Form 10-K
period 2004-12-31
Education Realty Trust, Inc.
filed 2005-03-31
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1869228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis Tennessee (Address of principal executive offices)	38117 (Zip Code)
Registrant’s telephone number, including area code: (901)259-2500
Securities registered pursuant to section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 31, 2004 no shares of the Registrant’s voting stock were held by nonaffiliates. The Securities and Exchange Commission declared the Registrant’s initial public offering effective on January 25, 2005.
      As of March 28, 2005, the Registrant had 21,850,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which shall be filed no later than April 29, 2005, into Part III of this Form 10-K to the extent stated herein.

EDUCATION REALTY TRUST, INC.
FORM 10-K
Year Ended December 31, 2004

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements, including discussion and analysis of the financial condition of Education Realty Trust, Inc., our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
      Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the “Business — Risk Factors” section of this Annual Report.

PART I

Item 1.	Business.
Our Company
      Education Realty Trust, Inc. is a self-managed and self-advised real estate investment trust, or REIT, organized in July 2004 to acquire, own and manage high quality student housing communities located near university campuses. We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc. (our “Predecessor”), a company with over 40 years of experience as an owner, manager and developer of student housing. As of December 31, 2004, our Predecessor owned and operated seven off-campus student housing communities located in six states containing 3,896 beds in 1,146 apartment units at seven universities. As of December 31, 2004, our Predecessor provided third-party management services for 16 student housing communities located in ten states containing 9,030 beds in 2,962 apartment units at twelve universities. Our Predecessor also provided third-party development consulting services as requested by our clients. For the years ended December 31, 2004 and 2003, our Predecessor’s revenue from third-party management and consulting services (exclusive of operating expense reimbursements) was approximately 7.5% and 7.9% of total revenue, respectively. From 1964 through 2004, our Predecessor owned and operated 26 student housing communities located in 13 states containing over 16,000 beds and managed a total of 67 communities located in 21 states containing approximately 36,000 beds at 47 universities.
      Our owned student housing communities typically have the following characteristics:

•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately six years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.
Initial Public Offering and Formation Transactions
      On January 31, 2005, we sold 21,850,000 shares of our common stock at an offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our initial public offering (“IPO”). J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for our IPO. Simultaneous with the IPO, we completed our formation transactions, which included the contribution of the student housing business of our Predecessor and its subsidiaries, purchase of the related minority interests in our Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”). The net proceeds of the IPO after expenses were approximately $320.8 million. The IPO proceeds were used as follows:

•	Approximately $123.1 million to pay the cash portion of our formation transactions.

•	Approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million.

•	Approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI.

•	Approximately $1.1 million to pay loan origination fees relating to our $75 million revolving credit facility that was obtained on January 31, 2005.

•	Approximately $72.2 million for general corporate uses, which may include the acquisition of additional student housing communities, repayment of additional indebtedness and payment of distributions to our stockholders.

Our Structure Following the Closing Date
      Following the closing of our IPO and our formation transactions, which occurred on January 31, 2005 (the “Closing Date”), substantially all of our assets are held by, and we have conducted substantially all of our activities through Education Realty Operating Partnership, LP, (our “Operating Partnership”), which is a wholly owned subsidiary, and its wholly owned subsidiaries, Allen & O’Hara Education Services, Inc., (our “Management Company”) and Allen & O’Hara Development Company, LLC, (our “Development Company”). All of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be. For the year ended December 31, 2004, we were governed by a board of directors comprised exclusively of directors who served on our management team. Since the Closing Date, we have been governed by a five-member board of directors, four of whom are classified under applicable New York Stock Exchange listing standards as “independent” directors.
      We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 92.4% of the outstanding partnership units of our Operating Partnership, and 6.5% of the partnership units of our Operating Partnership are held by the former owners of our initial properties and assets including members of our management team. Some of our officers also own an indirect interest in our Operating Partnership, which we refer to as “profits interest units,” which will be held through ownership of units in Education Realty Limited Partner, LLC, a Delaware limited liability company controlled by us and that holds 1.1% of the aggregate interests in our Operating Partnership.
      Since the Closing Date, University Towers Operating Partnership, LP, (the “University Towers Partnership”), which is our affiliate, has held, owned and operated our University Towers property located in Raleigh, North Carolina. We own 67% of the units in the University Towers Partnership, and 33% of the University Towers Partnership is held by the former owners of our initial properties and assets including members of our management team.
Our Management Company and Our Development Company
      We will elect to be taxed as a REIT for federal income tax purposes commencing with our tax year ending December 31, 2005. In order to qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our student-tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company electing, together with us, to be treated as our “taxable REIT subsidiary” or “TRS.” Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company will wholly own our Development Company. Our Development Company will be a disregarded entity for federal income tax purposes and all assets owned and earned by our Development Company will be deemed to be owned and earned by our Management Company. Therefore, it will not be necessary to make a separate election for our Development Company to be taxed as a TRS.
Our Business and Growth Strategy
      Our primary business objectives are to maximize cash flow available for distribution to our stockholders, and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve these objectives by (i) acquiring student housing communities nationwide that meet our focused investment criteria and (ii) maximizing revenues from operations of our owned and third-party managed properties through proactive and goal-oriented property management strategies. In addition, we plan to continue to grow our third-party management services business and our development consulting services business and to selectively develop properties for our own account.

Acquisition Strategy
      Following the Closing Date, we had approximately $72.2 million of working capital as well as availability under a $75 million revolving credit facility obtained on January 31, 2005 to acquire additional student housing communities and for general corporate purposes. We intend to acquire high quality, well-designed and well-located properties, with a focus on off-campus garden-style communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing student populations and an insufficient supply of student housing. We will also seek to acquire investments in student housing communities that possess sound market fundamentals but are under-performing and would benefit from renovation and/or improved property management. We will consider the following property and market factors to identify potential property acquisitions:

•	campus reputation
•	competitive admissions criteria
•	limited number of on-campus beds and limited plans for expansion
•	distance of property from campus
•	property unit mix
•	competition
•	significant out-of-state enrollment
•	operating performance
•	potential for improved management
•	ownership and capital structure
•	presence of desired amenities
•	maintenance of the property
•	access to a university-sponsored or public transportation line
•	parking availability
      After we identify a potential student housing acquisition, a due diligence team consisting of in-house personnel and third parties, such as outside legal counsel, environmental consultants, structural engineers, investment bankers and accountants, conducts detailed due diligence to assess the potential investment.
      Our senior management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. We are continuously active in identifying and analyzing potential student housing acquisitions. As a result of our intensive due diligence review and selective criteria, we determine to pursue or complete only a portion of these identified potential acquisitions following our submission of a non-binding purchase offer. In addition to the initial properties that we acquired on the Closing Date, our management team has submitted offers over the past twelve months pursuant to non-binding letters of intent to acquire 29 properties with approximately 22,965 beds. Subsequent to the Closing Date, we acquired student housing communities serving the University of Mississippi and the University of South Carolina that include 1,116 beds. During this period, we also entered into binding purchase contracts for two additional properties, which serve the University of Florida and Middle Tennessee State University and include approximately 3,096 beds.
Operating Strategy
      We seek to maximize funds from the operations of the student housing communities that we own and manage through the following operational strategies.
      Maximize property profitability. We seek to maximize property-level profitability through the use of cost control systems and our focused on-site management personnel. Some of our specific cost control initiatives include:

•	establishing internal controls and procedures for cost control consistently throughout our communities;

•	operating with flat property-level management structures, minimizing multiple layers of management;

•	negotiating utility and service-level pricing arrangements with national and regional vendors and requiring corporate-level approval of service agreements for each community; and

•	conducting an annual assessment of the costs and effectiveness of each of our marketing strategies in order to place greater emphasis on lower cost/high-impact initiatives.
      Proactive marketing practices. We have developed and implemented proactive marketing practices to enhance the visibility of our student housing communities and to optimize our occupancy rates. We thoroughly study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. We intend to continue to market our properties to students, parents and universities by emphasizing student-oriented living areas, state-of-the-art technology infrastructure, a wide variety of amenities and services and close proximity to the campus.
      Develop and retain personnel. We staff each student housing community that we own or manage with a full-service on-site property management team. Each of our property management teams includes Community Assistants who plan activities and interact with students, enhancing their college experiences. We have developed policies and procedures to train each team of on-site employees and to provide each team with full corporate-based support for each essential operating function. To retain employees, we have developed an incentive-based compensation structure that is available to all of our on-site personnel.
      Maintain and develop strategic relationships. We seek to maintain and establish relationships with universities. We believe that establishing and maintaining relationships with universities is important to the ongoing success of our business. We believe that these relationships will continue to provide us with referrals to enhance our leasing efforts, opportunities for additional acquisitions of student housing communities and contracts for third-party services.
Third-Party Services
      In addition to managing our owned student housing communities, we also provide management and development consulting services for third-party owners of student housing. Universities and third-party owners are increasingly turning to the private sector for assistance in developing and managing their student housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high quality student housing communities. We perform third-party services for student housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the University of Illinois, the California State University System and the Pennsylvania State System of Higher Education.
      In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Management Company and our Development Company. The income earned by our Management Company and our Development Company will be subject to regular federal income tax and state and local income tax where applicable and will therefore be subject to an additional level of tax as compared to the income earned from our properties.

Third-party management services
      We provide third-party management services for student housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships and information systems, and are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management contracts that have an initial term between five and ten years. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure.
      Performing third-party property management services in addition to operating our owned student housing communities allows us to earn additional revenue at a high degree of operational efficiency and economy of scale. We also gain depth of experience with management and maintenance of this specialized property type. Our third-party management services provide us with inroads into additional markets and an expanded geographical and human resource infrastructure for the management of our owned assets. In addition, we believe that our success in securing third-party management contracts allows us to expand our network of contacts in the student housing industry and to increase our pipeline of potential property acquisitions.
      For the years ended December 31, 2004 and 2003 our fees from management services (excluding operating expense reimbursements) represented 5.8% and 4.7%, respectively, of our revenues.
      The following table presents certain summary information regarding the student housing communities that our Predecessor managed for other owners as of December 31, 2004:

Property	University	# of Beds	# of Units

On-campus properties
Calhoun Street Apartments	University of Cincinnati	758	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	576	145
Bettie Johnson Hall	University of Louisville	493	224
University Village	California State University — San Marcos	471	126
Normal Hills Apartments	Alabama A&M University	448	240
Kurz Hall	University of Louisville	402	224
Arlington Park Apartments	University of Northern Colorado	396	180
University Park — Phase II	Salisbury University (Maryland)	312	108
Minardi Hall	University of Louisville	38	20

Total on-campus		4,550	1,735
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,453	363
The Reserve on Stinson	University of Oklahoma	720	240
Illini Tower	University of Illinois at Champaign	709	175
Stratford Heights	University of Cincinnati	710	174
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	480	167
Evergreen Commons	Lock Haven University of Pennsylvania	408	108

Total off-campus		4,480	1,227

Totals (for both on- and off-campus)		9,030	2,962

Third-party development consulting services
      We provide our third-party development consulting services to universities seeking to modernize their on-campus student housing communities. Our development consulting services typically include the following:

•	market analysis and evaluation of housing needs and options;

•	cooperation with university in architectural design;

•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;

•	oversight of architectural design process;

•	coordination of governmental and university plan approvals;

•	oversight of construction process;

•	design, purchase and installation of furniture;

•	pre-opening marketing to students; and

•	obtaining final approvals of construction.
      By providing these services, we are able to observe emerging trends in student housing development and market acceptance of unit and community amenities. Our development consulting services also benefit us by providing us with opportunities to obtain additional third-party property management contracts. Of the ten student housing communities with respect to which we have provided development-consulting services in the past five years, the property owners have awarded us contracts for third-party management services for nine of those student housing communities. For the years ended December 31, 2004 and December 31, 2003, our fees from development consulting services, excluding operating expense reimbursements, represented 1.7% and 3.2%, respectively, of our revenues.
      In addition to the ten student housing communities with respect to which we have provided development consulting services in the past five years, with aggregate development costs (such as land and construction costs, developer fees and interest) incurred by our clients of over $226 million, we are currently providing development services for a $15.8 million project at Bloomsburg University of Pennsylvania pursuant to a signed definitive contract. We are also providing pre-development, construction and management consulting services at four additional universities, the University of Alabama-Birmingham, Slippery Rock University, California University of Pennsylvania and University of Colorado-Denver, but have not yet entered into definitive contracts for these projects. We anticipate that these four projects will have aggregate development costs of approximately $211.1 million. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In our experience, definitive contracts for these projects are typically not executed until the completion of the project when the institution’s governing body formally approves the transaction. We believe that there is a high likelihood that the definitive contracts for these four projects will be executed.
Our Operations
      We staff each of our owned and managed student housing communities with a full-service property management team. We typically staff each property with one Community Manager, a marketing/ leasing manager, a student accounts manager, a resident services director, a maintenance supervisor, one on-site resident Community Assistant for each 50-85 students and general office staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for students, enhancing the students’ college experiences as well as the desirability of our communities.
      We have developed policies and procedures to carefully select and develop each team of on-site employees and to provide each team with full corporate-based support for each essential operating area, including lease administration, sales/ marketing, community and university relations, student life administration, maintenance and loss prevention, accounting, human resources/ benefits administration and information systems. The corporate level personnel responsible for each of these areas support each Community Manager’s leadership role, and are available as a resource to the Community Managers around the clock.
Residence Life and Student Development
      Our corporate director of residence life and student personnel development designs and directs our residence life program. Our programs are developed at the corporate level and implemented at each community by our Community Assistants, together with our other on-site personnel. We provide educational, social and recreational activities designed to help students achieve academic goals, promote respect and harmony throughout the community, and help bridge interaction with the respective university. Examples of our residence life and student development programs include:

•	community-building and social activities geared to university-related events, holidays, public safety and education;

•	study and attention skills counseling;

•	career development, resume writing and employment search skill training;

•	sponsorship of intramural sport teams, academic clubs and alumni-based activities;

•	parent and resident appreciation events;

•	community service activities including recycling, blood drives, food drives and student volunteer committees;

•	lectures focused on social issues, including effective communication, multi-cultural awareness and substance abuse;

•	university outreach activities; and

•	voter registration, enrollment and education.
      The Community Assistants perform key roles in the administrative functioning of the community and interface with students through constructive programs, activities and listening to student interests and concerns. Our on-site leadership selects students to serve as Community Assistants who meet criteria established by our corporate director of residence life and student personnel development.
Marketing
      We begin our annual marketing campaign by thoroughly segmenting the student population attending each of the primary universities where our student housing communities are located, and compiling market surveys of comparable student apartment properties. With this information in hand, we formulate a marketing/sales strategy that consists of a renewal campaign for current residents and a broader campaign directed at the eligible student population. We assess university regulations regarding housing requirements to avoid targeting markets in which significant numbers of students are not eligible to live off-campus until they achieve certain credit hour levels.
      We begin our renewal campaign between November and January of each year. Signage, direct mailings to the students and their parents, appreciation parties and staff selling incentives are key elements of the renewal campaign. The Community Assistant team plays a key role in communicating the renewal message throughout their assigned property area. We use a database of current resident demographic data to direct sales information to primary feeder high schools, particularly where new freshmen are eligible to live off-campus. Other database criteria include gender, high school location, prior apartment community, academic class standing, field of study and activity preferences.
      We appeal to the greater university population through theme-based newspaper advertising campaigns, open house activities, housing fairs conducted by the university and, where effective, web-based advertising. Our Community Assistant staff targets certain university-sponsored on-campus events to distribute handouts displaying our logo and offering incentives to visit our sales center. Wherever possible, our student housing communities appear on university websites in listings of off-campus housing options, together with banner advertising where available.
Leasing
      Our standard lease begins in August and runs for approximately twelve months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is University Towers, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific student housing community. All leases are for individual bedrooms with rights to share common areas within the unit and throughout the community. The “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.
      We lease our units by floor plan type using internally-generated occupancy spreadsheets to maximize full leasing of entire units, avoiding spotty vacancies particularly in the four-bedroom units. We offer roommate-matching services to facilitate full occupancy. We develop wait lists and monitor popular floor plans that fill to capacity early in the leasing season. If any fully vacant units remain available after the beginning of any academic semester, we seek to lease such units on a temporary basis to university-related visitors and our tenants’ parents and family members, or keep them available for future leasing to students.
      Unlike conventional apartment communities that have monthly recurring move-outs and renewals, our student housing community occupancies remain stable throughout the academic year, but must be entirely re-leased at the beginning of each academic calendar. Because of the nature of leasing to students, we are highly dependent upon the success of our marketing and leasing efforts during the annual leasing season, generally November through August. Our leasing staff undergoes intensive annual professional training to maximize the success of our leasing efforts.
      We require rent to be paid in equal monthly payments throughout the lease term, with the first installment due on July 1. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1. We replace contracted students who fail to pay the first installment with students on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.
      Highlights of our standard lease agreement include:

•	Rent typically covers all common area amenities and water/ sewer/ trash removal. Internet and cable TV service are included where required by market conditions.

•	Student residents pay a non-refundable service fee in addition to an application fee. The service fee is used to recover the costs of redecorating at the end of the academic year.

•	Units are inspected quarterly for damage or routine repairs. All cited damages are repaired and immediately charged to the resident account for collection. This procedure reduces end-of-year repairs and keeps the units in good order throughout the term of residency.

•	Subletting units is permitted with our written consent and for a fee.

•	Student residents are responsible for any damages that their visitors cause anywhere on the premises.
Strategic Relationships
      We assign high priority to establishing and nurturing relationships with the administration of each of the primary universities where our student housing communities are located. Our corporate staff establishes this network, and on-site management then sustains it with follow-up by corporate staff during routine visits to the community. As a result of our strategic relationships, universities often refer their students to our properties, thus enhancing our leasing effort throughout the year. These networks create goodwill for our student housing communities throughout the university administration, including departments of admissions, student affairs, public safety, athletics and international affairs.
      Most universities promote off-campus housing alternatives to their student population. It is our intention to be among the most preferred off-campus residences and for universities to include our communities in listings and literature provided to students. We seek to obtain student mailing lists and to be featured in Internet-based student housing listings wherever permitted by the institution and incorporate these initiatives into our marketing efforts. Our Community Managers make scheduled personal visits with academic departments to further our community exposure at this level.
Information Management
      We intend to continue to advance the information management systems developed by our Predecessor, and to be a leader in innovating these systems in advance of evolving industry standards.

•	Real-time capabilities for accounting, lease administration and monitoring. Our information systems provide both on-site and corporate management with comprehensive reports to assist them in the daily operation of each student housing community. Internet-based links provide real time transfers of information, permitting our corporate management and accounting group to interface with the on-site staff efficiently on a daily basis, as needed. This reduces the incidence of errors during the monthly reporting period and results in timely and accurate financial reporting.

•	Leasing and marketing. We load data that we collect on each resident prospect into our software database, allowing us to track and conduct follow-up sales pursuits on all residents from their initial contact with us through move-in. This procedure allows us to measure our success using sales closing ratios and also to perform follow-up with prospects that elect to reside elsewhere. Our corporate staff uses internally generated customized reports to monitor leasing progress daily throughout the sales season. Together with feedback from the on-site leasing team, this allows us to reposition ourselves in the market as needed to adjust to competitor activity or general market conditions.
Competition

Competition from universities
      We compete for student tenants with the owners of on-campus student housing, which is generally owned by educational institutions or charitable foundations. Educational institutions can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private sector operators pay full real estate tax rates and have higher borrowing costs. The competitive advantages of on-campus student housing also include its physical proximity to the university campus and captive student body. Many universities have policies requiring students to live in their on-campus facilities during their freshman year.
      On-campus housing is limited, however, and most universities are able to house only a small percentage of their students. As a result, educational institutions depend upon, and may serve as referral sources for, private providers of off-campus housing. In addition, off-campus housing facilities tend to offer more relaxed rules and regulations than on-campus properties and therefore tend to be more appealing to students. Off-campus student housing offers freedom from restrictions such as quiet hours or gender visitation limitations, and is especially appealing to upperclassmen who are transitioning towards their independence.

Competition from private owners
      We compete with several regional and national owner-operators of off-campus student housing, including GMH Communities Trust (GCT), American Campus Communities, Inc. (ACC), Fairfield Residential LLC and First Worthing Corp. Each of GCT and ACC has recently completed its initial public offering and, in connection therewith, has publicly disclosed its intention to grow its student housing business. We also compete in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, management and development of student housing properties.

Our competitive strengths
      We believe that we have the following competitive strengths that will enable us to take advantage of the opportunities in the student housing industry:

•	Senior management team with over 160 years of collective experience working together at our Predecessor.

•	Property portfolio with modern unit plans and amenities and average age of approximately six years.

•	Focused acquisition strategy.

•	Complementary third-party services business, including third-party management and development consulting services.

•	Established marketing practices.

•	Focus on customer satisfaction and quality control.
Employees
      At December 31, 2004 we had approximately 837 employees, including:

•	795 on-site employees, including 200 Community Assistants;

•	19 persons in our property management services department;

•	seven persons in our development consulting services department; and

•	16 executive, corporate administration and financial personnel.
      We anticipate hiring approximately 200 people from JPI to provide property management services to the 14 properties in the portfolio acquired from JPI. None of our employees are currently represented by a labor union.
      Our senior management team has over 160 years of collective experience working together in our Predecessor’s student housing business. Our Predecessor was a leader and innovator in the student housing industry from 1964 until the Closing Date, at which time we acquired our Predecessor’s student housing business. We believe that this experience will allow us to continue to anticipate and respond quickly to market changes and opportunities.
      Our management team’s in-depth knowledge of the student housing industry results from hands-on experiences at our Predecessor at all functional levels. Several of our executive officers began their careers as student-tenant employees or Community Managers responsible for managing individual student housing communities. This history of working together at our Predecessor demonstrates our management team’s extensive experience in the student housing industry:

		Number of Years with
Executive Officer	Title	Our Predecessor

Paul O. Bower	Chairman, Chief Executive Officer and President	35
Craig L. Cardwell	Executive Vice President and Chief Investment Officer	33
Thomas J. Hickey	Senior Vice President of Operations	32
Wallace L. Wilcox	Vice President of Construction	24
William W. Harris	Senior Vice President of Development	22
Susan B. Arrison	Vice President of Human Resources	14
Randall H. Brown	Executive Vice President and Chief Financial Officer	5

Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to all employees. It is available in the corporate governance section of our investor website at www.educationrealty.com.
Available Information
      We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC may be obtained from our website at http://www.educationrealty.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.
Risk Factors

Risks related to our properties and our business

Our results of operations are subject to the following risks inherent in the student housing industry: annual leasing cycle, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of a twelve-month lease.
      We generally lease our properties under twelve-month leases, but we may also lease for terms of nine months or less. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months. In addition, students leasing under twelve-month leases may be more likely to default in their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing communities are typically leased during a limited leasing season that begins in February and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.
      Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. On the Closing Date, we entered into a $75 million revolving credit facility to fund future property acquisitions and for other working capital needs, which may include the payment of distributions to our stockholders. The amount available to us and our ability to borrow from time to time under this facility will be subject to certain conditions and the satisfaction of specified financial covenants, which may include limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our payment or other obligations as a result of insufficient cash flow or otherwise, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

We are recently organized and have no operating history.
      We have been recently organized and had no operating history until the Closing Date. Consequently, our historical operating results and the financial data set forth in this Annual Report may not be useful in assessing our likely future performance. The operating performance of the properties may decline under our management, and we may not be able to generate sufficient revenue from operations to make anticipated distributions. We will also be subject to the risks generally associated with the formation of any new business. Our management has no prior experience in running a public company.

The consideration we paid for our initial assets may exceed their fair market value.
      On the Closing Date, we acquired our initial properties and our Management Company and Development Company in exchange for cash, Operating Partnership units and University Towers Partnership units. We did not obtain independent appraisals of the initial properties or the management and development businesses. In addition, the terms of the contribution and sale agreements relating to the purchase of our College Station property and our Management Company, which includes our Development Company as its wholly owned subsidiary, were not negotiated at arm’s length. Certain of our officers, specifically, Messrs. Bower, Brown, Cardwell, Harris, Hickey and Wilcox, received collectively through their ownership of interests in properties held by our Predecessor and our Management Company and our Development Company, total consideration of approximately $19.7 million, including Operating Partnership units and University Towers Partnership units of $16.9 million and cash of $2.8 million, which were used to repay certain unaffiliated third-party loans incurred by our Predecessor. In addition, we paid approximately $800,000 in cash to an affiliate for certain office furniture and equipment. It is possible that the consideration we provided in exchange for these assets may exceed their fair market value and that we could realize less value from the assets than we would have realized if all of the contribution or sale agreements had been entered into with an unrelated third party or if we had obtained independent appraisals of the assets.

We face significant competition from university-owned student housing and from other private student housing communities located within close proximity to universities.
      Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private-sector operators pay full real estate tax rates and have higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive student housing than we can, which can adversely affect our occupancy and rental rates.
      We also compete with other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. There are a number of purpose-built student housing properties that compete directly with us located near or in the same general vicinity of many of our student housing communities. Such competing student housing communities may be newer than our student housing communities, located closer to campus, charge less rent, possess more attractive amenities, or offer more services, shorter lease terms or more flexible leases. The construction of competing properties or decreases in the general levels of rents for housing in competing properties could adversely affect our rental income.
      We believe that a number of other large national companies may be potential entrants in the student housing business. In some cases, these potential competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies could increase competition for student tenants and for the acquisition, development and management of other student housing communities.

We may not be able to recover our costs for our development consulting services.
      We typically are awarded development consulting services business on the basis of a competitive award process, but definitive contracts are typically not executed until the formal approval of the transaction by the institution’s governing body at the completion of the project. In the intervening period, we may incur significant pre-development and other costs in the expectation that the development consulting services contract will be executed. These costs generally range from $300,000 to $500,000 and typically include architects’ fees to design the property and contractors’ fees to price the construction. We typically seek to enter into a reimbursement agreement with the institution that requires the institution to provide a guarantee of our advances. However, we may not be successful in negotiating such an agreement. In addition, if an institution’s governing body does not ultimately approve our selection and the underlying terms of a pending development, we may not be able to recover these costs from the institution. In addition, when we are awarded development consulting business, we generally receive 50% of our fees at the time the project is financed, and the remainder is generally paid in monthly installments thereafter. As a result, the recognition and timing of revenues will, among other things, be contingent upon the project owner’s successful structuring and closing of the project financing as well as the timing of construction.

The terms of our acquisition agreements with JPI may cause us to incur additional costs and liabilities in connection with the JPI portfolio acquisition.
      On the Closing Date, we purchased 14 student housing communities from JPI pursuant to three separate acquisition agreements, two of which provide collectively for the direct purchase of four properties and one of which provides for the purchase of ownership interests in special purpose entities holding title to the ten remaining properties. Pursuant to the acquisition agreements, we effectively assumed all liabilities and obligations with respect to the JPI portfolio, whether known or unknown, absolute or contingent, and whether arising before or after the Closing Date. JPI’s representations and warranties to us in each of the acquisition agreements are limited, and, with the exception of the specific representations and warranties in the acquisition agreements, the properties were acquired from JPI on an “as is/where is” basis. In addition, JPI’s indemnity to us for any breach under the acquisition agreements is very limited. As a result of these provisions, we may become responsible for liabilities and obligations with respect to the JPI portfolio for which we will have no recourse to JPI or anyone else. These costs could negatively affect our operating results and our financial condition.
      In addition, pursuant to the acquisition agreements, we agreed to provide a revolving loan to JPI Multifamily Investments L.P., an affiliate of JPI (“JPI Multifamily”). Pursuant to this loan commitment, JPI Multifamily may borrow up to approximately $6.0 million from us over a period of the later of (i) 30 days after our registration of the shares issuable upon conversion of the Operating Partnership units issued to JPI in connection with the purchase of the JPI portfolio or (ii) 14-months following our purchase of the JPI portfolio. JPI borrowed $6.0 million on January 31, 2005 thus reducing the net proceeds of our initial public offering otherwise available to us for working capital or to fund future acquisitions of student housing communities and, accordingly, could negatively affect our operating results. JPI Multifamily’s borrowings will be secured by a pledge of the Operating Partnership units issued to JPI having a value, based on the initial offering price of our common stock in our initial public offering, of approximately $8.0 million. Other than the security provided by such pledge, JPI Multifamily’s obligations to us will be non-recourse, unless, and only to the extent that, JPI Multifamily elects under the loan agreement to guarantee up to 25% of the outstanding loan balance, which it has the right to do at any time. It is unlikely that JPI Multifamily will elect to provide any guarantee to us of its obligations. Accordingly, in the event that JPI Multifamily fails to repay to us any amounts borrowed under the loan commitment, and the value of the units pledged to us as collateral is less than the amount of JPI

Multifamily’s obligations upon the maturity date of the loan, we would not be able to recover the amounts advanced to JPI Multifamily, which could negatively affect our operating results and financial condition.

We may be unable to take advantage of certain disposition opportunities because of additional costs we have agreed to pay if we sell certain of our properties in taxable transactions for a period of five years.
      On the Closing Date, we issued Operating Partnership units as partial or full consideration for our interests in two properties in the JPI portfolio and University Towers Partnership units for our interest in University Towers. So long as the contributing owners of such properties hold at least 25% of the Operating Partnership units or University Towers Partnership units that they received on the Closing Date, we have agreed to maintain certain minimum amounts of debt on the properties so as to avoid triggering gain to the contributing owners. If we fail to do this, we will owe to the contributing owners the amount of taxes that they incur. In each case, the amount of tax is computed assuming the highest federal and state rates. As a result, these agreements may preclude us from selling the restricted properties at the optimal time.

We rely on our relationships with universities, and changes in university personnel and/or policies could adversely affect our operating results.
      In some cases, we rely on our relationships with universities for referrals of prospective tenants or for mailing lists of prospective tenants and their parents. The failure to maintain good relationships with personnel at these universities could therefore have a material adverse effect on us. If universities refuse to make their lists of prospective student-tenants and their parents available to us or increase the costs of these lists, the increased costs or failure to obtain such lists could also have a material adverse effect on us.
      We may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our properties may be reduced and our occupancy rates may decline. In addition, universities may institute a policy that a certain class of students, such as freshmen, must live in a university-owned facility, which would also reduce the demand for our properties. While we may engage in marketing efforts to compensate for such policy changes, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period or at all.

Our growth will be dependent upon our ability to acquire and/or develop, lease, integrate and manage additional student housing communities successfully.
      We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any acquisition we identify or that any acquisition we complete using the proceeds of our initial public offering will produce a return on our investment. We will have broad authority to invest in real estate investments that we identify in the future.
      Our future growth will be dependent upon our ability to successfully acquire new properties on favorable terms, which may be adversely affected by the following significant risks:

•	we may be unable to acquire a desired property at all or at a desired purchase price because of competition from other purchasers of student housing;

•	many of our future acquisitions are likely to be dependent on external financing, and we may be unable to finance an acquisition on favorable terms or at all;

•	we may be required to incur significant capital expenditures to improve or renovate acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of the properties.
      As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly acquired properties may not perform as expected, and newly acquired properties may have characteristics or deficiencies unknown to us at the time of acquisition.
     Risks related to the real estate industry

Our performance and the value of our real estate assets are subject to risks associated with real estate assets and with the real estate industry.
      Our ability to make distributions to our stockholders depends on our ability to generate cash revenues in excess of expenses, scheduled debt service obligations and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	local oversupply of student housing units, increased competition or reduction in demand for student housing;

•	inability to collect rent from tenants;

•	vacancies or our inability to lease beds on favorable terms;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing student demographics;

•	national, regional and local economic conditions; and

•	rising interest rates.

We have limited time to perform due diligence on many of our acquired properties, which could subject us to significant unexpected liabilities and under-performance of the acquired properties.
      When we enter into an agreement to acquire a property, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. To the extent these third parties or we underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities, or the property may fail to perform in accordance with our projections. If, during the due diligence phase, we do not accurately assess the value of and liabilities associated with a particular property, we may pay a purchase price that exceeds the current fair value of the assets. As a result, material goodwill and other intangible assets would be recorded, which could result in significant charges to earnings in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could seriously harm our financial and operating results, as well as our ability to pay dividends.

Certain losses may not be covered by insurance.
      We carry insurance covering comprehensive liability, fire, earthquake, terrorism, business interruption, vandalism and malicious mischief, extended coverage perils, physical loss perils, commercial general liability, personal injury, workers’ compensation, business, automobile, errors and omissions, employee dishonesty, employment practices liability and rental loss with respect to all of the properties in our portfolio and the operation of our Management Company and Development Company. We also carry insurance covering terrorism and flood (when the property is located in whole or in material part in a designated flood plain area) on some of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. There are, however, certain types of losses (such as property damage from riots or wars, employment discrimination losses, punitive damage awards, terrorism or acts of God) that may be either uninsurable or not economically insurable. Some of our policies are subject to large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Future terrorist attacks in the United States could harm the demand for and the value of our student housing communities.
      Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, or threats of the same, could harm the demand for and the value of our properties. A decrease in demand in our markets would make it difficult for us to renew or re-lease our properties at rates equal to or above historical rates.
      Terrorist attacks also could directly affect the value of our properties through damage, destruction, loss or increased security costs, and the availability or cost of insurance for such acts. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property.

We could incur significant costs related to government regulation and private litigation over environmental matters.
      Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties, or PRPs. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral. We do not carry environmental insurance on any of the properties in our portfolio.
      Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, wetlands and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties for those conditions.

We could be exposed to liability and remedial costs related to environmental matters.
      Certain properties in our portfolio may contain, or may have contained, asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Certain properties in our portfolio contain, or may have contained, elevated radon levels. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, some of the properties may contain regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.
      Some of the properties in our portfolio may contain microbial matter such as mold and mildew. The presence of microbial matter could adversely affect our results of operations. In addition, if any property in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems are breached, or if water intrusion into our buildings otherwise occurs, microbial matter or other contamination can develop. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If this were to occur, we could incur significant remedial costs and we may also be subject to material private damage claims and awards. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. If we become subject to claims in this regard, it could materially and adversely affect us and our future insurability for such matters.
      Independent environmental consultants conducted Phase I environmental site assessments on all of our initial properties. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. Some of the Phase I assessments did, however, test for radon and found elevated radon levels at two properties. A radon mitigation system was implemented at one of the properties and another mitigation system will be needed at one additional property. In addition, a limited Phase II study was conducted on four of the properties and concluded that further investigation was not warranted.
      None of the site assessments revealed any past or present environmental liability that we believe would be material to us. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.
      We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions or that such costs or other remedial measures will not be material to us.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
      Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present ADA requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award for damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation. If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected.
      In June 2001, the United States Department of Justice, or DOJ, notified JPI of an on-going investigation regarding possible violations of the ADA and the FHAA at various residential properties developed by JPI, mostly multi-family apartment communities. Of the 14 student housing communities we acquired from JPI on the Closing Date, one property is included in those reviewed by the DOJ to date. The DOJ has reviewed the property plans for this property but has not issued a report regarding its review. In October 2002, the DOJ indicated that the investigations were being delayed for an undetermined period of time. This investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings with the DOJ. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. We are unable to predict the outcome of the DOJ’s investigation related to the JPI portfolio.

We may incur significant costs complying with other regulations.
      The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or be liable for private actions for money damages. Furthermore, existing requirements could change and require us to make significant unanticipated expenditures that would materially and adversely affect us. Moreover, as a public company, we are subject to significant compliance, legal and auditing costs, including the substantial cost of devising, maintaining and assessing annually a comprehensive system of internal controls. These expenses are largely fixed costs and cannot be reduced substantially during economic downturns.

Our potential participation in joint ventures presents additional risks.
      We may co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we will not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.
      Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
      We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate.
     Risks related to our organization and structure

To maintain our REIT status, we may be forced to limit the activities of our Management Company.
      To maintain our status as a REIT, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as our Management Company. Some of our activities, such as our third-party management, development consulting and food services, must be conducted through our Management Company and Development Company for us to maintain our REIT qualification. In addition, certain non-customary services such as cleaning, transportation, security and, in some cases, parking, must be provided by a taxable REIT subsidiary or an independent contractor. If the revenues from such activities create a risk that the value of our Management Company, based on revenues or otherwise, approaches the 20% threshold, we will be forced to curtail such activities or take other steps to remain under the 20% threshold. Because the 20% threshold is based on value, it is possible that the Internal Revenue Service, or IRS, could successfully contend that the value of our Management Company exceeds the 20% threshold even if our Management Company accounts for less than 20% of our consolidated revenues, income or cash flow, in which case our status as a REIT could be jeopardized.

We will depend heavily on the availability of equity and debt capital to fund our business.
      In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to distribute annually at least 90% of our REIT taxable income, determined without regard to distributions paid and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on the public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market’s perception of our growth potential;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

      If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders, including those necessary to maintain our qualification as a REIT.

Our charter contains restrictions on the ownership and transfer of our stock.
      Our charter provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (by value, by number of shares or by voting power, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% (by value, by number of shares or by voting power, whichever is more restrictive) of all our outstanding shares, including both common and preferred stock. We refer to this restriction as the “ownership limit.” Generally, if a beneficial owner of our shares exceeds the ownership limit, such owner will be effectively divested of all ownership rights with respect to shares exceeding the limit and may suffer a loss on his or her investment.
      The constructive ownership rules under the Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding stock and thereby subject certain shares to the ramifications of exceeding the ownership limit. Our charter, however, permits exceptions to be made to this limitation if our board of directors determines that such exceptions will not jeopardize our tax status as a REIT. This ownership limit could delay, defer or prevent a change of control or other transaction that might otherwise result in a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain tax and anti-takeover provisions of our charter and bylaws may inhibit a change of our control.
      Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us, or could delay, defer or prevent a change in control or the removal of existing management. These provisions also may delay or prevent our stockholders from receiving a premium for their shares of common stock over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by our board of directors;

•	the right of our board of directors, without a stockholder vote, to increase our authorized shares and classify or reclassify unissued shares; and

•	advance notice requirements for stockholder nomination of directors and for other proposals to be presented at stockholder meetings.

The Maryland business statutes also impose potential restrictions on a change of control of our Company.
      Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our stockholders. Our bylaws exempt us from some of those laws, such as the control share acquisition provisions, but our board of directors can change our bylaws at any time to make these provisions applicable to us.

We have the right to change some of our policies that may be important to our stockholders without stockholder consent.
      Our major policies, including our policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors has delegated that authority. Our board of directors also establishes the amount of any distributions that we make to our stockholders. Our board of directors may amend or revise the foregoing policies, our distribution payment amounts and other policies from time to time without a stockholder vote. Accordingly, our stockholders may not have control over changes in our policies.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
      Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.
      Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action. Our bylaws require us to indemnify directors and officers for liability resulting from actions taken by them in those capacitates to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our success depends on key personnel whose continued service is not guaranteed.
      We depend upon the services of our key personnel, particularly Paul O. Bower, our Chairman, Chief Executive Officer and President, Randall H. Brown, our Executive Vice President and Chief Financial Officer, and Craig L. Cardwell, our Executive Vice President and Chief Investment Officer. Messrs. Bower and Cardwell each have been in the student housing business for over 30 years, and each of them has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. In addition, Mr. Brown possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.
     Federal income tax risks

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.
      We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. If we lose our REIT status, we will face serious tax consequences that could substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income, and such amounts would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
      In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.
      Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership or a limited liability company. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and two “gross income tests”: (a) at least 75% of our gross income in any year must be derived from qualified sources, such as “rents from real property,” mortgage interest, distributions from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income must be derived from sources meeting the 75% income test above, and other passive investment sources, such as other interest and dividends and gains from sales of securities. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding any net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

We may be subject to federal and state income taxes that would harm our financial condition.
      Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a sale of dealer property or inventory, or, if our Management Company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s length basis, that income will be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of “dealer” property or inventory, in which case the 100% penalty tax will apply. In addition, we may not be able to make sufficient distributions to avoid corporate income tax and the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or the University Towers Partnership or at a level of the other entities through which we indirectly own our properties that would aversely affect our operating results.

An investment in our common stock has various tax risks, including the treatment of distributions in excess of earnings and the inability to apply “passive losses” against distributions.
      Distributions in excess of current and accumulated earnings and profits, to the extent that they exceed the adjusted basis of an investor’s common stock, will be treated as long-term capital gain (or short-term capital gain if the shares have been held for less than one year). Any gain or loss realized upon a taxable disposition of shares by a stockholder who is not a dealer in securities will be treated as a long-term capital gain or loss if the shares have been held for more than one year, and otherwise will be treated as short-term capital gain or loss. Distributions that we properly designate as capital gain distributions will be treated as taxable to stockholders as gains (to the extent that they do not exceed our actual net capital gain for the taxable year) from the sale or disposition of a capital asset held for greater than one year. Distributions we make and gain arising from the sale or exchange by a stockholder of shares of our stock will not be treated as passive income, meaning stockholders generally will not be able to apply any “passive losses” against such income or gain.

Future distributions may include a significant portion as a return of capital.
      Our distributions may exceed the amount of our income as a REIT. If so, the excess distributions will be treated as a return of capital to the extent of the stockholder’s basis in our stock, and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder’s basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset.
Item 2.     Properties.
General
      As of December 31, 2004, our Predecessor’s properties consisted of seven communities located in six states containing 3,896 beds in 1,146 apartment units located near seven universities. In the period since December 31, 2004, we have acquired 16 additional properties and entered binding agreements to purchase two additional properties.
      Six of the Predecessor’s seven properties are modern apartment communities, with clusters of low-rise buildings that consist of student housing units with private bedrooms and one or more bathrooms centered around a common area consisting of a fully furnished living room, dining room and fully-equipped kitchen. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our student housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individualized locks, high-speed Internet access and telephone and cable television connections.
      Our student housing communities typically have the following characteristics:

•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately six years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Properties
      The following table provides certain summary information about our Predecessor’s properties as of December 31, 2004 and 2003:

						Year Ended December 31, 2004

									Revenue
				Average	Average	Month-End	Monthly Total		Per
		Year		# of	# of	Occupancy	Revenue		Available
Name	Primary University Served	Built		Beds	Units	Rate(1)	(in thousands)		Bed(2)

NorthPointe	University of Arizona	1999		912	300	91.9%	$4,057		$371
The Reserve at Athens	University of Georgia	1999		612	200	93.8	2,661		362
The Reserve at Clemson	Clemson University	1999		590	177	95.0	2,316		327
Players Club	Florida State University	1994		336	84	94.4	1,530		379
The Gables	Western Kentucky University	1995		290	73	97.3	1,118		321
College Station	Augusta State University	1989		203	61	88.4	617		253
University Towers(3)	North Carolina State University	1989		953	251	75.9	7,406	(3)	648	(3)

Total		1995	(4)	3,896	1,146	89.2%	$19,705		$421	(4)

						Year Ended December 31, 2003

									Revenue
				Average	Average	Month-End	Monthly Total		Per
		Year		# of	# of	Occupancy	Revenue		Available
Name	Primary University Served	Built		Beds	Units	Rate(1)	(in thousands)		Bed(2)

NorthPointe	University of Arizona	1999		912	300	85.7%	$3,772		$345
The Reserve at Athens	University of Georgia	1999		612	200	82.6	2,463		335
The Reserve at Clemson	Clemson University	1999		590	177	84.6	2,101		297
Players Club	Florida State University	1994		336	84	90.8	1,428		354
The Gables	Western Kentucky University	1995		290	73	96.5	1,006		289
College Station	Augusta State University	1989		203	61	91.0	567		233
University Towers(3)	North Carolina State University	1989		953	251	79.6	7,652	(3)	669	(3)

Total		1995	(4)	3,896	1,146	85.1%	$18,986		$406	(4)

(1)	Average physical month-end occupancy rate for the twelve months ended December 31, 2004 and 2003.

(2)	Monthly revenue per available bed is equal to total annual revenue divided by the total number of beds (including staff and model beds) at the property divided by twelve.

(3)	Revenues shown above for University Towers include revenue from food service operations.

(4)	Represents average for all properties in portfolio.

Indebtedness
      The following table contains summary information concerning the mortgage debt encumbering the properties owned by our Predecessor as of December 31, 2004:

				Outstanding
				Balance as of
		Origination	Interest	December 31, 2004	Maturity
Property	Lender	Date	Rate	(in thousands)	Date

NorthPointe	Bank of America, N.A.	4/2002	6.63	$18,784	5/1/2007
The Reserve at Athens	Bank of America, N.A.	4/2001	7.15	14,754	5/1/2006
The Reserve at Clemson	Bank of America, N.A.	4/2002	6.63	11,952	5/1/2007
Players Club	Bank of America, N.A.	4/2001	7.15	4,731	5/1/2006
The Gables	Bank of America, N.A.	10/2003	5.50	4,557	11/1/2013
College Station	South Trust	3/2004	5.88	900	12/1/2008
College Station (Second Mortgage)	Wrightsboro Properties, LLC	9/1999	9.00	1,032	7/15/2009
University Towers	Nationsbanc Mortgage Capital Corporation	2/1998	6.77	24,401	3/1/2008

Total				$81,111

      The weighted average interest rate of this mortgage indebtedness is 6.76%. Each of these mortgages is a non-recourse obligation subject to customary exceptions and has 30-year amortization. None of these mortgages are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties. In connection with our IPO and formation transactions, we paid off the outstanding mortgage debt on The Reserve at Athens, Players Club and College Station.

Item 3.	Legal Proceedings.
      In the normal course of business, we are subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. The initial public offering price of our common stock on such date was $16.00 per share. There were approximately 7 holders of record out of the 21,850,000 shares outstanding on March 29, 2005. On the same day, our common stock closed at $16.65.
      On January 31, 2005, we sold 21,850,000 shares of our common stock at an IPO price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our IPO. J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for our IPO. Simultaneous with the IPO, we completed our formation transactions, which included the contribution of the student housing business of our Predecessor and its subsidiaries, purchase of the related minority interests in our Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”). The net proceeds of the IPO after expenses were approximately $320.8 million. The IPO proceeds were used as follows:

•	Approximately $123.1 million to pay the cash portion of our formation transactions.

•	Approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million.

•	Approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI.

•	Approximately $1.1 million to pay loan origination fees relating to our $75 million revolving credit facility that was obtained on January 31, 2005.
      Approximately $72.2 million for general corporate uses, which may include the acquisition of additional student housing communities, repayment of additional indebtedness and payment of distributions to our stockholders.
Recent Sales of Unregistered Securities
      Upon our formation on July 13, 2004, Paul O. Bower, our Chief Executive Officer, President and Chairman of the Board of Directors, was issued 100 shares of our common stock for total consideration of $1,000 in cash in order to provide our initial capitalization. We repurchased these shares at cost on the Closing Date. The issuance of all such shares were effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (Securities Act) and Rule 506 of Regulation D thereunder. Mr. Bower is an “accredited investor” as defined under Regulation D of the Securities Act.
      On the Closing Date, 814,914 units of limited partnership interest in our Operating Partnership, having a value of approximately $13.9 million, and 181,808 units of limited partnership interest in the University Towers Partnership, having a value of approximately $3.1 million, were issued to a total of four persons, including certain of our directors and officers, in exchange for interests in our initial properties and other assets. These units are convertible after one year from the date of issuance into cash or, at our election, shares of our common stock on a one-for-one basis. All of such persons irrevocably committed to the transfer of such interests and assets prior to the filing of the registration statement for our initial public offering pursuant to certain contribution agreements and merger agreements dated between September 17, 2004 and September 24, 2004 and are “accredited investors” as defined under Regulation D of the Securities Act. The issuances of all the units described above were made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D thereunder.
      Also on the Closing Date, we issued to JPI a warrant to purchase 250,000 shares of our common stock at a price equal to 103% of the initial public offering price. Pursuant to a contract of sale/contribution dated September 17, 2004, JPI irrevocably committed to the transfer of such interest in exchange for the consideration provided for in the contract, including the warrant. JPI is an “accredited investor” as defined under Regulation D of the Securities Act. This warrant will be exercisable beginning January 31, 2006 and will expire on February 28, 2007 unless previously exercised. The issuance of the warrant was made in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D thereunder.
      In addition, also on the Closing Date, we issued 170,000 restricted shares of our common stock with an aggregate value of $2,890,000, and 220,000 profits interest units representing an aggregate 1.1% interest in our Operating Partnership to our executive officers, pursuant to the terms of their respective employment agreements and to other employees at the discretion of our board. The issuance of such shares was made in reliance upon an exemption from registration under Rule 701 and Section 4(2) of the Securities Act. In addition, each of our independent directors received on the Closing Date an initial grant of restricted stock representing 1,000 shares of our common stock, which will vest 180 days following the

Closing Date. The issuance of these restricted stock units was made in reliance upon an exemption from registration under Rule 701 and Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data.
      We have not presented historical information for Education Realty Trust, Inc. prior to the completion of our IPO because we did not have material corporate operating activity during the period from our formation until the closing of the offering.
      The following table sets forth our Predecessor’s selected historical financial and operating data for the periods indicated. The combined historical financial information includes:

•	the student housing operations of Education Properties Trust, LLC and its subsidiaries (including the properties referred to as NorthPointe, The Reserve at Athens, The Reserve at Clemson and Players Club);

•	the student housing operations of the properties referred to as The Gables, College Station and University Towers; and

•	the third-party management and development consulting service operations and real estate operations of Allen & O’Hara Education Services, LLC.
      The historical combined balance sheet data as of December 31, 2004, 2003 and 2002, and combined statements of operations data for the years ended December 31, 2004, 2003 and 2002, have been derived from the historical combined financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm, whose report with respect thereto is included elsewhere in this Annual Report on Form 10-K.
      The unaudited historical combined balance sheet data as of December 31, 2001 and 2000 and combined statements of operations data for the years then ended are derived from our unaudited historical combined financial statements, which we believe include all adjustments (consisting of normal recurring adjustments) necessary to present the information set forth therein under accounting principles generally accepted in the United States.
      The historical financial information included below and set forth elsewhere in this Annual Report is not necessarily indicative of our future performance. The information presented below does not provide all of the information contained in our financial statements, including related notes. You should read the information below in conjunction with our predecessor’s combined historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA

	Year ended December 31 Historical-EDR Predecessor

	2004	2003	2002	2001	2000

	(In thousands)
Revenues:
Student housing leasing revenue	$21,033	$19,974	$19,139	$13,084	$9,543
Third-party development consulting services	392	691	1,444	305	—
Third-party management revenue	1,326	1,026	784	767	580
Operating expense reimbursements	5,223	4,438	3,345	2,947	2,681

Total revenues	27,974	26,129	24,712	17,103	12,804

Operating expenses:
Student housing leasing operations	10,544	10,053	9,212	6,282	4,926
Reimbursable operating expenses	5,223	4,438	3,345	2,947	2,681
General and administrative	3,545	3,425	3,242	2,111	1,746
Depreciation and amortization	3,120	3,061	3,324	1,336	718

Total operating expenses	22,432	20,977	19,123	12,676	10,071

Operating income	5,542	5,152	5,589	4,427	2,733
Nonoperating expense	5,786	5,771	5,715	3,436	2,389

Income (loss) before equity earnings of unconsolidated entities	(244)	(619)	(126)	991	344
Equity in earnings of unconsolidated entities	1,002	629	128	263	486

Net income	$758	$10	$2	$1,254	$830

BALANCE SHEET DATA

	Year ended December 31 Historical-EDR Predecessor

	2004	2003	2002	2001	2000

	(In thousands)
Assets:
Student housing properties, net	$83,785	$86,388	$88,900	$49,357	$24,797
Other assets, net	5,089	5,536	5,315	4,884	4,339

Total assets	$88,874	$91,924	$94,215	$54,241	$29,136

Liabilities and equity:
Mortgage notes payable	$81,111	$82,204	$82,959	$52,150	$32,465
Other liabilities	5,974	7,225	5,798	4,771	4,483

Total liabilities	87,085	89,429	88,757	56,921	36,948
Minority interest	—	—	—	—	—
Equity (deficit)	1,789	2,495	5,458	(2,680)	(7,812)

Total liabilities and equity	$88,874	$91,924	$94,215	$54,241	$29,136

OTHER DATA (UNAUDITED)

	Year ended December 31 Historical-EDR Predecessor

	2004	2003	2002	2001	2000

	(In thousands except selected property information)
Funds from operations (FFO)(1):
Net income	$758	$10	$2	$1,254	$830
Plus student housing property depreciation and amortization of lease intangibles	3,120	3,061	3,324	1,336	718

Funds from operations	$3,878	$3,071	$3,326	$2,590	$1,548

Cash flow information:
Net cash provided by operations	$3,118	$4,135	$3,992	$2,807	$2,296
Net cash used in investing	(231)	(751)	(42,982)	(25,939)	(5,870)
Net cash provided by (used in) financing	$(2,480)	$(3,658)	$38,951	$23,296	$3,620
Selected property information(2):
Units	1,146	1,146	1,146	669	385
Beds	3,896	3,896	3,896	2,394	1,446
Occupancy(3)	89.2%	85.1%	87.6%	87.8%	82.6%
Revenue per available bed(4)	$421	$406	$400	$465	$523

(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

(2)	The selected property information represents the seven properties owned by our Predecessor, which are NorthPointe, The Reserve at Athens, The Reserve at Clemson, Players Club, The Gables, College Station and University Towers.

(3)	Average month-end occupancy rate for rolling twelve-month period.

(4)	Revenue per available bed is equal to the total twelve-month rolling revenue divided by the total number of beds (including staff and model beds) divided by twelve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our IPO and the formation transactions. We make statements in this section that are forward-looking statements, see the section of this Form 10-K report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections of this Form 10-K report entitled “Business Risk Factors” and “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.
Overview
      We are a self-managed and self-advised REIT engaged in the ownership, acquisition and management of high quality student housing communities. We also provide student housing development consulting services to universities, charitable foundations and others. We believe that we are one of the largest private owners, developers and managers of high quality student housing communities in the United States in terms of total beds owned and under management.
      We were formed to continue and expand upon the student housing business of our Predecessor, which commenced in 1964. We did not commence operations until the completion of our initial public offering, which occurred on the Closing Date. The historical operations prior to the Closing Date that are described in this report refer to the operations of our Predecessor. We have described our operations in this report as if the historical operations of our Predecessor were conducted by us. Where appropriate, the following discussion includes an analysis of the completion of our initial public offering and certain matters that have occurred following the completion of our initial public offering.
      We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties. While we manage the properties we own, we will not recognize any fee income from their management on a consolidated basis.
      We will elect to be taxed as a REIT for federal income tax purposes commencing with our tax year ending December 31, 2005.

Our Business Segments
      We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third party development consulting services and third-party management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the combined financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student Housing Leasing
      Student housing leasing revenue represented approximately 75.2% of our revenue for the twelve months ended December 31, 2004. We include in student housing leasing revenue our revenue from food service operations at University Towers, as well as revenue from a contract pursuant to which we provide food services at the Robert Louis Stevenson School in Pebble Beach, California.
      Unlike multi-family housing where apartments are leased by the unit, student-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units.

      Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities offered at our communities and the individual lease liability, we believe our properties can typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tend to offer properties with fewer amenities.
      Substantially all of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2003 and 2004, approximately 72.6% and 64.7%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates upon expiration of traditional apartment leases.
      During the first two weeks of August, prior to the commencement of each new lease period, we prepare the units for the new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, as we have no leases in place. In addition, during this turnover period we incur significant expenses, which we immediately recognize, making our units ready for occupancy on or about August 15. Our August lease turnover results in seasonality in our operating results during the third quarter of each year.

Third-Party Management Services
      Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 5.8% of our revenue for the twelve months ended December 31, 2004. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are referred to as reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.

Third-Party Development Consulting Services
      Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 1.7% of our revenue for the twelve months ended December 31, 2004. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. These expenses are referred to as reimbursable operating expenses, and we typically obtain a guarantee from the owner for repayment. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.
      We periodically enter into joint venture arrangements whereby we provide development consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected as equity in earnings of unconsolidated entities after net operating income in our statement of operations. Our revenue and operating expenses could fluctuate from period to period based on the extent we utilize joint venture arrangements to provide third-party development consulting services.
      The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public universities’ competitive procurement processes, our ability to successfully structure financing of these projects, and our ability to ensure completion of construction within agreed construction timelines and budgets. To date, all of our third-party development projects have completed construction in time for their targeted occupancy dates.
Trends and Outlook

Rents and Occupancy
      We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in an overall increase in revenues from the property. As a result, a decrease in occupancy rates may not be material to our operations and may be offset by an increase in rental rates. For the calendar years ended December 31, 2003 and 2004, we experienced a general trend of increasing revenue per available bed for our garden style apartment communities. University Towers, a traditional dormitory style property, experienced a lower revenue per available bed for the comparable period as a result of increased competition from new on and off campus freshman housing at North Carolina State University. We anticipate this competitive pressure to stabilize after the 2005-2006 school year.

Integration Costs Related to the Acquisition of Additional Properties
      Our acquisition of the 14 JPI properties on the Closing Date resulted in a substantial increase in the number of student housing communities that our Management Company and management team has historically owned and/or managed. The acquisitions of these and other acquired properties will require us to enhance our management information systems and add additional regional management and corresponding support personnel in our corporate office. We anticipate the incremental operating cost of integrating additional properties into our operations to be approximately $0.7 million.

General and Administrative Costs
      As a result of becoming a public company in January 2005, we will experience significant increases in legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, and other costs that are unique to being a public company. We expect that our general and administrative expenses will increase as a result of costs associated with being a public company, including costs associated with formulating and documenting our internal control system.
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the combined financial statements, giving due consideration to materiality. It is possible that the ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Student Housing Leasing Revenue Recognition
      Student housing leasing revenue is comprised of all activities related to the leasing activities at the student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services.
      Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, each executed contract must be accompanied by a nonrefundable application fee, a nonrefundable service fee and a notarized parental guarantee. Receivables are recorded when due, and leasing revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. Balances are considered past due when payment is not received on the contractual due date. Allowances for doubtful accounts are established by management when it is determined that collection is doubtful.

Revenue and Cost Recognition of Third-Party Development Consulting Services
      Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Since, as a REIT, we will be required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
      We periodically enter into joint venture arrangements whereby we provide development consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected as equity in earnings of unconsolidated entities after net operating income in our statement of operations. Our revenue and operating expenses could fluctuate from period to period based on the extent we utilize joint venture arrangements to provide third-party development consulting services.

Student Housing Property Acquisitions
      Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 40 years, and furniture, fixtures and equipment are depreciated over estimated lives ranging from three to ten years using the straight-line method. Property acquisitions initiated subsequent to June 30, 2001 are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. We have used independent appraisals obtained at the time of the original acquisition of each property by the owners of the properties we are acquiring in our formation transactions, estimates of cash flows and valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, equipment and other identifiable intangibles such as amounts related to in-place leases, acquired above and below-market leases and tenant relationships.

Repairs and Maintenance
      The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as noncurrent assets as the funds are not available for current use.

Long Lived Assets — Impairment
      Periodically, management is required to assess whether there are any indicators that our real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.
Results of Operations

Comparison of years ended December 31, 2004 and December 31, 2003
      The following table presents our results of operations for the years ended December 31, 2004 and 2003:

	2004					2003

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

(In thousands)
Revenues:
Student housing leasing revenue	$21,033	$—	$—	$—	$21,033	$19,974	$—	$—	$—	$19,974
Third-party development consulting services	—	392	—	—	392	—	691	—	—	691
Third-party management revenue	—	—	1,326	—	1,326	—	—	1,026	—	1,026
Intersegment revenues	—	—	973	(973)	—	—	—	959	(959)	—
Operating expense reimbursements	—	—	—	5,223	5,223	—	—	—	4,438	4,438

Total revenues	21,033	392	2,299	4,250	27,974	19,974	691	1,985	3,479	26,129

Operating expenses:
Student housing leasing operations	10,544	—	—	—	10,544	10,204	—	—	—	10,204
General and administrative	—	1,329	2,216	—	3,545	—	1,245	2,029	—	3,274
Intersegment expenses	973	—	—	(973)	—	959	—	—	(959)	—
Reimbursable operating expenses	—	—	—	5,223	5,223	—	—	—	4,438	4,438

Total operating expenses	11,517	1,329	2,216	4,250	19,312	11,163	1,245	2,029	3,479	17,916

Net operating income (loss)	9,516	(937)	83	—	8,662	8,811	(554)	(44)	—	8,213

	2004					2003

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

(In thousands)
Non-operating expenses:
Depreciation and amortization	3,283	—	—	—	3,283	3,235	—	—	—	3,235
Interest expense	5,623	—	—	—	5,623	5,597	—	—	—	5,597

Total non-operating expenses	8,906	—	—	—	8,906	8,832	—	—	—	8,832

Equity in earnings of unconsolidated entities	—	1,002	—	—	1,002	—	629	—	—	629

Net income (loss)	$610	$65	$83	$—	$758	$(21)	$75	$(44)	$—	$10

Student housing leasing
      We owned seven properties containing 3,896 beds during the twelve months ended December 31, 2004 and 2003. Revenue from student housing leasing increased by $1.0 million, or 5%, to $21.0 million for the twelve months ended December 31, 2004 from $20.0 million for the twelve months ended December 31, 2003. This increase is due largely to increased marketing efforts at our University of Arizona and Clemson University properties. Overall average physical occupancy was 89.2% and 85.1% for the twelve month periods ended December 31, 2004 and December 31, 2003, respectively, while our revenue per available bed, including revenue from food services as described above, increased to $421 from $406 for the comparable periods.
      Operating expenses of our student housing communities increased $0.3 million, or 3%, to $10.6 million for the twelve months ended December 31, 2004 from $10.2 million for the twelve months ended December 31, 2003. This increase was comprised primarily of increases in turnover, utilities and real estate taxes at our University of Arizona property and higher marketing, staffing, turnover and maintenance expenses at our Clemson University property.

Third-party development consulting services
      Third-party development services revenues decreased 43%, from $0.7 million for the twelve months ended December 31, 2003 to $0.4 million for the twelve months ended December 31, 2004. This decrease was a result of our completion of the California State University — San Marcos projection in Fall 2003 as a sole developer and our participation in five new development projects throughout 2003 and 2004 through joint venture development arrangements rather than as a sole developer. Accordingly, the majority of related development consulting service fees for the twelve months ended December 31, 2004 was recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities for the 2004 calendar year was $1.0 million, a 59% increase as compared to $.6 million for 2003 calendar year.

Third-party management services
      Third-party management services revenues increased from $2.0 million for the twelve months ended December 31, 2003, to $2.3 million, or 16%, for the comparable period ended December 31, 2004. This increase was primarily the result of the opening of four new management contract properties in Fall 2004 consisting of 2,096 beds and a full twelve months of operations of management contracts consisting of 1,620 beds during 2004 that commenced in Fall 2003.

General and administrative
      General and administrative costs increased 8%, from $3.3 million for the twelve months ended December 31, 2003 to $3.5 million for the comparable period ended December 31, 2004, primarily as the result of additional corporate staff needed to accommodate the growth in our management services business.

Comparison of years ended December 31, 2003 and December 31, 2002
      The following table presents our results of operations for the years ended December 31, 2003 and 2002:

	2003					2002

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

	(In thousands)					(In thousands)
Revenues:
Student housing leasing revenue	$19,974	$—	$—	$—	$19,974	$19,139	$—	$—	$—	$19,139
Third-party development consulting services	—	691	—	—	691	—	1,444	—	—	1,444
Third-party management revenue	—	—	1,026	—	1,026	—	—	784	—	784
Intersegment revenues	—	—	959	(959)	—	—	—	924	(924)	—
Operating expense reimbursements	—	—	—	4,438	4,438	—	—	—	3,345	3,345

Total revenues	19,974	691	1,985	3,479	26,129	19,139	1,444	1,708	2,421	24,712

Operating expenses:
Student housing leasing operations	10,204	—	—	—	10,204	9,333	—	—	—	9,333
General and administrative	—	1,245	2,029	—	3,274	—	1,359	1,762	—	3,121
Intersegment expenses	959	—	—	(959)	—	924	—	—	(924)	—
Reimbursable operating expenses	—	—	—	4,438	4,438	—	—	—	3,345	3,345

Total operating expenses	11,163	1,245	2,029	3,479	17,916	10,257	1,359	1,762	2,421	15,799

Net operating income (loss)	8,811	(554)	(44)	—	8,213	8,882	85	(54)	—	8,913
Non-operating expenses:
Depreciation and amortization	3,235	—	—	—	3,235	3,492	—	—	—	3,492
Interest expense	5,597	—	—	—	5,597	5,547	—	—	—	5,547

Total non-operating expenses	8,832	—	—	—	8,832	9,039	—	—	—	9,039

Equity in earnings of unconsolidated entities	—	629	—	—	629	—	128	—	—	128

Net income (loss)	$(21)	$75	$(44)	$—	$10	$(157)	$213	$(54)	$—	$2

Student housing leasing
      Revenue increased $0.8 million, or 4%, to $20.0 million for the year ended December 31, 2003. The primary cause for this growth is a full year of operations in 2003 of properties at the University of Arizona and Clemson University containing 1,502 beds that were acquired in 2002. As of each of December 31, 2002 and 2003, we owned seven properties containing 3,896 beds. Improved marketing and leasing campaigns also drove part of the revenue growth through a combination of increased rental rates and service fees and a reduction in the amount of concession incentives necessary to sign a tenant. As a result, revenue per available bed increased from $400 in 2002 to $406 in 2003.
      Operating expenses increased $0.9 million, or 9%, to $11.2 million for the year ended December 31, 2003. Higher marketing expenses incurred to drive the revenue per bed improvements noted above caused operating expense growth to exceed our revenue growth for the period.

Third-party development consulting services
      Revenue from third-party development consulting services decreased $0.8 million, or 52%, from $1.4 million for the year ended December 31, 2003. The decrease is a result of two consulting services contracts being completed with other unrelated venture partners in 2003. These contracts are reflected by the increase of $0.5 million in equity in earnings of unconsolidated entities.

Third-party management services
      Revenue from third-party management services increased $0.3 million, or 16%, to $2.0 million for the year ended December 31, 2003. We acquired one new third-party management contract in July 2002, which includes 396 beds, and we acquired three new third-party management contracts in July 2003, which include an aggregate of 957 beds. These additional contracts resulted in a $0.2 million increase in management fees. Operating expenses increased a respective 15% or $0.3 million due to the added properties.

Depreciation and amortization
      Depreciation and amortization of $3.2 million for 2003 represented a decrease of $0.3 million, or 7%, due to intangibles related to the value of in-place leases of properties acquired in 2002 having been amortized completely by the end of 2002.

Comparison of years ended December 31, 2002 and December 31, 2001
      The following table presents our results of operations for the years ended December 31, 2002 and 2001:

	2002					2001

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

	(In thousands)
Revenues:
Student housing leasing revenue	$19,139	$—	$—	$—	$19,139	$13,084	$—	$—	$—	$13,084
Third-party development consulting services	—	1,444	—	—	1,444	—	305	—	—	305
Third-party management revenue	—	—	784	—	784	—	—	767	—	767
Intersegment revenues	—	—	924	(924)	—	—	—	605	(605)	—
Operating expense reimbursements	—	—	—	3,345	3,345	—	—	—	2,947	2,947

Total revenues	19,139	1,444	1,708	2,421	24,712	13,084	305	1,372	2,342	17,103

Operating expenses:
Student housing leasing operations	9,333	—	—	—	9,333	6,298	—	—	—	6,298
General and administrative	—	1,359	1,762	—	3,121	—	799	1,296	—	2,095
Intersegment expenses	924	—	—	(924)		605	—	—	(605)
Reimbursable operating expenses	—	—	—	3,345	3,345	—	—	—	2,947	2,947

Total operating expenses	10,257	1,359	1,762	2,421	15,799	6,903	799	1,296	2,342	11,340

Net operating income (loss)	8,882	85	(54)	—	8,913	6,181	(494)	76	—	5,763

	2002					2001

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

	(In thousands)
Non-operating expenses:
Depreciation and amortization	3,492	—	—	—	3,492	1,457	—	—	—	1,457
Interest expense	5,547	—	—	—	5,547	3,315	—	—	—	3,315

Total non-operating expenses	9,039	—	—	—	9,039	4,772	—	—	—	4,772

Equity in earnings of unconsolidated entities	—	128	—	—	128	—	263	—	—	263

Net income (loss)	$(157)	$213	$(54)	$—	$2	$1,409	$(231)	$76	$—	1,254

Student housing leasing
      Revenue increased $6.1 million, or 46%, to $19.1 million for the year ended December 31, 2002. This growth reflects the addition of two properties that were acquired in 2002, plus the full year of operations for two other properties at the University of Georgia and Florida State University that were only operating for three quarters of 2001. The addition of these properties increased our total beds at the end of each year from 2,394 in 2001 to 3,896 in 2002. Operating expenses increased $3.4 million, or 49%, as a result of the additional properties added. However, the need for more general and administrative staff to support the additional properties caused the increase in expenses to slightly exceed revenue growth.

Third-party development consulting services
      Revenue from third-party development consulting services increased $1.1 million from $0.3 million in 2001 to $1.4 million in 2002. The revenue recognized in 2002 represented three third-party development consulting projects compared to one project in 2001. Operating expenses for 2002 were $1.4 million, which was an increase of $0.6 million, or 70%. This increase is primarily due to the increased volume of development services contracts as well as the need to engage an unaffiliated third party for services related to the San Marcos project.

Third-party management services
      Third-party management services revenue increased $0.3 million, or 24%, from 2001. The increased revenues are a result of the properties added to our portfolio, which the operations group manages. Operating expenses increased in proportion to revenue growth, increasing $0.5 million from $1.3 million in 2001.

Depreciation and amortization
      Depreciation and amortization of $3.5 million for 2002 represented an increase of $2.0 million as compared to 2001, due to a full year’s depreciation on two properties acquired in 2001 and depreciation on assets acquired in 2002. Amortization of intangibles related to the purchase of two properties in 2002 was $0.5 million compared to no amortization of intangibles in 2001.

Interest expense
      Interest expense was $5.5 million for 2002, compared with $3.3 million for 2001, primarily due to the new property acquisitions at the University of Arizona and Clemson University. Average property-level debt balance for the year ended December 31, 2002 was $80.8 million compared to $47.4 million for the year ended December 31, 2001. Weighted average interest rate of all outstanding debt was 6.7% and 6.3% for 2002 and 2001, respectively.
Liquidity and Capital Resources

Liquidity outlook and capital requirements
      We believe that our initial public offering, $75 million revolving credit facility and the related formation transactions will improve our capital structure by increasing our equity capitalization and reducing our leverage. Approximately $114.7 million of the IPO proceeds was used to repay debt. In addition to the $75 million availability under our credit facility, we had approximately $72.2 million of IPO proceeds available for use in acquisition of additional student housing communities, repayment of additional indebtedness, payment of distributions to our stockholders, and other general working capital needs.
      We believe that we have sufficient liquidity and access to financing to make future student housing investments. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.
      Our liquidity needs include funds for distribution payments to our stockholders, including those required to maintain our REIT status and satisfy our current distribution policy, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations. We expect our long-term liquidity requirements to be satisfied through cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
      We intend to invest in additional properties only as suitable opportunities arise. In the short term, we intend to fund acquisitions with working capital and borrowings under our revolving credit facility. We intend to finance property acquisitions over the longer term with the proceeds from additional issuances of common or preferred stock, debt financing and issuances of units of our Operating Partnership.
      We anticipate that our existing working capital and cash from operations will be adequate to meet our liquidity requirements for at least the next twelve months.

Recurring capital expenditures
      The historical recurring capital expenditures at our properties are set forth below:

	As of and for the Years Ended
	December 31,

	2004	2003	2002

Total units	895	895	895
Total beds	2,943	2,943	2,943
Total recurring capital expenditures	$166,363	$184,913	$203,754
Average per unit	$185.88	$206.61	$227.66
Average per bed	$56.53	$62.83	$69.23

Note: University Towers was excluded from this chart, as the capital requirements of this traditional dormitory-style property are not consistent with our standard garden-style apartment communities. University Towers capital spend per bed was $204.79, $333.41 and $310.54 in the comparable periods.
      Capital expenditures associated with newly acquired or developed properties are typically capitalized as part of their acquisition price or development budget. As a result such properties typically do not require recurring capital expenditures until their second year of operation or later.

      Additionally, we are required by certain of our lenders to contribute certain amounts annually to reserves for capital repairs and improvements at the mortgaged properties. These contributions may exceed the amount of capital expenditures actually incurred during any given year at such properties.

Pre-development expenditures
      Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits, and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. We typically obtain from the project owner a guarantee of repayment of these predevelopment expenditures, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that a project financing is not obtained.
Commitments
      The following table summarizes our contractual obligations as of December 31, 2004:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total

	(In thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)	$1,186	$50,902	$24,789	$4,234	$81,111
Contractual Fixed Interest Obligations(2)	5,511	8,130	1,417	865	15,923
Operating Lease Obligations(3)	348	692	441	—	1,481
Capital Reserve Obligations(4)	280	447	64	55	846

Total	$7,325	$60,171	$26,711	$5,154	$99,361

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties.

(2)	Includes contractual fixed rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
Long-Term Indebtedness
      After our IPO and formation transactions we had mortgage debt outstanding of approximately $277.7 million. The following table summarizes (in thousands) our repayment obligations:

Year

2005	$781
2006	2,308
2007	60,575
2008	26,881
2009	182,993
Thereafter	4,207

Total	$277,745

      The weighted average annual interest rate on this indebtedness is approximately 5.5%. Our ratio of debt to total market capitalization was approximately 43.7% after the IPO and formation transactions.

Following our initial public offering, six of our properties are unencumbered by mortgage debt but have been pledged as collateral against any borrowing under our $75 million credit facility.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Funds From Operations
      As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.
      We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.
      The following table presents a reconciliation of our FFO to our net income for the years ended December 31, 2004, 2003, and 2002.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$758	$10	$2
Plus student housing property depreciation and amortization of lease intangibles	3,120	3,061	3,324

Funds from operations	$3,878	$3,071	$3,326

Inflation
      Our student housing leases typically do not have terms that extend beyond twelve months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment, increased competition from new student housing in our primary markets or a reduction in student enrollment at our principal universities.

Recent accounting pronouncements
      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (FIN 46). This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other interests in an entity. FASB Interpretation No. 46 was revised in December 2003 (FIN 46(R)) and effectively replaces FIN 46. While retaining a majority of the provisions and concepts of FIN 46, FIN 46(R) provides additional scope exceptions and clarifies the description of variable interests. Public companies are required to apply FIN 46(R) no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of FIN 46(R), public companies are required to apply either FIN 46 or FIN 46(R) to any interests in special purpose entities (SPEs) as of the first interim or annual period ending after December 15, 2003 and the decision to apply FIN 46 or FIN 46(R) may be made on an SPE by SPE basis. The adoption of this interpretation had no impact on our financial statements.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date for certain mandatorily redeemable noncontrolling interests has been deferred indefinitely, and for certain other financial instruments the effective date of only the measurement provisions, not the classification provisions, has been deferred indefinitely. The adoption of this statement had no impact on our financial statements.
      In December 2004, the FASB issued SFAS 123R, Share Based Payment, which requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for periods beginning after June 15, 2005. We have not completed the process of evaluating the impact that will result from adopting this statement. We are therefore unable to disclose the impact that adopting SFAS No. 123R will have on our results of operations or financial position when such statement is adopted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. All of the outstanding principal amounts of our notes payable on the properties we own after the IPO and Formation Transactions have fixed interest rates with a weighted average rate of 5.5%. As a result, we do not currently have exposure to interest rate fluctuations. We anticipate incurring additional variable rate indebtedness in the future, including draws under our revolving credit facility and/or variable interest rate swaps on existing fixed-rate indebtedness. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8.	Financial Statements and Supplementary Data.
      See the index to financial statements on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
      There has been no change in our internal control over financial reporting that has occurred that materially affects or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.	Executive Compensation.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) List of Documents Filed.

1. Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2. Financial Statement Schedules

All schedules required are included in the financial statements and notes thereto.

3. Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.
      (b) Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
      (c) None

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.

By:	/s/ Paul O. Bower

Paul O. Bower
President, Chief Executive Officer
and Chairman of the Board of Directors
Dated: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul O. Bower Paul O. Bower President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2005

/s/ Randall H. Brown Randall H. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 31, 2005

/s/ J. Drew Koester J. Drew Koester Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005

/s/ Monte J. Barrow Monte J. Barrow Director	March 31, 2005

/s/ William J. Cahill, III William J. Cahill, III Director	March 31, 2005

/s/ Randall L. Churchey Randall L. Churchey Director	March 31, 2005

/s/ John L. Ford John L. Ford Director	March 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page

Education Realty Trust, Inc.
Report of independent registered public accounting firm	F-2
Consolidated balance sheet as of December 31, 2004	F-3
Consolidated statement of operations for the period July 12, 2004 (date of formation) through December 31, 2004	F-4
Consolidated statement of changes in shareholder’s equity for the period July 12, 2004 (date of formation) through December 31, 2004	F-5
Consolidated statement of cash flows for the period July 12, 2004 (date of formation) through December 31, 2004	F-6
Notes to consolidated financial statements	F-7

The Education Realty Trust Predecessor Entities
Report of independent registered public accounting firm	F-12
Combined balance sheets as of December 31, 2004 and 2003	F-13
Combined statements of operations for the years ended December 31, 2004, 2003 and 2002	F-14
Combined statements of changes in equity for the years ended December 31, 2004, 2003, and 2002	F-15
Combined statements of cash flows for the years ended December 31, 2004, 2003 and 2002	F-16
Notes to combined financial statements	F-17

National Development/ Allen & O’Hara CUPA, LLC
Report of independent registered public accounting firm	F-32
Balance sheets as of December 31, 2004 and 2003	F-33
Statements of operations for the year ended December 31, 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003	F-34
Statements of changes in members’ equity (deficit) for the year ended December 31, 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003	F-35
Statements of cash flows for the year ended December 31, 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003	F-36
Notes to financial statements	F-37

National Development/ Allen & O’Hara Clarion, LLC
Report of independent registered public accounting firm	F-40
Balance sheets as of December 31, 2004 and 2003 (2003, unaudited)	F-41
Statements of operations for the year ended December 31, 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003 (2003 unaudited)	F-42
Statements of changes in members’ equity (deficit) for the year ended December 31, 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)	F-43
Statements of cash flows for the year ended December 31, 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)	F-44
Notes to financial statements	F-45

National Development/ Allen & O’Hara Lock Haven, LLC
Report of independent registered public accounting firm	F-48
Balance sheets as of December 31, 2004 and 2003 (2003, unaudited)	F-49
Statements of operations for the year ended December 31, 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)	F-50
Statements of changes in members’ equity (deficit) for the year ended December 31, 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)	F-51
Statements of cash flows for the year ended December 31, 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)	F-52
Notes to financial statements	F-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Education Realty Trust, Inc.
Memphis, Tennessee
      We have audited the accompanying consolidated balance sheet of Education Realty Trust, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholder’s equity and cash flows for the period July 12, 2004 (date of formation) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and the results of its operations and its cash flows for the period July 12, 2004 (date of formation) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

EDUCATION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2004
(In thousands)

ASSETS
Cash	$1
Deferred costs	3,790

Total current assets	$3,791

LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable to the promoter	$3,515
Note payable	497

Total current liabilities	4,012

Common shares, $0.01 par value, 200,000,000 shares authorized, 100 shares issued and outstanding	—
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in-capital	1
Accumulated loss	(222)

Total shareholder’s equity	(221)

Total liabilities and shareholder’s equity	$3,791

See accompanying notes to consolidated financial statements.

EDUCATION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the period July 12, 2004 (date of formation) through December 31, 2004
(In thousands, except for share and per share information)

Total revenues	$—
Total operating expenses	201

Operating loss	(201)
Interest expense	21

Net loss	$(222)

Net loss per share (basic and diluted)	$(2,220)

Weighted average number of shares outstanding	100

See accompanying notes to consolidated financial statements.

EDUCATION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
For the period July 12, 2004 (date of formation) through December 31, 2004
(In thousands)

Shareholder’s
Deficit

Contributed capital on July 12, 2004	$1
Net loss for the period July 12, 2004 through December 31, 2004	(222)

Shareholder deficit, December 31, 2004	$(221)

See accompanying notes to consolidated financial statements.

EDUCATION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period July 12, 2004 (date of formation) through December 31, 2004
(In thousands)

Operating activities
Net loss	$(222)

Net cash used in operating activities	(222)

Financing activities:
Borrowings from the promoter	3,515
Deferred costs	(3,790)
Borrowings under note payable agreement	497

Net cash provided by financing activities	222

Net change in cash	—
Cash, beginning of period	1

Cash, end of period	$1

Supplemental disclosure of cash flow information:
Interest paid	$21

See accompanying notes to consolidated financial statements.

EDUCATION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period July 12, 2004 (date of formation) through December 31, 2004
(Dollars in thousands, except share data)

1.	Organization and description of business
      Education Realty Trust, Inc. (the “Trust”) was organized in the state of Maryland on July 12, 2004 to continue the business of a group of entities collectively referred to as The Education Realty Trust Predecessor Entities (“EDR Predecessor”). Under the Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share. The Trust was formed on July 12, 2004 and Paul O. Bower (the “Promoter”) contributed $1 for 100 shares of the Trust.
      The Trust, as the sole general partner of Education Realty Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), will have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, will have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Trust will account for the Operating Partnership using the consolidation method. Paul O. Bower, directly and through the contribution of his interests in the EDR Predecessor Entities, will become a limited partner in the Operating Partnership.
      The Operating Partnership will, directly or indirectly, own or hold interests in student housing communities located near major universities in the United States. The Trust will also provide real estate facility management, development and other advisory services through subsidiaries of the Operating Partnership to third parties and to joint ventures in which the Trust is invested.
      The Trust will be subject to the risks involved with the ownership and operation of residential real estate near major universities throughout the United States. These include, among others, the risks normally associated with changes in the demand for housing by students at the related universities, competition for tenants, creditworthiness of tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.
      The Trust intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Trust will generally not be subject to federal income tax to the extent that it distributes as least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.

2.	The offering and formation transactions
      The Trust completed the initial public offering (the “Offering”) of its common shares on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering. The Offering raised net proceeds after expenses of approximately $320.8 million. At December 31, 2004 expenses of $3,790 have been incurred and reflected as deferred costs in the accompanying consolidated balance sheet. These costs will be offset against the proceeds of the Offering or capitalized as additional purchase price as a result of the Formation Transactions. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in Education Realty Operating Partnership, LP, a Delaware limited partnership.
      Concurrent with the consummation of the Offering, the Trust, the Operating Partnership, and its taxable REIT subsidiary, Allen & O’Hara Education Services, Inc., together with the partners and

EDUCATION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
members of the affiliated partnerships and limited liability companies of the EDR Predecessor, engaged in the following formation transactions (the “Formation Transactions”):

•	The Promoter and certain members of management contributed their interests in Allen & O’Hara Education Services, LLC (“AOES”) in exchange for $12,400 of units in the Operating Partnership. AOES converted to a corporation and elected to be treated as a taxable REIT subsidiary.

•	The Operating Partnership acquired all of the interests in Education Properties Trust, LLC (“EPT”) from Allen & O’Hara Educational Properties, LLC and unaffiliated investors for $26,915 in cash, $1,341 in units in the Operating Partnership and the assumption of debt totaling $50,134. As a result EPT became a wholly owned single member LLC subsidiary of the Operating Partnership.

•	The current owners of the Gables Apartments contributed their interests in the student housing property to a newly formed Delaware limited partnership referred to as EDR BG, LP in exchange for all the limited partnership interests of EDR BG LP. The Operating Partnership acquired all of the ownership interests in EDR BG LP for $1,113 in cash, $58 in units in the Operating Partnership and the assumption of debt totaling $4,552. The Operating Partnership owns all of the interests in EDR BG LP.

•	C Station LLC merged into a newly formed Delaware LLC, EDR C Station LLC, which is a wholly owned subsidiary of the Operating Partnership. The interests were contributed in exchange for the issuance of $229 in units in the Operating Partnership and the assumption of debt and notes payable to the Promoter totaling $2,477.

•	The University Towers Partnership acquired a 100% interest in the student housing property referred to as University Towers and in turn was acquired for $8,864 in cash, $4,316 in units and the assumption of debt totaling $24,371.
      The Formation Transactions were designed to consolidate the ownership of the student housing properties and the student housing operations previously held by the EDR Predecessor into the Operating Partnership; facilitate the Offering; raise the necessary capital to pay the cash portion of the purchase price for the interests of the former owners; repay certain existing indebtedness; and enable qualification as a REIT for federal income tax purposes commencing with the tax year ending December 31, 2005.
      Simultaneous with the Offering, the Operating Partnership also entered into agreements to acquire 14 properties referred to as the JPI portfolio. The purchase price approximated $409,540 (including estimated transaction costs of $6,520). The properties are subject to first mortgage debt, the aggregate outstanding principal amount of which was approximately $311,500 on January 31, 2005. Additionally the Operating Partnership issued warrants approximating $375 in value and operating partnership units approximating $7,995 in estimated value.
      The Operating Partnership assumed management of all 14 properties pursuant to a comprehensive integration plan expected to be complete by April 20, 2005. The management company of the seller will continue to operate some of the properties for a period of up to three months as outlined in the integration plan.

3.	Summary of significant accounting policies

Basis of presentation
      The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”)

EDUCATION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and represent the assets and liabilities and operating results of Education Realty Trust, Inc. All intercompany balances and transactions have been eliminated.

Use of estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per share
      The Trust calculates earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust had no potentially dilutive securities outstanding at December 31, 2004.

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share Based Payment, which requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Trust has not completed the process of evaluating the impact that will result from adopting this statement. The Trust is therefore unable to disclose the impact that adopting SFAS No. 123R will have on its results of operations or financial position when such statement is adopted.

4.	Note payable
      On August 13, 2004, the Operating Partnership entered into a Business Loan Agreement (the “Agreement”) with a financial institution totaling $497. The Agreement matures on May 1, 2005 and requires monthly interest payments at a variable rate (6.25% at December 31, 2004) based upon the financial institution’s daily Commercial Base Rate, as defined in the Agreement. The loan balance at December 31, 2004 was $497. The Agreement is secured by personal assets and a personal guarantee of the sole shareholder of the Trust. The Agreement contains restrictive covenants, which, among other things, limits the Operating Partnership’s ability to incur additional indebtedness, merge, consolidate, sell or dispose of assets. All outstanding amounts under the Agreement were paid off on January 31, 2005 with proceeds of the Offering.
      Additionally, on August 13, 2004, the Operating Partnership entered into an agreement with a financial institution to provide letters of credit in connection with the series of formation transactions. This agreement is secured by personal assets and a personal guarantee of the sole shareholder of the Trust. At December 31, 2004, there were three outstanding letters of credit under this arrangement totaling $1,000 in connection with the proposed purchase of the JPI.

5.	Commitments and contingencies
      The Trust is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against the Trust.

EDUCATION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a $6 million revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. Subsequent to year end, the Operating Partnership advanced $5,996 to the seller.

6.	Subsequent events
      Subsequent to year end, the Trust completed the following transactions in addition to the Offering and Formation Transactions discussed in Note 2:

•	The Trust adopted the 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, other stock-based incentive awards, and profits interest units to employees, directors and other key persons providing services to the Company. In January 2005, the Trust issued 174,000 shares of restricted stock under the Plan, which will vest ratably over five years. Additionally, simultaneous with the completion of the Offering, the Trust granted 220,000 of profits interest units that vested immediately.

•	Our Operating Partnership obtained a $75 million revolving credit facility on January 31, 2005 from JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC as co-lead managers. Those entities are affiliates of J.P. Morgan Securities Inc. and UBS Securities LLC, which were underwriters of our initial public offering. The Trust will serve as the guarantor for any funds borrowed by our Operating Partnership under the credit facility. The Operating Partnership may increase the size of the revolving credit facility to a maximum of $125 million, subject to customary conditions. The revolving credit facility is initially secured by cross-collateralized mortgages on our student housing properties. The facility has a term of three years and matures on January 31, 2008, provided that our Operating Partnership may extend the maturity date for one year subject to certain conditions. Additionally, our revolving credit facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us and our subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and fixed charges. Additionally, after December 31, 2005, we will be prohibited from making distributions that exceed 95% of our funds from operations over the previous four consecutive fiscal quarters, except to the extent necessary to maintain our status as a REIT. The financial covenants also include consolidated net worth and leverage ratio tests.

•	The Trust used a portion of the IPO proceeds to paid off all outstanding balances($497 at December 31, 2004) under the Business Loan Agreement it had entered into on August 13, 2004.

EDUCATION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Operating Partnership has acquired or entered binding purchase agreements to acquire the following student housing properties:

Property	Primary University Served	Purchase price

Campus Creek	The University of Mississippi	Acquired on February 22, 2005 for $24 million cash
Sterling University Riverside	University of South Carolina	Acquired on March 17, 2005 for $13.7 million (including assumption of $11.2 million in debt)
University Courtyard	Middle Tennessee State Univ.	Binding agreement for $20.9 million cash
Campus Lodge	University of Florida	Binding agreement for $44.9 million (including assumption of approximately $38.7 million in debt)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Owners of Education Realty Trust Predecessor
Memphis, Tennessee
      We have audited the accompanying combined balance sheets of Education Realty Trust Predecessor (the “Predecessor”), as defined in Note 1, as of December 31, 2004 and 2003, and the related combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Education Realty Trust Predecessor at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

EDUCATION REALTY TRUST PREDECESSOR
COMBINED BALANCE SHEETS
December 31, 2004 and 2003

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,883	$2,476
Restricted cash	933	983
Student contracts receivable, net	87	163
Management fees receivable from third parties, net	161	109
Other current assets	349	796

Total current assets	4,413	4,527
Student housing properties, net	83,785	86,388
Deferred financing costs, net	339	499
Reserve for repairs and capital expenditures	169	455
Investments in unconsolidated entities	33	37
Other assets	135	18

Total assets	$88,874	$91,924

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,474	1,539
Deferred rental income	3,048	3,638
Deferred development revenue	—	7
Note payable to the promoter	485	—
Current portion of long-term debt	1,186	1,140
Accounts payable to the promoter	799	1,270

Total current liabilities	6,992	7,594

Long-term debt, net of current portion	79,925	81,064
Note payable to promoter	—	405
Other noncurrent liabilities	168	366

Total noncurrent liabilities	80,093	81,835

Total liabilities	87,085	89,429

Commitments and contingencies
Equity	1,789	2,495

Total liabilities and equity	$88,874	$91,924

See accompanying notes to combined financial statements.

EDUCATION REALTY TRUST PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues:
Student housing leasing revenue	$21,033	$19,974	$19,139
Third-party development consulting services	392	691	1,444
Third-party management revenue	1,326	1,026	784
Operating expense reimbursements	5,223	4,438	3,345

Total revenues	27,974	26,129	24,712

Operating expenses:
Student housing leasing operations	10,544	10,053	9,212
Reimbursable operating expenses	5,223	4,438	3,345
General and administrative	3,545	3,425	3,242
Depreciation	3,120	3,061	2,848
Amortization of lease intangibles	—	—	476

Total operating expenses	22,432	20,977	19,123

Operating income	5,542	5,152	5,589

Nonoperating expenses:
Interest	5,623	5,597	5,547
Amortization of deferred financing costs	163	174	168

Total nonoperating expenses	5,786	5,771	5,715

Loss before equity in earnings of unconsolidated entities	(244)	(619)	(126)
Equity in earnings of unconsolidated entities	1,002	629	128

Net income	$758	$10	$2

See accompanying notes to combined financial statements.

EDUCATION REALTY TRUST PREDECESSOR
COMBINED STATEMENTS OF CHANGES IN EQUITY
For the years ended December 31, 2004, 2003 and 2002

Equity

(In thousands)
Equity (Deficit), December 31, 2001	$(2,679)
Equity contributions	12,112
Distributions	(3,977)
Net income	2

Equity, December 31, 2002	5,458
Equity contributions	54
Distributions	(3,027)
Net income	10

Equity, December 31, 2003	2,495
Equity contributions	40
Distributions	(1,504)
Net income	758

Equity, December 31, 2004	$1,789

See accompanying notes to combined financial statements.

EDUCATION REALTY TRUST PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$758	$10	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,120	3,061	2,848
Amortization of lease intangibles	—	—	476
Amortization of deferred financing costs	163	174	168
Equity in earnings of unconsolidated entities	(1,002)	(629)	(128)
Distributions from unconsolidated entities	808	999	219
Changes in assets and liabilities:
Restricted cash	50	(174)	(198)
Student contracts receivable	76	(27)	(69)
Management fees receivable	(52)	(47)	11
Other assets	330	(203)	(181)
Accounts payable and accrued expenses	(65)	238	880
Accounts payable to the promoter	(471)	711	(359)
Deferred rental income	(590)	300	264
Deferred development revenue	(7)	(278)	59

Net cash provided by operating activities	3,118	4,135	3,992

Investing activities
Investments in student housing properties and corporate office equipment	(517)	(549)	(42,867)
Net (deposits to) withdrawals from reserve for repairs and capital expenditures	286	(202)	(115)

Net cash used in investing activities	(231)	(751)	(42,982)

Financing activities
Repayment of long-term debt	(1,093)	(955)	(772)
Borrowings of long-term debt	—	200	31,580
Debt issuance costs	(3)	(20)	(174)
Net borrowings on note payable to promoter	80	90	182
Equity contributions	40	54	12,112
Distributions to owners	(1,504)	(3,027)	(3,977)

Net cash provided by (used in) financing activities	(2,480)	(3,658)	38,951

Net increase (decrease) in cash and cash equivalents	407	(274)	(39)
Cash and cash equivalents, beginning of period	2,476	2,750	2,789

Cash and cash equivalents, end of period	$2,883	$2,476	$2,750

Supplemental disclosure of cash flow information:
Interest paid	$5,629	$5,602	$5,266

See accompanying notes to combined financial statements.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)
1.     Organization and ownership of the predecessor
      Education Realty Trust Predecessor (the “Predecessor”) is engaged in the business of owning, managing, leasing and acquiring student housing communities, and providing property management and development consulting services to third parties. The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management. The Predecessor consists of the following limited liability companies and limited partnerships:

•	Allen & O’Hara Education Services, LLC (“AOES”), a Tennessee limited liability company, was formed on April 15, 1998 to perform student housing management activities. AOES is owned 75%, directly and indirectly, by Allen & O’Hara, Inc. (“AOI”), which is owned 100% by Paul O. Bower (the “Promoter”). The remaining 25% ownership is held by individuals comprising management of the Predecessor.

•	Allen & O’Hara Development Company, LLC (“AODC”), a limited liability company, was formed on October 5, 2001 as a wholly owned subsidiary of AOES. AODC was formed for the purpose of providing development consulting services for third party student housing properties in close proximity to or on college and university campuses throughout the United States.

•	Allen & O’Hara Educational Properties LLC (“AOEP”), a limited liability company, was formed on May 5, 1998 to hold the ownership interests in student housing properties. AOEP is owned 75%, directly and indirectly, by AOI with the remaining 25% ownership held by individuals comprising management of the Predecessor. AOEP acquired 50% interest in The Gables Apartments (“The Gables”) on March 6, 2000. The remaining 50% interest is owned by an unaffiliated investor. The Gables is a garden-style apartment located adjacent to Western Kentucky University and is managed by AOES.

•	Education Properties Trust, LLC (“EPT”), a Delaware limited liability company, was formed on March 27, 2001, to own and manage multiple garden-style student housing properties throughout the United States. EPT is 13% owned by AOEP and 87% owned by an unaffiliated third party investor. EPT currently owns, through four separate wholly-owned limited liability companies, the following student housing properties that are managed by AOES:

•	Players Club Apartments, Tallahassee, Florida (owned by EPT Tallahassee I, LLC)

•	The Reserve at Athens, Athens, Georgia (owned by EPT Athens I, LLC)

•	The Reserve at Clemson, Central, South Carolina (owned by EPT Clemson I, LLC)

•	NorthPointe Apartments, Tucson, Arizona (owned by EPT Arizona I, LLC)

•	C Station, LLC, a Tennessee limited liability company, was formed on June 15, 1999 and owns and operates one garden-style student housing property (“College Station Apartments”) located near Augusta State University. C Station LLC is owned by the Promoter, SMA, and certain key management. C Station LLC is managed by AOES.

•	University Towers Raleigh, LLC, a North Carolina limited liability company, was formed on January 29, 1998, to own a nine-story student housing apartment community (“University Towers”) located adjacent to North Carolina State University. University Towers Raleigh LLC is owned 50% by AOD/ Raleigh Residence Hall LLC (“AOD/ Raleigh”), which is owned by the Promoter, key management and other third parties, and 50% by an unaffiliated third party investor. University Towers is managed by AOES.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      Paul O. Bower formed Education Realty Trust, Inc. (the “Trust”) with the intent to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended, and to effect an initial public offering (the “Offering”) of the common stock of the Trust. Concurrent with the consummation of the Offering, which occurred on January 31, 2005, the Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in a newly formed majority-owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership together with its taxable REIT subsidiary, Allen & O’Hara Education Services, Inc., and the partners and members of the affiliated partnerships and limited liability companies of the Predecessor, engaged in the following formation transactions (the “Formation Transactions”):

•	The Promoter and certain members of management contributed their interests in AOES in exchange for $12,400 of units in the Operating Partnership. AOES converted to a corporation and elected to be treated as a taxable REIT subsidiary. This entity will continue to own 100% of AODC.

•	The Operating Partnership acquired all of the interests in EPT from AOEP and the unaffiliated investors for $26,915 in cash, $1,341 in units in the Operating Partnership and the assumption of debt totaling $50,134. As a result EPT became a wholly owned single member LLC subsidiary of the Operating Partnership.

•	The owners of the Gables Apartments contributed their interests in the student housing property to a newly formed Delaware limited partnership referred to as EDR BG, LP in exchange for all the limited partnership interests of EDR BG LP. The Operating Partnership acquired all of the ownership interests in EDR BG LP for $1,113 in cash, $58 in units in the Operating Partnership and the assumption of debt totaling $4,552. The Operating Partnership owns all of the interests in EDR BG LP.

•	C Station LLC merged into a newly formed Delaware LLC, EDR C Station LLC, which is a wholly owned subsidiary of the Operating Partnership. The interests were contributed in exchange for the issuance of $229 in units in the Operating Partnership and the assumption of debt and notes payable to the Promoter totaling $2,477.

•	The University Towers Partnership acquired a 100% interest in the student housing property referred to as University Towers and in turn was acquired for $8,864 in cash, $4,316 in units and the assumption of debt totaling $24,371.
      The Formation Transactions were designed to consolidate the ownership of the student housing properties and the student housing operations into the Operating Partnership; facilitate the Offering; raise the necessary capital to pay the cash portion of the purchase price for the interests of the former owners; repay certain existing indebtedness; and enable qualification as a REIT for federal income tax purposes commencing with the tax year ending December 31, 2005.
      The Company, through its Operating Partnership, will be a self-advised, self-managed business engaged in the ownership, operation, management, leasing, and acquisition of student housing properties near major universities in the United States. The Company will also provide student housing development consulting and property management services through its subsidiaries of the Operating Partnership to third parties and to joint ventures in which the Operating Partnership is invested. The Company and the Operating Partnership have had no prior operations.
      The Promoter has other operations, which were not contributed to the Operating Partnership or the Company and, therefore, these financial statements are not intended to represent the financial position and results of operations of all of the Promoter’s investments.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies
Basis of presentation
      The accompanying combined financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of Education Realty Trust Predecessor that were contributed to the Operating Partnership or acquired in connection with the Formation Transactions. All significant intercompany balances and transactions have been eliminated. Combined financial statements are presented as Paul O. Bower, either directly or indirectly through his ownership in AOES, managed all of the entities comprising the Predecessor.
Use of estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the useful lives of student housing assets, the initial valuations and underlying allocations of purchase price in connection with student property acquisitions, and in the recording of the allowance for doubtful accounts. Actual results could differ from those estimates.
Cash and cash equivalents
      All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the combined statements of cash flows.
      The Predecessor maintains cash balances in various banks. At times the amounts of cash may exceed the $100,000 amount FDIC insures. The Predecessor does not believe it is exposed to any significant credit risk on cash and cash equivalents.
Restricted cash
      Restricted cash includes escrow accounts held by lenders.
Student housing properties
      Land, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 40 years. Furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from three to ten years. Depreciation is computed using the straight-line method for financial reporting purposes.
      Acquisitions of student housing properties initiated subsequent to June 30, 2001 are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations are included in the Predecessor’s results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. The Predecessor has used independent appraisals, estimates of cash flows, and valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases, acquired above and below market leases and tenant relationships.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Repairs, maintenance, and major improvements
      The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances the lenders require the Predecessor to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as noncurrent assets as the funds are not available for current use.
Long-lived assets
      The Predecessor accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, the Predecessor uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of December 31, 2004, management determined that no indicators of impairment existed.
Investment in unconsolidated joint ventures and limited liability companies
      The Predecessor accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the Predecessor’s share of equity in earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests. As of December 31, 2004, the Predecessor has investments in the following unconsolidated joint ventures and limited liability companies:

•	Salisbury Student Apartment Developers Joint Venture (“SSAD”), 33% owned by AOES

•	Salisbury Student Apartment Developers LLC (“SSAD LLC”), a Maryland limited liability company, 33% owned by the Promoter

•	University of Louisville Apartment Developers LLC (“ULAD LLC”), a Kentucky limited liability company, 50% owned by the Promoter

•	Hines/ AOES LLC, an Alabama limited liability company, 50% owned by AOES

•	National Development/ Allen & O’Hara CUPA, LLC (“CUPA LLC”), a Pennsylvania limited liability company, 50% owned by AODC

•	National Development/ Allen & O’Hara Lock Haven, LLC (“Lock Haven LLC”), a Pennsylvania limited liability company, 50% owned by AODC

•	National Development/ Allen & O’Hara Clarion, LLC (“Clarion LLC”), a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara National Development Bloomsburg LLC (“Bloomsburg LLC”), a Pennsylvania limited liability company, 50% owned by AODC
Deferred financing costs
      Deferred financing costs represent costs incurred in connection with acquiring debt facilities. These costs are amortized over the terms of the related debt using a method that approximates the effective

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.
      Amortization expense approximated $163, $174, and $168 for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization at December 31, 2004 and 2003 approximated $709 and $546 respectively.
Revenue recognition
      The Predecessor recognizes revenues related to leasing activities at the student housing properties owned by the Predecessor, management fees related to managing third party student housing properties, development consulting fees related to the general oversight of third party student housing development and operating expense reimbursements for payroll and related expenses incurred by third party student housing properties managed by the Predecessor.
      Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to the leasing activities at the student housing properties and includes revenues from the leasing of space, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying combined statements of operations. Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, the Predecessor requires each executed leasing contract to be accompanied by a nonrefundable application fee and a signed parental guarantee. Receivables are recorded when billed, revenues and related lease incentives and nonrefundable application fees are recognized on a straight-line basis over the term of the contracts. The predecessor has no contingent rental contracts. The future minimum rental income to be received based on leases held as of December 31, 2004 is approximately $9,700. At certain student housing facilities the Predecessor offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
      Student housing food service revenue — The Predecessor provides food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract requires a flat weekly fee and the related revenues are recognized on a straight-line basis over the contract period. Additionally, the Predecessor maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester. Revenue related to cash sales to third-party customers is recognized as the services are performed. Food service revenue is reflected in student housing leasing revenue in the accompanying combined statements of operations.
      Third-party management revenue — The Predecessor enters into management contracts to manage third party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.
      Development consulting revenue — The Predecessor provides development-consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. A portion of the fee is typically received upfront and varies from 3-5% of the total estimated costs. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.
      Operating expense reimbursement revenue — The Predecessor pays certain payroll and related costs related to the operations of third party student housing properties that are managed by the Predecessor. Under the terms of the related management agreements, the third party property owners reimburse these

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
costs. The amounts billed to the third party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.
      Due to the nature of the Predecessor’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. At December 31, 2004 and 2003 the allowance for uncollectible accounts totaled $97 and $114, respectively. The following table reconciles the allowance for uncollectible accounts for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Balance, beginning of period	$114	$47	$6
Provision for uncollectible accounts	152	125	141
Deductions	(169)	(58)	(100)

Balance, end of period	$97	$114	$47

Costs related to third party development consulting services
      Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time the reimbursable costs are recorded as receivables and are reflected as other current assets in the accompanying balance sheets.
Advertising expense
      Advertising expenses are charged to income during the period incurred. The Predecessor does not use direct response advertising. Advertising expense was $587, $622, and $579 for the years ended December 31, 2004, 2003, and 2002, respectively.
Federal income taxes
      No provision for income taxes has been recorded in the combined financial statements, as the owners are required to report their share of the Predecessor’s earnings in their respective income tax returns.
Segment information
      The Predecessor applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Predecessor has identified three reportable business segments: student housing leasing, student housing development consulting services, and student housing management services.
Fair value of financial instruments
      The Predecessor follows SFAS No. 107, “Disclosure about the Fair Value of Financial Instruments,” which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Predecessor does not hold or issue financial instruments for trading purposes. The Predecessor considers the carrying amounts or cash and cash equivalents, restricted cash and short-term investments, student contracts receivable, accounts payable and accrued expenses to approximate fair value

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
due to the short maturity of these instruments. The Predecessor has estimated the fair value of the mortgage notes payable utilizing present value techniques. At December 31, 2004 the carrying amount and estimated fair value of the mortgage notes payable was $81,111 and $84,229, respectively.
Recent accounting pronouncements
      In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new criteria for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest of (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. If any entity qualifies as a VIE, then the party absorbing more than 50% of the expected losses, as defined, or receiving more than 50% of the expected residual returns, as defined, is required to consolidate the VIE. This interpretation applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs created before February 1, 2003, this interpretation was effective for the first reporting period ending after December 15, 2003. During December 2003, the FASB issued a revision to FIN 46 (FIN 46R) with varying effective dates. The Predecessor has implemented the applicable provisions of FIN 46 and FIN 46R without impact on the combined financial statements.
      SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for how a user classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date for certain mandatorily redeemable noncontrolling interests has been deferred indefinitely and for certain other financial instruments the effective date of only the measurement provisions, not the classification provisions, has been deferred indefinitely. The Predecessor has adopted the applicable provisions of SFAS No. 150 without impact on the combined financial statements.
      In December 2004, the FASB issued SFAS 123R, Share Based Payment, which requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Predecessor has not completed the process of evaluating the impact that will result from adopting this statement. The Predecessor is therefore unable to disclose the impact that adopting SFAS No. 123R will have on its results of operations or financial position when such statement is adopted.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
3.     Student housing properties
      Student housing properties consist of the following:

	December 31,

	2004	2003

Student housing properties:
Land	$11,638	$11,638
Building and improvements	80,364	80,163
Furniture, fixtures and equipment	9,010	8,694
Lease intangibles	476	476

	101,488	100,971
Less accumulated depreciation and amortization	(17,703)	(14,583)

Student housing properties, net	$83,785	$86,388

      Amortization expense related to the lease intangibles was $476 for the year ended December 31, 2002. Accumulated amortization at December 31, 2004 and 2003 was $476.
      Following is certain information related to the Predecessor’s student housing properties as of December 31, 2004:

			Cost
		Initial	Capitalized	Total	Accumulated	Date of
Property	Encumbrances	Cost	Subsequently	Costs	Depreciation	Acquisition

University Towers	$24,401	$19,299	$5,228	$24,527	$8,778	08/23/89
The Gables	4,557	5,492	230	5,722	911	03/06/00
The Reserve at Athens	14,754	18,823	436	19,259	2,211	04/01/01
Players Club	4,731	6,712	410	7,122	863	04/01/01
College Station	1,932	2,633	162	2,795	479	07/15/99
The Reserve at Clemson	11,952	15,592	51	15,643	1,677	01/25/02
NorthPointe	18,784	26,273	147	26,420	2,784	01/25/02

Totals	$81,111	$94,824	$6,664	$101,488	$17,703

      The following table reconciles the historical cost of the Predecessor’s investment in student housing properties for the years ended December 31, 2004 and 2003:

	Year Ended December 31,

	2004	2003

Balance, beginning of the period	$100,971	$100,422
Additions	517	549
Deductions	—	—

Balance, end of the period	$101,488	$100,971

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the accumulated depreciation of the Predecessor’s investment in student housing properties for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Balance, beginning of the period	$14,583	$11,522	$8,198
Depreciation	3,120	3,061	3,324
Deductions	—	—	—

Balance, end of the period	$17,703	$14,583	$11,522

4.     Student housing acquisitions
      On January 25, 2002, the Predecessor acquired The Reserve at Clemson University (590 beds comprising 177 units) and NorthPointe at the University of Arizona (912 beds comprising 300 units) for approximately $15,500 and $26,100, respectively. The acquisition of both properties were accounted for using the purchase method of accounting and the results of operations for both are included in the Predecessor’s results of operations from the date of acquisition. The following presents the allocation of purchase price:

	The Reserve
	at Clemson	North Pointe

Land	$580	$2,610
Building and improvements	13,974	21,896
Furniture, fixtures and equipment	768	1,296
Identifiable lease intangibles	178	298

Total	$15,500	$26,100

      If these two properties had been acquired on January 1, 2002 the pro forma (unaudited) statement of operations for the year ended December 31, 2002 would have included approximately $578 of additional revenue and would have resulted in an increase in net income of approximately $82.
5.     Investments in unconsolidated entities
      The Predecessor’s ownership in SSAD, SSAD LLC, ULAD LLC, Hines/ AOES LLC, CUPA LLC, Lock Haven LLC, Clarion LLC and Bloomsburg LLC is accounted for under the equity method. The following is a summary of financial information for the Predecessor’s unconsolidated joint ventures and limited liability companies at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

	At December 31,

	2004	2003

Financial Position:
Total assets	$111	$811
Total liabilities	375	1,474
Deficit	(264)	(663)
Predecessor’s investment in unconsolidated entities	(124)	(329)

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Results of Operations:
Revenues	$2,272	$1,523	$254
Net income	2,167	1,378	254
Predecessor’s equity in earnings of unconsolidated entities	1,002	629	128
      These entities primarily provide development consulting services to third party student housing owners in an agency capacity. However, SSAD LLC serves as the primary obligor in the development of University Park at Salisbury University. In this capacity, SSAD LLC is responsible for excess development costs, subject to force majeure, as defined in the ground lease agreement. Subsequent to completion of the project, SSAD LLC is required during the initial two years of operations to advance the third party owner sufficient amounts to fund any shortfalls between gross revenues and the sum of permitted expenses as defined in the ground lease plus payments of project debt principal and interest. The maximum amount to be advanced is limited to the project development fees ($810). Additionally the members of SSAD LLC have guaranteed the advances, if necessary, and have also guaranteed the timely completion of this project. As of December 31, 2004, the project was completed within the scheduled deadline, and no excess development costs were paid by SSAD LLC.
6.     Debt
      Mortgage notes payable consists of eight notes, which are secured by the underlying student housing properties or leaseholds consisting of:

	Outstanding	Outstanding		Interest Rate
	at	at		at
	December 31,	December 31,	Stated	December 31,	Maturity
Property	2004	2003	Interest Rate	2004	Date	Amortization

University Towers	$24,401	$24,774	6.77%	6.77%	3/1/2008	30 Year
The Reserve at Athens	14,754	14,914	7.15%	7.15%	5/1/2006	30 Year
Players Club	4,731	4,783	7.15%	7.15%	5/1/2006	30 Year
The Reserve at Clemson	11,952	12,085	6.63%	6.63%	5/1/2007	30 Year
College Station	900	995	5-Yr. Treasury +2.5%	5.88%	12/1/2008	30 Year
College Station 2nd Mortgage	1,032	1,043	9.00%	9.00%	7/15/2009	30 Year
The Gables	4,557	4,616	5.50%	5.50%	11/1/2013	30 Year
NorthPointe	18,784	18,994	6.63%	6.63%	5/1/2007	30 Year

Total/weighted average rate	$81,111	$82,204		6.76%
Less current portion of long-term debt	(1,186)	(1,140)

Total long-term debt, net of current portion	$79,925	$81,064

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      Scheduled maturities of debt as of December 31, 2004 are as follows:

Fiscal Year Ending
2005	$1,186
2006	20,286
2007	30,616
2008	23,757
2009	1,032
Thereafter	4,234

Total	$81,111

      The following table reconciles the carrying amount of long-term debt from January 1 to December 31 for the years ended 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Balance, beginning of period	$82,204	$82,959	$52,151
Additions	—	200	31,580
Repayments of principal	(1,093)	(955)	(772)

Balance, end of period	$81,111	$82,204	$82,959

      Subsequent to year end, simultaneous with the Offering, approximately $19.5 of the outstanding mortgage notes were paid off with the IPO proceeds.
      Additionally the Predecessor has a demand note payable to the Promoter that allows it to borrow up to $600. The demand note bears interest at the prime rate (5.25% at December 31, 2004) as quoted by the Wall Street Journal and matures on January 1, 2005. The note is classified as current in the accompanying balance sheet and the outstanding balance of $485 at December 31, 2004, was paid in full on January 31, 2005 as part of the Formation Transactions. Outstanding borrowings under this arrangement totaled $485 and $405 at December 31, 2004 and 2003, respectively. Interest expense on the demand note totaled $18, $13, and $10 for the years ended December 31, 2004, 2003 and 2002, respectively.
7.     Segments
      The Predecessor defines business segments by their distinct customer base and service provided. The Predecessor has identified three reportable segments: student housing leasing, student housing development-consulting services, and student housing management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Intercompany fees are reflected at the contractually stipulated amounts. The following table represents the Predecessor’s segment information for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Student Housing Leasing
Rental revenues	$16,353	$15,293	$14,558
Food service revenue	4,680	4,681	4,581

Total revenues from external customers	21,033	19,974	19,139
Rental expenses	7,786	7,560	6,934
Food service expenses	2,758	2,644	2,399
Intersegment expense	973	959	924

Net operating income	$9,516	$8,811	$8,882

Depreciation and amortization	$3,283	$3,235	$3,492

Interest expense	$5,623	$5,597	$5,547

Total segment assets, end of the period	$88,166	$90,976	$93,565

Student Housing Development Consulting Services
Development consulting fees	$392	$691	$1,444
Operating expense reimbursements	311	386	266

Total revenues from external customers	703	1,077	1,710
Development consulting expenses	136	184	452
General and administrative	838	675	665
Reimbursable operating expenses	311	386	266
Corporate overhead allocation	355	386	242

Net operating income (loss)	$(937)	$(554)	$85

Equity in earnings of unconsolidated entities	$1,002	$629	$128

Total segment assets, end of period	$38	$109	$341

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Student Housing Management Services
Management fees from external customers	$1,326	$1,026	$784
Operating expense reimbursements	4,912	4,052	3,079

Total revenues from external customers	6,238	5,078	3,863
Intersegment revenues	973	959	924

Total revenues	7,211	6,037	4,787
General and administrative expenses	1,556	1,313	1,313
Reimbursable operating expenses	4,912	4,052	3,079
Corporate overhead allocation	660	716	449

Net operating income (loss)	$83	$(44)	$(54)

Total segment assets, end of period	$670	$839	$309

Reconciliations:
Total segment revenues	$28,947	$27,088	$25,636
Elimination of intersegment revenues	(973)	(959)	(924)

Total consolidated revenues	$27,974	$26,129	$24,712

Segment net operating income	$8,662	$8,213	$8,913
Depreciation and amortization	3,283	3,235	3,492
Interest	5,623	5,597	5,547
Equity in earnings of unconsolidated entities	(1,002)	(629)	(128)

Net income	$758	$10	$2

Total segment assets, end of period	$88,874	$91,924	$94,215

8.     Related party transactions
      The Promoter incurs certain common costs on behalf of the entities comprising the Predecessor. These costs relate to human resources, information technology, legal, and certain management personnel. The Promoter based on time and effort expended allocates the costs to the Predecessor. Indirect costs are allocated monthly in an amount that approximates what management believes costs would have been had each entity operated on a stand-alone basis. The allocated expense totaled $1,015, $1,102, and $692 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Promoter arranges for the procurement of furniture, fixtures, and equipment (“FF&E”) from third party vendors on behalf of the student housing development project owners for which the Predecessor is the development and construction manager. The Promoter also arranges for the procurement of FF&E on behalf of third party student housing property owners for which the Predecessor is the property manager. The Promoter charges these projects in progress and properties a service fee for the arrangement and such costs are borne directly by the project or property owner. The Promoter records the service fee revenue. The Promoter charged combined service fees to the project or property owners for which the Predecessor was manager totaling $131, $116, and $40 for the years ended December 31, 2004, 2003 and 2002, respectively.

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      In connection with the Offering and the Formation Transactions discussed in Note 1, the Promoter has incurred approximately $4,012 in costs of which $3,790 has been deferred and is reflected on the Trust’s balance sheet as of December 31, 2004. These costs will be offset against the offering proceeds or capitalized as additional purchase price as a result of the Formation Transactions.
9.     Lease commitments
      The Predecessor has various operating leases for furniture, office and technology equipment, which expire through fiscal 2008. Rental expense under the operating lease agreements approximated $41, $18, and $14 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 are as follows:

Year Ending

2005	$348
2006	345
2007	347
2008	351
2009	90
Thereafter	—
      The Promoter entered into a lease for corporate office space beginning March 1, 2004, and expiring September 30, 2009. The terms of the lease provide for scheduled rental rate increases and common area maintenance charges. Concurrent with the Formation Transactions, the Promoter will assign the lease to the Trust and on a go forward basis the Promoter will lease space from the Trust based on the Promoter’s pro rata share of square footage used. The future minimum payments relating to the new lease are reflected in the above schedule.
10.     Employee savings plan
      The Predecessor’s eligible employees may participate in a 401(k) savings plan (the “Plan”) with several affiliates of the Promoter. Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally the Predecessor provides a matching contribution of 30% on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $18, $16, and $14, for the years ended December 31, 2004, 2003 and 2002, respectively.
11.     Commitments and contingencies
      In the normal course of business, the entities comprising the Predecessor are subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on the combined financial position, results of operations or liquidity of the Predecessor.
      Under the terms of a purchase option agreement (the “option agreement”), the unaffiliated third party investor in EPT was granted an option to acquire a specified percentage interest, up to a maximum of 49%, in AOES based on a formula defined in the option agreement. At December 31, 2004, the unaffiliated investor did not have the right to exercise the option based on certain capital contribution

EDUCATION REALTY TRUST PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
criteria contained in the option agreement. The option expired without being exercised in conjunction with the Formation Transactions.
      The operating partnership agreements of the entities comprising the Predecessor include provisions regarding certain guaranteed returns to be paid to the unaffiliated third party investors in the event of a major capital event. The Formation Transactions discussed in Note 1 did not qualify as a major capital event as defined in the applicable partnership agreements.
12.     Quarterly financial information (unaudited)
      Quarterly financial information for the years ended December 31, 2004, 2003, and 2002 is summarized below:

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$7,692	$6,414	$6,525	$7,343	$27,974
Operating expenses	5,440	5,249	6,376	5,367	22,432
Nonoperating expenses	1,445	1,440	1,452	1,449	5,786
Equity in earnings of unconsolidated entities	422	374	137	69	1,002

Net income (loss)	$1,229	$99	$(1,166)	$596	$758

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$6,757	$5,917	$6,139	$7,316	$26,129
Operating expenses	4,827	4,900	5,950	5,300	20,977
Nonoperating expenses	1,435	1,439	1,447	1,450	5,771
Equity in earnings of unconsolidated entities	40	114	159	316	629

Net income (loss)	$535	$(308)	$(1,099)	$882	$10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/ Allen & O’Hara CUPA, LLC
Memphis, Tennessee
      We have audited the accompanying balance sheets of National Development/ Allen & O’Hara CUPA, LLC (the “Company”), a limited liability company, which is owned 50% by Allen & O’Hara Development Company, LLC, as of December 31, 2004 and 2003, and the related statements of operations, members’ equity, and cash flows for the year ended December 31, 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of National Development/ Allen & O’Hara CUPA, LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period April 1, 2003 (date operations commenced) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
BALANCE SHEETS
December 31, 2004 and 2003

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8	$55
Receivables	1	204

Total assets	$9	$259

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$—	$227
Deferred development revenue	—	428

Total current liabilities	—	655
Commitments and contingencies
Members’ deficit	9	(396)

Total liabilities and members’ deficit	$9	$259

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF OPERATIONS
For the year ended December 31, 2004 and the period from
April 1, 2003 (date operations commenced) to December 31, 2003

	Period Ending
	December 31,

	2004	2003

	(In thousands)
Third-party development consulting services	$573	$584
Operating expenses	39	4

Net income	$534	$580

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the year ended December 31, 2004 and the period from
April 1, 2003 (date operations commenced) to December 31, 2003

	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total

	(In thousands)
Members’ Equity, April 1, 2003 (Date Operations Commenced)	—	—	—
Distributions to members	$(488)	$(488)	$(976)
Net income	290	290	580

Members’ Deficit, December 31, 2003	(198)	(198)	(396)
Distributions to members	(64)	(65)	(129)
Net income	267	267	534

Member’s Equity, December 31, 2004	$5	$4	$9

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2004 and the period from
April 1, 2003 (date operations commenced) to December 31, 2003

	Period Ending
	December 31,

	2004	2003

	(In thousands)
Operating activities
Net income	$534	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	203	(204)
Accounts payable and accrued expenses	(227)	227
Deferred development revenue	(428)	428

Net cash provided by operating activities	82	1,031

Financing activities
Distributions to members	(129)	(976)

Net cash used in financing activities	(129)	(976)

Net increase in cash and cash equivalents	(47)	55
Cash and cash equivalents, beginning of period	55	—

Cash and cash equivalents, end of period	$8	$55

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS
Year ended December 31, 2004 and period from
April 1, 2003 (date operations commenced) to December 31, 2003
(Dollars in thousands)

1.	Ownership and operation of the company
      National Development/ A&O CUPA, LLC (the “Company”) was formed on December 18, 2002 as a Tennessee Limited Liability Company. The Company was formed for the sole purpose of serving as the developer and construction advisor for a project to build a student housing facility (the “Project”) on the campus of the California University of Pennsylvania in California, Pennsylvania (the “University”). The facility is a garden style apartment complex with 700 beds consisting of both furnished and unfurnished units.
      Under the terms of the Company’s operating agreement, the Company is 50% owned by Allen & O’Hara Development Company, LLC (“AODC”) and 50% owned by National Development Company, LLC (“NDC”). AODC serves as the Company’s managing member. Additionally, NDC Builders, LLC serves as general contractor of the Project and is an affiliate of NDC.
      In accordance with the terms of the Operating Agreement, the Company will automatically terminate on December 31, 2055, unless earlier terminated by the members in accordance with its terms. The Operating Agreement also stipulates the following:

•	Each member of the Company receives a pro-rata share of profits, losses, and distributions based on its proportional share of ownership in the Company as discussed above.

•	Neither member is obligated to restore any amount of the Company’s deficit capital balance.

•	The managing member monitors the cash financial position and cash flow of the Company. If the managing member determines additional funds are needed, it may require the members to advance amounts to the Company up to $50 in the aggregate to fund working capital needs as needed. If the members are called to advance funds, each member must contribute its pro-rata share of the amounts required and the advances will bear interest at the Prime Rate plus 3%.

•	Unanimous consent between the members is required to, among other things, dissolve, liquidate, merge, or consolidate the Company’s assets; assign membership interests to another party; loan amounts to others; borrow funds; pledge Company assets as collateral; admit additional members; and enter into agreements with the University.
      The Company executed a development consulting services agreement (the “Agreement”) with Student Association Inc, (the “Owner”), dated April 1, 2003 and commenced operations on that date. The Company received a total fee of $1,157 for completing the responsibilities outlined in the Agreement. The fees were received in accordance with the Agreement and recognized as discussed in Note 2. The Company primarily provided development-consulting services to the Owner in an agency capacity. The project was completed in August of 2004.

2.	Summary of significant accounting policies

Basis of presentation and accounting
      The accompanying financial statements represent the assets and liabilities and operating results of National Development/ A&O CUPA, LLC and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). Revenues are recognized when earned and expenses and costs are recognized when incurred.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

Balance sheet classification
      Assets to be realized and obligations to be paid in the twelve months following the respective balance sheet date are classified as current.

Use of estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
      All highly liquid investments with maturity of three months or less when purchased are considered cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the combined statements of cash flows.

Revenue recognition
      The Company provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. These fees are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.

Fair value of financial instruments
      The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the relatively short-term nature of these instruments.

Federal income taxes
      No provision for income taxes has been recorded in the financial statements, as the members are required to report their share of the Company’s earnings in their respective income tax returns.

3.	Related party transactions
      Initial organizational costs of the Company were incurred by an affiliate of the Company. Upon consummation of a development consulting services agreement and receipt of the related fees, the Owner reimbursed those costs to the affiliated entity from bond proceeds used to fund the Project.
      AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. The amounts reimbursed to the affiliate of AODC totaled $14 for the period ended December 31, 2004 and $21 for the period April 1, 2003 to December 31, 2003.

4.	Concentration of credit risk
      The Company receives all its development consulting fees from the Owner. All receivables recorded by the Company are due from the Owner. In the event that the Owner becomes unable to meet its obligations, it could pose significant credit risks to the Company. However, all project funds for the owner

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
to pay for development and construction costs are received from bond proceeds and are held in trust. The Trust Indenture, which is part of the closing documents for the bonds that finance the Project, governs how the project funds will be disbursed. Because of this, the Company does not believe there are any significant risks associated with its accounts receivable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/Allen & O’Hara Clarion, LLC
Memphis, Tennessee
      We have audited the accompanying balance sheet of National Development/Allen & O’Hara Clarion, LLC (the “Company”), a limited liability company which is owned 50% by Allen & O’Hara Development Company, LLC, as of December 31, 2004, and the related statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of National Development/Allen & O’Hara Clarion, LLC at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
BALANCE SHEETS
December 31, 2004 and December 31, 2003 (2003, unaudited)

	December 31,

	2004	2003

		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4	$1
Receivables	27	173

Total assets	$31	$174

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1	$2
Deferred development revenue	—	303

Total current liabilities	1	305
Members’ equity/(deficit)	30	(131)

Total liabilities and members’ equity/(deficit)	$31	$174

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
STATEMENTS OF OPERATIONS
For the year ended December 31, 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)

	Period Ending
	December 31,

	2004	2003

		(Unaudited)
	(In thousands)
Third-party development consulting services	$764	$140
Operating expenses	13	3

Net income	$751	$137

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the year ended December 31, 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)

	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total

	(In thousands)
Members’ Equity, September 1, 2003 (Date Operations Commenced) (unaudited)	$—	$—	$—
Distributions to members (unaudited)	(134)	(134)	(268)
Net income (unaudited)	68	69	137

Members’ Equity, December 31, 2003 (unaudited)	(66)	(65)	(131)
Distributions to members	(295)	(295)	(590)
Net income	376	375	751

Members’ Equity, December 31, 2004	$15	$15	$30

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)

	Period Ended
	December 31,

	2004	2003

		(Unaudited)
	(In thousands)
Operating activities
Net income	$751	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	146	(173)
Accounts payable and accrued expenses	(1)	2
Deferred development revenue	(303)	303

Net cash provided by operating activities	593	269

Financing activities
Distributions to members	(590)	(268)

Net cash used in financing activities	(590)	(268)

Net increase in cash and cash equivalents	3	1
Cash and cash equivalents, beginning of period	1	—

Cash and cash equivalents, end of period	$4	$1

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)
(Dollars in thousands)

1.	Ownership and operation of the company
      National Development/A&O Clarion, LLC (the “Company”) was formed on March 7, 2003, as a Tennessee Limited Liability Company. The Company was formed for the sole purpose of serving as the developer and construction advisor for a project to build a student housing facility (the “Project”) on the campus of Clarion University in Clarion, Pennsylvania (the “University”). The facility is a garden style apartment complex with 656 beds in 176 units both furnished and unfurnished.
      Under the terms of the Company’s operating agreement, the Company is 50% owned by Allen & O’Hara Development Company, LLC (“AODC”) and 50% owned by National Development Company, LLC (“NDC”). AODC serves as the Company’s managing member. Additionally, NDC Builders, LLC serves as general contractor of the Project and is an affiliate of NDC.
      The Operating Agreement stipulates the following:

•	Each member of the Company receives a pro-rata share of profits, losses, and distributions based on its proportional share of ownership in the Company as discussed above.

•	Neither member is obligated to restore any amount of the Company’s deficit capital balance.

•	The managing member monitors the cash financial position and cash flow of the Company. If the managing member determines additional funds are needed, it may require the members to advance amounts to the Company up to $50 in the aggregate to fund working capital needs as needed. If the members are called to advance funds, each member must contribute its pro-rata share of the amounts required and the advances will bear interest at the Prime Rate plus 3%.

•	Unanimous consent between the members is required to, among other things, dissolve, liquidate, merge, or consolidate the Company’s assets; assign membership interests to another party; loan amounts to others; borrow funds; pledge Company assets as collateral; admit additional members; and enter into agreements with the University.
      The Company executed a development consulting services agreement (the “Agreement”) with Clarion University Foundation, Inc (the “Owner”), dated September 1, 2003 and commenced operations on that date. The Company received a total fee of $904 for completing the responsibilities outlined in the Agreement. The fees were received in accordance with the Agreement and recognized as discussed in Note 2. The Company primarily provides development consulting services to the Owner in an agency capacity. The project was substantially complete in August of 2004.

2.	Summary of significant accounting policies

Basis of presentation and accounting
      The accompanying financial statements represent the assets and liabilities and operating results of National Development/A&O Clarion, LLC and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). Revenues are recognized when earned and expenses and costs are recognized when incurred.

Balance sheet classification
      Assets to be realized and obligations to be paid in the twelve months following the respective balance sheet date are classified as current.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

Unaudited financial information
      The financial information as of December 31, 2003 and for the period from September 1, 2003 (date operations commenced) to December 31, 2003 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.

Use of estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
      All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the combined statements of cash flows.

Revenue recognition
      The Company provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. These fees are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.

Fair value of financial instruments
      The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the relatively short-term nature of these instruments.

Federal income taxes
      No provision for income taxes has been recorded in the financial statements, as the members are required to report their share of the Company’s earnings in their respective income tax returns.

3.	Related party transactions
      Initial organizational costs of the Company were incurred by an affiliate of the Company. Upon consummation of a development consulting services agreement and receipt of the related fees, those costs were reimbursed to the affiliated entity by the Owner from bond proceeds used to fund the Project.
      AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. The amounts reimbursed to the affiliate of AODC totaled $117 and $38 for the period ended December 31, 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003(unaudited) respectively.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Concentration of credit risk
      The Company receives all its development consulting fees from the Owner. All receivables recorded by the Company are due from the Owner. In the event that the Owner becomes unable to meet its obligations, it could pose significant credit risks to the Company. However, all project funds for the owner to pay for development and construction costs are received from bond proceeds and are held in trust. The Trust Indenture, which is part of the closing documents for the bonds that finance the Project, governs how the project funds will be disbursed. Because of this, the Company does not believe there are any significant risks associated with its accounts receivable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/ Allen & O’Hara Lock Haven, LLC
Memphis, Tennessee
      We have audited the accompanying balance sheet of National Development/ Allen & O’Hara Lock Haven, LLC (the “Company”), a limited liability company which is owned 50% by Allen & O’Hara Development Company, LLC, as of December 31, 2004, and the related statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of National Development/ Allen & O’Hara Lock Haven, LLC at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2004

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
BALANCE SHEETS
December 31, 2004 and December 31, 2003 (2003, unaudited)

	December 31,

	2004	2003

		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$4
Receivables	—	14

Total assets	$2	$18

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1	$2
Deferred development revenue	5	214

Total current liabilities	$6	$216
Commitments and contingencies
Members’ deficit	(4)	(198)

Total liabilities and members’ deficit	$2	$18

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF OPERATIONS
For the year ended December 31, 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)

	Period ending
	December 31,

	2004	2003

		(Unaudited)
	(In thousands)
Third-party development consulting services	$351	$177
Operating expenses	1	3

Net income	$350	$174

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the year ended December 31, 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)

	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total

	(In thousands)
Members’ Equity, July 1, 2003 (Date Operations Commenced) (unaudited)	$—	$—	$—
Distributions to members (unaudited)	(186)	(186)	(372)
Net income (unaudited)	87	87	174

Members’ Deficit, December 31, 2003(unaudited)	(99)	(99)	(198)
Distributions to members	(78)	(78)	(156)
Net income	175	175	350

Members’ Deficit, December 31, 2004	$(2)	$(2)	$(4)

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003 (2003, unaudited)

	Period ending
	December 31,

	2004	2003

		(Unaudited)
	(In thousands)
Operating activities
Net income	$350	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	14	(14)
Accounts payable and accrued expenses	(1)	2
Deferred development revenue	(209)	214

Net cash provided by operating activities	154	376

Financing activities
Distributions to members	(156)	(372)

Net cash used in financing activities	(156)	(372)

Net increase in cash and cash equivalents	(2)	(3)
Cash and cash equivalents, beginning of period	4	—

Cash and cash equivalents, end of period	$2	$4

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS
The year ended December 31, 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003(2003, unaudited)
(Dollars in thousands)

1.	Ownership and operation of the company
      National Development/ A&O Lock Haven, LLC (the “Company”) was formed on March 7, 2003 as a Tennessee Limited Liability Company. The Company was formed for the sole purpose of serving as the developer and construction advisor for a project to build a student housing facility (the “Project”) on the campus of the Lock Haven University in Lock Haven, Pennsylvania (the “University”). The facility is a garden style apartment complex with 408 beds in 108 units both furnished and unfurnished.
      Under the terms of the Company’s operating agreement, the Company is 50% owned by Allen & O’Hara Development Company, LLC (“AODC”) and 50% owned by National Development Company, LLC (“NDC”). AODC serves as the Company’s managing member. Additionally, NDC Builders, LLC serves as general contractor of the Project and is an affiliate of NDC.
      The Operating Agreement stipulates the following:

•	Each member of the Company receives a pro-rata share of profits, losses, and distributions based on its proportional share of ownership in the Company as discussed above.

•	Neither member is obligated to restore any amount of the Company’s deficit capital balance.

•	The managing member monitors the cash financial position and cash flow of the Company. If the managing member determines additional funds are needed, it may require the members to advance amounts to the Company up to $50 in the aggregate to fund working capital needs as needed. If the members are called to advance funds, each member must contribute its pro-rata share of the amounts required and the advances will bear interest at the Prime Rate plus 3%.

•	Unanimous consent between the members is required to, among other things, dissolve, liquidate, merge, or consolidate the Company’s assets; assign membership interests to another party; loan amounts to others; borrow funds; pledge Company assets as collateral; admit additional members; and enter into agreements with the University.
      The Company executed a development consulting services agreement (the “Agreement”) with Lock Haven University Foundation, (the “Owner”), dated July 1, 2003 and commenced operations on that date. The Company will receive a total fee of $533 for completing the responsibilities outlined in the Agreement. The fees are received in accordance with the Agreement and recognized as discussed in Note 2. The Company primarily provides development consulting services to the Owner in an agency capacity. The project was completed in August of 2004.

2.	Summary of significant accounting policies

Basis of presentation and accounting
      The accompanying financial statements represent the assets and liabilities and operating results of National Development/ A&O Lock Haven, LLC and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). Revenues are recognized when earned and expenses and costs are recognized when incurred.

Unaudited financial information
      The financial information as of December 31, 2003 and for the period from July 1, 2003 (date operations commenced) to December 31, 2003 is unaudited, but includes all adjustments, consisting only

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.

Balance sheet classification
      Assets to be realized and obligations to be paid in the twelve months following the respective balance sheet date are classified as current.

Use of estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
      All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the combined statements of cash flows.

Revenue recognition
      The Company provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. These fees are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.

Fair value of financial instruments
      The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the relatively short-term nature of these instruments.

Federal income taxes
      No provision for income taxes has been recorded in the financial statements, as the members are required to report their share of the Company’s earnings in their respective income tax returns.

3.	Related party transactions
      Initial organizational costs of the Company were incurred by an affiliate of the Company. Upon consummation of a development consulting services agreement and receipt of the related fees, those costs were reimbursed to the affiliated entity by the Owner from bond proceeds used to fund the Project.
      AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. The amounts reimbursed to the affiliate of AODC totaled and $102 and $53 for the period ended December 31, 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited) respectively.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Concentration of credit risk
      The Company receives all its development consulting fees from the Owner. All receivables recorded by the Company are due from the Owner. In the event that the Owner becomes unable to meet its obligations, it could pose significant credit risks to the Company. However, all project funds for the owner to pay for development and construction costs are received from bond proceeds and are held in trust. The Trust Indenture, which is part of the closing documents for the bonds that finance the Project, governs how the project funds will be disbursed. Because of this, the Company does not believe there are any significant risks associated with its accounts receivable.

INDEX TO EXHIBITS

Exhibit
Number	Description

1.1	Form of Underwriting Agreement among Education Realty Trust, Inc. and the underwriters named therein. (Incorporated by reference to Exhibit 1.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)
3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)
4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.1	Form of Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.2	Form of Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.3	Form of Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 4 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 11, 2005.)
10.4	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)
10.5	Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.6	Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.7	Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.8	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

Exhibit
Number	Description

10.9	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.10	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on
Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.11	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.12	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.13	Contract of Sale/Contribution made effective as of September 17, 2004, by and among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.14	Contract of Sale made effective as of September 17, 2004, by and among Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.15	Contract of Sale/Contribution made effective as of September 17, 2004, by and among Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.16	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.17	Form of Revolving Loan Agreement dated January 31, 2005, between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.18	Form of Collateral Assignment of Partnership Interest and Pledge Agreement dated , between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on
Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.19	Form of Secured Non-Recourse Revolving Note dated 2005, issued by JPI Multifamily Investments L.P. to Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit
Number	Description

10.20	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.21	Assignment and Assumption Agreement dated November 2, 2004, between Education Realty Operating Partnership, LP and Allen & O’Hara, Inc. related to Morgan Keegan & Company, Inc. financial advisory services agreement dated March 18, 2004. (Incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)
10.22	Commitment Letter for Revolving Credit Facility by and among JP Morgan Chase Bank, UBS AG, Education Realty Operating Partnership, LP and the Registrant dated December 22, 2004. (Incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 3 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 3, 2005.)
10.23	Property Management and Leasing Agreement (Jefferson Commons — Penn State) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.24	Property Management and Leasing Agreement (Jefferson Commons — Purdue) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.25	Property Management and Leasing Agreement (Jefferson Commons — Western Michigan) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.26	Property Management and Leasing Agreement (Jefferson Commons — Texas Tech) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.27	Property Management and Leasing Agreement (Jefferson Commons — Oklahoma State) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.28	Property Management and Leasing Agreement (Jefferson Commons — Kansas) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.29	Property Management and Leasing Agreement (Jefferson Commons — Knoxville) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.30	Property Management and Leasing Agreement (Jefferson Commons — Columbia) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

Exhibit
Number	Description

10.31	Property Management and Leasing Agreement (Jefferson Commons — Ohio State) dated December 8, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.32	Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.33	Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.34	Underwriting Agreement dated January 25, 2005 among Education Realty Trust, Inc. and the underwriters named therein. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32417), filed on January 28, 2005.)
10.35	Credit Agreement, dated January 31, 2005, by and among Education Realty Operating Partnership, LP and certain of its subsidiaries, as Borrower, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and UBS Securities LLC, as Syndication Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32417), filed on February 2, 2005.)
21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-119264), filed on January 27, 2005.)
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer.