Form 10-Q
period 2005-03-31
Education Realty Trust, Inc.
filed 2005-05-16
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-32417

Education Realty Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1869228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis Tennessee 38117

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 259-2500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2005, the latest practicable date, the Registrant had outstanding 22,034,000 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
Quarter Ended March 31, 2005

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. as of March 31, 2005 (unaudited) and December 31, 2004 and Combined Balance Sheet of Education Realty Trust Predecessor as of December 31, 2004	1
	Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. for the period January 1, 2005 through January 30, 2005 and for the period January 31, 2005 through March 31, 2005 and for Education Realty Trust Predecessor for the period January 1, 2005 through January 30, 2005 and for the three months ended March 31, 2004 (all unaudited)	2
	Condensed Consolidated and Combined Statements of Cash Flows of Education Realty Trust, Inc. for the period January 1, 2005 through January 30, 2005 and for the period January 31, 2005 through March 31, 2005 and for Education Realty Trust Predecessor for the period January 1, 2005 through January 30, 2005 and for the three months ended March 31, 2004 (all unaudited)	3
	Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures		29
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO & CFO

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	Consolidated	Consolidated	Combined
	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor
	(Unaudited)
Assets
Student housing properties, net	$552,932	$—	$83,785
Corporate office furniture, net	968	—	—
Cash and cash equivalents	47,568	1	2,883
Restricted cash and short-term investments	5,416	—	1,102
Student contracts receivable, net	163	—	87
Management fee receivable from third party, net	334	—	161
Goodwill and other intangibles	6,460	—	—
Other assets	6,909	3,790	856

Total assets	$620,750	$3,791	$88,874

Liabilities and stockholders’ and predecessor owners’ equity

Liabilities
Mortgage loans, net of premium/discount	$288,908	$—	$81,111
Revolving line of credit	—	497	—
Note payable to affiliate	—	—	485
Accounts payable and accrued expenses	6,449	—	1,642
Accounts payable affiliate	363	3,515	799
Deferred revenue	4,089	—	3,048

Total liabilities	299,809	4,012	87,085

Minority interest	29,947	—	—

Commitments and contingencies	—	—	—

Stockholders’ and predecessor owners’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 21,857,200 shares issued and outstanding	219	—	—
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—	—
Unearned deferred compensation	(2,836)	—	—
Additional paid in capital	305,770	1	—
Loan to unitholder	(5,996)	—	—
Warrants	375	—	—
Accumulated deficit	(6,538)	(222)	—
Predecessor owners’ equity	—	—	1,789

Total stockholders’ and predecessor owners’ equity	290,994	(221)	1,789

Total liabilities and stockholders’ and predecessor owners’ equity	$620,750	$3,791	$88,874

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Education	Education Realty	Education Realty	Education Realty
	Realty Trust, Inc.	Trust, Inc.	Trust Predecessor	Trust Predecessor
	Consolidated	Consolidated	Combined	Combined
	January 31 to	January 1 to	January 1 to	Three months ended
	March 31, 2005	January 30, 2005	January 30, 2005	March 31, 2004
Revenues:
Student housing leasing revenue	$12,676	$—	$1,772	$5,721
Third-party development services	9	—	—	368
Third-party management services	289	—	103	336
Operating expense reimbursements	686	—	671	1,267

Total revenues	13,660	—	2,546	7,692

Operating expenses:
Student housing leasing operations	5,830	—	779	2,504
General and administrative	4,760	10	367	896
Depreciation and amortization	5,759	—	260	773
Reimbursable operating expenses	686	—	671	1,267

Total operating expenses	17,035	10	2,077	5,440

Operating income (loss)	(3,375)	(10)	469	2,252

Nonoperating expenses:
Interest	2,577	—	479	1,404
Exit fees on early repayment of mortgages	1,084	—	—	—
Amortization of deferred financing costs	116	—	—	41
Interest income	(279)	—	—	—

Total nonoperating expenses	3,498	—	479	1,445

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(6,873)	(10)	(10)	807

Equity in earnings of unconsolidated entities	71	—	27	422

Income (loss) before income taxes and minority interest	(6,802)	(10)	17	1,229
Taxes	(66)	—	—	—

Net income (loss) before minority interest	(6,736)	(10)	17	1,229

Minority interest	(431)	—	—	—

Net income (loss)	$(6,305)	$(10)	$17	$1,229

Earnings per share information:
Loss per share — basic and diluted	$(0.29)

Weighted average common shares outstanding-basic and diluted	21,853,599

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Education Realty	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor	Trust Predecessor
	Consolidated	Consolidated	Combined	Combined
	January 31 to	January 1 to	January 1 to	Three months ended
	March 31, 2005	January 30, 2005	January 30, 2005	March 31, 2004
Operating activities:
Net income (loss)	$(6,305)	$(10)	$17	1,229

Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	5,759	—	246	773
Amortization of deferred financing costs	116	—	14	41
Amortization of unamortized debt premiums/discounts	3	—
Distributions from unconsolidated entities	—	—	—	30
Noncash compensation expense related to PIU’s and restricted stock	4,155	—	—	—
Equity in earnings of unconsolidated entities	(71)	—	(27)	(422)
Minority interests	(431)	—	—	—
Change in operating assets and liabilities (net of acquisitions)	(5,186)	10	(2,442)	(2,060)

Net cash provided by (used in) operating activities	(1,960)	—	(2,192)	(409)

Investing activities:
Property acquisitions, net of cash acquired	(147,658)	—	(25)	—
Earnest money required for letters of intent	(350)	—		—
Purchase of corporate furniture and equipment	(841)	—	—	—
Investment in student housing properties	(131)			(61)

Net cash used in investing activities	(148,980)	—	(25)	(61)

Financing activities
Payment of mortgage notes	(114,916)	—	(98)	(310)
Debt issuance costs	(2,231)	—	—	—
Repayment of line of credit	(502)	—	—	—
Loan to unitholder	(5,996)	—	—	—
Proceeds from Offering	349,600	—	—	—
Payment of Offering costs	(26,963)	—	—	—
Distributions to owners, net	—	—	—	(835)
Repayment of notes payable affiliate	(485)	—	—	20

Net cash provided by (used in) financing activities	198,507	—	(98)	(1,125)

Net increase (decrease) in cash and cash equivalents	47,567	—	(2,315)	(1,595)

Cash and cash equivalents, beginning of period	1	1	2,883	2,476

Cash and cash equivalents, end of period	$47,568	$1	$568	$881

Supplemental disclosure of cash flow information:
Interest paid	$2,545	—	$471	$1,389

Supplemental disclosure of noncash activities:
Prepaid Offering costs charged against equity	2,218	—	—	—
Units issued in the Formation Transactions	26,340	—	—	—
Warrants issued in the Formation Transactions	375	—	—	—
Debt assumed in property acquisitions net of premium/discount	402,306	—	—	—

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST INC., AND SUBSIDIARIES AND
EDUCATION REALTY TRUST PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2005
(Amounts in thousands, except share and per share data)
(Unaudited)

1. Organization and description of business

     Education Realty Trust, Inc. (the “Trust”) was organized in the state of Maryland on July 12, 2004 to succeed to the business of a group of entities collectively referred to herein as the “EDR Predecessor.” The EDR Predecessor was not a legal entity, but rather a combination of entities under common management. Under the Trust’s Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share. Paul O. Bower (the “Promoter”) contributed $1 for 100 shares of the Trust upon its formation.

     The Trust, as the sole general partner of Education Realty Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Trust will account for the Operating Partnership using the consolidation method. Paul O. Bower, directly and through the contribution of his interests in the EDR Predecessor, is a limited partner in the Operating Partnership.

     The Operating Partnership owns, directly or indirectly, interests in student housing communities located near major universities in the United States. The Trust also provides real estate facility management, development and other advisory services through subsidiaries of the Operating Partnership to third parties and to joint ventures in which the Trust is invested.

2. The offering and formation transactions

     The Trust completed the initial public offering (the “Offering”) of its common shares on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering, at a price of $16.00 per share. The Offering raised net proceeds of approximately $320.4 million, after underwriting discounts and offering expenses of approximately $29.2 million. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in the Operating Partnership. Concurrently, the Operating Partnership used approximately $37,697 of Offering proceeds and issued units approximating $18,345 in estimated value to directly or indirectly acquire the EDR Predecessor entities.

     The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price approximated $409,254 (including estimated transaction costs of $7,628). The Operating Partnership assumed total first mortgage debt of $311,500, and repaid $93,360 with the use of the net proceeds of the Offering. Additionally the Operating Partnership issued warrants approximating $375 in value and Operating Partnership units approximating $7,995 in estimated value. The acquisition of the EDR Predecessor and the JPI portfolio is referred to herein as the Formation Transactions.

3. Summary of significant accounting policies

     Basis of presentation

     The accompanying consolidated and combined financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Trust represent the assets and liabilities and operating results of the Trust and its majority owned subsidiaries. The accompanying combined financial statements of the EDR Predecessor represent the assets and liabilities and operating results of the entities comprising the EDR Predecessor. The historical combined financial statements of the EDR Predecessor are presented as the Promoter, either directly or indirectly, managed the EDR Predecessor prior to the Trust acquiring those interests in connection with the Formation Transactions. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated and combined financial statements.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation, which includes balance sheets presented in an unclassified format.

     Interim financial information

     The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s and EDR Predecessor’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, and the EDR Predecessor’s combined financial statements and related notes, together with the Trust’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

     Student housing properties

     Land, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 years. Furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from three to five years. Depreciation is computed using the straight-line method for financial reporting purposes.

     Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases, acquired above and below market leases and tenant relationships.

     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of March 31, 2005, management determined that no indicators of impairment existed.

     Investment in unconsolidated joint ventures and limited liability companies

     The Operating Partnership accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the share of equity in earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests.

     Deferred financing costs

     Deferred financing costs represent costs incurred in connection with acquiring debt facilities. These costs are amortized over the terms of the related debt using a method that approximates the effective interest method.

     Offering costs

     Specific incremental costs directly attributable to the Offering were deferred and charged against the gross proceeds of the Offering. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.

     Debt premiums/discounts

     Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest using the effective interest method.

     Income taxes

     The Trust intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust will generally not be subject to federal income tax to the extent that it distributes as least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.

     The Trust believes it has been organized and has operated in a manner that will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ending December 31, 2005, and it is management’s intention to adhere to these requirements and maintain REIT status.

     The Trust has elected to treat Allen & O’Hara Education Services, Inc. as a taxable REIT subsidiary (“TRS”), which manages the Trust’s non-REIT activities. Allen & O’Hara Education Services, Inc., as a TRS, is subject to federal, state and local income taxes.

     Earnings per share

     The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At March 31, 2005 the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	1,376

University Towers Operating Partnership units	270

Restricted Stock	184

Profits Interest Units	240

Total potentially dilutive securities	2,070

     Recent accounting pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share Based Payment, which requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for periods beginning the first fiscal year after June 15, 2005. The Trust has not completed the process of evaluating the impact that will result from adopting this statement. The Trust is therefore unable to disclose the impact that adopting SFAS No. 123R will have on its results of operations or financial position when such statement is adopted.

4. Investments in unconsolidated entities

     As of March 31, 2005 and 2004, the Trust and the EDR Predecessor, respectively, had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

•	Salisbury Student Apartment Developers Joint Venture, 33% owned by Allen & O’Hara Education Services, LLC (“AOES”)

•	Salisbury Student Apartment Developers LLC, a Maryland limited liability company, 33% owned by the Promoter

•	University of Louisville Apartment Developers LLC, a Kentucky limited liability company, 50% owned by the Promoter

•	Hines/AOES LLC, an Alabama limited liability company, 50% owned by AOES

•	National Development/Allen & O’Hara CUPA, LLC, a Pennsylvania limited liability company, 50% owned by Allen & O’Hara Development Company, LLC (“AODC”)

•	National Development/Allen & O’Hara Lock Haven, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	National Development/Allen & O’Hara Clarion, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara National Development Bloomsburg LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara / Academic Privatization LLC, a Tennessee limited liability company, 50% owned by AODC

     These entities primarily provide development consulting services to third party student housing owners in an agency capacity. The following is a summary of financial information for the unconsolidated joint ventures and limited liability companies for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Results of Operations:
Revenues	$180	$942
Net income	178	914
Equity in earnings of unconsolidated entities	$98	$422

5. Notes payable and credit facility

     At December 31, 2004, the Operating Partnership had a Business Loan Agreement (the “Agreement”) with a financial institution with an outstanding balance of $497. All outstanding amounts under the Agreement were paid off on January 31, 2005 with proceeds of the Offering.

     The Operating Partnership also had an existing agreement with a financial institution to provide letters of credit in connection with the series of Formation Transactions. This agreement was secured by personal assets and a personal guarantee of the sole stockholder of the Trust. At December 31, 2004, there were three outstanding letters of credit under this arrangement totaling $1,000 in connection with the proposed purchase of the JPI. The letters of credit were cancelled upon the closing of the JPI portfolio acquisition on January 31, 2005. As of March 31, 2005 there are no letters of credit outstanding.

     The EDR Predecessor had a demand note payable to the Promoter that allowed it to borrow up to $600. The note had an outstanding balance of $485 at December 31, 2004, and was paid in full on January 31, 2005 as part of the Formation Transactions.

     Our Operating Partnership obtained a revolving credit facility on January 31, 2005 from JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC as co-lead managers. Those entities are affiliates of J.P. Morgan Securities Inc. and UBS Securities LLC, which were underwriters of the Offering. The revolving credit facility originally had availability in the amount of $75 million and was subsequently increased to $100 million on April 4, 2005. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the credit facility. The revolving credit facility is initially secured by cross-collateralized mortgages on the Trust’s student housing properties. The facility has a term of three years and matures on January 31, 2008, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

     Availability under our revolving credit facility is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the credit agreement) of the properties securing the facility and (ii) the lesser of the loan amount that would produce a debt service coverage ratio of 1.30 under two different sets of conditions specified in the credit agreement. Mandatory prepayments will be required to the extent that outstanding borrowings under the credit facility exceed the borrowing base amount.

     Our revolving credit facility contains customary affirmative and negative covenants and does contain financial covenants that, among other things, require us and our subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The first test date for these EBITDA covenants will be the earlier of the quarter ending March 31, 2006 and the date upon which outstanding borrowings under the revolving credit facility exceed $25 million. As of March 31, 2005, we did not have outstanding borrowings under the revolving credit facility. Additionally, after December 31, 2005, we will be prohibited from making distributions that exceed 95% of our funds from operations over the previous four consecutive fiscal quarters, except to the extent necessary to maintain our status as a REIT. The financial covenants will also include consolidated net worth and leverage ratio tests.

     The interest rates per annum applicable to loans under the revolving credit facility are, at our option, equal to either a base rate or one-, two-, or three-month LIBOR plus an applicable margin based upon our leverage. We expect the alternate base rate to be the greater of (i) the JP Morgan Chase Bank prime rate or (ii) 50 basis points over the federal funds rate most recently determined by JP Morgan Chase Bank.

6. Mortgage debt

     In conjunction with the Formation Transactions, the Operating Partnership assumed total fixed rate mortgage debt of $392,998 with an average interest rate of approximately 5.5%. Concurrent with the closing of the Formation Transactions, the Operating Partnership paid off $115,221 of the assumed debt. In connection with management’s decision to prepay certain debt obligations, the Trust recognized a charge of $1,084 in the accompanying consolidated statement of operations for the period January 31 to March 31, 2005.

     In March 2005, the Operating Partnership assumed an additional $11,200 of mortgage debt with a fixed interest rate of 4.92% in connection with the acquisition of a student housing property located at the University of South Carolina.

     At March 31, 2005 the Trust has outstanding mortgage indebtedness of $288,908 (net of unamortized debt premium of $96.). The scheduled maturities of all outstanding mortgage indebtedness at March 31, 2005 is as follows:

Fiscal Year Ending
2005 (nine months ended December 31,)	$685
2006	2,473
2007	60,745
2008	27,058
2009	183,181
Thereafter	14,670

Total	288,812
Unamortized debt premium	96

Outstanding at March 31, 2005, net of unamortized premium	$288,908

     At March 31, 2005, the outstanding debt had a weighted average interest rate of 5.5% and carried an average term to maturity of 4.0 years.

7. Segments

     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, student housing development-consulting services and student housing management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005(1)					Three Months Ended March 31, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
(in thousands)	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$14,448	$—	$—	$—	$14,448	$5,721	$—	$—	$—	$5,721
Third-party development consulting services	—	9	—	—	9	—	368	—	—	368
Third-party management revenue	—	—	392	—	392	—	—	336	—	336
Intersegment revenues	—	—	—	—	—	—	—	260	(260)	—
Operating expense reimbursements	—	—	—	1,357	1,357	—	—	—	1,267	1,267

Total revenues	14,448	9	392	1,357	16,206	5,721	368	596	1,007	7,692
Operating expenses:
Student housing leasing operations	6,609	—	—	—	6,609	2,504	—	—	—	2,504
General and administrative	—	247	176	—	423	—	262	486	—	748
Intersegment expenses	—	—	—	—	—	260	—	—	(260)	—
Reimbursable operating expenses	—	—	—	1,357	1,357	—	—	—	1,267	1,267

Total operating expenses	6,609	247	176	1,357	8,389	2,764	262	486	1,007	4,519

Net operating income (loss)	7,839	(238)	216	—	7,817	2,957	106	110	—	3,173

Non-operating expenses(2)	10,149	—	—	—	10,149	2,218	—	—	—	2,218

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(2,310)	(238)	216	—	(2,332)	739	106	110	—	955

Equity in earnings of unconsolidated entities	—	98	—	—	98	—	422	—	—	422

Income (loss) before taxes and minority interest(4)	$(2,310)	$(140)	$216	$—	$(2,234)	$739	$528	$110	$—	$1,377

Total segment assets(3)	$571,284	$1,224	$3,802	$—	$576,310	$88,489	$1,237	$422	$—	$90,148

(1)	The segment information presented for the three months ended March 31, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Non-operating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	Significant changes in segment assets from that presented at March 31, 2004 for the EDR Predecessor include acquisitions of real estate assets in connection with the Formation Transactions and real estate acquisitions subsequent to the Offering as described in Note 2 and Note 9.

(4)	The following is a reconciliation of the reportable segments’ net income (loss) before taxes and minority interest to the Trust’s consolidated net income (loss) before taxes and minority interest:

Net income (loss) before taxes and minority interest for reportable segments	$(2,234)

Unallocated corporate amounts:

Noncash compensation charge for PIU’s and restricted stock	(4,155)

Other corporate expenses	(406)

Net income (loss) before taxes and minority interest	$(6,795)

8. Commitments and contingencies

     In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. The Operating Partnership advanced $5,996 to the seller on January 31, 2005 and the balance remains outstanding as of March 31, 2005.

     In March 2005, the Trust entered a binding agreement to purchase a student housing community in Gainesville, Florida for $44.9 million, including assumption of existing debt of $38.6 million. The debt carries an interest rate of 6.97%.

     The Trust also has various operating lease commitments for corporate office space, furniture and office and technology equipment.

     In the normal course of business, the Trust is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

9. Acquisition of real estate investments

     As discussed in Note 2, in connection with the Offering and Formation Transactions, the Operating Partnership acquired the entities comprising the EDR Predecessor as well as the 14 properties that comprise the JPI portfolio. Previous to the acquisition of the EDR Predecessor, the Promoter, directly and indirectly, held ownership interests in the predecessor entities. To the extent the Promoter exchanged his ownership interests, the acquisition was accounted for at historical cost. To the extent other ownership interests were exchanged, the acquisition has been recorded at the estimated fair value of the consideration exchanged. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed in connection with the Formation Transactions as of the date of acquisition:

	EDR Predecessor	JPI Portfolio
Current assets	$5,645	$3,139

Student housing properties	117,711	402,325

Goodwill and other intangibles	4,127	3,564

Carryover basis at historical cost	17,382

Other	213	719

	EDR Predecessor	JPI Portfolio
Total assets acquired	145,078	409.747

Current liabilities	(5,917)	(3,768)

Mortgage debt assumed	(83,099)	(310,448)

Acquisition costs	(1,561)	(7,415)

Purchase price	$54,501	$88,116

     Subsequent to the Offering, the Operating Partnership has acquired student housing properties at the University of Mississippi (February 2005) and at the University of South Carolina (March 2005). The aggregate purchase price approximated $37.9 million, including the assumption of $11.2 million of mortgage debt. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the respective dates of the acquisitions:

Preliminary allocation -
student housing acquisitions
Current assets	$141

Student housing properties	37,054

Goodwill and other intangibles	346

Other	56

Total assets acquired	37,597

Current liabilities	(370)

Mortgage debt assumed	(10,750)

Acquisition costs	(162)

Purchase price	$26,315

     The purchase price allocations above are considered preliminary and changes are expected as additional information becomes available. The results of operations for each acquisition have been included in our statements of operations from the respective acquisition dates. In connection with the acquisitions discussed above, $2,972 and $4,695 was allocated to goodwill and other identifiable intangibles (in-place leases and management contracts), respectively. In accordance with SFAS No. 142, goodwill is not subject to amortization and, therefore, the carrying value remains $2,972 at March 31, 2005. In-place lease intangibles and management contracts are amortized over the estimated life of the remaining lease/contract term. Amortization expense totaled $1,586 for the period January 31, 2005 through March 31, 2005. Amortization expense for the remainder of fiscal year 2005 is estimated to be $2,963. Amortization expense for each of the five years following fiscal 2005 is estimated to be $34 annually.

     The following pro forma financial information for the three months ending March 31, 2005 and 2004 gives effect to the acquisitions as if the transactions had occurred at the beginning of the respective period:

	Three Months Ended March 31,
	2005	2004
Pro forma revenue	$22,652	$21,547

Pro forma net loss	(6,317)	(166)

Earnings (loss) per share	$(0.29)

     All pro forma financial information presented in this footnote is unaudited and is not necessarily indicative of the results that actually would have occurred if the properties were purchased at the beginning of the respective reporting period.

10. Incentive plan

     The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, other stock-based incentive awards, and profits interest units to employees, directors and other key persons providing services to the Company. The Trust has reserved 800,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

     Since the completion of the Offering, the Trust has issued 180,000 shares of restricted stock under the Plan, to certain executive officers, which will vest ratably over five years. The Trust also issued 4,000 shares of restricted stock to its directors, which will vest ratably over six months. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2005, unearned compensation totals $2.8 million and is recorded as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The Trust recognizes the value of these awards as an expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the period since the completion of the Offering, compensation expense of $.1 million was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.

     Additionally, simultaneous with the completion of the Offering, the Trust granted 220,000 profits interest units that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4.0 million in the accompanying consolidated statement of operations. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Therefore, a recipient who wishes to hold incentive equity awards for the long term may be able to do so more efficiently with PIUs and ultimately enjoy a greater after-tax return when disposing of them. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

11. Subsequent events

     On April 12, 2005 the Trust declared its first quarterly dividend of $0.19 per share of common stock for the partial quarter beginning on January 31, 2005 (the date that the Trust closed the Offering) and ending on March 31, 2005. The dividend is payable on May 16, 2005 to stockholders of record at the close of business on April 18, 2005.

     In April 2005 the Operating Partnership completed the acquisition of a 864-bed University Courtyard property at Middle Tennessee State University in Murfreesboro, Tennessee for approximately $20.9 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Business — Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

     We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc. and its affiliates (the “Predecessor”), which commenced in 1964. We commenced operations upon the completion of our initial public offering and formation transactions, which occurred on January 31, 2005 (the “Closing Date”). Substantially all of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP, (our “Operating Partnership”), Allen & O’Hara Education Services, Inc., (our “Management Company”) and Allen & O’Hara Development Company, LLC, (our “Development Company”), each of which are direct or indirect subsidiaries of us.

     The historical operations prior to the Closing Date that are described in this report refer to the operations of the Predecessor. We have described our operations in this report as if the historical operations of the Predecessor were conducted by us. As a result, our results of operations for the three months ended March 31, 2005 are not comparable to our results of operations for the three months ended March 31, 2004. Where appropriate, the following discussion includes an analysis of the completion of our initial public offering and certain matters that have occurred following the completion of our initial public offering.

Overview

     We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the ownership, acquisition and management of high quality student housing communities. We also provide student housing development consulting services to universities, charitable foundations and others. We believe that we are one of the largest private owners, developers and managers of high-quality student housing communities in the United States in terms of both total beds owned and under management.

     We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through our Management Company and Development Company, respectively. While we manage the properties we own, we will not recognize any fee income from their management on a consolidated basis. We will elect to be taxed as a REIT for federal income tax purposes commencing with our tax year ending December 31, 2005.

Our Business Segments

     We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third party development consulting services and third-party management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the combined financial statements appearing elsewhere in this Quarterly Report. Inter-company fees are reflected at the contractually stipulated amounts.

     Student Housing Leasing

     Student housing leasing revenue represented approximately 97.3% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2005. We include in student housing leasing revenue our revenue from food service operations at University Towers, as well as revenue from a contract pursuant to which we provide food services at the Robert Louis Stevenson School in Pebble Beach, California.

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

     Substantially all of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2003 and 2004, approximately 72.6% and 64.7%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore relatively stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates upon expiration of traditional apartment leases.

     During the first two weeks of August, prior to the commencement of each new lease period, we prepare the units for the new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, as we have no leases in place. In addition, during this turnover period we incur significant expenses, which we immediately recognize, making our units ready for occupancy on or about August 15. Consequently, our August lease turnover results in seasonality in our operating results during the third quarter of each year.

     Third-Party Management Services

     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.6% of our revenue for the three months ended March 31, 2005. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.

     Third-Party Development Consulting Services

     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented less than 1% of our revenue for the three months ended March 31, 2005. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. These expenses are included in reimbursable operating expenses, and we typically obtain a guarantee from the owner for repayment. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.

     We periodically enter into joint venture arrangements whereby we provide development-consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected as equity in earnings of unconsolidated entities after net operating income in our statement of operations. Our revenue and operating expenses could fluctuate from period to period based on the extent we utilize joint venture arrangements to provide third-party development consulting services.

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

Trends and Outlook

     Rents and Occupancy

     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in an overall increase in revenues from the property. As a result, a decrease in occupancy rates may not be material to our operations and may be offset by an increase in rental rates. For the three months ended March 31, 2005 and 2004, we experienced a general trend of increasing revenue per available bed for our garden style apartment communities. University Towers, a traditional dormitory style property, experienced a lower revenue per available bed for the comparable period as a result of decreased occupancy due to increased competition from new on and off campus freshman housing at North Carolina State University. We anticipate this competitive pressure to stabilize after the 2005-2006 school year.

     Integration Costs Related to the Acquisition of Additional Properties

     Our acquisition of 14 properties previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”) on the Closing Date and our acquisition of an additional three properties since the Closing Date, two of which were acquired during the period ending March 31, 2005 and one of which was acquired in April 2005, have resulted in a substantial increase in the number of student housing communities that our Management Company and management team has historically owned and/or managed. The acquisitions of these and other acquired properties will require us to enhance our management information systems and add additional regional management and corresponding support personnel in our corporate office.

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

          We periodically enter into joint venture arrangements whereby we provide development-consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected as equity in earnings of unconsolidated entities after net operating income in our statement of operations. Our revenue and operating expenses could fluctuate from period to period based on the extent we utilize joint venture arrangements to provide third-party development consulting services.

          Student Housing Property Acquisitions

          Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 years, and furniture, fixtures and equipment are depreciated over estimated lives ranging from three to five years using the straight-line method. Property acquisitions initiated subsequent to June 30, 2001 are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. We have used independent appraisals obtained at the time of the original acquisition of each property by the owners of the properties we are acquiring in our formation transactions, estimates of cash flows and valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, equipment and other identifiable intangibles such as amounts related to in-place leases, acquired above and below-market leases and tenant relationships.

     Repairs and Maintenance

     The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use.

     Long Lived Assets — Impairment

     Management reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable.

Results of Operations

     The following table presents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the three months ended March 31, 2005 and the results of operations for the EDR Predecessor for the three months ended March 31, 2004:

	Three Months Ended March 31, 2005					Three Months Ended March 31, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
(in thousands)	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$14,448	$—	$—	—	$14,448	$5,721	$—	$—	—	$5,721
Third-party development consulting services	—	9	—	—	9	—	368	—	—	368
Third-party management revenue	—	—	392	—	392	—	—	336	—	336
Intersegment revenues	—	—	—	—	—	—	—	260	(260)	—
Operating expense reimbursements	—	—	—	1,357	1,357	—	—	—	1,267	1,267

Total revenues	14,448	9	392	1,357	16,206	5,721	368	596	1,007	7,692
Operating expenses:
Student housing leasing operations	6,609	—	—	—	6,609	2,504	—	—	—	2,504
General and administrative	—	247	176	—	423	—	262	486	—	748
Intersegment expenses	—	—	—	—	—	260	—	—	(260)	—
Reimbursable operating expenses	—	—	—	1,357	1,357	—	—	—	1,267	1,267

Total operating expenses	6,609	247	176	1,357	8,389	2,764	262	486	1,007	4,519

Net operating income (loss)	7,839	(238)	216	—	7,817	2,957	106	110	—	3,173

Non-operating expenses:
Depreciation and amortization	5,962	—	—	—	5,962	773	—	—	—	773
Amortization of deferred financing fees	47	—	—	—	47	41	—	—	—	41
Exit fees on early payment of debt	1,084	—	—	—	1,084	—	—	—	—	—
Interest income	—	—	—	—	—	—	—	—	—	—
Interest expense	3,056	—	—	—	3,056	1,404	—	—	—	1,404

Total non-operating expenses	10,149	—	—	—	10,149	2,218	—	—	—	2,218

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(2,310)	(238)	216	—	(2,332)	739	106	110	—	955
Equity in earnings of unconsolidated entities	—	98	—	—	98	—	422	—	—	422

Income (loss) before taxes and minority interest	(2,310)	(140)	216	—	2,234	739	528	110	—	1,377

          Student housing leasing

          We owned 23 properties containing 16,945 beds during the three months ended March 31, 2005, including 636 beds at Campus Creek Apartments, near the University of Mississippi, and 480 beds at Sterling University Riverside, near the University of South Carolina, each of which we acquired during the period ending March 31, 2005. We owned seven properties containing 3,896 beds during the three months ended March 31, 2004. Revenue from student housing leasing increased by $8.7 million, or 152.5%, to $14.4 million for the three months ended March 31, 2005 from $5.7 million for the three months ended March 31, 2004. This increase was due largely to the acquisition of the 14 JPI properties upon consummation of our IPO and the incremental impact relating to the two new property acquisitions as described above. These items were partially offset by a decrease in revenue due to the lower current quarter occupancy at our University Towers property as the result of increased competition from new on and off campus housing at North Carolina State University. Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) for the three-month periods ended March 31, 2005 and March 31, 2004 were as follows:

	Occupancy as of	RevPAB as of	Occupancy as of	RevPAB as of
	March 31, 2005	March 31, 2005	March 31, 2004	March 31, 2004
EDR Predecessor	93.6%	$327	93.9%	$309

University Towers	83.0%	$649	96.4%	$759

Total EDR Predecessor	91.0%	$405	94.5%	$419

JPI Portfolio (1)	93.2%	$347	—	—

New Acquisitions (1)	91.9%	$369	—	—

Total EDR Owned	92.6%		94.5%	$419

(1)	Properties were not owned as of March 31, 2004.

          Operating expenses of our student housing communities increased by $4.1 million, or 163.9%, to $6.6 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004. This increase was also due to the addition of the 14 JPI properties acquired upon our IPO closing and the incremental impact relating to the two new properties as described in the preceding paragraph.

          Third-party development consulting services

          Third-party development services revenues decreased by $359,000, or 97.6%, to $9,000 for the three months ended March 31, 2005 from $368,000 for the three months ended March 31, 2004. This decrease was primarily due to the recognition of a one-time consulting fee associated with the University of California – Berkeley student housing project in January 2004.

          The majority of third-party development consulting services for the three months ended March 31, 2005 and 2004 were conducted through joint venture arrangements, and related fees were recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $0.3 million, or 76.8%, to $0.1 million for the three months ended March 31, 2005 from $0.4 million for the three months ended March 31, 2004. This decrease was primarily due to fewer development projects under construction during the first quarter of 2005 (two projects with beds totaling 1,160) versus the same period in 2004 (four student housing projects with beds totaling 2,076).

          Third-party management services

          Third-party management services revenues increased by $0.1 million, or 16.7%, to $0.4 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004. This increase was primarily the result of the opening of four new managed properties consisting of 2,096 beds in Fall 2004

          General and administrative

          General and administrative costs increased by $4.2 million, or 473.3%, to $5.1 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004, primarily due to non-recurring incentive compensation expenses of $4.0 million relating to the grant of 240,000 vested profits interest units, the additional cost of operating as a public company and the result of additional corporate staff needed to accommodate the growth in our management services business.

Liquidity and Capital Resources

          Revolving Credit Facility

          On the Closing Date, our Operating Partnership obtained a revolving credit facility from JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC as co-lead managers. The revolving credit facility was originally in the amount of $75 million and was increased to $100 million on April 4, 2005. We will serve as the guarantor for any funds borrowed by our Operating Partnership under the credit facility. We expect that the revolving credit facility will be available to, among other things, fund future property acquisitions, distributions to our stockholders or working capital needs.

          The revolving credit facility is initially secured by cross-collateralized mortgages on our student housing properties. The revolving credit facility has a term of three years and matures on January 31, 2008, provided that our Operating Partnership may extend the maturity date for one year subject to certain conditions. All borrowings under the revolving credit facility will be subject to the satisfaction of customary conditions, including the absence of a default and accuracy of representations and warranties.

          Availability under our revolving credit facility is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the credit agreement) of the properties securing the facility and (ii) the lesser of the loan amount that would produce a debt service coverage ratio of 1.30 under two different sets of conditions specified in the credit agreement. Mandatory prepayments will be required to the extent that outstanding borrowings under the credit facility exceed the borrowing base amount.

          Our revolving credit facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us and our subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The first test date for these EBITDA covenants will be the earlier of the quarter ending March 31, 2006 and the date upon which outstanding borrowings under the revolving credit facility exceed $25 million. As of March 31, 2005, we did not have outstanding borrowings under the revolving credit facility. Additionally, after December 31, 2005, we will be prohibited from making distributions that exceed 95% of our funds from operations over the previous four consecutive fiscal quarters, except to the extent necessary to maintain our status as a REIT. The financial covenants also include consolidated net worth and leverage ratio tests.

          The interest rates per annum applicable to loans under the revolving credit facility are, at our option, equal to either a base rate or one-, two-, or three-month LIBOR plus an applicable margin based upon our leverage. We expect the alternate base rate to be the greater of (i) the JP Morgan Chase Bank prime rate or (ii) 50 basis points over the federal funds rate most recently determined by JP Morgan Chase Bank.

          Liquidity outlook and capital requirements

          We believe that our initial public offering, $100 million revolving credit facility and the related formation transactions have improved our capital structure by increasing our equity capitalization and reducing our leverage. Approximately $115.2 million of the proceeds from our initial public offering was used to repay debt. In addition to the $100 million availability under our credit facility, we had approximately $47.6 million of cash available at March 31, 2005, for use in acquisition of additional student housing communities, repayment of additional indebtedness, payment of distributions to our stockholders, and other general working capital needs. As of May 15, 2005, we had not borrowed any funds under our credit facility.

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

          We anticipate that our existing working capital and cash from operations will be adequate to meet our liquidity requirements for at least the next three months.

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

Distributions

          We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

          On April 12, 2005, our board of directors declared a distribution of $0.19 per share of common stock for the partial quarter beginning on January 31, 2005 (the date that we closed on our initial public offering) and ending on March 31, 2005. The dividend is payable on May 16, 2005 to stockholders of record at the close of business on April 18, 2005. Because the first quarter was approximately one-third completed when our initial public offering closed, the dividend is based on a pro-rata computation of our target quarterly dividend of $0.2975 per share, or $1.19 per share annually.

Long-Term Indebtedness

          As of March 31, 2005 we had approximately $288.9 million of mortgage debt outstanding. The following table summarizes (in thousands) our repayment obligations:

Year
2005 (nine months ended December 31)	$685
2006	2,473
2007	60,745
2008	27,058
2009	183,181
Thereafter	14,670

Total	$288,812

          As of March 31, 2005 the debt had a weighted average annual interest rate of 5.5% and a weighted average term to maturity of 4.0 years.

          As of March 31, 2005, seven of our properties were unencumbered by mortgage debt but have been pledged as collateral against any borrowing under our $100 million credit facility.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Funds From Operations

          As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations (“FFO”) represents net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

          The following table presents a reconciliation of our FFO to our net income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(in thousands)	2005	2004
Net income	$(6,298)	$1,229
Plus student housing property depreciation and amortization of lease intangibles	5,962	773

Funds from operations	$(336)	$2,002

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

Recent Developments

     In April 2005, we acquired a student housing community in Murfreesboro, Tennessee for $20.9 million in an all cash transaction. The property is located approximately one-half mile from Middle Tennessee State University and is composed of 11 three-story buildings containing 240 fully furnished units with 864 beds. The property offers amenities including a swimming pool, hot tub, game room, basketball and tennis courts and fitness center on an approximately 24-acre site. The property is approximately 90% leased for the current academic year.

     In March 2005, we entered a binding agreement to purchase a student housing community in Gainesville, Florida for $44.9 million, including assumption of existing debt of $38.6 million. The debt carries an interest rate of 6.97%. The property is located approximately two miles from the University of Florida and has 360 fully furnished units with 1,116 beds. The property offers amenities including a fitness center, a pool plaza with water volleyball and poolside billiards and a computer center on an approximately 34-acre site. The property is approximately 90% leased for the current academic year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. All of the outstanding principal amounts of our notes payable on the properties we own after the Offering and Formation Transactions have fixed interest rates with a weighted average rate of 5.5%. As a result, we do not currently have exposure to interest rate fluctuations. We anticipate incurring additional variable rate indebtedness in the future, including draws under our revolving credit facility and/or variable interest rate swaps on existing fixed-rate indebtedness. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 4. Controls and Procedures.

     Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          There has been no change in our internal control over financial reporting that has occurred that materially affects or is reasonably likely to materially affect our internal controls over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings.

          In the normal course of business, we are subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. On the Closing Date, we sold 21,850,000 shares of our common stock at an initial public offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our Offering. The shares sold in our initial public offering were registered pursuant to a Registration Statement on Form S-11, as amended, originally filed on September 24, 2004 (File No. 333-119264) and a Registration Statement on Form S-11 filed on January 26, 2005 (File No. 333-122298). J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for our initial public offering. Simultaneous with our initial public offering, we completed our formation transactions, which included the contribution of the student housing business of our Predecessor and its subsidiaries, purchase of the related minority interests in our Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI. The net proceeds of the initial public offering after expenses were approximately $320.4 million. We have used the proceeds from our initial public offering as follows:

•	approximately $121.2 million to pay the cash portion of our formation transactions;

•	approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million;

•	approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI;

•	approximately $1.4 million to pay loan origination fees relating to our $100 million revolving credit facility that was obtained on January 31, 2005 and amended on April 4, 2005;

•	approximately $47.0 million to purchase properties located near the University of Mississippi in February 2005, the University of South Carolina in March 2005 and a property located near Middle Tennessee State University in April 2005; and

•	approximately $26.4 million that remains available for general corporate uses, which may include the acquisition of additional student housing communities, repayment of additional indebtedness and payment of distributions to our stockholders.

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

          In addition, also on the Closing Date, we issued 170,000 restricted shares of our common stock with an aggregate value of $2,890,000, and 220,000 profits interest units representing an aggregate 1.1% interest in our Operating Partnership to our executive officers, pursuant to the terms of their respective employment agreements and to other employees at the discretion of our board. The issuance of such shares was made in reliance upon an exemption from registration under Rule 701 and Section 4(2) of the Securities Act. In addition, each of our independent directors received on the Closing Date an initial grant of restricted stock representing 1,000 shares of our common stock, which will vest 180 days following the Closing Date. Subsequent to the Closing Date, we issued an additional 10,000 shares of restricted stock and 20,000 shares of profits interest units to a newly-hired officer. The issuance of these restricted stock units was made in reliance upon an exemption from registration under Rule 701 and Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act, as amended.

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: May 16, 2005	/s/ Paul O. Bower

Paul O. Bower
President, Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 16, 2005	/s/ Randall H. Brown

Randall H. Brown
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

Date: May 16, 2005	/s/ J. Drew Koester

J. Drew Koester
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act, as amended.