Form 10-Q
period 2005-06-30
Education Realty Trust, Inc.
filed 2005-08-15
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1869228 (I.R.S. Employer Identification No.)
530 Oak Court Drive, Suite 300, Memphis Tennessee 38117
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (901) 259-2500
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of August 12, 2005, the latest practicable date, the Registrant had outstanding 22,034,000 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. as of as of June 30, 2005 (unaudited) and December 31, 2004 and Combined Balance Sheet of Education Realty Trust Predecessor as of December 31, 2004	1

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. for the period January 1, 2005 to January 30, 2005 and for the period January 31, 2005 through June 30, 2005 and for the Education Realty Trust Predecessor for the period January 1, 2005 through January 30, 2005 and for the six months ended June 30, 2004 (all unaudited)	2

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. for the three months ended June 30, 2005 and for the Education Realty Trust Predecessor for the three months ended June 30, 2004 (all unaudited)	3

Condensed Consolidated and Combined Statements of Cash Flows of Education Realty Trust, Inc. for the period January 1, 2005 through January 30, 2005 and for the period January 31, 2005 through June 30, 2005 and for the Education Realty Trust Predecessor for the period January 1, 2005 through January 30, 2005 and for the six months ended June 30, 2004 (all unaudited)	4

Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.Legal Proceedings	27

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.Defaults Upon Senior Securities	27

Item 4.Submission of Matters to a Vote of Security Holders	27

Item 5.Other Information	27

Item 6.Exhibits	27

Signatures	28
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	Consolidated	Consolidated	Combined
	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor
	(unaudited)
Assets
Student housing properties, net	$615,930	$—	$83,785
Corporate office furniture, net	970	—	—
Cash and cash equivalents	22,039	1	2,883
Restricted cash and short-term investments	6,791	—	1,102
Student contracts receivable, net	671	—	87
Management fee receivable from third party, net	161	—	161
Goodwill and other intangibles	4,616	—	—
Other assets	8,720	3,790	856

Total assets	$659,898	$3,791	$88,874

Liabilities and stockholders’ and predecessor owners’ equity

Liabilities
Mortgage loans, net of premium/discount	$329,314	$—	$81,111
Revolving line of credit	—	497	—
Note payable to affiliate	—	—	485
Accounts payable and accrued expenses	10,059	—	1,642
Accounts payable affiliate	621	3,515	799
Deferred revenue	7,683	—	3,048

Total liabilities	347,677	4,012	87,085

Minority interest	29,298	—	—

Commitments and contingencies	—	—	—

Stockholders’ and predecessor owners’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 21,868,217 shares issued and outstanding as of June 30, 2005	219	—	—
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—	—
Unearned deferred compensation	(2,660)	—	—
Additional paid in capital	301,583	1	—
Loan to unitholder	(5,996)	—	—
Warrants	375	—	—
Accumulated deficit	(10,598)	(222)	—
Predecessor owners’ equity	—	—	1,789

Total stockholders’ and predecessor owners’ equity	282,923	(221)	1,789

Total liabilities and stockholders’ and predecessor owners’ equity	$659,898	$3,791	$88,874

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Education Realty	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor	Trust Predecessor
	Consolidated	Consolidated	Combined	Combined
	January 31 to	January 1 to	January 1 to	Six months ended
	June 30, 2005	January 30, 2005	January 30, 2005	June 30, 2004
Revenues:
Student housing leasing revenue	$32,625	$—	$1,772	$10,675
Third-party development services	182	—	—	370
Third-party management services	644	—	103	615
Operating expense reimbursements	2,064	—	671	2,446

Total revenues	35,515	—	2,546	14,106

Operating expenses:
Student housing leasing operations	15,654	—	779	4,887
General and administrative	6,441	10	367	1,810
Depreciation and amortization	15,151	—	260	1,546
Reimbursable operating expenses	2,064	—	671	2,446

Total operating expenses	39,310	10	2,077	10,689

Operating income (loss)	(3,795)	(10)	469	3,417

Nonoperating expenses:
Interest	6,805	—	479	2,804
Exit fees on early repayment of mortgages	1,084	—	—	—
Amortization of deferred financing costs	330	—	—	81
Interest income	(484)	—	—	—

Total nonoperating expenses	7,735	—	479	2,885

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(11,530)	(10)	(10)	532

Equity in earnings of unconsolidated entities	228	—	27	796

Income (loss) before income taxes and minority interest	(11,302)	(10)	17	1,328
Income tax benefit	(170)	—	—	—

Net income (loss) before minority interest	(11,132)	(10)	17	1,328

Minority interest	(767)	—	—	—

Net income (loss)	$(10,365)	$(10)	$17	$1,328

Earnings per share information:
Loss per share — basic and diluted	$(0.47)

Weighted average common shares outstanding—basic and diluted	21,859,108

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Education Realty	Education Realty
	Trust, Inc.	Trust Predecessor
	Consolidated	Combined
	Three months ended	Three months ended
	June 30, 2005	June 30, 2004
Revenues:
Student housing leasing revenue	$19,949	$4,955
Third-party development services	173	2
Third-party management services	355	279
Operating expense reimbursements	1,378	1,179

Total revenues	21,855	6,415

Operating expenses:
Student housing leasing operations	9,823	2,383
General and administrative	1,682	914
Depreciation and amortization	9,392	773
Reimbursable operating expenses	1,378	1,179

Total operating expenses	22,275	5,249

Operating income (loss)	(420)	1,166

Nonoperating expenses:
Interest	4,228	1,400
Amortization of deferred financing costs	214	41
Interest income	(205)	—

Total nonoperating expenses	4,237	1,441

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(4,657)	(275)

Equity in earnings of unconsolidated entities	157	374

Income (loss) before income taxes and minority interest	(4,500)	99
Income tax benefit	(104)	—

Net income (loss) before minority interest	(4,396)	99

Minority interest	(336)	—

Net income (loss)	$(4,060)	$99

Earnings per share information:
Loss per share — basic and diluted	$(0.19)

Weighted average common shares outstanding—basic and diluted	21,862,719

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Education Realty	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor	Trust Predecessor
	Consolidated	Consolidated	Combined	Combined
	January 31 to	January 1 to	January 1 to	Six months ended
	June 30, 2005	January 30, 2005	January 30, 2005	June 30, 2004
Operating activities:
Net income (loss)	$(10,365)	$(10)	$17	$1,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	15,151	—	246	1,546
Amortization of deferred financing costs	330	—	14	81
Amortization of unamortized debt premiums/discounts	(63)	—	—	—
Distributions from unconsolidated entities	564	—	—	311
Noncash compensation expense related to PIU’s and restricted stock	4,374	—	—	—
Equity in earnings of unconsolidated entities	(228)	—	(27)	(796)
Minority interest	(767)	—	—	—
Change in operating assets and liabilities (net of acquisitions)	(1,323)	10	(2,442)	(1,551)

Net cash provided by (used in) operating activities	7,673	—	(2,192)	919

Investing activities:
Property acquisitions, net of cash acquired	(174,951)	—	(25)	—
Earnest money required for letters of intent	(202)	—	—	—
Purchase of corporate furniture and fixtures	(904)	—	—	—
Restricted cash	(1,769)	—	—	—
Investment in student housing properties	(767)	—	—	(190)

Net cash used in investing activities	(178,593)	—	(25)	(190)

Financing activities
Payment of mortgage notes	(115,102)	—	(98)	(570)
Deferred financing costs	(3,050)	—	—	—
Repayment of line of credit	(502)	—	—	—
Loan to unitholder	(5,996)	—	—	—
Proceeds from offering	349,600	—	—	—
Payment of Offering costs	(26,963)	—	—	—
Dividends and distributions paid	(4,544)	—	—	—
Distributions to owners, net	—	—	—	(930)
Repayment of notes payable affiliate	(485)	—	—	42
Equity Contributions	—	—	—	41

Net cash provided by (used in) financing activities	192,958	—	(98)	(1,417)

Net increase (decrease) in cash and cash equivalents	22,038	—	(2,315)	(688)

Cash and cash equivalents, beginning of period	1	1	2,883	2,476

Cash and cash equivalents, end of period	$22,039	$1	$568	$1,788

Supplemental disclosure of cash flow information:
Interest paid	$7,001	—	$471	$2,916

Supplemental disclosure of noncash activities:
Prepaid Offering costs charged against equity	$2,218
Units issued in the Formation Transactions	26,340
Warrants issued in the Formation Transactions	375
Debt assumed in property acquisitions net of premium/discount	444,955
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
2. The offering and formation transactions
          The Trust completed the initial public offering (the “Offering”) of its common stock on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering, at a price of $16.00 per share. The Offering raised net proceeds of approximately $320.4 million, after underwriting discounts and offering expenses of approximately $29.2 million. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in the Operating Partnership. Concurrently, the Operating Partnership used approximately $37.7 million of offering proceeds and issued units approximating $18.3 million in estimated value to directly or indirectly acquire the EDR Predecessor entities.
          The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price approximated $410,710 (including estimated transaction costs of $7,530). The Operating Partnership assumed total first mortgage debt of $311,500, and repaid $93,360 with the use of the net proceeds of the Offering. Additionally the Operating Partnership issued warrants approximating $375 in value and Operating Partnership units approximating $7,995 in estimated value. The acquisition of the EDR Predecessor and the JPI portfolio is referred to herein as the Formation Transactions.
3. Summary of significant accounting policies
     Basis of presentation
          The accompanying condensed consolidated and combined financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Trust represent the assets and liabilities and operating results of the Trust and its majority owned subsidiaries. The accompanying combined financial statements of the EDR Predecessor represent the assets and liabilities and operating results of the entities comprising the EDR

Predecessor. The historical combined financial statements of the EDR Predecessor are presented as the Promoter, either directly or indirectly, managed the EDR Predecessor prior to the Trust acquiring those interests in connection with the Formation Transactions. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated and combined financial statements.
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
     Use of estimates
            The preparation of financial statements in accordance with GAAP requires making to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
          Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of June 30, 2005, management determined that no indicators of impairment existed.
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
          The Trust has elected to treat its management company, Allen & O’Hara Education Services, Inc. (“AOES”), as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities.
     Earnings per share
          The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At June 30, 2005 the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	1,376
University Towers Operating Partnership units	270
Restricted Stock	184
Profits Interest Units	243

Total potentially dilutive securities	2,073

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

          In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets”,was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The Trust does not believe that the adoption of SFAS No. 153 will have a significant impact on it’s financial position or results of operation when such statement is adopted.
4. Investments in unconsolidated entities
          As of June 30, 2005 and 2004, the Trust and the EDR Predecessor, respectively, had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
•	Salisbury Student Apartment Developers Joint Venture, 33% owned by AOES

•	Salisbury Student Apartment Developers LLC, a Maryland limited liability company, 33% owned by AOES

•	University of Louisville Apartment Developers LLC, a Kentucky limited liability company, 50% owned by AOES

•	Hines/AOES LLC, an Alabama limited liability company, 50% owned by AOES

•	National Development/Allen & O’Hara CUPA, LLC, a Pennsylvania limited liability company, 50% owned by Allen & O’Hara Development Company, LLC (“AODC”)

•	National Development/Allen & O’Hara Lock Haven, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	National Development/Allen & O’Hara Clarion, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara National Development Bloomsburg LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara / Academic Privatization LLC, a Tennessee limited liability company, 50% owned by AODC
          These entities primarily provide development consulting services to third party student housing owners in an agency capacity. The following is a summary of financial information for the unconsolidated joint ventures and limited liability companies for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Results of Operations:
Revenues	$474	$1,792
Net income	466	1,731
Equity in earnings of unconsolidated entities	$255	$796
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
          The Operating Partnership obtained a revolving credit facility on January 31, 2005 from JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC as co-lead managers. Those entities are affiliates of J.P. Morgan Securities Inc. and UBS Securities LLC, which were underwriters of the Offering. The revolving credit facility originally had availability in the amount of $75 million and was subsequently increased to $100 million on April 4, 2005. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the credit facility. The revolving credit facility is initially secured by cross-collateralized mortgages on the Trust’s student housing properties. The facility has a term of three years and matures on January 31, 2008, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.
          Availability under the Operating Partnership’s revolving credit facility is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the credit agreement) of the properties securing the facility and (ii) the lesser of the loan amount that would produce a debt service coverage ratio of 1.30 under two different sets of conditions specified in the credit agreement. Mandatory prepayments will be required to the extent that outstanding borrowings under the credit facility exceed the borrowing base amount.
          The Operating Partnership’s revolving credit facility contains customary affirmative and negative covenants and does contain financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The first test date for these EBITDA covenants will be the earlier of the quarter ending March 31, 2006 and the date upon which outstanding borrowings under the revolving credit facility exceed $25 million. As of June 30, 2005, the Operating Partnership only had one letter of credit in the amount of $1.5 million outstanding under the revolving credit facility and no borrowings. Additionally, after December 31, 2005, The Trust is prohibited from making distributions that exceed 95% of its funds from operations over the previous four consecutive fiscal quarters, except to the extent necessary to maintain the Trust’s status as a REIT. The financial covenants also include consolidated net worth and leverage ratio tests.
          The interest rates per annum applicable to loans under the revolving credit facility are, at the Operating Partnership’s our option, equal to a base rate or one-, two-, or three-month LIBOR plus an applicable margin based upon our leverage. The Trust expects the alternate base rate to be the greater of (i) the JP Morgan Chase Bank prime rate or (ii) 50 basis points over the federal funds rate most recently determined by JP Morgan Chase Bank.
6. Mortgage debt
          In conjunction with the Formation Transactions, the Operating Partnership assumed total fixed rate mortgage debt of $392,998 with an average interest rate of approximately 5.5%. Concurrent with the closing of the Formation Transactions, the Operating Partnership paid off $115,221 of the assumed debt. In connection with management’s decision to prepay certain debt obligations, the Trust recognized a charge of $1,084 in February 2005.
          In March 2005, the Operating Partnership assumed an additional $11,200 of mortgage debt with a fixed interest rate of 4.92% in connection with the acquisition of a student housing property located at the University of South Carolina. In June 2005, the Operating Partnership assumed $37,526 of additional mortgage debt with a fixed interest rate of 6.97% in connection with the acquisition of a student housing property located near the University of Florida.
          At June 30, 2005, the Trust has outstanding mortgage indebtedness of $329,314 (net of unamortized debt premium of $3,163). The scheduled maturities of all outstanding mortgage indebtedness at June 30, 2005 are as follows:

Fiscal Year Ending
2005 (six months ended December 31,)	$687
2006	2,930
2007	61,233
2008	27,618
2009	183,747
2010	888
Thereafter	49,048

Total	326,151
Unamortized debt premium	3,163

Outstanding at June 30, 2005, net of unamortized premium	$329,314

          At June 30, 2005, the outstanding debt had a weighted average interest rate of 5.67% and carried an average term to maturity of 4.1 years.

7. Segments
          Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, student housing development-consulting services and student housing management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005(1)					Six Months Ended June 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$34,397	$—	$—	$—	$34,397	$10,675	$—	$—	$—	$10,675
Third-party development consulting services	—	182	—	—	182	—	370	—	—	370
Third-party management revenue	—	—	747	—	747	—	—	615	—	615
Intersegment revenues	—	—	—	—	—	—	—	496	(496)	—
Operating expense reimbursements	—	—	—	2,735	2,735	—	—	—	2,446	2,446

Total revenues	34,397	182	747	2,735	38,061	10,675	370	1,111	1,950	14,106

Operating expenses:
Student housing leasing operations	16,433	—	—	—	16,433	4,887	—	—	—	4,887
General and administrative	—	720	356	—	1,076	—	530	984	—	1,514
Intersegment expenses	—	—	—	—	—	496	—	—	(496)	—
Reimbursable operating expenses	—	—	—	2,735	2,735	—	—	—	2,446	2,446

Total operating expenses	16,433	720	356	2,735	20,244	5,383	530	984	1,950	8,847

Net operating income (loss)	17,964	(538)	391	—	17,817	5,292	(160)	127	—	5,259

Nonoperating expenses(2)	23,672	—	—	—	23,672	4,431	—	—	—	4,431

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(5,708)	(538)	391	—	(5,855)	861	(160)	127	—	828
Equity in earnings of unconsolidated entities	—	255	—	—	255	—	796	—	—	796

Income (loss) before taxes and minority interest(4)	$(5,708)	$(283)	$391	$—	$(5,600)	$861	$636	$127	$—	$1,624

Total segment assets(3)	$639,159	$2,360	$5,714	$—	$647,233	$89,403	$207	$676	$—	$90,286

(1)	The segment information presented for the six months ended June 30, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	Significant changes in segment assets at June 30, 2005, from that presented in the Trust’s Annual Report at December 31, 2004 and that presented above at June 30, 2004 for the EDR Predecessor include acquisitions of real estate assets in connection with the Formation Transactions and real estate acquisitions subsequent to the Offering as described in Note 2 and Note 9.

(4)	The following is a reconciliation of the reportable segments’ net income (loss) before taxes and minority interest to the Trust’s consolidated net income (loss) before taxes and minority interest:

	2005	2004

Net income (loss) before taxes and minority interest for reportable segments	$(5,600)	$1,624

Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(4,375)	—
Other corporate expenses	(1,320)	(296)

Net income (loss) before taxes and minority interest	$(11,295)	$1,328

The following table represents segment information for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005					Three Months Ended June 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenue:
Student housing leasing revenue	$19,949	$—	$—	$—	$19,949	$4,955	$—	$—	$—	$4,955
Third-party development consulting services	—	173	—	—	173	—	2	—	—	2
Third-party management revenue	—	—	355	—	355	—	—	279	—	279

Intersegment revenues	—	—	—	—	—	—	—	236	(236)	—
Operating expense reimbursements	—	—	—	1,378	1,378	—	—	—	1,179	1,179

Total revenues	19,949	173	355	1,378	21,855	4,955	2	515	943	6,415

Operating expenses:
Student housing leasing operations	9,823	—	—	—	9,823	2,383	—	—	—	2,383
General and administrative	—	473	180	—	653	—	268	498	—	766
Intersegment expenses	—	—	—	—	—	236	—	—	(236)	—

Reimbursable operating expenses	—	—	—	1,378	1,378	—	—	—	1,179	1,179

Total operating expenses	9,823	473	180	1,378	11,854	2,619	268	498	943	4,328

Net operating income (loss)	10,126	(300)	175	—	10,001	2,336	(266)	17	—	2,087

Nonoperating expenses(2)	13,524	—	—	—	13,524	2,214	—	—	—	2,214

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(3,398)	(300)	175	—	(3,523)	122	(266)	17	—	(127)

Equity in earnings of unconsolidated entities	—	157	—	—	157	—	374	—	—	374

Income (loss) before taxes and minority interest(2)	$(3,398)	$(143)	$175	$—	$(3,366)	$122	$108	$17	$—	$247

(1)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before taxes and minority interest to the Trust’s consolidated net income (loss) before taxes and minority interest:

	2005	2004

Net income (loss) before taxes and minority interest for reportable segments	$(3,366)	$247
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(220)	—
Other corporate expenses	(914)	(148)

Net income (loss) before taxes and minority interest	$(4,500)	$99

8. Commitments and contingencies
          In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. The Operating Partnership advanced $5,996 to the seller on January 31, 2005 and the balance remains outstanding as of June 30, 2005.
          The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at June 30, 2005 and is secured by the Operating Partnership’s existing revolving credit facility.
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

9. Acquisition of real estate investments
          As discussed in Note 2, in connection with the Offering and Formation Transactions, the Operating Partnership acquired the entities comprising the EDR Predecessor as well as the 14 properties that comprising the JPI portfolio on January 31, 2005. Prior to the acquisition of the EDR Predecessor, the Promoter, directly and indirectly, held ownership interests in the predecessor entities. To the extent the Promoter exchanged his ownership interests, the acquisition was accounted for at historical cost. To the extent other ownership interests were exchanged, the acquisition has been recorded at the estimated fair value of the consideration exchanged. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed in connection with the Formation Transactions as of the date of acquisition:

	EDR Predecessor	JPI Portfolio

Current assets	$5,757	$3,093
Student housing properties	117,516	403,335
Goodwill and other intangibles	4,404	3,563
Carryover basis at historical cost	17,382	—
Other	213	719

Total assets acquired	$145,272	$410,710
Current liabilities	(6,206)	(4,616)
Mortgage debt assumed	(83,099)	(310,448)
Acquisition costs	(1,451)	(7,530)

Purchase price	$54,516	$88,116

          Subsequent to the Offering, the Operating Partnership has acquired student housing properties near the University of Mississippi (February 2005), the University of South Carolina (March 2005), Middle Tennessee State University (April 2005), and the University of Florida (June 2005). The aggregate purchase price approximated $107.3 million, including the assumption of mortgage debt with a total contract value of $48.7 million. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the respective dates of the acquisitions:

Preliminary allocation —
student housing acquisitions
Current assets	$791
Student housing properties	104,960
Goodwill and other intangibles	1,072
Other	443

Total assets acquired	107,266
Current liabilities	(1,714)
Mortgage debt assumed	(51,408)
Acquisition costs	(734)

Purchase price	$53,410

          The purchase price allocations above are considered preliminary and changes are expected as additional information becomes available. During the three months ending June 30, 2005, adjustments were recorded to the estimated fair value of assets and liabilities acquired, resulting in an increase in student housing assets of $838, an increase in goodwill of $276, an increase in accrued expenses and other liabilities of $1,146, an increase in current assets of $64, and an increase in equity of $32. Management expects to continue its process of refining and finalizing our purchase accounting estimates and assumptions during 2005 and as a result these preliminary purchase price allocations are subject to additional changes. The results of operations for each acquisition have been included in our consolidated statements of operations from the respective acquisition dates. In connection with the acquisitions discussed above, $3,248 and $5,791 was allocated to goodwill and other identifiable intangibles (in-place leases and management contracts), respectively. In accordance with SFAS No. 142, goodwill is not subject to amortization and, therefore, the carrying value remains $3,248 at June 30, 2005. In-place lease intangibles and management contracts are amortized over the estimated life of the remaining lease/contract term. Amortization expense totaled $4,227 for the period January 31, 2005 through June 30, 2005. Amortization expense for the remainder of fiscal year 2005 is estimated to be $612. Amortization expense for 2006 is estimated to be $288 and is estimated to be $34 annually for each of the four years following fiscal 2006.
          The following pro forma financial information for the six months ending June 30, 2005 and 2004 gives effect to the acquisitions as if the transactions had occurred at the beginning of the respective period:

	Six Months Ended June 30,
	2005	2004
Pro forma revenue	$48,330	$46,587

Pro forma net loss	(11,539)	(2,867)
Loss per share	$(0.53)
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
          Since the completion of the Offering, the Trust has issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued 4,000 shares of restricted stock to its independent directors, which will vest ratably over six months. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At June 30, 2005, unearned compensation totaled $2.7 million and is recorded as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The Trust recognizes the value of these awards as an expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the period since the completion of the Offering, compensation expense of $.3 million was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
          Additionally, the Trust granted 242,500 profits interest units simultaneous with and subsequent to the completion of the Offering that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4.1 million in the accompanying consolidated statement of operations. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Therefore, a recipient who wishes to hold incentive equity awards for the long term may be able to do so more efficiently with PIUs and ultimately enjoy a greater after-tax return when disposing of them. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
11. Subsequent events
          On July 11, 2005 the Trust declared its second quarter dividend of $0.30 per share of common stock for the quarter ending on June 30, 2005. The dividend is payable on August 8, 2005 to stockholders of record at the close of business on July 18, 2005.
          In July 2005 the Operating Partnership completed the acquisition of a 576-bed property at Auburn University for approximately $12.6 million in cash.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Business — Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
          We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc. and its affiliates (the “Predecessor”), which commenced in 1964. We commenced operations upon the completion of our initial public offering (the “Offering”) and formation transactions, (the “Formation Transactions” which occurred on January 31, 2005 (the “Closing Date”). Substantially all of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP, (our “Operating Partnership”), Allen & O’Hara Education Services, Inc., (our “Management Company”) and Allen & O’Hara Development Company, LLC, (our “Development Company”), each of which are direct or indirect subsidiaries of us.
          The historical operations prior to the Closing Date that are described in this report refer to the operations of the Predecessor. We have described our operations in this report as if the historical operations of the Predecessor were conducted by us. As a result, our results of operations for the three and six months ended June 30, 2005 are not comparable to our results of operations for the three and six months ended June 30, 2004. Where appropriate, the following discussion includes an analysis of the completion of our initial public offering and certain matters that have occurred following the completion of our initial public offering.
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
          Student Housing Leasing
          Student housing leasing revenue represented approximately 97.3% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2005. We include in student housing leasing revenue our revenue from food service operations at University Towers, which is a student housing community located near North Carolina State University that we own and manage, as well as revenue from a contract pursuant to which we provide food services at the Robert Louis Stevenson School in Pebble Beach, California.
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

          Third-Party Management Services
          Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.1% of our revenue for the six months ended June 30, 2005. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
          Third-Party Development Consulting Services
          Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented less than 1% of our revenue for the six months ended June 30, 2005. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. These expenses are included in reimbursable operating expenses, and we typically obtain a guarantee from the owner for repayment. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.
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
Trends and Outlook
          Rents and Occupancy
          We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in an overall increase in revenues from the property. As a result, a decrease in occupancy rates may not be material to our operations and may be offset by an increase in rental rates. For the six months ended June 30, 2005 and 2004, we experienced a general trend of increasing revenue per available bed for our garden style apartment communities. University Towers, a traditional dormitory style property, experienced lower revenue per available bed for the comparable period because of decreased occupancy due to increased competition from new on and off campus freshman housing at North Carolina State University. We anticipate this competitive pressure to stabilize after the 2005-2006 school year.
          Integration Costs Related to the Acquisition of Additional Properties
          Our acquisition of 14 properties previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”) on the Closing Date and our acquisition of an additional five properties since the Closing Date, two of which were acquired during the first quarter ending March 31, 2005, two were acquired in the second quarter ended June 30, 2005, and one was acquired in July 2005, have resulted in a substantial increase in the number of student housing communities managed by our Management Company and that our management team has historically owned and/or managed. The acquisitions of these and other acquired properties will require us to enhance our management information systems and add additional regional management and corresponding support personnel in our corporate office.
          General and Administrative Costs
          As a result of becoming a public company in January 2005, we have experienced and will continue to experience significant increases in legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, and other costs that are unique to being a public company. We expect that our general and administrative expenses will increase as a result of costs associated with being a public company, including costs associated with formulating and documenting our internal control system.

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
          Student Housing Leasing Revenue Recognition
          Student housing leasing revenue is comprised of all activities related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services.
          Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, a nonrefundable application fee, a nonrefundable service fee and a notarized parental guarantee must accompany each executed contract. Receivables are recorded when due, and leasing revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. Balances are considered past due when payment is not received on the contractual due date. Allowances for doubtful accounts are established by management when it is determined that collection is doubtful.
          Revenue and Cost Recognition of Third-Party Development Consulting Services
          Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until we have been notified of a contract award. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Because, as a REIT, we will be required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
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
          Long Lived Assets — Impairment
          Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable.
Results of Operations for the Six Months Ended June 30, 2005 and 2004
          The following table presents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the six months ended June 30, 2005 and the results of operations for the EDR Predecessor for the six months ended June 30, 2004:

	Six Months Ended June 30, 2005					Six Months Ended June 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
(in thousands)	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenue:
Student housing leasing revenue	$34,397	$—	$—	$—	$34,397	$10,675	$—	$—	$—	10,675
Third-party development consulting services	—	182	—	—	182	—	370	—	—	370
Third-party management revenue	—	—	747	—	747	—	—	615	—	615
Intersegment revenues	—	—	—	—	—	—	—	496	(496)	—
Operating expense reimbursements	—	—	—	2,735	2,735	—	—	—	2,446	2,446

Total revenues	34,397	182	747	2,735	38,061	10,675	370	1,111	1,950	14,106

Operating expenses:
Student housing leasing operations	16,433	—	—	—	16,433	4,887	—	—	—	4,887
General and administrative	—	720	356	—	1,076	—	530	984	—	1,514
Intersegment expenses	—	—	—	—	—	496	—	—	(496)	—
Reimbursable operating expenses	—	—	—	2,735	2,735	—	—	—	2,446	2,446

Total operating expenses	16,433	720	356	2,735	20,244	5,383	530	984	1,950	8,847

Net operating income (loss)	17,964	(538)	391	—	17,817	5,292	(160)	127	—	5,259

Nonoperating expenses	23,672	—	—	—	23,672	4,431	—	—	—	4,431

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(5,708)	(538)	391	—	(5,855)	861	(160)	127	—	828
Equity in earnings of unconsolidated entities	—	255	—	—	255	—	796	—	—	796

Income (loss) before taxes and minority interest	$(5,708)	$(283)	$391	$—	$(5,600)	$861	$636	$127	$—	$1,624

          Student housing leasing
          Revenue from student housing leasing increased by $23.7 million to $34.4 million for the six months ended June 30, 2005. This increase was due largely to the acquisition of the 14 JPI properties upon consummation of our Offering and the incremental impact relating to four new properties acquired since the Offering Date.
          Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) on a comparable revenue basis for the five months ended June 30, 2005 and 2004 were as follows:

	Occupancy as of	RevPAB	Occupancy as of	RevPAB
	June 30, 2005	June 30, 2005	June 30, 2004	June 30, 2004(2)
EDR Predecessor	89.9%	$339	90.5%	$322
University Towers	49.0%	$618	62.6%	$697
Total EDR Predecessor	79.9%	$407	83.7%	$414
JPI Portfolio (1)	90.2%	$366	—	—
New Acquisitions (1)	86.9%	$405	—	—
Total EDR Owned	86.9%	$368	83.7%	$414

(1)	Properties were not owned as of June 30, 2004.
(2)	Excludes the impact of straight lined rents and service fees to be comparable to 2005.
          Our base portfolio of EDR Predecessor properties has experienced an increase in revenue per available bid over the comparable period 2004. This general increase was partially offset by lower current quarter occupancy at our University Towers property, which is a result of increased competition from new on and off campus housing at North Carolina State University.
          Operating expenses of our student housing communities increased $11.5 million from $4.9 million for the six months ended June 30, 2004 to $16.4 million for the six months ended June 30, 2005. This increase was also due to the addition of the 14 JPI properties acquired upon our IPO closing and the incremental impact relating to the four new properties as described in the preceding paragraph.
          Third-party development consulting services
          Third-party development services revenues decreased by $.2 million, or 50.8%, to $.2 million for the six months ended June 30, 2005 from $.4 million for the six months ended June 30, 2004. This decrease was primarily due to the recognition of a one-time consulting fee associated with the University of California – Berkeley student housing project in January 2004.
          The majority of third-party development consulting services for the six months ended June 30, 2005 and 2004 were conducted through joint venture arrangements, and related fees were recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $0.5 million, or 68.0%, to $0.3 million for the six months ended June 30, 2005 from $.8 million for the six months ended June 30, 2004. This decrease was primarily due to fewer development projects under construction during the first quarter of 2005 (two projects with beds totaling 1,160) versus the same period in 2004 (four student housing projects with beds totaling 2,076).

          Third-party management services
          Third-party management services revenues increased by $0.1 million, or 21.5%, to $0.7 million for the six months ended June 30, 2005 from $0.6 million for the six months ended June 30, 2004. This increase was primarily the result of the opening of four new managed properties consisting of 2,096 beds in Fall 2004
          General and administrative
          General and administrative costs decreased by $0.4 million to $1.1 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. This decrease is mostly due to a change in how costs associated with owned properties are presented. In 2004 management costs for owned properties was allocated through an inter-segment revenue charge of $0.5 million. In 2005 these allocations are presented as a reduction in general and administrative expense instead of inter-segment revenue. A $.6 million decrease in third-party management services is partially offset by higher expenses in our development operations related to an increase in the number of construction projects beginning in 2005.
Results of Operations for the Three Months Ended June 30, 2005 and 2004
          The following table presents the results of operations the three months ended June 30, 2005 and the results of operations for the EDR Predecessor for the three months ended June 30, 2004:

	Three Months Ended June 30, 2005					Three Months Ended June 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
(in thousands)	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenue:
Student housing leasing revenue	19,949	—	—	—	19,949	4,955	—	—	—	4,955
Third-party development consulting services	—	173	—	—	173	—	2	—	—	2
Third-party management revenue	—	—	355	—	355	—	—	279	—	279
Intersegment revenues	—	—	—	—	—	—	—	236	(236)	—
Operating expense reimbursements	—	—	—	1,378	1,378	—	—	—	1,179	1,179

Total revenues	19,949	173	355	1,378	21,855	4,955	2	515	943	6,415

Operating expenses:
Student housing leasing operations	9,823	—	—	—	9,823	2,383	—	—	—	2,383
General and administrative	—	473	180	—	653	—	268	498	—	766
Intersegment expenses	—	—	—	—	—	236	—	—	(236)	—
Reimbursable operating expenses	—	—	—	1,378	1,378	—	—	—	1,179	1,179

Total operating expenses	9,823	473	180	1,378	11,854	2,619	268	498	943	4,328

Net operating income (loss)	10,126	(300)	175	—	10,001	2,336	(266)	17	—	2,087

Nonoperating expenses(2)	13,524	—	—	—	13,524	2,214	—	—	—	2,214

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(3,398)	(300)	175	—	(3,523)	122	(266)	17	—	(127)
Equity in earnings of unconsolidated entities	—	157	—	—	157	—	374	—	—	374

Income (loss) before taxes and minority interest(2)	(3,398)	(143)	175	—	(3,366)	122	108	17	—	247

          Student housing leasing
          We owned 25 properties containing 20,041 beds during the three months ended June 30, 2005, including 864 beds at University Courtyard, near Middle Tennessee State University, and 1,116 beds at Campus Lodge Apartments, near the University of Florida, each of which we acquired during the three month period ending June 30, 2005. For the three months ended June 30, 2004, we owned seven properties containing 3,896 beds. Revenue from student housing leasing increased by $15.0 million to $20.0 million for the three months ended June 30, 2005 from $5.0 million for the three months ended June 30, 2004. This increase was due largely to the acquisition of the 14 JPI properties upon consummation of our IPO and the incremental impact relating to four new properties acquired since our Closing Date. These items were partially offset by a decrease in revenue due to the lower current quarter occupancy at our University Towers property as the result of increased competition from new on and off campus housing at North Carolina State University.
          Operating expenses of our student housing communities increased by $7.4 million to $9.8 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. This increase was also due to the addition of the 14 JPI properties acquired upon our IPO closing and the incremental impact relating to the four new properties as described in the preceding paragraph.
          Third-party development consulting services
          Third-party development services revenues increased by $.2 million to $.2 million for the three months ended June 30, 2005. This increase was primarily due to the recognition of development-consulting fees associated with the Slippery Rock University and University of Colorado – Denver projects that began construction in 2005.
          The majority of third-party development consulting services for the three months ended June 30, 2005 and 2004 were conducted through joint venture arrangements, and related fees were recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $.2 million, or 58.0%, to $.2 million for the three months ended June 30, 2005 from $.4 million for the comparable period ended June 30, 2004. This decrease was primarily due to greater construction activity during the 2004 period for the Clarion University and Lock Haven University development projects, which were in the latter stages of completion compared to the University of Alabama – Birmingham and Phase IV of the California University of PA development projects, which were in the early stages of construction during the same period in 2005.
          Third-party management services
          Third-party management services revenues increased by $76,000, or 27.2%, to $355,000 for the three months ended June 30, 2005 from $279,000 for the three months ended June 30, 2004. This increase was primarily the result of the opening of four new managed properties consisting of 2,096 beds in Fall 2004.
          General and administrative
          General and administrative costs decreased by $0.1 million to $0.7 million for the three months ended June 30, 2005 from $0.8 million for the three months ended June 30, 2004. This decrease is mostly due to a change in how costs associated with owned properties are presented. In 2004 management costs for owned properties was allocated through an inter-segment revenue charge. In 2005 these allocated costs are presented as a reduction in general and administrative expense instead of revenue. The $0.3 million decrease in third-party management services is partially offset by higher expenses in our development operations related to an increase in the number of construction projects beginning in 2005.

Liquidity and Capital Resources
          Revolving Credit Facility
          On the Closing Date, our Operating Partnership obtained a revolving credit facility from JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC as co-lead managers. The revolving credit facility was originally for $75 million and was increased to $100 million on April 4, 2005. We will serve as the guarantor for any funds borrowed by our Operating Partnership under the credit facility. We expect that the revolving credit facility will be available to, among other things, fund future property acquisitions, distributions to our stockholders or working capital needs.
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
          Our revolving credit facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us and our subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The first test date for these EBITDA covenants will be the earlier of the quarter ending March 31, 2006 and the date upon which outstanding borrowings under the revolving credit facility exceed $25 million. As of June 30, 2005, we had one letter of credit for $1.5 million outstanding under the revolving credit facility. Additionally, after December 31, 2005, we will be prohibited from making distributions that exceed 95% of our funds from operations over the previous four consecutive fiscal quarters, except to the extent necessary to maintain our status as a REIT. The financial covenants also include consolidated net worth and leverage ratio tests.
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
          Liquidity outlook and capital requirements
          We believe that our initial public offering, $100.0 million revolving credit facility and the related formation transactions have improved our capital structure by increasing our equity capitalization and reducing our leverage. Approximately $115.2 million of the proceeds from our initial public offering was used to repay debt. In addition to the $100.0 million availability under our credit facility, we had approximately $22.0 million of cash available at June 30, 2005, for use in acquisition of additional student housing communities, repayment of additional indebtedness, payment of distributions to our stockholders, and other general working capital needs. As of August 14, 2005, we had $6.0 million of borrowings and a $1.5 million letter of credit outstanding under our credit facility. We believe that we have sufficient liquidity and access to financing to make future student housing investments. There can be no assurance that we obtain financing under satisfactory conditions or will make any investments in any other properties that meet our investment criteria.
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
          On April 12, 2005, our board of directors declared a distribution of $0.19 per share of common stock for the partial quarter beginning on January 31, 2005 (the date that we closed on our initial public offering) and ending on March 31, 2005. The dividend was payable on May 16, 2005 to stockholders of record at the close of business on April 18, 2005. Because the first quarter was approximately one-third completed when our initial public offering closed, the dividend was based on a pro-rata computation of our target quarterly dividend of $0.2975 per share, or $1.19 per share annually.
          On July 11, 2005, our board of directors declared a distribution of $0.30 per share of common stock for the quarter ending on June 30, 2005. The dividend was payable on August 8, 2005 to stockholders of record at the close of business on July 18, 2005.
Long-Term Indebtedness
          At June 30, 2005, we had outstanding mortgage indebtedness of $329.3 million (net of unamortized debt premium of $3.2 million.). The scheduled maturities of all outstanding mortgage indebtedness at June 30, 2005 is as follows:

Fiscal Year Ending
2005 (six months ended December 31,)	$687
2006	2,930
2007	61,233
2008	27,618
2009	183,747
2010	888
Thereafter	49,048

Total	326,151
Unamortized debt premium	3,163

Outstanding at June 30, 2005, net of unamortized premium.	$329,314

          At June 30, 2005, the outstanding debt had a weighted average interest rate of 5.67% and carried an average term to maturity of 4.1 years.
          As of June 30, 2005, eight of our properties were unencumbered by mortgage debt, six of which have been pledged as collateral against any borrowing under our $100.0 million credit facility.
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
          The following table presents a reconciliation of our FFO to our net income for the six and three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$(4,060)	$99	$(10,358)	$1,328
Plus student housing property depreciation and amortization of lease intangibles	9,317	773	15,279	1,546

Funds from operations	$5,257	$872	$4,921	$2,874

Inflation
          Our student housing leases typically do not have terms that extend beyond 12 months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment, increased competition from new student housing in our primary markets or a reduction in student enrollment at our principal universities.
Recent Developments
          In July 2005, we acquired a student housing community at Auburn University in an all cash transaction for $12.6 million. The property is located approximately near the university and contains 576 beds.
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
Item 4. Controls and Procedures.
          Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 the end of the period covered by this Quarterly Report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. On the Closing Date, we sold 21,850,000 shares of our common stock at an initial public offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our Offering. The shares sold in our initial public offering were registered pursuant to a Registration Statement on Form S-11, as amended, originally filed on September 24, 2004 (File No. 333-119264) and a Registration Statement on Form S-11 filed on January 26, 2005 (File No. 333-122298). J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for our initial public offering. Simultaneous with our initial public offering, we completed our formation transactions, which included the contribution of the student housing business of our Predecessor and its subsidiaries, purchase of the related minority interests in our Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI. The net proceeds of the initial public offering after expenses were approximately $320.4 million. We have used the proceeds from our initial public offering as follows:
•	approximately $121.2 million to pay the cash portion of our formation transactions;

•	approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million;

•	approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI;

•	approximately $1.4 million to pay loan origination fees relating to our $100 million revolving credit facility that was obtained on January 31, 2005 and amended on April 4, 2005;

•	approximately $47.0 million to purchase properties located near the University of Mississippi in February 2005, the University of South Carolina in March 2005, a property located near Middle Tennessee State University in April 2005, a property located near the University of Florida in June 2005, and a property located near Auburn University in July 2005; and

•	approximately $19.3 million that remains available for general corporate uses, which may include the acquisition of additional student housing communities, repayment of additional indebtedness and payment of distributions to our stockholders.
Item 3. Defaults upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 25, 2005.
          The following directors were elected to hold office for a term expiring at the 2006 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Monte J. Barrow	20,997,760	112,276
Paul O. Bower	20,776,180	313,856
William J. Cahill, III	20,978,460	111,576
Randall L. Churchey	20,977,760	112,276
John L. Ford	20,976,910	113,126
          The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.
          The appointment of Deloitte & Touche LLP as independent public accountants to audit our consolidated financial statements for the year ending December 31, 2005, was ratified with 21,054,387 affirmative votes cast, 31,699 negative votes cast and 3,950 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Deloitte & Touche LLP.
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

EDUCATION REALTY TRUST, INC.

Date: August 15, 2005	/s/ Paul O. Bower

Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 15, 2005	/s/ Randall H. Brown

Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: August 15, 2005	/s/ J. Drew Koester

J. Drew Koester
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act, as amended.