Form 10-Q
period 2005-09-30
Education Realty Trust, Inc.
filed 2005-11-15
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1869228 (I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis Tennessee (Address of principal executive offices)	38117 (Zip Code)
Registrant’s telephone number, including area code: (901) 259-2500
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2005, the latest practicable date, the Registrant had outstanding 26,411,000 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
Quarter Ended September 30, 2005

PART I
FINANCIAL INFORMATION

Page
Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. as of September 30, 2005 (unaudited) and December 31, 2004 and Combined Balance Sheet of Education Realty Trust Predecessor as of December 31, 2004	2

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. for the period January 1, 2005 to January 30, 2005 and for the period January 31, 2005 to September 30, 2005 and for the Education Realty Trust Predecessor for the period January 1, 2005 to January 30, 2005 and for the nine months ended September 30, 2004 (all unaudited)	3

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. for the three months ended September 30, 2005 and for the Education Realty Trust Predecessor for the three months ended September 30, 2004 (all unaudited)	4

Condensed Consolidated and Combined Statements of Cash Flows of Education Realty Trust, Inc. for the period January 1, 2005 to January 30, 2005 and for the period January 31, 2005 to September 30, 2005 and for the Education Realty Trust Predecessor for the period January 1, 2005 to January 30, 2005 and for the nine months ended September 30, 2004 (all unaudited)	5

Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

     Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	Consolidated	Consolidated	Combined
	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor
	(unaudited)
Assets
Student housing properties, net	$623,933	$—	$83,785
Corporate office furniture, net	1,023	—	—
Cash and cash equivalents	72,683	1	2,883
Restricted cash and short-term investments	8,086	—	1,102
Student contracts receivable, net	1,106	—	87
Management fee receivable from third party, net	437	—	161
Goodwill and other intangibles, net	3,878	—	—
Other assets	10,070	3,790	856

Total assets	$721,216	$3,791	$88,874

Liabilities and stockholders’ and predecessor owners’ equity

Liabilities
Mortgage loans, net of unamortized premium/discount	$328,846	$—	$81,111
Revolving line of credit	2,000	497	—
Note payable to affiliate	—	—	485
Accounts payable and accrued expenses	14,677	—	1,642
Accounts payable affiliate	751	3,515	799
Deferred revenue	10,249	—	3,048

Total liabilities	356,523	4,012	87,085

Minority interest	28,158	—	—

Commitments and contingencies	—	—	—

Stockholders’ and predecessor owners’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 26,256,217 shares issued and outstanding as of September 30, 2005	263	—	—
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—	—
Unearned deferred compensation	(2,621)	—	—
Additional paid in capital	362,296	1	—
Loan to unitholder	(5,996)	—	—
Warrants	375	—	—
Accumulated deficit	(17,782)	(222)	—
Predecessor owners’ equity	—	—	1,789

Total stockholders’ and predecessor owners’ equity	336,535	(221)	1,789

Total liabilities and stockholders’ and predecessor owners’ equity	$721,216	$3,791	$88,874

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor	Education Realty Trust
	Consolidated	Consolidated	Combined	Predecessor Combined
	January 31 to	January 1 to	January 1 to	Nine months ended
	September 30, 2005	January 30, 2005	January 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Student housing leasing revenue	$53,663	$—	$1,772	$15,429
Third-party development services	973	—	—	388
Third-party management services	1,155	—	103	956
Operating expense reimbursements	3,538	—	671	3,858

Total revenues	59,329	—	2,546	20,631

Operating expenses:
Student housing leasing operations	31,106	—	779	8,158
General and administrative	7,998	10	367	2,720
Depreciation and amortization	23,387	—	260	2,329
Reimbursable operating expenses	3,538	—	671	3,858

Total operating expenses	66,029	10	2,077	17,065

Operating income (loss)	(6,700)	(10)	469	3,566

Nonoperating expenses:
Interest	11,587	—	479	4,215
Exit fees on early repayment of mortgages	1,084	—	—	—
Amortization of deferred financing costs	582	—	—	122
Interest income	(630)	—	—	—

Total nonoperating expenses	12,623	—	479	4,337

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(19,323)	(10)	(10)	(771)

Equity in earnings of unconsolidated entities	560	—	27	933

Income (loss) before income taxes and minority interest	(18,763)	(10)	17	162
Taxes	170	—	—	—

Net income (loss) before minority interest	(18,933)	(10)	17	162

Minority interest	(1,384)	—	—	—

Net income (loss)	$(17,549)	$(10)	$17	$162

Earnings per share information:
Loss per share — basic and diluted	$(0.80)

Weighted average common shares outstanding — basic and diluted	21,883,589

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Education Realty	Education Realty
	Trust, Inc.	Trust Predecessor
	Consolidated	Combined
	Three months ended	Three months ended
	September 30, 2005	September 30, 2004
Revenues:
Student housing leasing revenue	$21,038	$4,754
Third-party development services	791	18
Third-party management services	511	341
Operating expense reimbursements	1,474	1,412

Total revenues	23,814	6,525

Operating expenses:
Student housing leasing operations	15,452	3,271
General and administrative	1,557	910
Depreciation and amortization	8,236	783
Reimbursable operating expenses	1,474	1,412

Total operating expenses	26,719	6,376

Operating income (loss)	(2,905)	149

Nonoperating expenses:
Interest	4,782	1,411
Amortization of deferred financing costs	252	41
Interest income	(146)	—

Total nonoperating expenses	4,888	1,452

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(7,793)	(1,303)

Equity in earnings of unconsolidated entities	332	137

Loss before income taxes and minority interest	(7,461)	(1,166)
Taxes	340	—

Loss before minority interest	(7,801)	(1,166)

Minority interest	(617)	—

Net loss	$(7,184)	$(1,166)

Earnings per share information:
Loss per share — basic and diluted	$(0.33)

Weighted average common shares outstanding — basic and diluted	21,923,244

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Education Realty	Education Realty	Education Realty	Education Realty
	Trust, Inc.	Trust, Inc.	Trust Predecessor	Trust Predecessor
	Consolidated	Consolidated	Combined	Combined
	January 31 to	January 1 to	January 1 to	Nine months ended
	September 30, 2005	January 30, 2005	January 30, 2005	September 30, 2004
Operating activities:
Net income (loss)	$(17,549)	$(10)	$17	$162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	23,387	—	246	2,329
Loss on disposal of assets	424	—	—	—
Amortization of deferred financing costs	582	—	14	122
Amortization of unamortized debt premiums/discounts	(213)	—	—	—
Distributions from unconsolidated entities	740	—	—	639
Noncash compensation expense related to PIUs and restricted stock	4,631	—	—	—
Equity in earnings of unconsolidated entities	(560)	—	(27)	(933)
Minority interest	(1,384)	—	—	—
Change in operating assets and liabilities (net of acquisitions)	4,941	10	(2,442)	(633)

Net cash provided by (used in) operating activities	14,999	—	(2,192)	1,686

Investing activities:
Property acquisitions, net of cash acquired	(187,360)	—	(25)	—
Deferred acquisition costs and earnest money deposits	(4,283)	—	—	—
Purchase of corporate furniture and fixtures	(1,058)	—	—	—
Restricted cash	(3,073)	—	—	163
Insurance proceeds on property loss	175
Investment in student housing properties	(4,077)	—	—	(498)

Net cash used in investing activities	(199,676)	—	(25)	(335)

Financing activities
Payment of mortgage notes	(115,419)	—	(98)	(840)
Debt issuance costs	(3,155)	—	—	(3)
Advances on / (repayment of) line of credit, net	1,498	—	—	—
Loan to unitholder	(5,996)	—	—	—
Proceeds from offering	349,600	—	—	—
Proceeds from private equity placement	70,000	—	—	—
Payment of offering costs	(26,963)	—	—	—
Dividends and distributions paid	(11,721)	—	—	—
Distributions to owners, net	—	—	—	(1,504)
Repayment of notes payable affiliate	(485)	—	—	62
Equity contributions	—	—	—	40

Net cash provided by (used in) financing activities	257,359	—	(98)	(2,245)

Net increase (decrease) in cash and cash equivalents	72,682	—	(2,315)	(894)

Cash and cash equivalents, beginning of period	1	1	2,883	2,476

Cash and cash equivalents, end of period	$72,683	$1	$568	$1,582

Supplemental disclosure of cash flow information:
Interest paid	$11,726	$—	$471	$4,384

Supplemental disclosure of noncash activities:
Prepaid offering costs charged against equity	$2,218
Income taxes paid	133
Units issued in the Formation Transactions	26,340
Warrants issued in the Formation Transactions	375
Debt assumed in property acquisitions net of premium/discount	444,955
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
     The Trust, as the sole general partner of Education Realty Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Trust accounts for the Operating Partnership using the consolidation method. Paul O. Bower, directly and through the contribution of his interests in the EDR Predecessor, is a limited partner in the Operating Partnership.
     The Operating Partnership owns, directly or indirectly, interests in student housing communities located near major universities in the United States. The Trust also provides real estate facility management, development and other advisory services through subsidiaries of the Operating Partnership to third parties and to joint ventures in which the Trust is invested.
2. The offering, the formation transactions and the private placement
     The Trust completed the initial public offering (the “Offering”) of its common stock on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering, at a price of $16.00 per share. The Offering raised net proceeds of approximately $320.4 million, after underwriting discounts and offering expenses of approximately $29.2 million. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in the Operating Partnership. Concurrently, the Operating Partnership used approximately $37.7 million of offering proceeds and issued units approximating $18.3 million in estimated value to directly or indirectly acquire the EDR Predecessor entities.
     The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price approximated $410,720 (including estimated transaction costs of $7,540). The Operating Partnership assumed total first mortgage debt of $311,500, and repaid $93,360 with the use of the net proceeds of the Offering. Additionally the Operating Partnership issued warrants approximating $375 in value and Operating Partnership units approximating $7,995 in estimated value. The acquisition of the EDR Predecessor and the JPI portfolio is referred to herein as the Formation Transactions.
     On September 30, 2005, the Trust completed a private placement of 4,375,000 shares of its common stock at a price of $16.00 per share (the “Private Placement”). The Private Placement raised net proceeds of approximately $67.2 million, after offering expenses of approximately $2.8 million. These shares are not currently registered with the Securities and Exchange Commission. In connection with the Private Placement, the Trust also entered into a registration rights agreement with the investors on September 22, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Trust agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date (the “Registration Deadline”). If, other than as a result of a delay caused by an investor, the registration statement is not declared effective on or prior to the Registration Deadline, the Trust will be required to pay to the holders of the shares liquidated damages. See note 8 for further discussion of these damages.

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
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of September 30, 2005, management determined that no indicators of impairment existed.
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
Offering and Placement costs
     Specific incremental costs directly attributable to the Offering and the Private Placement were deferred and charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.
Debt premiums/discounts
     Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest using the effective interest method.
Income taxes
     The Trust intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust will generally not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.
     The Trust believes it has been organized and has operated in a manner that will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ending December 31, 2005, and it is management’s intention to adhere to these requirements and maintain REIT status.
     The Trust has elected to treat its management company, Allen & O’Hara Education Services, Inc., (“AOES”,) as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities.
Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At September 30, 2005, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	1,376
University Towers Operating Partnership units	270
Restricted Stock (unvested shares)	155
Profits Interest Units	245

Total potentially dilutive securities	2,046

Recent accounting pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share Based Payment, which requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for periods beginning the first fiscal year after June 15, 2005. The impact of adopting this statement is not expected to be significant based upon the securities that are outstanding at September 30, 2005.
     In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The Trust does not believe that the adoption of SFAS No. 153 will have a significant impact on our financial statements.
4. Investments in unconsolidated entities
     As of September 30, 2005 and 2004, the Trust and the EDR Predecessor, respectively, had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
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
     These entities primarily provide development consulting services to third party student housing owners in an agency capacity. The following is a summary of financial information for the unconsolidated joint ventures and limited liability companies for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Results of Operations:
Revenues	$1,230	$2,140
Net income	1,197	2,009
Equity in earnings of unconsolidated entities	$587	$933

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
     The Operating Partnership’s revolving credit facility contains customary affirmative and negative covenants and does contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The first test date for these EBITDA covenants will be the earlier of the quarter ending March 31, 2006 and the date upon which outstanding borrowings under the revolving credit facility exceed $25 million. As of September 30, 2005, the Operating Partnership had $2.0 million of borrowings and one letter of credit in the amount of $1.5 million outstanding under the revolving credit facility. Additionally, after December 31, 2005, The Trust is prohibited from making distributions that exceed 95% of its funds from operations over the previous four consecutive fiscal quarters, except to the extent necessary to maintain the Trust’s status as a REIT. The financial covenants also include consolidated net worth and leverage ratio tests.
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
     At September 30, 2005, we had outstanding mortgage indebtedness of $328,846 (net of unamortized debt premium of $3,012). The scheduled maturities of all outstanding mortgage indebtedness at September 30, 2005 are as follows:

Fiscal Year Ending
2005 (three months ended December 31,)	$374
2006	2,926
2007	61,233
2008	27,618
2009	183,747
2010	888
Thereafter	49,048

Total	325,834
Unamortized debt premium	3,012

Outstanding at September 30, 2005, net of unamortized premium	$328,846

     At September 30, 2005, the outstanding debt had a weighted average interest rate of 5.67% and carried an average term to maturity of 3.83 years.
7. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005(1)					Nine Months Ended September 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management	Adjust
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	ments	Total

Revenues:
Student housing leasing revenue	$55,435	$—	$—	$—	$55,435	$15,429	$—	$—	$—	$15,429
Third-party development consulting services	—	973	—	—	973	—	388	—	—	388
Third-party management revenue	—	—	1,258	—	1,258	—	—	956	—	956
Intersegment revenues	—	—	—	—	—	—	—	699	(699)	—
Operating expense reimbursements	—	—	—	4,209	4,209	—	—	—	3,858	3,858

Total revenues	55,435	973	1,258	4,209	61,875	15,429	388	1,655	3,159	20,631

	Nine Months Ended September 30, 2005(1)					Nine Months Ended September 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management	Adjust-
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	ments	Total
Operating expenses:
Student housing leasing operations	31,885	—	—	—	31,885	8,158	—	—	—	8,158
General and administrative	—	1,413	925	—	2,338	—	789	1,466	—	2,255
Intersegment expenses	—	—	—	—	—	699	—	—	(699)	—
Reimbursable operating expenses	—	—	—	4,209	4,209	—	—	—	3,858	3,858

Total operating expenses	31,885	1,413	925	4,209	38,432	8,857	789	1,466	3,159	14,271

Net operating income (loss)	23,550	(440)	333	—	23,443	6,572	(401)	189	—	6,360
Nonoperating expenses(2)	36,574	(6)	(9)	—	36,559	6,663	—	—	—	6,663

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(13,024)	(434)	342	—	(13,116)	(91)	(401)	189	—	(303)

Equity in earnings of unconsolidated entities	—	587	—	—	587	—	933	—	—	933

Income (loss) before taxes and minority interest(4)	$(13,024)	$153	$342	$—	$(12,529)	$(91)	$532	$189	$—	$630

Total segment assets(3)	$641,612	$379	$6,366	$—	$648,357	$88,347	$274	$325	$—	$88,946

(1)	The segment information presented for the nine months ended September 30, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	Significant changes in segment assets from that presented at September 30, 2004 for the EDR Predecessor include acquisitions of real estate assets in connection with the Formation Transactions and real estate acquisitions subsequent to the Offering as described in Note 2 and Note 9.

(4)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2005	2004

Net income (loss) before taxes and minority interest for reportable segments	$(12,529)	$630

Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(4,631)	—
Other corporate expenses	(1,596)	(468)

Net income (loss) before income taxes and minority interest	$(18,756)	$162

     The following table represents segment information for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005					Three Months Ended September 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management	Adjust-		Housing	Consulting	Management
	Leasing	Services	Services	ments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$21,038	$—	$—	$—	$21,038	$4,754	$—	$—	$—	$4,754
Third-party development consulting services	—	791	—	—	791	—	18	—	—	18
Third-party management revenue	—	—	511	—	511	—	—	341	—	341
Intersegment revenues	—	—	—	—	—	—	—	203	(203)	—
Operating expense reimbursements	—	—	—	1,474	1,474	—	—	—	1,412	1,412

Total revenues	21,038	791	511	1,474	23,814	4,754	18	544	1,209	6,525

Operating expenses:
Student housing leasing operations	15,452	—	—	—	15,452	3,271	—	—	—	3,271
General and administrative	—	693	569	—	1,262	—	259	482	—	741
Intersegment expenses	—	—	—	—	—	203	—	—	(203)	—
Reimbursable operating expenses	—	—	—	1,474	1,474	—	—	—	1,412	1,412

Total operating expenses	15,452	693	569	1,474	18,188	3,474	259	482	1,209	5,424

Net operating income (loss)	5,586	98	(58)	—	5,626	1,280	(241)	62	—	1,101

Nonoperating expenses(2)	12,901	(6)	(9)	—	12,886	2,232	—	—	—	2,232

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(7,315)	104	(49)	—	(7,260)	(952)	(241)	62	—	(1,131)

Equity in earnings of unconsolidated entities	—	332	—	—	332	—	137	—	—	137

Income (loss) before taxes and minority interest(2)	$(7,315)	$436	$(49)	$—	$(6,928)	$(952)	$(104)	$62	$—	$(994)

(1)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2005	2004

Net income (loss) before taxes and minority interest for reportable segments	$(6,928)	$(994)

Unallocated corporate amounts:
Noncash compensation charge for PIUs and restricted stock	(257)	—
Other corporate expenses	(276)	(172)

Net income (loss) before income taxes and minority interest	$(7,461)	$(1,166)

8. Commitments and contingencies
     In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. The Operating Partnership advanced $5,996 to the seller on January 31, 2005 and the balance remains outstanding as of September 30, 2005.

     On September 14, 2005, the Operating Partnership entered into a Contribution Agreement with Place Properties, L.P. (“Place”) and an affiliate of Place to acquire a portfolio of 13 student housing properties. The properties are located in six states and include 5,894 beds. Under the terms of the Contribution Agreement, the Operating Partnership will acquire the properties for $195.0 million, consisting of approximately $64.6 million in cash, $0.5 million of units in the Operating Partnership, and assumption of approximately $98.7 million of debt encumbering nine of the properties and carrying an interest rate of approximately 6.4% (net of approximately $31.2 million of defeasance that will occur simultaneous with the closing). The Operating Partnership was required to pay $4.0 million in earnest money upon entering into the Contribution Agreement. This deposit is classified in other assets in the accompanying balance sheet at September 30, 2005.
     The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2005 and is secured by the Operating Partnership’s existing revolving credit facility.
     In connection with the Private Placement discussed in note 2, the Trust also entered into a registration rights agreement with the investors in the Private Placement on September 22, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Trust agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date (the “Registration Deadline”). If, other than as a result of a delay caused by an investor, the registration statement is not declared effective on or prior to the Registration Deadline, the Trust will be required to pay to the holders of the shares liquidated damages for the period from and including the first business day following the Registration Deadline until the earlier of (i) the date on which the registration statement is declared effective by the Commission and (ii) the date the shares cease to be entitled to registration rights under the Registration Rights Agreement, at a rate per month equal to one percent of the original purchase price of the shares pursuant to the purchase agreement (prorated for partial months based on the number of days in the month). The liquidated damages will be payable monthly to the holders of the shares entitled thereto on the last business day of each month following the Registration Deadline.
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
9. Acquisition of real estate investments
     As discussed in Note 2, in connection with the Offering and Formation Transactions, the Operating Partnership acquired the entities comprising the EDR Predecessor as well as the 14 properties that comprised the JPI portfolio on January 31, 2005. Prior to the acquisition of the EDR Predecessor, the Promoter, directly and indirectly, held ownership interests in the predecessor entities. To the extent the Promoter exchanged his ownership interests; the acquisition was accounted for at historical cost. To the extent other ownership interests were exchanged, the acquisition has been recorded at the estimated fair value of the consideration exchanged. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed in connection with the Formation Transactions as of the date of acquisition:

	EDR Predecessor	JPI Portfolio

Current assets and restricted cash	$5,624	$3,093
Student housing properties	117,556	403,346
Goodwill and other intangibles	4,404	3,562
Carryover basis at historical cost	17,382	—
Other	336	719

Total assets acquired	145,302	410,720
Current liabilities	(6,206)	(4,616)
Mortgage debt assumed net of premium/discount	(83,099)	(310,448)
Acquisition costs	(1,272)	(7,540)

Purchase price	$54,725	$88,116

     Subsequent to the Offering, the Operating Partnership has acquired student housing properties near the University of Mississippi (February 2005), the University of South Carolina (March 2005), Middle Tennessee State University (April 2005), the University of Florida (June 2005), and Auburn University (July 2005). The aggregate purchase price approximated $119.7 million, including the assumption of mortgage debt with a total contract value of $48.7 million. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the respective dates of the acquisitions:

Preliminary allocation
student housing acquisitions
Current assets and restricted cash	$791
Student housing properties	117,279
Goodwill and other intangibles	1,209
Other	443

Total assets acquired	119,722
Current liabilities	(1,576)
Mortgage debt assumed net of premium/discount	(51,408)
Acquisition costs	(1,212)

Purchase price	$65,526

     The purchase price allocations above are considered preliminary and changes are expected as additional information becomes available. Management expects to continue its process of refining and finalizing our purchase accounting estimates and assumptions during 2005 and as a result these preliminary purchase price allocations are subject to additional changes. The results of operations for each acquisition have been included in our consolidated statements of operations from the respective acquisition dates. In connection with the acquisitions discussed above, $3,248 and $5,926 was allocated to goodwill and other identifiable intangibles (in-place leases and management contracts), respectively. In accordance with SFAS No. 142, goodwill is not subject to amortization and, therefore, the carrying value remains $3,248 at September 30, 2005. In-place lease intangibles and management contracts are amortized over the estimated life of the remaining lease/contract term. Amortization expense totaled $5,302 for the period January 31, 2005 through September 30, 2005. Amortization expense for the remainder of fiscal year 2005 is estimated to be $147. Amortization expense for fiscal 2006 is estimated to be $368 and $34 annually in each of the four fiscal years following fiscal 2006.
     The following pro forma financial information for the nine months ending September 30, 2005 and 2004 gives effect to the acquisitions as if the transactions had occurred at the beginning of the respective period:

	Nine Months Ended September 30,
	2005	2004
Pro forma revenue	$73,105	$70,613
Pro forma net loss	$(18,242)	$(10,029)
Loss per share	$(0.83)
     All pro forma financial information presented in this note is unaudited and is not necessarily indicative of the results that actually would have occurred if the properties were purchased at the beginning of the respective reporting period.
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
     Since the completion of the Offering, the Trust has issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued 6,000 shares of restricted stock to its independent directors, which were all fully vested at September 30, 2005. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At September 30, 2005, unearned compensation totaled $2.6 million and is recorded as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The Trust recognizes the value of these awards as an expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the period since the completion of the Offering, compensation expense of $.5 million was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
     Additionally, the Trust granted 245,000 profits interest units simultaneous with and subsequent to the completion of the Offering that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4.1 million in the accompanying consolidated statement of operations. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
11. Subsequent events
     On October 11, 2005 our board of directors declared a third quarter distribution of $0.30 per share of common stock for the quarter ending on September 30, 2005. The distribution was payable on November 7, 2005 to stockholders of record at the close of business on October 21, 2005.
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
     We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc. and its affiliates (the “Predecessor”), which commenced in 1964. We commenced operations upon the completion of our initial public offering (the “Offering”) and formation transactions, (the “Formation Transactions”) which occurred on January 31, 2005 (the “Closing Date”). Substantially all of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP, (our “Operating Partnership”), Allen & O’Hara Education Services, Inc., (our “Management Company”) and Allen & O’Hara Development Company, LLC, (our “Development Company”), each of which are direct or indirect subsidiaries of us.
     The historical operations prior to the Closing Date that are described in this report refer to the operations of the Predecessor. We have described our operations in this report as if the historical operations of the Predecessor were conducted by us. As a result, our results of operations for the three and nine months ended September 30, 2005 are not comparable to our results of operations for the three and nine months ended September 30, 2004. Where appropriate, the following discussion includes an analysis of the completion of our initial public offering and certain matters that have occurred following the completion of our initial public offering.
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
Our Business Segments
     We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third-party development consulting services and third-party management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the financial statements appearing elsewhere in this Quarterly Report. Inter-company fees are reflected at the contractually stipulated amounts.
     Student Housing Leasing
     Student housing leasing revenue represented approximately 96.1% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2005. We include in student housing leasing revenue our revenue from food service operations at University Towers, which is a student housing community located near North Carolina State University that we own and manage, as well as revenue from a contract pursuant to which we provide food services at the Robert Louis Stevenson School in Pebble Beach, California.
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
     Substantially all of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2004 and 2005, approximately 64.7% and 69.9%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore relatively stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates upon expiration of traditional apartment leases.
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
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.2% of our revenue for the nine months ended September 30, 2005. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
      Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented 1.7% of our revenue for the nine months ended September 30, 2005. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. These expenses are included in reimbursable operating expenses, and we typically obtain a guarantee from the owner for repayment. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.
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
Trends and Outlook
     Rents and Occupancy
     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in either occupancy rates or rental rates may not be material to our operations. For the nine months ended September 30, 2005 we experienced a decline of approximately 1.8% in revenue per available bed over the nine months ended September 30, 2004 at our Predecessor garden style properties. At University Towers, a traditional dormitory style property, we experienced a drop of 2.6% in revenue per available bed due to increased competition and declining occupancy. However, focused marketing effort at University Towers this past spring has reversed this trend with September 30, 2005 occupancy reaching 95.6% compared to 88.0% at September 30, 2004.
     Integration Costs Related to the Acquisition of Additional Properties
     Our acquisition of 14 properties previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”) on the Closing Date and our acquisition of an additional five properties since the Closing Date, two of which were acquired during the first quarter ending March 31, 2005, two were acquired in the second quarter ended June 30, 2005, and one was acquired in July 2005, have resulted in over 70% of our portfolio being new to the company and our management style. Although the company assumed management of the acquired properties ahead of schedule, additional costs, including operating inefficiencies, have been experienced and are expected to continue through the end of 2005 while fully assimilating the properties into our operating style. The growth in our portfolio has also required us to add additional regional management and corresponding support staff in our corporate office as well as plan enhancements to our operating systems.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

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
Results of Operations for the Nine Months Ended September 30, 2005 and 2004
     The following table presents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the nine months ended September 30, 2005 and the results of operations for the EDR Predecessor for the nine months ended September 30, 2004:

	Nine Months Ended September 30, 2005					Nine Months Ended September 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management	Adjustm		Housing	Consulting	Management	Adjust
(in thousands)	Leasing	Services	Services	ents	Total	Leasing	Services	Services	ments	Total
Revenues:
Student housing leasing revenue	$55,435	$—	$—	$—	$55,435	$15,429	$—	$—	$—	$15,429
Third-party development consulting services	—	973	—	—	973	—	388	—	—	388
Third-party management revenue	—	—	1,258	—	1,258	—	—	956	—	956
Intersegment revenues	—	—	—	—	—	—	—	699	(699)	—
Operating expense reimbursements	—	—	—	4,209	4,209	—	—	—	3,858	3,858

Total revenues	55,435	973	1,258	4,209	61,875	15,429	388	1,655	3,159	20,631

Operating expenses:
Student housing leasing operations	31,885	—	—	—	31,885	8,158	—	—	—	8,158
General and administrative	—	1,413	925	—	2,338	—	789	1,466	—	2,255
Intersegment expenses	—	—	—	—	—	699	—	—	(699)	—
Reimbursable operating expenses	—	—	—	4,209	4,209	—	—	—	3,858	3,858

Total operating expenses	31,885	1,413	925	4,209	38,432	8,857	789	1,466	3,159	14,271

Net operating income (loss)	23,550	(440)	333	—	23,443	6,572	(401)	189	—	6,360

Nonoperating expenses	36,574	(6)	(9)	—	36,559	6,663	—	—	—	6,663

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(13,024)	(434)	342	—	(13,116)	(91)	(401)	189	—	(303)

Equity in earnings of unconsolidated entities	—	587	—	—	587	—	933	—	—	933

Income (loss) before taxes and minority interest	$(13,024)	$153	$342	$—	$(12,529)	$(91)	$532	$189	$—	$630

     Student housing leasing
     Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) on a comparable revenue basis for the nine months ended September 30, 2005 and 2004 were as follows:

	Occupancy as of	RevPAB	Occupancy as of	RevPAB
	September 30,	nine months ended September 30,	September 30,	nine months ended September 30,
	2005	2005	2004	2004(2)
EDR Predecessor	92.9%	$323	96.4%	$329
University Towers	95.6%	$603	88.0%	$619
Total EDR Predecessor	93.5%	$392	94.4%	$400
JPI Portfolio (1)	96.5%	$413	—	—
New Acquisitions (1)	96.7%	$330	—	—
Total EDR Owned	95.3%	$393	94.4%	$400

(1)	Properties were not owned as of September 30, 2004.

(2)	Excludes the impact of straight lined rents and service fees from 2003 to be comparable to 2005.
     Revenue from student housing leasing was $55.4 million for the nine months ended September 30, 2005. This represents an increase of $40.0 million from the nine months ended September 30, 2004. The increase was due to the acquisition of the 14 JPI properties upon consummation of our IPO and the incremental impact of five new properties acquired since the Offering.
     Our base portfolio of EDR Predecessor garden style properties has experienced a 1.8% decline in revenue per available bed for the nine months September 30, 2005 from the same period in 2004. At University Towers, a traditional dormitory style property, we experienced a drop of 2.6% in revenue per available bed due to increased competition and declining occupancy. However, focused marketing effort at University Towers this past spring has reversed this trend with September 30, 2005 occupancy reaching 95.6% compared to 88.0% at September 30, 2004. Fall occupancies for all owned properties reached 95.9% at September 30, 2005 compared to 94.4% at the same time in 2004. Occupancy rates achieved at the acquired properties are also higher than the September 30, 2004 rates reported by the previous owners, establishing a strong rental base for the coming lease year.
     Operating expenses at our student housing communities increased $23.7 million to $31.9 million for the nine months ended September 30, 2005. The majority of this increase is due to the addition of the 14 JPI properties and the incremental impact of the five new properties as described above. Additionally the student housing operations has experienced higher than anticipated operating expenses related to turn costs, utilities, property taxes, and student amenities, including cable and internet costs. Higher than normal turn costs were necessary to bring the acquired properties up to company standards and to improve occupancy and future operating performance. Under current market conditions utility costs are expected to remain higher than originally anticipated through the fall and winter.
     Third-party development consulting services
     Third-party development consulting services revenues increased by $0.6 million, or 150.8%, to $1.0 million for the nine months ended September 30, 2005 from $0.4 million for the nine months ended September 30, 2004. This increase relates to revenue recognized on four projects in 2005 compared to one project during the same period in 2004.
     The majority of our third-party development consulting services have been conducted through joint venture arrangements, and related fees recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $0.3 million, or 37.1%, to $0.6 million for the nine months ended September 30, 2005 from $0.9 million for the nine months ended September 30, 2004. This decrease was primarily due to more of our projects being contracted directly with universities which are reflected in the increase in third-party development consulting services revenue. There were two projects with a total of 1,160 beds under development through joint ventures during the first nine months of 2005 compared to four projects with a total of 2,076 beds during the same period in 2004.
     General and administrative costs in the third-party development consulting services increased $0.6 million to $1.4 million for the nine months ended September 30, 2005. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead allocated to the segment.
      Third-party management services
     Third-party management services revenues increased by $0.3 million, or 31.7%, to $1.3 million for the nine months ended September 30, 2005 from $1.0 million for the nine months ended September 30, 2004. This increase was primarily the result of the opening of four new managed properties consisting of 2,096 beds in Fall 2004 as well as the opening of three new managed properties in August and September of 2005.
     General and administrative costs for our third-party management services decreased $0.5 million to $0.9 million for the nine months ended September 30, 2005. In 2004, management costs for owned properties were allocated through an inter-segment revenue charge of $0.7 million. In 2005, these allocations are presented as a reduction in general and administrative expense instead of inter-segment revenue. When considering the intersegment charges on a net basis the general and administrative costs increased $0.1 million from $0.8 million for the nine months ended September 30, 2004. The increase reflects incremental salaries and costs related to the additional management contracts referenced above.
      Nonoperating expenses
     Nonoperating expenses increased $29.9 million to $36.6 million for the nine months ended September 30, 2005. The increase includes $1.1 million in defeasance fees on early retirement of debt but relates substantially to increased interest expense related to mortgages assumed in the 14 property JPI acquisition as well as two other acquisitions during the nine month period.
Results of Operations for the Three Months Ended September 30, 2005 and 2004
     The following table presents the results of operations the three months ended September 30, 2005 and the results of operations for the EDR Predecessor for the three months ended September 30, 2004:

	Three Months Ended September 30, 2005					Three Months Ended September 30, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management	Adjust-
(in thousands)	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	ments	Total
Revenues:
Student housing leasing revenue	$21,038	$—	$—	$—	$21,038	$4,754	$—	$—	$—	$4,754
Third-party development consulting services	—	791	—	—	791	—	18	—	—	18
Third-party management revenue	—	—	511	—	511	—	—	341	—	341
Intersegment revenues	—	—	—	—	—	—	—	203	(203)	—
Operating expense reimbursements	—	—	—	1,474	1,474	—	—	—	1,412	1,412

Total revenues	21,038	791	511	1,474	23,814	4,754	18	544	1,209	6,525

Operating expenses:
Student housing leasing operations	15,452	—	—	—	15,452	3,271	—	—	—	3,271
General and administrative	—	693	569	—	1,262	—	259	482	—	741
Intersegment expenses	—	—	—	—	—	203	—	—	(203)	—
Reimbursable operating expenses	—	—	—	1,474	1,474	—	—	—	1,412	1,412

Total operating expenses	15,452	693	569	1,474	18,188	3,474	259	482	1,209	5,424

Net operating income (loss)	5,586	98	(58)	—	5,626	1,280	(241)	62	—	1,101

Nonoperating expenses(2)	12,901	(6)	(9)	—	12,886	2,232	—	—	—	2,232

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(7,315)	104	(49)	—	(7,260)	(952)	(241)	62	—	(1,131)

Equity in earnings of unconsolidated entities	—	332	—	—	332	—	137	—	—	137

Income (loss) before taxes and minority interest(2)	$(7,315)	$436	$(49)	$—	$(6,928)	$(952)	$(104)	$62	$—	$(994)

      Student housing leasing
     We owned 26 properties containing 19,501 beds during the three months ended September 30, 2005, including 576 beds at The Reserve on South College near Auburn University, which was acquired during the three month period ending September 30, 2005. For the three months ended September 30, 2004, we owned seven properties containing 3,896 beds. Revenue from student housing leasing increased by $16.2 million to $21.0 million for the three months ended September 30, 2005, from $4.8 million for the three months ended September 30, 2004. This increase was due largely to the acquisition of the 14 JPI properties upon consummation of our IPO and the incremental impact relating to five new properties acquired since our Closing Date. At September 30, 2005, we experienced an increase in occupancy at our University Towers property from 88.0% at September 30, 2004 to 95.6% at September 30, 2005. This is the result of a focused marketing effort implemented to reverse declining occupancies we had experienced at this property over the previous year as a result of increased competition from new on and off campus housing at North Carolina State University.
     Operating expenses of our student housing communities increased by $12.2 million to $15.5 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. This increase was also largely due to the addition of the 14 JPI properties acquired upon our IPO closing and the incremental impact relating to the five new properties as described in the preceding paragraph. However, operating expenses for the three months ended September 30, 2005 also ran higher than budgeted as a result of higher turn costs, utilities, property taxes, and student amenities, including cable and internet costs. Higher than normal turn costs were necessary to bring the acquired properties up to company standards and to improve occupancy and future operating performance. Under current market conditions utility costs are expected to remain higher than originally anticipated through the fall and winter. ..
     Third-party development consulting services
     Third-party development services revenues increased by $0.8 million to $0.8 million for the three months ended September 30, 2005. This increase was primarily due to the recognition of development-consulting fees associated with the Slippery Rock University and University of Colorado - Denver projects that began construction in 2005.
     The majority of our third-party development consulting services have been conducted through joint venture arrangements, and related fees recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities increased by $0.2 million, or 142.3%, to $0.3 million for the three months ended September 30, 2005 from $.1 million for the three months ended September 30, 2004. This increase was due to development projects at the University of Louisville, California University of Pennsylvania (Phase IV), and the University of Alabama - Birmingham that were in the height of construction during the quarter ended September 30, 2005. During the same quarter last year, development projects at Clarion University and Lock Haven University were in the latter stages of completion.
     General and administrative costs for our third-party development consulting services increased $0.4 million to $0.7 million for the three months ended September 30, 2005. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead allocations to the segment.
     Third-party management services
     Third-party management services revenues increased by $0.2 million, or 49.9%, to $0.5 million for the three months ended September 30, 2005 from $0.3 million for the three months ended September 30, 2004. This increase was primarily the result of the opening of four new managed properties consisting of 2,096 beds in Fall 2004 as well as opening three new properties during the quarter ended September 30, 2005.

     General and administrative costs for our third-party management services increased $0.1 million to $0.6 million for the three months ended September 30, 2005. In 2004, management costs for owned properties were allocated through an inter-segment revenue charge of $0.2 million. In 2005, these allocations are presented as a reduction in general and administrative expenses instead of inter-segment revenue. When considering the inter-segment charges, net general and administrative costs increased $0.2 million from $0.3 for the three months ended September 30, 2004. This increase is a result of higher expenses related to the seven new properties that were added both last fall and in the current quarter offset by a decrease due to the presentation of costs associated with owned properties.
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
     The interest rates per annum applicable to loans under the revolving credit facility are, at our option, equal to either a base rate or one-, two- or three-month LIBOR plus an applicable margin based upon our leverage. We expect the alternate base rate to be the greater of (i) the JP Morgan Chase Bank prime rate or (ii) 50 basis points over the federal funds rate most recently determined by JP Morgan Chase Bank.
      Liquidity outlook and capital requirements
     Our initial public offering, the additional private equity raised of $67.2 million in September 2005, our $100.0 million revolving credit facility and the related formation transactions have improved our capital structure by increasing our equity capitalization and reducing our leverage. Approximately $115.2 million of the proceeds from our initial public offering was used to repay debt. In addition to the $100.0 million availability under our credit facility, we had approximately $72.6 million of cash available at September 30, 2005, for use in the acquisition of additional student housing communities, repayment of additional indebtedness, payment of distributions to our stockholders, and other general working capital needs. As of September 30, 2005; we had $2.0 million of borrowings and a $1.5 million letter of credit outstanding under our credit facility. We believe that we have sufficient liquidity and access to financing to close the acquisition of the Place properties, make future student housing investments, and fund current working capital needs. There can be no assurance that we obtain financing under satisfactory conditions or will make any investments in any other properties that meet our investment criteria.
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
     On October 11, 2005, our board of directors declared a distribution of $0.30 per share of common stock for the quarter ending on September 30, 2005. The dividend distribution was payable on November 7, 2005 to stockholders of record at the close of business on October 21, 2005.

Long-Term Indebtedness
     At September 30, 2005, we had outstanding mortgage indebtedness of $328,846 (net of unamortized debt premium of $3,012). The scheduled maturities of all outstanding mortgage indebtedness at September 30, 2005 are as follows:

Fiscal Year Ending
2005 (three months ended December 31,)	$374
2006	2,926
2007	61,233
2008	27,618
2009	183,747
2010	888
Thereafter	49,048

Total	325,834
Unamortized debt premium	3,012

Outstanding at September 30, 2005, net of unamortized premium	$328,846

     At September 30, 2005, the outstanding debt had a weighted average interest rate of 5.67% and carried an average term to maturity of 3.83 years.
     As of September 30, 2005, nine of our properties were unencumbered by mortgage debt. Six of these nine properties have, however, been pledged as collateral against any borrowing under our $100.0 million credit facility.
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
     The following table presents a reconciliation of our FFO to our net income (loss) for the nine and three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(7,184)	$(1,166)	$(17,542)	$162
Plus student housing property depreciation and amortization of lease intangibles	8,159	780	23,438	2,326

Funds from operations	$975	$(386)	$5,896	$2,488

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
Recent Developments
     On September 14, 2005 the Operating Partnership entered into a Contribution Agreement with Place Properties, L.P. (“Place”) and an affiliate of Place to acquire a portfolio of 13 student housing properties. The properties are located in six states and include 5,894 beds. Under terms of the agreement, the Operating Partnership will acquire the properties for $195.0 million, consisting of approximately $64.6 million in cash, $0.5 million of units in the Operating Partnership, and assumption of $98.7 million of debt (net of $31.2 million of defeasance that will occur simultaneous with the closing). The Operating Partnership was required to pay $4.0 million in earnest money upon entering the Contribution Agreement. As a condition to closing, a lease agreement must be entered into under which Place will lease and operate the properties. The initial term of the lease is five years and requires annual rents of approximately $13.7 million. The lease terms also include the option of three renewal periods of five years each as well as terms that allow the Operating Partnership to receive additional rent based on revenue performance of the properties.
     On September 30, 2005, the Trust completed a private placement of 4,375,000 shares of its common stock at a price of $16.00 per share (the “Private Placement”). The Private Placement raised net proceeds of approximately $67.2 million, after offering expenses of approximately $2.8 million. These shares are not currently registered with the Securities and Exchange Commission. In connection with the Private Placement, the Trust also entered into a registration rights agreement with the investors on September 22, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Trust agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date (the “Registration Deadline”). If, other than as a result of a delay caused by an investor, the registration statement is not declared effective on or prior to the Registration Deadline, the Trust will be required to pay to the holders of the shares liquidated damages. See note 8 for further discussion of these damages.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. All of the outstanding principal amounts of our notes payable on the properties we own after the Offering and Formation Transactions have fixed interest rates with a weighted average rate of 5.67%. As a result, we do not currently have exposure to interest rate fluctuations. We anticipate incurring additional variable rate indebtedness in the future, including draws under our revolving credit facility and/or variable interest rate swaps on existing fixed-rate indebtedness. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
Item 4. Controls and Procedures.
     Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005 the end of the period covered by this Quarterly Report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. On the Closing Date, we sold 21,850,000 shares of our common stock at an initial public offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our Offering. The shares sold in our initial public offering were registered pursuant to a Registration Statement on Form S-11, as amended, originally filed on September 24, 2004 (File No. 333-119264) and a Registration Statement on Form S-11 filed on January 26, 2005 (File No. 333-122298). J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for our initial public offering. Simultaneous with our initial public offering, we completed our formation transactions, which included the contribution of the student housing business of our Predecessor and its subsidiaries, purchase of the related minority interests in our Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI. The net proceeds of the initial public offering after expenses were approximately $320.4 million. We have used the proceeds from our initial public offering as follows:
•	approximately $121.2 million to pay the cash portion of our formation transactions;

•	approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million;

•	approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI;

•	approximately $1.4 million to pay loan origination fees relating to our $100 million revolving credit facility that was obtained on January 31, 2005 and amended on April 4, 2005;

•	approximately $59.6 million to purchase properties located near the University of Mississippi in February 2005, the University of South Carolina in March 2005, a property located near Middle Tennessee State University in April 2005, a property located near the University of Florida in June 2005, and a property located near Auburn University in July 2005; and

•	approximately $6.7 million that remains available for general corporate uses, which may include the acquisition of additional student housing communities, repayment of additional indebtedness and payment of distributions to our stockholders.
     On September 22, 2005, we entered into an agreement (the “Purchase Agreement”) to sell 4,375,000 shares of our $.01 par value per share common stock (the “Shares”) in a private placement to certain new and existing insititutional investors named in the Purchase Agreement (the “Subscribers”). The Purchase Agreement provided for the sale of the Shares at a price of $16.00 per share for aggregate gross proceeds to us of $70.0 million (the “Private Placement”). Each of the Subscribers who purchased shares in the Private Placement was either (i) an “accredited investor” as defined in Rule 501 of Regulaton D as promulgated by the Securities and Exchange Commission (the“Commission”) under the Securities Act of 1933, as amended (the” Securities Act”) or (ii) a “qualified institutional buyer” as defined in Rule 144A promulgated by the Commission under the Securities Act. The Private Placement was made in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulaton D thereunder. UBS Securities LLC and J. P. Morgan Securities Inc. acted as placement agents for the Private Placement, and we paid $2.8 million of the gross proceeds as a fee to the placement agents. We closed the Private Placement of the Shares on September 30, 2005.
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

EDUCATION REALTY TRUST, INC.
Date: November 14, 2005	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2005	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: November 14, 2005	/s/ J. Drew Koester
J. Drew Koester
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act, as amended.