Form 10-K
period 2005-12-31
Education Realty Trust, Inc.
filed 2006-03-31
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis Tennessee (Address of principal executive offices)	38117 (Zip Code)
Registrant’s telephone number, including area code:
(901) 259-2500
Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐          No ☑
      As of June 30, 2005 the aggregate market value of the registrants common stock held by non-affiliates of the registrant was $399.9 million, based on the closing sale price as reported on the New York Stock Exchange.
      As of March 28, 2006, the Registrant had 26,225,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders into Part III of this Form 10-K to the extent stated herein.

EDUCATION REALTY TRUST, INC.
Form 10-K
Year Ended December 31, 2005

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
Our Company
      Education Realty Trust, Inc. is a self-managed and self-advised real estate investment trust, or REIT, organized in July 2004 to acquire, own and manage high quality student housing communities located near university campuses. We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc. (the “EDR Predecessor”), a company with over 40 years of experience as an owner, manager and developer of student housing. As of December 31, 2005, we owned and operated 26 off-campus student housing communities located in 17 states containing 19,501 beds in 6,186 apartment units located near 23 universities. As of December 31, 2005, we provided third-party management services for 17 student housing communities located in eleven states containing 9,296 beds in 3,047 apartment units at thirteen universities. We also provided third-party development consulting services as requested by our clients. From 1964 through 2004, the EDR Predecessor owned and operated 26 student housing communities located in 13 states containing over 16,000 beds and managed a total of 67 communities located in 21 states containing approximately 36,000 beds at 47 universities.
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

Initial Public Offering and Formation Transactions
      On January 31, 2005, (the “Closing Date”), we sold 21,850,000 shares of our common stock at an offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our initial public offering (the “Offering”). J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for the Offering. Simultaneous with the Offering, we completed our formation transactions, which included the contribution of the student housing business of the EDR Predecessor and its subsidiaries, purchase of the related minority interests in the EDR Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”). The net proceeds of the Offering after expenses were approximately $320.4 million. The Offering proceeds were used as follows:

•	approximately $121.2 million to pay the cash portion of our formation transactions;

•	approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million;

•	approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI;

•	approximately $1.4 million to pay loan origination fees relating to our $100 million revolving credit facility that was obtained on January 31, 2005 and amended on April 4, 2005;

•	approximately $59.6 million to purchase properties located near the University of Mississippi in February 2005, the University of South Carolina in March 2005, Middle Tennessee State University in April 2005, the University of Florida in June 2005, and Auburn University in July 2005; and

•	approximately $6.7 million was used for general corporate purposes, including payment of distributions to our stockholders.

Our Structure Following the Closing Date
      Following the closing of our Offering and our formation transactions, substantially all of our assets are held by, and we have conducted substantially all of our activities through Education Realty Operating Partnership, LP, (our “Operating Partnership”), and its wholly owned subsidiaries, Allen & O’Hara Education Services, Inc., (our “Management Company”) and Allen & O’Hara Development Company, LLC, (our “Development Company”). All of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be. For the year ended December 31, 2005, we are governed by a five-member board of directors, four of whom are classified under applicable New York Stock Exchange listing standards as “independent” directors.
      We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 94.2% of the outstanding partnership units of our Operating Partnership, and 4.9% of the partnership units of our Operating Partnership are held by the former owners of our initial properties and assets including members of our management team. Some of our officers also own an indirect interest in our Operating Partnership, which we refer to as “profits interest units,” which is held through ownership of units in Education Realty Limited Partner, LLC, a Delaware limited liability company controlled by us and that holds 0.9% of the aggregate interests in our Operating Partnership.
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

Our Management Company and Our Development Company
      We have elected to be taxed as a REIT for federal income tax purposes commencing with our tax year ending December 31, 2005. In order to qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our student-tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company electing, together with us, to be treated as our “taxable REIT subsidiary” or “TRS.” Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company will wholly own our Development Company. Our Development Company will be a disregarded entity for federal income tax purposes and all assets owned and earned by our Development Company will be deemed to be owned and earned by our Management Company. Therefore, it will not be necessary to make a separate election for our Development Company to be taxed as a TRS.
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
      Our senior management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. We are continuously active in identifying and analyzing potential student housing acquisitions. As a result of our intensive due diligence review and selective criteria, we determine to pursue or complete only a portion of these identified potential acquisitions following our submission of a non-binding purchase offer. In addition to the initial properties that we acquired on the Closing Date, we acquired an additional five properties in individual transactions throughout the 2005. The five transactions had an aggregate purchase price of approximately $119.8 million including the assumption of mortgage debt totaling $48.7 million.
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

      For the years ended December 31, 2005 and 2004 our fees from management services (excluding operating expense reimbursements) represented 2.4% and 5.8%, respectively, of our revenues. The following table presents certain summary information regarding the student housing communities that we managed for other owners as of December 31, 2005:

Property	University	# of Beds	# of Units

On-campus properties
University Park — Calhoun Street Apartments	University of Cincinnati	726	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	576	145
Bettie Johnson Hall	University of Louisville	490	224
University Village	California State University — San Marcos	471	126
Normal Hills Apartments	Alabama A&M University	448	240
Herman & Heddy Kurz Hall	University of Louisville	402	224
Arlington Park Apartments	University of Northern Colorado	396	180
University Park — Phase II	Salisbury University (Maryland)	312	108
Billy Minardi Hall	University of Louisville	38	20

Total on-campus		4,515	1,735
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,321	363
The Reserve on Stinson	University of Oklahoma	612	204
Illini Tower	University of Illinois at Champaign	709	175
Stratford Heights	University of Cincinnati	692	174
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
University Towers	University of Texas	632	184

Total off-campus		4,781	1,312

Totals (for both on- and off-campus)		9,296	3,047

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
      By providing these services, we are able to observe emerging trends in student housing development and market acceptance of unit and community amenities. Our development consulting services also benefit us by providing us with opportunities to obtain additional third-party property management contracts. Of the eleven student housing communities with respect to which we have provided development-consulting services in the past five years, the property owners have awarded us contracts for third-party management services for ten of those student housing communities. For the years ended December 31, 2005 and December 31, 2004, our fees from development consulting services, excluding operating expense reimbursements, represented 2.1% and 1.7%, respectively, of our revenues.
      In addition to the eleven student housing communities with respect to which we have provided development consulting services in the past five years, with aggregate development costs (such as land and construction costs, developer fees and interest) incurred by our clients of over $241 million, we are currently providing development services for five additional projects at the University of Alabama — Birmingham, Slippery Rock University, California University of Pennsylvania and the University of Colorado — Denver, and the University of Louisville pursuant to signed definitive contracts. The aggregate project cost of these five projects is approximately $169.4 million. We are also providing pre-development, construction and management consulting services on a $43.7 million project at Indiana University of Pennsylvania, but have not yet entered into a definitive contract for the project. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In our experience, definitive contracts for these projects are typically not executed until the completion of the project when the institution’s governing body formally approves the transaction.
Our Operations
      We staff each of our owned and managed student housing communities with a full-service property management team. We typically staff each property with one Community Manager, a marketing/leasing manager, a student accounts manager, a resident services director, a maintenance supervisor, one on-site resident Community Assistant for each 50-85 students and general office staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for students, enhancing the students’ college experiences as well as the desirability of our communities.
      We have developed policies and procedures to carefully select and develop each team of on-site employees and to provide each team with full corporate-based support for each essential operating area, including lease administration, sales/marketing, community and university relations, student life administration, maintenance and loss prevention, accounting, human resources/benefits administration and information systems. The corporate level personnel responsible for each of these areas support each Community Manager’s leadership role, and are available as a resource to the Community Managers around the clock.
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
Leasing
      Our standard lease begins in August and runs for approximately 11.5 months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is University Towers, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific student housing community. All leases are for individual bedrooms with rights to share common areas within the unit and throughout the community. The “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.

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
      We typically require rent to be paid in 12 equal monthly payments throughout the lease term, with the first installment due on July 1. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1. We replace contracted students who fail to pay the first installment with students on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.
      Highlights of our standard lease agreement include:

•	Rent typically covers all common area amenities and water/sewer/trash removal. Internet and cable TV service are included where required by market conditions.

•	Student residents pay a non-refundable service fee in addition to an application fee. The service fee is used to recover the costs of redecorating at the end of the academic year.

•	Units are inspected quarterly for damage or routine repairs. All cited damages are repaired and immediately charged to the resident account for collection. This procedure reduces end-of-year repairs and keeps the units in good order throughout the term of residency.

•	Subletting units is permitted with our written consent and for a fee.

•	Student residents are responsible for any damages that their visitors cause anywhere on the premises.
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

Competition from private owners
      We compete with several regional and national owner-operators of off-campus student housing. Two competitors, GMH Communities Trust (GCT) and American Campus Communities, Inc. (ACC), have recently completed their initial public offering and, in connection therewith, have publicly disclosed their intention to grow their student housing business. We also compete in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, management and development of student housing properties.

Our competitive strengths
      We believe that we have the following competitive strengths that will enable us to take advantage of the opportunities in the student housing industry:

•	Senior management team with over 160 years of collective experience working together at the EDR Predecessor.

•	Property portfolio with modern unit plans and amenities and average age of approximately six years.

•	Focused acquisition strategy.

•	Complementary third-party services business, including third-party management and development consulting services.

•	Established marketing practices.

•	Focus on customer satisfaction and quality control.
Employees
      At December 31, 2005 we had approximately 1,038 employees, including:

•	975 on-site employees, including 382 Community Assistants;

•	15 persons in our property management services department;

•	9 persons in our development consulting services department; and

•	36 executive, corporate administration and financial personnel.
      Our senior management team has over 160 years of collective experience working together in the EDR Predecessor’s student housing business. The EDR Predecessor was a leader and innovator in the student housing industry from 1964 until the Closing Date, at which time we acquired the EDR Predecessor’s student housing business. We believe that this experience will allow us to continue to anticipate and respond quickly to market changes and opportunities.
      Our management team’s in-depth knowledge of the student housing industry results from hands-on experiences. Several of our executive officers began their careers as student-tenant employees or Community Managers responsible for managing individual student housing communities. This history of working together demonstrates our management team’s extensive experience in the student housing industry:

Executive Officer	Title	Number of Years

Paul O. Bower	Chairman, Chief Executive Officer and President	36
Craig L. Cardwell	Executive Vice President and Chief Investment Officer	34
Thomas J. Hickey	Senior Vice President of Operations	33
Wallace L. Wilcox	Vice President of Construction	25
William W. Harris	Senior Vice President of Development	23
Susan B. Arrison	Vice President of Human Resources	15
Randall H. Brown	Executive Vice President and Chief Financial Officer	6
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to all employees. It is available in the corporate governance section of our investor website at www.educationrealty.com.
Available Information
      The Company files annual and periodic reports with the Securities and Exchange Commission. All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as the Company does. The website is http://www.sec.gov.
      Additionally, a copy of this Annual Report on Form 10-K, along with the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on the Company’s website free of charge. The filings can be found on the SEC Filings page. The Company’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can also be found on the Corporate Governance page. The Company’s website address is www.educationrealty.com. Reference to the Company’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 530 Oak Court Drive, Suite 300, Memphis, Tennessee 38117.

Item 1A.	Risk Factors

Risks related to our properties and our business

Our results of operations are subject to the following risks inherent in the student housing industry: annual leasing cycle, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of a twelve-month lease.
      We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months. In addition, students leasing under twelve-month leases may be more likely to default in their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing communities are typically leased during a limited leasing season that begins in February and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.
      Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. On the Closing Date, we entered into a $75 million revolving credit facility to fund future property acquisitions and for other working capital needs, which may include the payment of distributions to our stockholders. Subsequently, the credit facility was amended to increase the availability to $100 million. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions and the satisfaction of specified financial covenants, which include limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
      On March 30, 2006 the revolving credit facility was amended and restated and the Operating Partnership entered into a $50 million senior unsecured term loan. The amended credit facility has substantially the same terms as the original facility, including $100 million of availability and customary affirmative and negative covenants.

We are recently organized and have no operating history.
      We have been recently organized and had no operating history until the Closing Date. Consequently, our historical operating results and the financial data set forth in this Annual Report on Form 10K may not be useful in assessing our likely future performance. The operating performance of the properties may decline under our management, and we may not be able to generate sufficient revenue from operations to make anticipated distributions. We will also be subject to the risks generally associated with the formation of any new business. Our management has no prior experience in running a public company.

The consideration we paid for our initial assets may exceed their fair market value.
      On the Closing Date, we acquired our initial properties and our Management Company and Development Company in exchange for cash, Operating Partnership units and University Towers Partnership units. We did not obtain independent appraisals of the initial properties or the management and development businesses. In addition, the terms of the contribution and sale agreements relating to the purchase of our College Station property and our Management Company, which includes our Development Company as its wholly owned subsidiary, were not negotiated at arm’s length. Certain of our officers, specifically, Messrs. Bower, Brown, Cardwell, Harris, Hickey and Wilcox, received collectively through their ownership of interests in properties held by the EDR Predecessor and our Management Company and our Development Company, total consideration of approximately $19.9 million, including Operating Partnership units and University Towers Partnership units of $17.2 million and cash of $2.7 million, which were used to repay certain unaffiliated third-party loans incurred by the EDR Predecessor. In addition, we paid approximately $800,000 in cash to an affiliate for certain office furniture and equipment. It is possible that the consideration we provided in exchange for these assets may exceed their fair market value and that we could realize less value from the assets than we would have realized if all of the contribution or sale agreements had been entered into with an unrelated third party or if we had obtained independent appraisals of the assets.

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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
General
      As of December 31, 2005, our properties consisted of 26 communities located in 17 states containing 19,501 beds in 6,186 apartment units located near 23 universities. On January 6, 2006 we completed the acquisition of the 13 collegiate student housing communities with a combined total of 5,894 beds from Place Properties, L.P. of Atlanta, Georgia. Under terms of the transaction, Place Properties sold its owned portfolio to the Trust and then leased back the properties and will operate them with the existing management teams under a renewable, initial five-year lease agreement with the Trust.
      Twenty-five of our 26 properties are modern apartment communities, with clusters of low-rise buildings that consist of student housing units with private bedrooms and one or more bathrooms centered around a common area consisting of a fully furnished living room, dining room and fully-equipped kitchen. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our student housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individualized locks, high-speed Internet access and telephone and cable television connections.
      Our student housing communities typically have the following characteristics:

•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately seven years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Properties
      The following tables provide certain summary information about our properties as of December 31, 2005 and the EDR Predecessor’s properties as of December 31, 2004:

						Year Ended
						December 31, 2005

						Average	Monthly	Revenue per
		Year	Acquisition	# of	# of	Occupancy	Total	Available
Name	Primary University Served	Built	Date	Beds	Units	Rate(1)	Revenue	Bed(2)

						(In thousands)
NorthPointe	University of Arizona	1999	Jan ’05	912	300	89.7%	$301	$330
The Reserve at Athens	University of Georgia	1999	Jan ’05	612	200	95.6	214	350
The Reserve at Clemson	Clemson University	1999	Jan ’05	590	177	95.4	186	316
Players Club	Florida State University	1994	Jan ’05	336	84	96.1	125	372
The Gables	Western Kentucky University	1996	Jan ’05	290	73	89.2	81	278
College Station	Augusta State University	1989	Jan ’05	203	61	74.4	42	207
University Towers	North Carolina State University	1989	Jan ’05	953	251	73.9	432 (6)	453 (6)
The Pointe at South Florida	University of South Florida	1999	Jan ’05	1,002	336	96.1	411	442
Commons at Knoxville	University of Tennessee	1999		708	211	94.8	281	396
The Commons	Florida State University	1997	Jan ’05	732	252	95.1	257	351
The Reserve on Perkins	Oklahoma State University	1999	Jan ’05	732	234	92.9	216	295
The Reserve at Star Pass	University of Arizona	2001	Jan ’05	1,020	336	93.1	325	319
The Pointe at Western	Western Michigan University	2000	Jan ’05	876	324	95.3	342	391
College Station at W. Lafayette	Purdue University	2000	Jan ’05	960	336	91.8	298	311
Commons on Kinnear	The Ohio State University	2000	Jan ’05	502	166	95.8	234	465
The Pointe	Pennsylvania State University	1999	Jan ’05	984	294	93.2	363	369
The Reserve at Columbia	University of Missouri	2000	Jan ’05	676	260	96.9	275	406
The Reserve on Frankford	Texas Tech University	1997	Jan ’05	737	243	86.9	252	342
The Village on Tharpe	Florida State University	1995	Jan ’05	1,554	486	94.7	533	343
The Lofts	University of Central Florida	2002	Jan ’05	730	254	96.3	404	553
The Reserve on West 31st	University of Kansas	1998	Jan ’05	720	192	89.8	215	299
Campus Creek	University of Mississippi	2004	Feb ’05	636	192	88.6	218	377
Pointe West	University of South Carolina	2003	Mar ’05	480	144	96.2	147	337
Campus Lodge	University of Florida	2001	Jun ’05	1,116	360	92.8	349	491
College Grove	Middle Tennessee State University	1998	Apr ’05	864	240	94.7	187	297
The Reserve on South College	Auburn University	1999	Jul ’05	576	180	92.4	90	287

Total		1998 (3)		19,501	6,186	92.2%	$6,778	$366 (3)

						EDR Predecessor Year Ended
						December 31, 2004

						Average	Monthly		Revenue per
		Year		# of	# of	Occupancy	Total		Available
Name	Primary University Served	Built		Beds	Units	Rate(4)	Revenue		Bed(5)

						(In thousands)
NorthPointe	University of Arizona	1999		912	300	91.9%	$465		$371
The Reserve at Athens	University of Georgia	1999		612	200	93.8	222		362
The Reserve at Clemson	Clemson University	1999		590	177	95.0	193		327
Players Club	Florida State University	1994		336	84	94.4	128		379
The Gables	Western Kentucky University	1995		290	73	97.3	93		321
College Station	Augusta State University	1989		203	61	88.4	51		253
University Towers(6)	North Carolina State University	1989		953	251	75.9	465	(6)	480	(6)

Total		1995	(3)	3,896	1,146	89.2%	$1,617		$421	(3)

(1)	Average of the physical month-end occupancy rates for the period subsequent to acquisition through December 31, 2005.

(2)	Monthly revenue per available bed for 2005 is equal to total revenue for the period subsequent to acquisition through December 31, 2005 divided by the sum of the design beds (including staff and model beds) at the property each month.

(3)	Represents average for all properties in portfolio.

(4)	Average of the physical month-end occupancy rates for the twelve months ended December 31, 2004.

(5)	Monthly revenue per available bed for 2004 is equal to total annual revenue divided by the sum of the design beds (including staff and model beds) at the property each month.

(6)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

Mortgage Indebtedness
      The following table contains summary information concerning the mortgage debt encumbering our properties as of December 31, 2005:

	Education Realty
	Trust, Inc.	Contractual
	Outstanding at	Fixed
	December 31,	Interest	Maturity
Property	2005	Rate	Date	Amortization

University Towers	$23,996	6.77%	3/1/2008	30 Year
The Reserve at Clemson	11,810	6.63%	5/1/2007	30 Year
The Gables	4,499	5.50%	11/1/2013	30 Year
NorthPointe	18,562	6.63%	5/1/2007	30 Year
The Pointe at S. Florida	23,900	5.48%	7/7/2009	30 Year
The Pointe at Western	21,600	5.48%	7/7/2009	30 Year
The Lofts	26,500	3.49%	4/5/2007	30 Year
The Reserve on Perkins/ The Commons at Knoxville	32,000	5.48%	7/7/2009	30 Year
The Pointe at Penn State/ The Reserve at Star Pass	50,740	5.48%	7/7/2009	30 Year
Campus Lodge	37,313	6.97%	5/1/2012	30 Year
Pointe West	11,148	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,800	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,700	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,500	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,400	5.48%	7/7/2009	30 Year

Total debt /weighted average rate	$325,468	5.67%
Unamortized premium/ (discount)	2,867

Total mortgage loans net of unamortized premium/(discount)	328,335
Less current portion of long-term debt	(2,932)

Total long-term debt, net of current portion	$325,403

      The weighted average interest rate of this mortgage indebtedness is 5.67%. Each of these mortgages is a non-recourse obligation subject to customary exceptions and has 30-year amortization. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.

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
      None.
NYSE Certifications
      Our CEO certified to the New York Stock Exchange in 2005 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the

Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. The initial public offering price of our common stock on such date was $16.00 per share. There were approximately 48 holders of record out of the 21,850,000 shares outstanding on March 28, 2006. On the same day, our common stock closed at $15.37. The following table provides information on the high and low prices for our common stock on the NYSE and the dividends declared for the eleven months from our initial public offering on January 31 through December 31, 2005:

			Distributions
	High	Low	Declared

Period from January 31 through March 31, 2005	$17.66	$16.00	—
Three months ended June 30, 2005	18.75	15.57	$0.19
Three months ended September 30, 2005	20.34	16.40	$0.30
Three months ended December 31, 2005	$16.63	$12.17	$0.30
Initial Public Offering
      On January 31, 2005, we sold 21,850,000 shares of our common stock at an offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of the Offering. J.P. Morgan Securities Inc. and UBS Securities LLC were the joint book-running managers for the Offering. Simultaneous with the Offering, we completed our formation transactions, which included the contribution of the student housing business of the EDR Predecessor and its subsidiaries, purchase of the related minority interests in the EDR Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”). The net proceeds of the Offering after expenses were approximately $320.4 million. The Offering proceeds were used as follows:

•	approximately $121.2 million to pay the cash portion of our formation transactions;

•	approximately $118.4 million to repay mortgage debt assumed in the formation transactions, including prepayment fees of approximately $3.7 million;

•	approximately $6.0 million to fund our revolving loan commitment to an affiliate of JPI;

•	approximately $1.4 million to pay loan origination fees relating to our $100 million revolving credit facility that was obtained on January 31, 2005 and amended on April 4, 2005;

•	approximately $59.6 million to purchase properties located near the University of Mississippi in February 2005, the University of South Carolina in March 2005, Middle Tennessee State University in April 2005, the University of Florida in June 2005, and Auburn University in July 2005; and

•	approximately $6.7 million was used for general corporate purposes, including payments of distributions to our stockholders.
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
      On the Closing Date, 1,376,471 units of limited partnership interest in our Operating Partnership, having a value of approximately $22.0 million, and 269,757 units of limited partnership interest in the University Towers Partnership, having a value of approximately $4.3 million, were issued to a total of eight persons, including certain of our directors and officers, in exchange for interests in our initial properties and other assets. These units are convertible after one year from the date of issuance into cash or, at our election, shares of our common stock on a one-for-one basis. All of such persons irrevocably committed to the transfer of such interests and assets prior to the filing of the registration statement for our initial public offering pursuant to certain contribution agreements and merger agreements dated between September 17, 2004 and September 24, 2004 and are “accredited investors” as defined under Regulation D of the Securities Act. The issuances of all the units described above were made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D thereunder.
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
      In addition, also on the Closing Date, we issued 170,000 restricted shares of our common stock with an aggregate value of $2,890,000 that vest over five years, and 220,000 profits interest units representing an aggregate 1.1% interest in our Operating Partnership to our executive officers, pursuant to the terms of their respective employment agreements and to other employees at the discretion of our board. The issuance of such shares was made in reliance upon an exemption from registration under Rule 701 and Section 4(2) of the Securities Act. In addition, each of our independent directors received on the Closing Date an initial grant of restricted stock representing 1,000 shares of our common stock, which vested 180 days following the Closing Date. The issuance of these restricted stock units was made in reliance upon an exemption from registration under Rule 701 and Section 4(2) of the Securities Act. Subsequent to the Closing Date an additional 10,000 restricted shares of our common stock, which vests over five years, and having an aggregate value of $167,800, and 25,000 profit interest units were issued to employees and an additional 4,000 restricted shares of our common stock, which vested immediately upon issue, were issued to our independent directors.
      On September 30, 2005, we completed a private placement of 4,375,000 shares of its common stock at a price of $16.00 per share (the “Private Placement”). The Private Placement raised net proceeds of approximately $67.0 million, after offering expenses of approximately $3.0 million. In connection with the Private Placement, we also entered into a registration rights agreement with the investors on September 22, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date. These shares were registered with the Securities and Exchange Commission on January 25, 2006.

      The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2005.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to	Weighted Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (excluding
	of Outstanding Options,	Outstanding Options	securities reflected in
	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by security holders	N/A	N/A	614,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	614,000

Item 6.	Selected Financial Data.
      We have not presented historical information for the Trust prior to the completion of the Offering because we did not have material corporate operating activity during the period from our formation until the closing of the Offering.
      The following table sets forth selected financial and operating data on a consolidated historical basis for the Trust and on a combined historical basis for the EDR Predecessor. For the periods presented prior to the Offering, the historical combined financial information for the EDR Predecessor includes:

•	the student housing operations of Education Properties Trust, LLC (including the properties referred to as Northpointe, The Reserve at Athens, The Reserve at Clemson and Players Club)

•	the student housing operations of the properties referred to as the Gables, College Station and University Towers, and

•	the third party management and development consulting service operations and real estate operations of Allen & O’Hara Education Services, LLC
      The results of operations for the year ended December 31, 2005 represent the combined historical operations of the EDR Predecessor for the period January 1, 2005 through January 30, 2005 as well as the consolidated historical operations of the Trust for the year ended December 31, 2005.

      The following information presented below does not provide all of the information contained in our financial statements, including related notes. You should read the information below in conjunction with the historical consolidated and combined financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.
STATEMENT OF OPERATIONS DATA

	Education Realty	EDR
	Trust Inc.	Predecessor

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Revenues:
Student housing leasing revenue	$75,877	$17,896	$17,095	$19,139	$13,084
Student housing food service revenue	3,491	3,137	2,879
Third-party development consulting services	1,759	392	691	1,444	305
Third-party management revenue	1,968	1,326	1,026	784	767
Operating expense reimbursements	6,694	5,223	4,438	3,345	2,947

Total revenues	89,789	27,974	26,129	24,712	17,103

Operating expenses:
Student housing leasing operations	37,794	7,645	7,408	9,212	6,282
Student housing food service operations	3,275	2,899	2,645
Reimbursable operating expenses	6,694	5,223	4,438	3,345	2,947
General and administrative	12,549	3,545	3,425	3,242	2,111
Depreciation and amortization	28,168	3,120	3,061	3,324	1,336

Total operating expenses	89,480	22,432	20,977	19,123	12,676

Operating income (loss)	309	5,542	5,152	5,589	4,427
Nonoperating expense	17,266	5,786	5,771	5,715	3,436

Income (loss) before equity in earnings of unconsolidated entities	(16,957)	(244)	(619)	(126)	991
Equity in earnings of unconsolidated entities	880	1,002	629	128	263

Net income (loss) before income taxes and minority interest	(16,077)	758	10	2	1,254
Taxes	497

Income (loss) before minority interest	(16,574)	758	10	2	1,254
Minority interest	(1,040)

Net income (loss)	$(15,534)	$758	$10	$2	$1,254

BALANCE SHEET DATA

	As of December 31,

	Education Realty
	Trust, Inc.	EDR Predecessor

	2005	2004	2003	2002	2001

	(In thousands)
Assets:
Student housing properties, net	$620,305	$83,785	$86,388	$88,900	$49,357
Other assets, net	83,744	5,089	5,536	5,315	4,884

Total assets	$704,049	$88,874	$91,924	$94,215	$54,241

Liabilities and equity:
Mortgage notes payable	$328,335	$81,111	$82,204	$82,959	$52,150
Other liabilities	17,255	5,974	7,225	5,798	4,771

Total liabilities	345,590	87,085	89,429	88,757	56,921
Minority interest	27,926	—	—	—	—
Equity (deficit)	330,533	1,789	2,495	5,458	(2,680)

Total liabilities and equity	$704,049	$88,874	$91,924	$94,215	$54,241

OTHER DATA (UNAUDITED)

	As of December 31,

	Education Realty
	Trust, Inc.	EDR Predecessor

	2005	2004	2003	2002	2001

	(In thousands except selected property information)
Funds from operations (FFO)(1):
Net income (loss)	$(15,534)	$758	$10	$2	$1,254
Plus student housing property depreciation and amortization of lease intangibles	28,896	3,120	3,061	3,324	1,336

Funds from operations	$13,362	$3,878	$3,071	$3,326	$2,590

Cash flow information:
Net cash provided by operations	$18,373	$3,068	$4,309	$3,992	$2,807
Net cash used in investing	(200,157)	(181)	(925)	(42,982)	(25,939)
Net cash provided by (used in) financing	243,445	(2,480)	(3,658)	38,951	23,296
Per share and distribution data:
Net loss per share basic and diluted	$(.67)	$(2,220)	—	—	—
Cash distributions declared per share/unit	.79	—	—	—	—
Cash distribution declared	18,721	—	—	—	—
Selected property information(2):
Units	6,186	1,146	1,146	1,146	669
Beds	19,501	3,896	3,896	3,896	2,394
Occupancy(3)	92.2%	89.2%	85.1%	87.6%	87.8%
Revenue per available bed(4)	$366	$421	$406	$400	$465

(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

(2)	The selected property information represents all 26 owned properties for 2005. The 2004 data represents the seven properties owned by the EDR Predecessor, which are NorthPointe, The Reserve at Athens, The Reserve at Clemson, Players Club, The Gables, College Station and University Towers.

(3)	Average of the month-end occupancy rates for rolling twelve-month period.

(4)	Revenue per available bed is equal to the total twelve-month rolling revenue divided by the sum of the design beds (including staff and model beds) at the property each month. 2005 Revenue per available bed is equal to revenue for the eleven months ended December 31, 2005 divided by the sum of the available beds for each of the eleven months then ended.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our Offering and the formation transactions. We make statements in this section that are forward-looking statements, see the section of this Form 10-K report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections of this Form 10-K report entitled “Risk Factors” and “Forward-Looking Statements.” All dollar amounts in this discussion, except for per share data and operating statistics, are in thousands.
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
      We were formed to continue and expand upon the student housing business of the EDR Predecessor, which commenced in 1964. We did not commence operations until the completion of our initial public offering, which occurred on the Closing Date. The historical operations prior to the Closing Date that are described in this report refer to the operations of the EDR Predecessor. We have described our operations in this report as if the historical operations of the EDR Predecessor were conducted by us. Where appropriate, the following discussion includes an analysis of the completion of our initial public offering and certain matters that have occurred following the completion of our initial public offering.
      We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties. While we manage the properties we own, we do not recognize any fee income from their management on a consolidated basis.
      We will elect to be taxed as a REIT for federal income tax purposes commencing with our tax year ending December 31, 2005.

Our Business Segments
      We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third party development consulting services and third-party management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student Housing Leasing
      Student housing leasing revenue represented approximately 88.4% of our revenue for the twelve months ended December 31, 2005. We include in student housing leasing revenue our revenue from food service operations at University Towers, as well as revenue from a contract pursuant to which we provide food services at the Robert Louis Stevenson School in Pebble Beach, California.
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

Third-Party Management Services
      Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.4% of our revenue for the twelve months ended December 31, 2005. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are referred to as reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.

Third-Party Development Consulting Services
      Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 2.1% of our revenue for the twelve months ended December 31, 2005. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.
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

Trends and Outlook

Rents and Occupancy
      We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in an overall increase in revenues from the property. As a result, a decrease in occupancy rates may not be material to our operations and may be offset by an increase in rental rates. For the calendar years ended December 31, 2003 and 2004, we experienced a general trend of increasing revenue per available bed for our garden style apartment communities. However, in 2005 we experienced a drop in revenue per available bed from the prior period. This decline is a result of occupancy declines at two or our properties as well as a one time drop in revenue related to the treatment of deferred revenue in purchase accounting. Reported revenues for 2005 would have generally been higher due to the recognition of deferred revenue from the prior year had we owned all of our properties since the beginning of the 2004-2005 term.

Integration Costs Related to the Acquisition of Additional Properties
      Our acquisition of the 14 JPI properties on the Closing Date and the subsequent acquisitions of five additional properties resulted in a substantial increase in the number of student housing communities managed by our Management Company and management team. These acquisitions required us to enhance our management information systems and add additional regional management and corresponding support personnel in our corporate office. We also experienced increased operating costs in the first year related to enhanced student amenities and higher maintenance (turn) expense necessary to appropriately position the properties in our portfolio.

General and Administrative Costs
      As a result of becoming a public company in January 2005, we experienced significant increases in salaries, legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, as well as other cost related to the significant increase in our portfolio. Our general and administrative expenses increased significantly as a result of costs associated with being a public company.

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

Student Housing Property Acquisitions
      Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years, and furniture, fixtures, and equipment are depreciated over three to seven years. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful life.
      Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.

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
Results of Operations

Comparison of years ended December 31, 2005 and December 31, 2004
      The following table presents our results of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005(1)					Year Ended December 31, 2004

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

	(In thousands)
Revenues:
Student housing leasing revenue	$75,877	$—	$—	$—	$75,877	$17,896	$—	$—	$—	$17,896
Student housing food service revenue	3,491	—	—	—	3,491	3,137	—	—	—	3,137
Third-party development consulting services	—	1,759	—	—	1,759	—	392	—	—	392
Third-party management revenue	—	—	1,968	—	1,968	—	—	1,326	—	1,326
Intersegment revenues	—	—	2,644	(2,644)	—	—	—	973	(973)	—
Operating expense reimbursements	—	—	—	6,694	6,694	—	—	—	5,223	5,223

Total revenues	79,368	1,759	4,612	4,050	89,789	21,033	392	2,299	4,250	27,974

	Year Ended December 31, 2005(1)					Year Ended December 31, 2004

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

	(In thousands)
Operating expenses:
Student housing leasing operations	37,794	—	—	—	37,794	7,645	—	—	—	7,645
Student housing food service operations	3,275	—	—	—	3,275	2,899	—	—	—	2,899
General and administrative	—	2,245	3,969	—	6,214	—	1,329	2,216	—	3,545
Intersegment expenses	2,644	—	—	(2,644)	—	973	—	—	(973)	—
Reimbursable operating expenses	—	—	—	6,694	6,694	—	—	—	5,223	5,223

Total operating expenses	43,713	2,245	3,969	4,050	53,977	11,517	1,329	2,216	4,250	19,312

Net operating income (loss)	35,655	(486)	643	—	35,812	9,516	(937)	83	—	8,662
Nonoperating expenses(2)	46,578	(6)	—	—	46,572	8,906	—	—	—	8,906

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(10,923)	(480)	643	—	(10,760)	610	(937)	83	—	(244)
Equity in earnings of unconsolidated entities	—	880	—	—	880	—	1,002	—	—	1,002

Income (loss) before taxes and minority interest(3)	$(10,923)	$400	$643	$—	$(9,880)	$610	$65	$83	$—	$758

(1)	The information presented for the year ended December 31, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Non operating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2005	2004

Net income (loss) before taxes and minority interest for reportable segments	$(9,880)	$758
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(4,679)	—
Other corporate expenses	(1,518)	—

Net income (loss) before income taxes and minority interest	$(16,077)	$758

Student housing leasing
      Revenue from student housing leasing increased by $58.3 million to $79.4 million for the year ended December 31, 2005. This increase was due largely to the acquisition of the 14 JPI properties upon consummation of our Offering and the incremental impact relating to five new properties acquired since the Offering. As seen below our base portfolio of EDR Predecessor properties experienced a decrease in revenue per available bed over the comparable period of 2004. Part of the decrease was due to a drop in occupancy at two of our properties as a result of increased supply around the universities. In addition we had a planned drop in rates at our University Towers property designed to reverse a negative trend in occupancy experienced during the ’04-’05 academic year. This rate adjustment along with a focused marketing effort has successfully reversed the trend at University Towers resulting in occupancy at the beginning of the current lease term of approximately 95% compared to 88% a year earlier.
      Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) for the years ended December 31, 2005 and 2004 were as follows:

	Average		Average
	Occupancy	Average RevPAB	Occupancy	Average RevPAB
	December 31,	December 31,	December 31,	December 31,
	2005	2005	2004	2004

EDR Predecessor (excluding University Towers)	93.3%	$320	93.5%	$348
University Towers	73.1%	$436	75.9%	$488
Total EDR Predecessor	92.2%	$348	89.2%	$383
JPI Portfolio(1)	93.8%	$369	—	—
New Acquisitions(1)	92.9%	$372	—	—
Total EDR Owned	92.2%	$365	89.2%	$383

(1)	Properties were not owned as December 31, 2004.
      Operating expenses of our student housing communities increased $32.2 million to $43.7 million for the year ended December 31, 2005. The majority of this increase was also due to the addition of the 14 JPI properties and the incremental impact relating to the five new properties as described above. However, the growth in operating expenses outpaced revenue growth year over year. Higher than anticipated utility costs, turn costs, bad debt expense, and student amenity costs contributed to operating expenses, excluding intersegment charges, as a percentage of revenue to increase. The higher utility costs are a result of current economic conditions, however, management has begun instituting energy conservation programs in an effort to control these costs as much as possible. The increase in student amenities is mostly the result of additional costs to meet student demand for better and faster internet capabilities. Management anticipates continued challenges managing these costs in the future. The increased costs related to turn and bad debt expense are considered by management to be one time issues related to acquired properties and their assimilation into our operating structure. While higher than normal bad debt charges were a cost of transitioning the properties, management believes the additional turn costs incurred were necessary to position the properties appropriately in the market and view them as an investment in the future leasing success of the properties.

Third-party development consulting services
      Third-party development services revenues increased by $1.4 million to $1.8 million for the year ended December 31, 2005 from $.4 million for the year ended December 31, 2004. This increase relates to revenue recognized on four projects in 2005 compared to one project during the same period in 2004.
      A portion of our third-party development consulting services have been conducted through joint venture arrangements, and the related fees recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $0.1 million to $0.9 million for the year ended December 31, 2005 from $1.0 million for the year ended December 31, 2004. This decrease was primarily due to more of our projects being contracted directly with the universities and is reflected in the increase in third-party development services revenue. There were two projects with a total of 1,160 beds under development through joint ventures during 2005 compared to four projects with a total of 2,076 beds during the same period in 2004.
      General and administrative costs in the third-party development consulting services increased $1.1 million to $2.2 million for the year ended December 31, 2005. General and administrative expenses increased as a result of the higher volume of development projects and an expansion of the department. Additional growth in general and administrative expenses occurred due to a higher overhead burden as a result of the overall growth of the company and its entry into the public market.

Third-party management services
      Third-party management services revenues increased by $2.3 million to $4.6 million for the year ended December 31, 2005 from $2.3 million for the year ended December 31, 2004. Revenue increased $1.7 million due to intersegment charges to owned properties as a result of the growth in our portfolio from seven to twenty-six properties. Third-party revenue increased $0.6 million year over year as a result of 2005 benefiting from a full year of management fees on four managed properties consisting of 2,096 beds that opened in Fall 2004, the opening of 3 new managed properties in August and September of 2005 and a new management contract for a 632 bed facility at the University of Texas in September 2005.
      General and administrative costs for our third-party management services increased $1.8 million to $4.0 million for the year ended December 31, 2005. This increase is a direct result of the extraordinary growth in both our owned and managed portfolios as discussed above. Our owned portfolio grew from 7 properties to 26 properties through our Offering and Formation transactions as well as our 2005 acquisition program. In addition the third-party management services group added a total of eight new properties to its managed portfolio since summer 2004. Additional growth in general and administrative expenses occurred due to a higher overhead burden as a result of the overall growth of the company and its entry into the public market.

Nonoperating expenses
      Nonoperating expenses increased $37.7 million to $46.6 million for the year ended December 31, 2005. The increase includes $1.1 million in defeasance fees on the early retirement of debt but relates substantially to an approximate $25.9 million increase in depreciation and amortization and an approximate $10.7 million dollar increase in mortgage interest expense as a result of the 14 property JPI acquisition and the acquisition of five additional properties during the year.

Comparison of years ended December 31, 2004 and December 31, 2003
      The following table presents our results of operations for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004(1)					Year Ended December 31, 2003

		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

	(In thousands)
Revenues:
Student housing leasing revenue	$17,896	$—	$—	$—	$17,896	$17,095	$—	$—	$—	$17,095
Student housing food service revenue	3,137	—	—	—	3,137	2,879	—	—	—	2,879
Third-party development consulting services	—	392	—	—	392	—	691	—	—	691
Third-party management revenue	—	—	1,326	—	1,326	—	—	1,026	—	1,026
Intersegment revenues	—	—	973	(973)	—	—	—	959	(959)	—
Operating expense reimbursements	—	—	—	5,223	5,223	—	—	—	4,438	4,438

Total revenues	21,033	392	2,299	4,250	27,974	19,974	691	1,985	3,479	26,129
Operating Expenses:
Student housing leasing operations	7,645	—	—	—	7,645	7,559	—	—	—	7,559
Student housing food service operations	2,899	—	—	—	2,899	2,645	—	—	—	2,645
General and administrative	—	1,329	2,216	—	3,545	—	1,245	2,029	—	3,274
Intersegment expenses	973	—	—	(973)	—	959	—	—	(959)	—
Reimbursable operating expenses	—	—	—	5,223	5,223	—	—	—	4,438	4,438

Total operating expenses	11,517	1,329	2,216	4,250	19,312	11,163	1,245	2,029	3,479	17,916

Net operating income (loss)	9,516	(937)	83	—	8,662	8,811	(554)	(44)	—	8,213
Nonoperating expenses	8,906	—	—	—	8,906	8,832	—	—	—	8,832

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	610	(937)	83	—	(244)	(21)	(554)	(44)	—	(619)
Equity in earnings of unconsolidated entities	—	1,002	—	—	1,002	—	629	—	—	629

Income (loss) before taxes and minority interest	$610	$65	$83	$—	$758	$(21)	$75	$(44)	$—	$10

Student housing leasing
      We owned seven properties containing 3,896 beds during the years ended December 31, 2004 and 2003. Revenue from student housing leasing increased by $1.0 million, or 5%, to $21.0 million for the year ended December 31, 2004 from $20.0 million for the year ended December 31, 2003. This increase is due largely to increased marketing efforts at our University of Arizona and Clemson University properties. Overall average physical occupancy was 89.2% and 85.1% for the years ended December 31, 2004 and December 31, 2003, respectively, while our revenue per available bed, including revenue from food services as described above, increased to $421 from $406 for the comparable periods.
      Operating expenses of our student housing communities increased $0.3 million, or 3%, to $11.5 million for the year ended December 31, 2004 from $11.2 million for the year ended December 31, 2003. This increase was comprised primarily of increases in turnover, utilities and real estate taxes at our University of Arizona property and higher marketing, staffing, turnover and maintenance expenses at our Clemson University property.

Third-party development consulting services
      Third-party development services revenues decreased 43%, from $0.7 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004. This decrease was a result of our completion of the California State University — San Marcos project in Fall 2003 as a sole developer and our participation in five new development projects throughout 2003 and 2004 through joint venture development arrangements rather than as a sole developer. Accordingly, the majority of related development consulting service fees for the year ended December 31, 2004 was recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities for the 2004 calendar year was $1.0 million, a 59% increase as compared to $.6 million for 2003 calendar year.

Third-party management services
      Third-party management services revenues increased from $2.0 million for the year ended December 31, 2003, to $2.3 million, or 16%, for the year ended December 31, 2004. This increase was primarily the result of the opening of four new management contract properties in Fall 2004 consisting of 2,096 beds and a full twelve months of operations of management contracts consisting of 1,620 beds during 2004 that commenced in Fall 2003.

General and administrative
      General and administrative costs increased 8%, from $3.3 million for the year ended December 31, 2003 to $3.5 million for the year ended December 31, 2004, primarily as the result of additional corporate staff needed to accommodate the growth in our management services business.
Liquidity and Capital Resources

Liquidity outlook and capital requirements
      We believe that our cash from operations, current leverage ratio of 47.4% and the availability under our current $100 million revolving credit facility provides sufficient liquidity and access to financing to make future student housing investments. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.
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
      We anticipate that our existing working capital, availability of our line of credit and cash from operations will be adequate to meet our liquidity requirements for at least the next twelve months.

Capital expenditures
      The historical recurring capital expenditures at our garden-style apartment communities, excluding University Towers are set forth below:

	As of and for the Years Ended
	December 31,

	2005	2004	2003

Total units	5,935	895	895
Total beds	18,548	2,943	2,943
Total recurring capital expenditures	$1,637,810	$166,363	$184,913
Average per unit	$275.96	$185.88	$206.61
Average per bed	$88.30	$56.53	$62.83
Note: University Towers was excluded from this chart, as the capital requirements of this traditional dormitory-style property are not consistent with our standard garden-style apartment communities. University Towers’ capital spend per bed was $192.08, $204.79 and $333.41 in the comparable periods.
      Capital expenditures associated with newly acquired or developed properties are typically capitalized as part of their acquisition price or development budget. As a result such properties typically do not require capital expenditures until their second year of operation or later.
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
Commitments
      The following table summarizes our contractual obligations as of December 31, 2005:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total

	(In thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)	$2,932	$88,851	$184,636	$49,049	$325,468
Contractual Fixed Interest Obligations(2)	18,644	30,219	11,542	5,823	66,228
Operating Lease Obligations(3)	437	863	353	—	1,653
Capital Reserve Obligations(4)	1,416	2,573	843	347	5,179

Total	$23,429	$122,506	$197,374	$55,219	$398,528

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties.

(2)	Includes contractual fixed rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
Long-Term Indebtedness
      In conjunction with the Formation Transactions, the Operating Partnership assumed total fixed rate mortgage debt of $392,998 with an average interest rate of approximately 5.5%. Concurrent with the closing of the Formation Transactions, the Operating Partnership paid off $115,221 of the assumed debt. In connection with management’s decision to prepay certain debt obligations, we recognized a charge of $1,084 in February 2005.
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
      At December 31, 2005, we had outstanding mortgage indebtedness of $328,335 (net of unamortized debt premium of $2,867). The scheduled future maturities of all outstanding mortgage indebtedness at September 30, 2005 are as follows:

Year

2006	$2,932
2007	61,233
2008	27,618
2009	183,748
2010	888
Thereafter	49,049

Total	$325,468

Debt premium	2,867

Outstanding as of December 31, 2005, net of debt premium	$328,335

      At December 31, 2005, the outstanding debt had a weighted average interest rate of 5.67% and carried an average term to maturity of 3.58 years. Our ratio of debt to total market capitalization was approximately 47.4% at December 31, 2005.
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
      The following table presents a reconciliation of our FFO to our net income for the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net income (loss)	$(15,534)	$758	$10
Plus student housing property depreciation and amortization of lease intangibles	28,896	3,120	3,061

Funds from operations	$13,362	$3,878	$3,071

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
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Trust will adopt Statement 123(R) effective January 1, 2006, and does not believe it will have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole. In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 will be applied upon the adoption of Statement 123(R).
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The adoption of Interpretation 47 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
      In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Trust does not believe the adoption of EITF 04-5 will have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. All of the outstanding principal amounts of our notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.67%. As a result, we do not currently have exposure to interest rate fluctuations. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8.	Financial Statements and Supplementary Data.
      The information required herein is included on pages F-1 to F-58 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has an investment in an unconsolidated entity which is not under its control. Consequently, the Company’s disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its considerable subsidiaries.
      Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.
Changes in Internal Control Over Financial Reporting
      During the three months ended December 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.	Executive Compensation.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 24, 2006, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
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
and Chairman of the Board of Directors
Dated: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul O. Bower Paul O. Bower	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2006

/s/ Randall H. Brown Randall H. Brown	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 31, 2006

/s/ J. Drew Koester J. Drew Koester	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2006

/s/ Monte J. Barrow Monte J. Barrow	Director	March 31, 2006

/s/ William J. Cahill, III William J. Cahill, III	Director	March 31, 2006

/s/ Randall L. Churchey Randall L. Churchey	Director	March 31, 2006

/s/ John L. Ford John L. Ford	Director	March 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page

Education Realty Trust, Inc. and EDR Predecessor
Report of independent registered public accounting firm	F-2
Consolidated and combined balance sheets as of December 31, 2005 and 2004	F-3
 Consolidated and combined statements of operations for the Trust for the year ended December 31, 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the years ended December 31, 2004 and 2003
F-4
 Consolidated and combined statements of changes in stockholders’ and predecessor owners’ equity for the Trust for the year ended December 31, 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the years ended December 31, 2004 and 2003
F-5
 Consolidated and combined statements of cash flows for the Trust for the year ended December 31, 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the years ended December 31, 2004 and 2003
F-6
Notes to consolidated and combined financial statements	F-7
National Development/ Allen & O’Hara CUPA, LLC
Report of independent registered public accounting firm	F-35
Balance sheets as of December 31, 2005 (unaudited) and 2004	F-36
Statements of operations for the years ended December 31, 2005 (unaudited) and 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003	F-37
Statements of changes in members’ equity (deficit) for the years ended December 31, 2005 (unaudited) and 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003	F-38
Statements of cash flows for the years ended December 31, 2005 (unaudited) and 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003	F-39
Notes to financial statements	F-40
National Development/ Allen & O’Hara Clarion, LLC
Report of independent registered public accounting firm	F-43
Balance sheets as of December 31, 2005 (unaudited) and 2004	F-44
Statements of operations for the years ended December 31, 2005 (unaudited) 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)	F-45
 Statements of changes in members’ equity (deficit) for the years ended December 31, 2005 (unaudited) and 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)
F-46
Statements of cash flows for the years ended December 31, 2005 (unaudited) and 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)	F-47
Notes to financial statements	F-48
National Development/ Allen & O’Hara Lock Haven, LLC
Report of independent registered public accounting firm	F-51
Balance sheets as of December 31, 2005 (unaudited) and 2004	F-52
Statements of operations for the years ended December 31, 2005 (unaudited) and 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)	F-53
 Statements of changes in members’ equity (deficit) for the years ended December 31, 2005 (unaudited) and 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)
F-54
Statements of cash flows for the years ended December 31, 2005 (unaudited) and 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)	F-55
Notes to financial statements	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee
      We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2005 and 2004, and the combined balance sheet of the Education Realty Trust Predecessor (the “EDR Predecessor” as defined in Note 1) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the Trust for the year ended December 31, 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and the combined statements of operations, owners’ equity, and cash flows for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the years ended December 31, 2004 and 2003. These consolidated and combined financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust and EDR Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s or EDR Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated financial position of the Trust at December 31, 2005 and 2004 and the combined financial position of the EDR Predecessor at December 31, 2004, and the consolidated results of operations and cash flows of the Trust for the year ended December 31, 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and the combined results of operations and cash flows of the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 31, 2006

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS
December 31, 2005 and 2004

	December 31, 2005	December 31, 2004

	Education	Education
	Realty	Realty	EDR
	Trust, Inc.	Trust, Inc.	Predecessor
	Consolidated	Consolidated	Combined

	(Amounts in thousands, except share
	and per share data)
ASSETS
Student housing properties, net	$620,305	$—	$83,785
Corporate office furniture, net	991
Cash and cash equivalents	61,662	1	2,883
Restricted cash	6,738	—	1,102
Student contracts receivable, net	470	—	87
Management fee receivable from third party	552	—	161
Goodwill and other intangibles, net	3,546	—	—
Other assets	9,785	3,790	856

Total assets	$704,049	$3,791	$88,874

LIABILITIES AND STOCKHOLDERS’ AND PREDECESSOR OWNERS’ EQUITY

Liabilities:
Mortgage loans, net of unamortized premium/discount	$328,335	$—	$81,111
Revolving line of credit	—	497	—
Note payable to affiliate	—	—	485
Accounts payable	2,075	—	262
Accrued expenses	7,295	—	1,380
Accounts payable affiliate	225	3,515	799
Deferred revenue	7,660	—	3,048

Total liabilities	345,590	4,012	87,085

Minority interest	27,926	—	—
Commitments and contingencies	—	—	—

Stockholders’ and predecessor owners’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 26,263,889 and 100 shares issued and outstanding as of December 31, 2005 and 2004, respectively	263	—	—
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—	—
Unearned deferred compensation	(2,470)	—	—
Additional paid in capital	354,134	1	—
Loan to unitholder	(5,996)	—	—
Warrants	375	—	—
Accumulated deficit	(15,773)	(222)	—
Predecessor owners’ equity	—	—	1,789

Total stockholders’ and predecessor owners’ equity	330,533	(221)	1,789

Total liabilities and stockholders’ and predecessor owners’ equity	$704,049	$3,791	$88,874

See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Education Realty Trust, Inc.
	Consolidated		EDR Predecessor Combined

		July 12	January 1
	Year Ended	through	through	Year Ended	Year Ended
	December 31,	December 31,	January 30,	December 31,	December 31,
	2005	2004	2005	2004	2003

	(Amounts in thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$74,374	$—	$1,503	$17,896	$17,095
Student housing food service revenue	3,222	—	269	3,137	2,879
Third-party development services	1,759	—	—	392	691
Third-party management services	1,865	—	103	1,326	1,026
Operating expense reimbursements	6,023	—	671	5,223	4,438

Total revenues	87,243	—	2,546	27,974	26,129

Operating expenses:
Student housing leasing operations	37,270	—	524	7,645	7,408
Student housing food service operations	3,020	—	255	2,899	2,645
General and administrative	12,182	201	367	3,545	3,425
Depreciation and amortization	28,908	—	260	3,120	3,061
Reimbursable operating expenses	6,023	—	671	5,223	4,438

Total operating expenses	87,403	201	2,077	22,432	20,977

Operating income (loss)	(160)	(201)	469	5,542	5,152

Nonoperating expenses:
Interest expense	16,186	21	479	5,623	5,597
Exit fees on early repayment of mortgages	1,084	—	—	—	—
Amortization of deferred financing costs	820	—	—	163	174
Interest income	(1,303)	—	—	—	—

Total nonoperating expenses	16,787	21	479	5,786	5,771

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(16,947)	(222)	(10)	(244)	(619)
Equity in earnings of unconsolidated entities	853	—	27	1,002	629

Income (loss) before income taxes and minority interest	(16,094)	(222)	17	758	10
Taxes	497		—	—	—

Net income (loss) before minority interest	(16,591)	(222)	17	758	10
Minority interest	(1,040)	—	—	—	—

Net income (loss)	$(15,551)	$(222)	$17	$758	$10

Earnings per share information:
Loss per share — basic and diluted	$(.67)	$(2,220)

Weighted average common shares outstanding basic and diluted	23,063,110	100

Distributions per common share	$.81

See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ AND OWNERS’ EQUITY

							Accumulated
	Common Stock		Additional	Unearned		Loan to	Distributions	EDR
			Paid-In	Deferred		Unit	in Excess of	Predecessor
EDR Predecessor:	Shares	Amount	Capital	Compensation	Warrants	Holder	Net Income	Equity	Total

	(Amounts in thousands, except share and per share data)
Balance, December 31, 2002	—	—	—	—	—	—	—	$5,458	$5,458

Equity contributions	—	—	—	—	—	—	—	54	54
Distributions	—	—	—	—	—	—	—	(3,027)	(3,027)
Net income	—	—	—	—	—	—	—	10	10

Balance, December 31, 2003	—	—	—	—	—	—	—	2,495	2,495

Equity contributions	—	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	—	(1,504)	(1,504)
Net income	—	—	—	—	—	—	—	758	758

Balance, December 31, 2004	—	—	—	—	—	—	—	1,789	1,789

Net income	—	—	—	—	—	—	—	17	17

Balance, January 30, 2005	—	—	—	—	—	—	—	$1,806	$1,806

The Trust:

Contributed capital, July 12, 2004	100	—	$1	—	—	—	—	—	$1
Net loss	—	—	—	—	—	—	$(222)	—	(222)

Balance, December 31, 2004	100	—	1	—	—	—	(222)	—	(221)

Issuance and registration of common shares — The Offering	21,850,000	$219	320,200	—	—	—	—	—	320,419
Redemption of Promoter’s common shares simultaneous with The Offering	(100)	—	(1)	—	—	—	—	—	(1)
Issuance of warrants	—	—	—	—	$375	—	—	—	375
Loan to unit holder	—	—	—	—	—	$(5,996)	—	—	(5,996)
Excess of purchase price of EDR Predecessor over fair value related to Promoter carried over at historical cost	—	—	(17,382)	—	—	—	—	—	(17,382)
Restricted shares issued to officers and directors	—	—	3,126	$(3,126)	—	—	—	—	—
Amortization of restricted stock	38,889	—	—	656	—	—	—	—	656
Issuance of common shares — private placement	4,375,000	44	66,911	—	—	—	—	—	66,955
Cash dividends	—	—	(18,721)	—	—	—	—	—	(18,721)
Net loss	—	—	—	—	—	—	(15,551)	—	(15,551)

Balance, December 31, 2005	26,263,889	$263	$354,134	$(2,470)	$375	$(5,996)	$(15,773)	—	$330,533

See accompanying notes to consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Education Realty Trust, Inc.
	Consolidated		EDR Predecessor Combined

		July 12	January 1
	Year Ended	through	through	Year Ended	Year Ended
	December 31,	December 31,	January 30,	December 31,	December 31,
	2005	2004	2005	2004	2003

	(Amounts in thousands)
Operating activities:
Net income (loss)	$(15,551)	$(222)	$17	$758	$10
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,908	—	246	3,120	3,061
Deferred tax benefit	(209)	—	—	—	—
Loss on disposal of assets	18	—	—	—	—
Amortization of deferred financing costs	820	—	14	163	174
Amortization of unamortized debt premiums/discounts	(364)	—	—	—	—
Distributions from unconsolidated entities	879	—	—	808	999
Noncash compensation expense related to PIUs and restricted stock	4,783	—	—	—	—
Equity in earnings of unconsolidated entities	(853)	—	(27)	(1,002)	(629)
Minority interest	(1,040)	—	—	—	—
Change in operating assets and liabilities (net of acquisitions):		—
Student contracts receivable	(374)	—	(5)	76	(27)
Management fees receivable	(284)	—	63	(52)	(47)
Other assets	868	—	(817)	330	(203)
Accounts payable and accrued expenses	3,069	—	712	(65)	238
Accounts payable affiliate	(3,729)	—	276	(471)	711
Deferred revenue	1,432	—	(320)	(597)	22

Net cash provided by (used in) operating activities	18,373	(222)	158	3,068	4,309

Investing activities:
Property acquisitions, net of cash acquired	(187,283)	—	(25)	—	—
Deferred acquisition costs and earnest money deposits	(4,718)	—	—	—	—
Purchase of corporate furniture and fixtures	(1,093)	—	—	—	—
Restricted cash	(1,725)	—	(2,348)	336	(376)
Insurance proceeds on property loss	175	—	—	—	—
Investment in student housing properties	(5,513)	—	—	(517)	(549)

Net cash used in investing activities	(200,157)	—	(2,373)	(181)	(925)

Financing activities:
Payment of mortgage notes	(115,782)	—	(98)	(1,093)	(955)
Borrowings of long-term debt		497	—	—	200
Debt issuance costs	(3,176)	—	—	(3)	(20)
Repayment of line of credit, net	(497)	—	—	—	—
Loan to unitholder	(5,996)	—	—	—	—
Proceeds from Offering and private placement	419,600	—	—	—	—
Payment of offering costs	(30,008)	(3,790)	—	—	—
Dividends and distributions paid	(20,213)	—	—	—	—
Distributions to owners	—	—	—	(1,504)	(3,027)
Borrowing/(repayment) of notes payable affiliate	(483)	3,515	—	80	90
Equity contributions	—	—	—	40	54

Net cash provided by (used in) financing activities	243,445	222	(98)	(2,480)	(3,658)

Net increase (decrease) in cash and cash equivalents	61,661	—	(2,313)	407	(274)
Cash and cash equivalents, beginning of period	1	1	2,883	2,476	2,750

Cash and cash equivalents, end of period	$61,662	$1	$570	$2,883	$2,476

Supplemental disclosure of cash flow information:
Interest paid	$9,778	$21	$471	$5,629	$5,602

Income taxes paid	$357

Supplemental disclosure of noncash activities:
Prepaid offering costs charged against equity	$2,218
Units issued in the Formation Transactions	26,340
Warrants issued in the Formation Transactions	375
Debt assumed in property acquisitions net of premium	444,964
See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1.	Organization and description of business
      Education Realty Trust, Inc. (the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations as a real estate investment trust (“REIT”) effective with the initial public offering (the “Offering”) that was completed on January 31, 2005. Under the Trust’s Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.
      The Trust was formed to succeed to the business of a group of entities collectively referred to herein as the Education Realty Trust Predecessor (the “EDR Predecessor”). The EDR Predecessor was not a legal entity, but rather a combination of certain real estate entities under common management. The EDR Predecessor consisted of the following limited liability companies and limited partnerships:

•	Allen & O’Hara Education Services, LLC (“AOES”) a Tennessee limited liability company performing student housing management activities.

•	Allen & O’Hara Development Company, LLC (“AODC”), a limited liability company and formerly a wholly owned subsidiary of AOES, providing development consulting services for third party student housing properties.

•	Allen & O’Hara Educational Properties LLC, a limited liability company, previously holding the ownership interests in the student housing property referred to as The Gables Apartments (“The Gables”).

•	Education Properties Trust, LLC (“EPT”), a Delaware limited liability company, owned and managed the following four garden-style student housing properties through four separate wholly-owned limited liability companies:

•	Players Club Apartments, Tallahassee, Florida

•	The Reserve at Athens, Athens, Georgia

•	The Reserve at Clemson, Clemson, South Carolina

•	NorthPointe Apartments, Tucson, Arizona

•	C Station, LLC, a Tennessee limited liability company, owned and operated one garden-style student housing property referred to as College Station.

•	University Towers Raleigh, LLC, a North Carolina limited liability company, owned a student housing property referred to as University Towers.
      Paul O. Bower (the “Promoter”) formed the Trust with the intent to effect the Offering of the common stock of the Trust. Concurrent with the Offering, the Trust contributed the net proceeds from the offering for 100% of the general partnership interests and a majority of the limited partnership interests in a newly formed majority-owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership together with Allen & O’Hara Education Services, Inc. (the “taxable REIT subsidiary” or “TRS”), and the partners and members of the affiliated partnerships and limited liability companies of the EDR Predecessor, engaged in the formation transactions described in Note 2.
      The Operating Partnership owns, directly or indirectly, interests in student housing communities located near major universities in the United States. The Trust also provides real estate facility

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
management, development and other advisory services through subsidiaries of the Operating Partnership to third parties and to joint ventures in which the Trust is invested.
      The Trust is subject to the risks involved with the ownership and operations of residential real estate near major universities throughout the United States. These include, among others, the risks normally associated with changes in the demand for housing by students at the related universities, competition for tenants, creditworthiness of tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.
2.     The Offering, the formation transactions and the private placement
      The Trust completed the Offering of its common stock on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering, at a price of $16.00 per share. The Offering raised net proceeds of approximately $320.4 million, after underwriting discounts and offering expenses of approximately $29.2 million. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in the Operating Partnership. Concurrently, the Operating Partnership used approximately $36.5 million of offering proceeds and issued units approximating $18.3 million in estimated value to directly or indirectly acquire the EDR Predecessor.
      Simultaneous with the Offering, the Operating Partnership together with its taxable REIT subsidiary engaged in the following formation transactions (the “Formation Transactions”):

•	The Promoter and certain members of management contributed their interests in AOES in exchange for $12,400 of units in the Operating Partnership. AOES converted to a corporation and elected to be treated as the taxable REIT subsidiary. AOES owns 100% of AODC.

•	The Operating Partnership acquired all of the interests in EPT from the previous owners for $26,661 in cash, $1,342 in units in the Operating Partnership and the assumption of debt totaling $50,134. As a result EPT became a wholly owned single member LLC subsidiary of the Operating Partnership.

•	The owners of The Gables contributed their interests in the student housing property to a newly formed Delaware limited partnership referred to as EDR BG, LP in exchange for all the limited partnership interests of EDR BG LP. The Operating Partnership acquired all of the ownership interests in EDR BG LP for $1,043 in cash, $58 in units in the Operating Partnership and the assumption of debt totaling $4,552.

•	C Station LLC merged into a newly formed Delaware LLC, EDR C Station LLC, which is a wholly owned subsidiary of the Operating Partnership. The interests were contributed in exchange for the issuance of $229 in units in the Operating Partnership and the assumption of debt and notes payable to the Promoter totaling $2,477.

•	The University Towers Partnership acquired a 100% interest in University Towers and in turn was acquired for $8,813 in cash, $4,316 in units and the assumption of debt totaling $24,371.

•	The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price of $401,975 was paid in cash of $82,105 the issuance of $7,995 of units in the Operating Partnership, and the assumption of first mortgage debt of $311,500, of which $93,360 was repaid with the use of the net proceeds of the offering. Additionally the Operating Partnership issued warrants to JPI to purchase 250,000 shares of common stock at an

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)

exercise price per share of 103% of the Offering price. These warrants have a value approximating $375. The warrants are exercisable beginning January 31, 2006 and expire on February 28, 2007.
      In connection with the Formation Transactions, the Trust paid off certain mortgage indebtedness resulting in a prepayment penalty of approximately $1.1 million.
      On September 30, 2005, the Trust completed a private placement of 4,375,000 shares of its common stock at a price of $16.00 per share (the “Private Placement”). The Private Placement raised net proceeds of approximately $67 million, after offering expenses of approximately $3 million. In connection with the Private Placement, the Trust also entered into a registration rights agreement with the investors on September 22, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Trust agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date. These shares were registered with the Securities and Exchange Commission on January 25, 2006.

3.	Summary of significant accounting policies

Basis of presentation and principles of consolidation and combination
      The accompanying consolidated and combined financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Trust represent the assets and liabilities and operating results of the Trust and its majority owned subsidiaries.
      The Trust, as the sole general partner of the Operating Partnership, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Trust accounts for the Operating Partnership using the consolidation method.
      The accompanying combined financial statements of the EDR Predecessor represent the assets and liabilities and operating results of the entities comprising the EDR Predecessor. The historical combined financial statements of the EDR Predecessor are presented as the Promoter, either directly or indirectly through his previous ownership in AOES, managed the EDR Predecessor prior to the Trust acquiring those interests in connection with the Formation Transactions. The Promoter has other operations, which were not contributed to the Operating Partnership or the Trust and, therefore, the combined financial statements of EDR Predecessor are not intended to represent the financial position and results of operations of all of the Promoter’s investments.
      All intercompany balances and transactions have been eliminated in the accompanying consolidated and combined financial statements.

Reclassifications
      Certain prior period amounts for the EDR Predecessor financial statements have been reclassified to conform to the current period presentation utilized by the Trust, which includes balance sheets presented in an unclassified format. Additionally changes in restricted cash balances have been presented as investing activities in the statement of cash flows and all previous periods presented in the same manner. These amounts for the EDR Predecessor were previously segregated between investing and operating activities depending on their nature. The changes in classification resulted in an increase in investing activities of $50 with a corresponding decrease in operating activities for the year ending December 31, 2004 and a

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
decrease in investing activities of $174 with a corresponding increase in operating activities for the year ending December 31, 2003.

Use of estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the useful lives of student housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with student property acquisitions, and in the recording of the allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and cash equivalents
      All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the consolidated and combined statements of cash flows. The Trust maintains cash balances in various banks. At times the amounts of cash may exceed the $100,000 amount the FDIC insures. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Restricted cash
      Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest, and to fund capital improvements.

Distributions
      The Trust pays regular quarterly cash distributions to shareholders. These distributions are determined quarterly by the Board based on the operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant.

Student housing properties
      Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years, and furniture, fixtures, and equipment are depreciated over three to seven years. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful life.
      Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
      Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of December 31, 2005, management determined that no indicators of impairment existed.

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
      Amortization expense approximated $820 for the Trust for the year ended December 31, 2005 and $163 and $174 for the EDR Predecessor for the years ended December 31, 2004 and 2003, respectively. Accumulated amortization for the Trust at December 31, 2005 approximated $820 and accumulated amortization for the EDR Predecessor approximated $709 and $546 at December 31, 2004 and 2003, respectively. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated and combined balance sheets.

Offering and private placement costs
      Specific incremental costs directly attributable to the Offering and the Private Placement were deferred and charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.

Debt premiums/discounts
      Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2005, the Trust had net unamortized debt premiums of $2,867 and as of December 31, 2004 the Trust and the EDR Predecessor had no amounts related to unamortized debt premiums and discounts. These amounts are included in mortgage loans in the accompanying balance sheets.

Income taxes
      The Trust qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ended December 31, 2005. The Trust is generally not subject to federal income tax to

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
the extent that it distributes at least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.
      The Trust has elected to treat its management company, AOES, as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities. The Trust follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.
      No provision for income taxes has been recorded in the EDR Predecessor combined financial statements, as the owners are required to report their share of the EDR Predecessor’s earnings in their respective income tax returns.

Earnings per share
      The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At December 31, 2005, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	1,376
University Towers Operating Partnership units	270
Restricted Stock (unvested shares)	147
Profits Interest Units	245

Total potentially dilutive securities	2,038

      A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations is not required.

Repairs, maintenance, and major improvements
      The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances the lenders require the Trust and EDR Predecessor to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash as the funds are not available for current use.

Goodwill and other intangible assets
      The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested annually for impairment, and is tested for impairment more

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Investment in unconsolidated joint ventures and limited liability companies
      The Operating Partnership accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the Trust’s and EDR Predecessor’s share of equity in earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests. As of December 31, 2005 and 2004, the Trust and the EDR Predecessor, respectively, had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

•	Salisbury Student Apartment Developers Joint Venture, 33% owned by AOES

•	Salisbury Student Apartment Developers LLC, a Maryland limited liability company, 33% owned by the Promoter

•	University of Louisville Apartment Developers LLC, a Kentucky limited liability company, 50% owned by the Promoter

•	Hines/ AOES LLC, an Alabama limited liability company, 50% owned by AOES

•	National Development/ Allen & O’Hara CUPA, LLC, a Pennsylvania limited liability company, 50% owned by Allen & O’Hara Development Company, LLC (“AODC”)

•	National Development/ Allen & O’Hara Lock Haven, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	National Development/ Allen & O’Hara Clarion, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara National Development Bloomsburg LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	Allen & O’Hara/ Academic Privatization LLC, a Tennessee limited liability company, 50% owned by AODC

Revenue recognition
      The Trust and EDR Predecessor recognize revenue related to leasing activities at the student housing properties owned by the Trust and EDR Predecessor, management fees related to managing third party student housing properties, development consulting fees related to the general oversight of third party student housing development and operating expense reimbursements for payroll and related expenses incurred by third party student housing properties managed by the Trust and EDR Predecessor.
      Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to the leasing activities at the student housing properties and includes revenues from the leasing of space, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying consolidated and combined statements of operations. Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, the Trust and EDR Predecessor require each executed leasing contract to be

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
accompanied by a nonrefundable application fee and a signed parental guarantee. Receivables are recorded when billed, revenues and related lease incentives and nonrefundable application fees are recognized on a straight-line basis over the term of the contracts. The Trust and EDR Predecessor have no contingent rental contracts. The future minimum rental income to be received based on leases held as of December 31, 2005 is approximately $50,019. At certain student housing facilities the Trust and EDR Predecessor offer parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
      Student housing food service revenue — The Trust and EDR Predecessor provide food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract requires a flat weekly fee and the related revenues are recognized on a straight-line basis over the contract period. Additionally, the Trust and EDR Predecessor maintain a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
      Third-party development consulting revenue — The Trust and EDR Predecessor provide development-consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. A portion of the fee is typically received upfront and varies from 3-5% of the total estimated costs. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.
      Third-party management revenue — The Trust and EDR Predecessor enter into management contracts to manage third party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.
      Operating expense reimbursement revenue — The Trust and EDR Predecessor pay certain payroll and related costs related to the operations of third party student housing properties that are managed by the Trust and EDR Predecessor. Under the terms of the related management agreements, the third party property owners reimburse these costs. The amounts billed to the third party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.
      Due to the nature of the Trust and EDR Predecessor’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts for the year ended December 31, 2005 for the Trust, and the years ended

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2004 and 2003 for the EDR Predecessor. The Trust had no allowance for doubtful accounts for the year ended December 31, 2004.

	Education Realty	EDR
	Trust, Inc.	Predecessor

	2005	2004	2003

Balance, beginning of period	$—	$114	$47
Provision for uncollectible accounts	2,306	152	125
Deductions	(1,896)	(169)	(58)

Balance end of period	$410	$97	$114

Costs related to third party development consulting services
      Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying balance sheets.

Advertising expense
      Advertising expenses are charged to income during the period incurred. The Trust and EDR Predecessor do not use direct response advertising. Advertising expense was $1,990 for the Trust for the year ended December 31, 2005 and $587 and $622 for the EDR Predecessor for the years ended December 31, 2004 and 2003, respectively.

Minority interests
      Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profit interest units. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter.

Segment information
      The Trust and EDR Predecessor apply SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Trust and EDR Predecessor have identified three reportable business segments: student housing leasing, student housing development consulting services, and student housing management services.

Stock-based compensation
      The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan is described more fully in Note 8. The Trust follows Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which requires the value of these awards be recognized as an expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)

Fair value of financial instruments
      The Trust and EDR Predecessor follow SFAS No. 107, “Disclosure about the Fair Value of Financial Instruments,” which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Trust and EDR Predecessor do not hold or issue financial instruments for trading purposes. The Trust and EDR Predecessor consider the carrying amounts or cash and cash equivalents, restricted cash and short-term investments, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust and EDR Predecessor have estimated the fair value of the mortgage notes payable utilizing present value techniques. At December 31, 2005, the carrying amount and estimated fair value of the mortgage notes payable was $328,335 and $318,423, respectively. At December 31, 2004, the carrying amount and estimated fair value of the mortgage notes payable for the EDR Predecessor was $81,111 and $84,229, respectively. The revolving credit facility bears interest at variable rates and therefore cost approximates market value at December 31, 2004.

Recent accounting pronouncements
      In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The Trust does not believe that the adoption of SFAS No. 153 will have a significant impact on our financial statements.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Trust will adopt Statement 123(R) effective January 1, 2006, and does not believe it will have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole. In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 will be applied upon the adoption of Statement 123(R).
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The adoption of Interpretation 47 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
      In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Trust does not believe the adoption of EITF 04-5 will have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.

4.	Income taxes
      Upon formation, the TRS became subject to federal and state income taxation and accordingly established deferred tax assets and liabilities. The EDR Predecessor was not subject to income taxes. The net deferred tax asset recorded upon the formation was approximately $341.
      Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Deferred revenue	$458
Depreciation	39
Accrued expenses	109
Straight line rent	3

Total deferred tax assets	609
Deferred tax liability:
Amortization of management contracts intangible	(59)

Net deferred tax assets	$550

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      Significant components of the income tax provision (benefit) for the year ended December 31, 2005 are as follows:

Deferred:
Federal	$(182)
State	(27)

Deferred benefit	(209)

Current:
Federal	525
State	181

Current expense	706

Total provision	$497

      TRS earnings subject to tax consisted of $1,121 income for the year ended December 31, 2005. The reconciliation of income tax attributable to income before minority interest computed at the U.S. statutory rate to income tax provision is as follows:

Tax provision at U.S. statutory rates on TRS income subject to tax	$381
State income tax, net of federal benefit	114
Other	2

Tax provision	$497

5.	Student housing acquisitions
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

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
acquired and liabilities assumed in connection with the Formation Transactions as of the date of acquisition:

	EDR Predecessor	JPI Portfolio

Current assets and restricted cash	$6,175	$3,093
Student housing properties	117,587	403,380
Goodwill and other intangibles	4,225	3,562
Carryover basis at historical cost	17,382	—
Other	352	719

Total assets acquired	145,721	410,754
Current liabilities	(6,625)	(4,650)
Mortgage debt assumed net of premium/discount	(83,099)	(310,448)
Acquisition costs	(1,272)	(7,540)

Purchase price	$54,725	$88,116

      Subsequent to the Offering, the Operating Partnership has acquired student housing properties near the University of Mississippi (February 2005), the University of South Carolina (March 2005), Middle Tennessee State University (April 2005), the University of Florida (June 2005), and Auburn University (July 2005). The aggregate purchase price approximated $119.8 million, including the assumption of mortgage debt with a total contract value of $48.7 million. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the respective dates of the acquisitions:

Preliminary allocation
student housing
acquisitions

Current assets and restricted cash	$791
Student housing properties	117,390
Goodwill and other intangibles	1,209
Other	443

Total assets acquired	119,833
Current liabilities	(1,668)
Mortgage debt assumed net of premium/discount	(51,408)
Acquisition costs	(1,231)

Purchase price	$65,526

      The purchase price allocations above are considered preliminary and changes are expected as additional information becomes available. The results of operations for each acquisition have been included in our consolidated statements of operations from the respective acquisition dates. In connection with the acquisitions discussed above, $3,070 and $5,926 was allocated to goodwill and other identifiable intangibles (in-place leases and management contracts), respectively. In accordance with SFAS No. 142, goodwill is not subject to amortization and, therefore, the carrying value remains $3,070 at December 31, 2005. In-place lease intangibles and management contracts are amortized over the estimated life of the remaining lease/contract term. Amortization expense totaled $5,449 for the year ended December 31, 2005. Amortization expense for fiscal 2006 is estimated to be $368 and $34 annually in each of the four fiscal years following fiscal 2006.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 gives effect to the acquisitions as if the transactions had occurred at the beginning of the respective period:

	2005	2004

Pro forma revenue	$101,157	$93,375
Pro forma net loss	(15,362)	(12,169)
Loss per share	(.67)
      All pro forma financial information presented in this note is unaudited and is not necessarily indicative of the results that actually would have occurred if the properties were purchased at the beginning of the respective reporting period.

6.	Student housing properties
      Student housing properties consist of the following at December 31, 2005 and 2004 for the Trust and EDR Predecessor, respectively (the Trust had no investment in student housing properties at December 31, 2004):

	Education Realty	EDR
	Trust, Inc.	Predecessor

	2005	2004

Land	$50,818	$11,638
Land improvements	44,802	93
Construction in progress	542	—
Buildings	512,544	80,271
Furniture, fixtures and equipment	34,809	9,010

	643,515	101,012
Less accumulated depreciation	(23,210)	(17,227)

Student housing properties, net	$620,305	$83,785

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      Following is certain information related to the Trust’s investment in student housing properties as of December 31, 2005:

		Initial Cost				Total Costs
					Cost
			Buildings and		Capitalized		Buildings and		Accumulated	Date of
Property(3)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(4)	Acquisition

University Towers	$23,996	$2,195	$31,035	$33,230	$223	$2,195	$31,258	$33,453	$1,372	01/31/05
The Gables	4,499	198	5,099	5,297	40	198	5,139	5,337	245	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	93	1,740	18,078	19,818	727	01/31/05
Players Club	—	727	7,498	8,225	67	727	7,565	8,292	304	01/31/05
College Station	—	244	2,190	2,434	80	244	2,270	2,514	160	01/31/05
The Reserve at Clemson	11,810	625	18,230	18,855	68	625	18,298	18,923	783	01/31/05
NorthPointe	18,562	2,498	27,323	29,821	151	2,498	27,474	29,972	1,061	01/31/05
The Pointe at South Florida	23,900	3,508	30,510	34,018	242	3,508	30,752	34,260	1,336	01/31/05
The Reserve on Perkins(1)		913	15,795	16,708	222	913	16,017	16,930	698	01/31/05
The Commons at Knoxville	32,000	4,630	18,386	23,016	166	4,630	18,552	23,182	789	01/31/05
The Reserve at Tallahassee		2,743	21,176	23,919	195	2,743	21,371	24,114	870	01/31/05
The Pointe at Western	21,600	1,096	30,647	31,743	118	1,096	30,765	31,861	1,264	01/31/05
College Station at W. Lafayette	14,800	1,887	19,528	21,415	93	1,887	19,621	21,508	923	01/31/05
The Commons on Kinnear	14,700	1,327	20,803	22,130	108	1,327	20,911	22,238	766	01/31/05
The Pointe at Penn State(2)		2,151	35,094	37,245	144	2,151	35,238	37,389	1,369	01/31/05
The Reserve at Star Pass	50,740	1,584	30,810	32,394	189	1,584	30,999	32,583	1,280	01/31/05
The Reserve at Columbia	19,400	1,071	26,134	27,205	112	1,071	26,246	27,317	975	01/31/05
The Reserve on Frankford	14,500	1,181	26,758	27,939	167	1,181	26,925	28,106	1,208	01/31/05
The Village on Tharpe	—	5,410	46,504	51,914	170	5,410	46,674	52,084	1,846	01/31/05
The Lofts	26,500	2,801	34,117	36,918	85	2,801	34,202	37,003	1,190	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	501	1,896	15,421	17,317	667	01/31/05
Campus Creek	—	2,251	21,604	23,855	349	2,251	21,953	24,204	786	02/22/05
Pointe West	11,148	2,318	10,924	13,242	191	2,318	11,115	13,433	470	03/17/05
Campus Lodge	37,313	2,746	44,415	47,161	114	2,746	44,529	47,275	1,105	06/07/05
College Grove	—	1,334	19,270	20,604	767	1,334	20,037	21,371	738	04/27/05
The Reserve on South College	—	1,744	10,784	12,528	503	1,744	11,287	13,031	278	07/06/05

Totals	$325,468	$50,818	$587,539	$638,357	$5,158	$50,818	$592,697	$643,515	$23,210

(1)	The Reserve on Perkins is cross collateralized with The Commons at Knoxville against the $32.0 million outstanding loan.

(2)	The Pointe at Penn State is cross collateralized with The Reserve at Star Pass against the $50.7 million outstanding loan.

(3)	All properties are garden-style student housing communities except for University Towers which is a traditional residence hall.

(4)	Assets have useful lives ranging from 3 to 40 years.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      The following table reconciles the historical cost of the Trust’s investment in student housing properties for the year ended December 31, 2005 and the EDR Predecessor’s investment in student housing properties for the years ended December 31, 2004 and 2003:

	Education Realty
	Trust, Inc.	EDR Predecessor

	2005	2004	2003

Balance, beginning of the period	$—	$100,495	$99,946
Student housing acquisitions	638,357	—	—
Additions	5,513	517	549
Disposals	(355)	—	—

Balance, end of the period	$643,515	$101,012	$100,495

      The following table reconciles the accumulated depreciation of the Trust’s investment in student housing properties for the year ended December 31, 2005 and the EDR Predecessor’s investment in student housing properties for the years ended December 31, 2004 and 2003:

	Education Realty
	Trust, Inc.	EDR Predecessor

	2005	2004	2003

Balance, beginning of the period	$—	$14,107	$11,046
Depreciation	23,219	3,120	3,061
Disposals	(9)	—	—

Balance, end of the period	$23,210	$17,227	$14,107

7.	Investments in unconsolidated entities
      The Trust’s and EDR Predecessor’s ownership in SSAD, SSAD LLC, ULAD LLC, Hines/ AOES LLC, CUPA LLC, Lock Haven LLC, Clarion LLC, Bloomsburg LLC and AP LLC is accounted for under the equity method. The following is a summary of financial information for the Trust’s and EDR Predecessor’s unconsolidated joint ventures and limited liability companies at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. The Trust had no unconsolidated joint ventures at December 31, 2004.

	Education
	Realty	EDR
	Trust, Inc.	Predecessor

	2005	2004

Financial Position:
Total assets	$80	$111
Total liabilities	340	375

Deficit	(260)	(264)

Trust’s and EDR Predecessor’s investment in unconsolidated entities	$(130)	$(124)

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)

	Education Realty	EDR Predecessor
	Trust, Inc.
	2005	2004	2003

Results of Operations:
Revenues	$1,770	$2,272	$1,523
Net income	1,720	2,167	1,378
Trust’s and EDR Predecessor’s equity in earnings of unconsolidated entities	$853	$1,002	$629
      These entities primarily provide development consulting services to third party student housing owners in an agency capacity. However, SSAD LLC serves as the primary obligor in the development of University Park at Salisbury University. In this capacity, SSAD LLC is responsible for excess development costs, subject to force majeure, as defined in the ground lease agreement. Subsequent to completion of the project, SSAD LLC is required during the initial two years of operations to advance the third party owner sufficient amounts to fund any shortfalls between gross revenues and the sum of permitted expenses as defined in the ground lease plus payments of project debt principal and interest. The maximum amount to be advanced is limited to the project development fees ($810). Additionally the members of SSAD LLC have guaranteed the advances, if necessary, and have also guaranteed the timely completion of this project. As of December 31, 2005 and 2004, the project was completed within the scheduled deadline, and no excess development costs were paid by SSAD LLC.

8.	Incentive plans
      The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, other stock-based incentive awards, and profits interest units (“PIUs”) to employees, directors and other key persons providing services to the Company. The Trust has reserved 800,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.
      Since the completion of the Offering, the Trust has issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued 6,000 shares of restricted stock to its independent directors, which were all fully vested at December 31, 2005. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At December 31, 2005, unearned compensation totaled $2.5 million and is recorded as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The Trust recognizes the value of these awards as an expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. Since the completion of the Offering,

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
compensation expense of $.7 million was recognized in general and administrative expense in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
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
      A summary of the Trust’s stock-based incentive plan activity for the year ended December 31, 2005 is as follows:

	PIU’s	Restricted Stock	Total

Initial issuance	220,000	174,000	394,000
Granted	25,000	12,000	37,000

Outstanding at December 31, 2005	245,000	186,000	431,000

Vested at December 31, 2005	245,000	38,889	283,889

9.	Debt

Notes payable and revolving credit facility
      At December 31, 2004, the Operating Partnership had a Business Loan Agreement (the “Agreement”) with a financial institution with an outstanding balance of $497. All outstanding amounts under the Agreement were paid off on January 31, 2005 with proceeds of the Offering.
      The Operating Partnership also had an existing agreement with a financial institution to provide letters of credit in connection with the series of Formation Transactions. This agreement was secured by personal assets and a personal guarantee of the sole stockholder of the Trust. At December 31, 2004, there were three outstanding letters of credit under this arrangement totaling $1,000 in connection with the proposed purchase of the JPI portfolio. The letters of credit were cancelled upon the closing of the JPI portfolio acquisition on January 31, 2005.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      The EDR Predecessor had a demand note payable to the Promoter that allowed it to borrow up to $600. The note had an outstanding balance of $485 at December 31, 2004, and was paid in full on January 31, 2005 as part of the Formation Transactions. Interest expense on the demand note totaled $18 and $13 for the years ended December 31, 2004 and 2003, respectively.
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
      The Operating Partnership’s revolving credit facility contains customary affirmative and negative covenants and does contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The first test date for these EBITDA covenants will be the earlier of the quarter ending March 31, 2006 and the date upon which outstanding borrowings under the revolving credit facility exceed $25 million. As of December 31, 2005, the Operating Partnership had no amount outstanding under the revolving credit facility but subsequently borrowed $40 million to finance the Place Properties portfolio acquisition discussed in Note 17.
      The interest rates per annum applicable to loans under the revolving credit facility are, at the Operating Partnership’s option, equal to a base rate or one-, two-, or three-month LIBOR plus an applicable margin based upon our leverage. The Trust expects the alternate base rate to be the greater of (i) the JP Morgan Chase Bank prime rate or (ii) 50 basis points over the federal funds rate most recently determined by JP Morgan Chase Bank.
      On March 30, 2006, the revolving credit facility was amended and restated. Simultaneously the Operating Partnership obtained a term loan. See Note 17.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)

Mortgage debt
      At December 31, 2005 the Trust had mortgage notes payable consisting of the following notes which were secured by the underlying student housing properties or leaseholds consisting of:

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2005	Interest Rate	Date	Amortization

University Towers	$23,996	6.77%	3/1/2008	30 Year
The Reserve at Clemson	11,810	6.63%	5/1/2007	30 Year
The Gables	4,499	5.50%	11/1/2013	30 Year
NorthPointe	18,562	6.63%	5/1/2007	30 Year
The Pointe at S. Florida	23,900	5.48%	7/7/2009	30 Year
The Pointe at Western	21,600	5.48%	7/7/2009	30 Year
The Lofts	26,500	3.49%	4/5/2007	30 Year
The Reserve on Perkins/The Commons at Knoxville	32,000	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	50,740	5.48%	7/7/2009	30 Year
Campus Lodge	37,313	6.97%	5/1/2012	30 Year
Pointe West	11,148	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,800	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,700	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,500	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,400	5.48%	7/7/2009	30 Year

Total debt /weighted average rate	$325,468	5.67%
Unamortized premium	2,867

Total mortgage loans net of unamortized premium	328,335
Less current portion of long-term debt	(2,932)

Total long-term debt, net of current portion	$325,403

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      Scheduled maturities of all outstanding debt, including non-mortgage debt not shown above, as of December 31, 2005 are as follows:

Year

2006	$2,932
2007	61,233
2008	27,618
2009	183,748
2010	888
Thereafter	49,049

Total	$325,468
Debt premium	2,867

Outstanding as of December 31, 2005, net of debt premium	$328,335

      The following table reconciles the carrying amount of long-term debt for the years ended December 31, 2005 and 2004 for the Trust and for the years ended 2004 and 2003 for the EDR Predecessor, respectively:

	Education Realty
	Trust, Inc.		EDR Predecessor

	2005	2004	2004	2003

Balance, beginning of period	$497	$—	$82,204	$82,959
Assumption of mortgage debt at fair value	444,964	—	—	—
Additions	6	497	—	200
Repayments of principal	(116,768)	—	(1,093)	(955)
Amortization of premium	(364)	—	—	—

Balance, end of period	$328,335	$497	$81,111	$82,204

10.	Segments
      The Trust and EDR Predecessor define business segments by their distinct customer base and service provided. The Trust and EDR Predecessor have identified three reportable segments: student housing leasing, student housing development-consulting services, and student housing management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      Intercompany fees are reflected at the contractually stipulated amounts. The following table represents the Trust’s and EDR Predecessor’s segment information for the years ended December 31, 2005, 2004 and 2003:

	Education Realty	EDR Predecessor
	Trust, Inc.
	2005	2004	2003

Student Housing Leasing
Rental revenues	$75,877	$16,353	$15,293
Food service revenue	3,491	4,680	4,681

Total revenues from external customers	79,368	21,033	19,974
Rental expenses	37,794	7,786	7,560
Food service expenses	3,275	2,758	2,644
Intersegment expense	2,644	973	959

Net operating income	$35,655	$9,516	$8,811

Depreciation and amortization	$30,271	$3,283	$3,235

Interest expense	$16,307	$5,623	$5,597

Total segment assets, end of the period	$638,312	$88,166	$90,976

Student Housing Development Consulting Services
Development consulting fees	$1,759	$392	$691
Operating expense reimbursements	848	311	386

Total revenues from external customers	2,607	703	1,077
Development consulting expenses		136	184
General and administrative	1,339	838	675
Reimbursable operating expenses	848	311	386
Corporate overhead allocation	906	355	386

Net operating income (loss)	$(486)	$(937)	$(554)

Interest income	6
Equity in earnings of unconsolidated entities	$880	$1,002	$629

Total segment assets, end of period (includes goodwill of $921)	$1,825	$38	$109

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)

	Education Realty
	Trust, Inc.	EDR Predecessor

	Year Ended December 31,

	2005	2004	2003

Student Housing Management Services
Management fees from external customers	$1,968	$1,326	$1,026
Operating expense reimbursements	5,846	4,912	4,052

Total revenues from external customers	7,814	6,238	5,078
Intersegment revenues	2,644	973	959

Total revenues	10,458	7,211	6,037
General and administrative expenses	2,037	1,556	1,313
Reimbursable operating expenses	5,846	4,912	4,052
Corporate overhead allocation	1,932	660	716

Net operating income (loss)	$643	$83	$(44)

Total segment assets, end of period (includes goodwill of $2,149)	$5,084	$670	$839

Reconciliation of segment net operating income (loss) before taxes and minority interest to the Trust’s net operating income before taxes and minority interest:
Total segment revenues	$92,433	$28,947	$27,088
Elimination of intersegment revenues	(2,644)	(973)	(959)

Total consolidated revenues	$89,789	$27,974	$26,129

Segment net operating income before taxes and minority interest	$35,812	$8,662	$8,213
Depreciation and amortization	31,072	3,283	3,235
Interest	16,665	5,623	5,597
Interest income	(1,303)	—	—
Equity in earnings of unconsolidated entities	(880)	(1,002)	(629)
Unallocated corporate amounts:
Non cash compensation charge for PIUs and restricted stock	4,679	—	—
Other corporate expenses	1,656	—	—

Net income (loss) before taxes and minority interest	$(16,077)	$758	$10

Reconciliation of segment assets at December 31, 2005 to the Trust’s total assets as of December 31, 2005:
Total segment assets, end of period (includes goodwill of $3,070)	$645,221	$88,874	$91,924
Unallocated corporate amounts:
Cash	52,689	—	—
Other assets	4,870	—	—
Deferred financing costs, net	1,269	—	—

Total assets, December 31, 2005	$704,049	$88,874	$91,924

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)

11.	Related party transactions
      Allen & O’Hara, Inc. (“A&O”), 100% owned by the Promoter, incurred certain common costs on behalf of the entities comprising the EDR Predecessor. These costs relate to human resources, information technology, legal, and certain management personnel. A&O allocated the costs to the EDR Predecessor based on time and effort expended. Indirect costs were allocated monthly in an amount that approximated what management believed costs would have been had each entity operated on a stand-alone basis. The allocated expense totaled $1,015 and $1,102 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, the Trust incurred common costs on behalf of Allen & O’Hara, Inc. in the amount of $560. The costs were allocated to Allen & O’Hara, Inc. in the same manner Allen & O’Hara, Inc. allocated costs to the EDR Predecessor discussed above.
      The Trust and EDR Predecessor engage A&O to procure furniture, fixtures and equipment form third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust and EDR Predecessor incurs a service fee in connection with this arrangement and the expense totaled less than $100 for each of the three years in the period ended December 31, 2005.
      In connection with the Offering and the Formation Transactions discussed in Note 2, A&O had incurred approximately $4,012 in costs of which $3,790 was deferred and is reflected on the Trust’s accompanying balance sheet as of December 31, 2004. These costs were offset against the offering proceeds or capitalized as additional purchase price as a result of the Offering and Formation Transactions.
      In March of 2006, A&O paid a bonus of $210 in total to former executives of A&O that are currently employed by the Trust. The bonus was paid to compensate these executives for services provided to A&O prior to January 30, 2005.

12.	Lease commitments
      The Trust and EDR Predecessor have various operating leases for furniture, office and technology equipment which expire through fiscal year 2010. Rental expense under the operating lease agreements approximated $438, $41, and $18 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 are as follows:

Year Ending	2005

2006	$437
2007	433
2008	430
2009	352
2010	1
Thereafter	—

13.	Employee savings plan
      The Trust’s or the EDR Predecessor’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 30% is provided on eligible employees’

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $44, $18, and $16, for the years ended December 31, 2005, 2004 and 2003, respectively (see note 17).

14.	Accrued expenses
      Accrued expenses consist of the following at December 31, 2005 and 2004 for the Trust and EDR Predecessor, respectively:

	Education Realty
	Trust, Inc	EDR Predecessor
	2005	2004

Payroll	$1,331	$241
Real estate taxes	2,755	283
Interest	1,435	450
Utilities	419	77
Other	1,355	329

Total accrued expenses	$7,295	$1,380

15.	Commitments and contingencies
      In connection with the acquisition of the JPI portfolio discussed in note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. The Operating Partnership advanced $5,996 to the seller on January 31, 2005 and the balance remains outstanding as of December 31, 2005.
      Additionally in connection with the acquisition of the JPI portfolio, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988. The notification included one of the student housing properties we acquired from JPI. In October 2002 the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
      On September 14, 2005, the Operating Partnership entered into a Contribution Agreement with Place Properties, L.P. (“Place”) and an affiliate of Place to acquire a portfolio of 13 student housing properties. The Operating Partnership was required to pay $4.0 million in earnest money upon entering into the Contribution Agreement. This deposit is classified in other assets in the accompanying balance sheet at December 31, 2005. The acquisition was closed January 6, 2006 (see note 17).
      The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit has a $1,500 balance outstanding at December 31, 2005 and is secured by the Operating Partnership’s existing revolving credit facility.
      In connection with the Private Placement discussed in note 2, the Trust also entered into a registration rights agreement with the investors in the Private Placement on September 22, 2005 (the “Registration

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
Rights Agreement”). Pursuant to the Registration Rights Agreement, the Trust agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date (the “Registration Deadline”). The registration statement covering the shares was declared effective on February 13, 2006 (see note 17).
      As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the student housing properties that would have a material adverse effect on the Trust’s consolidated financial condition or results of operations.
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

16.	Quarterly financial information (unaudited)
      Quarterly financial information for the years ended December 31, 2005 and 2004 is summarized below:

2005 — The Trust	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$13,660	$21,855	$23,814	$27,914	$87,243
Operating expenses	17,045	22,275	26,719	21,364	87,403
Nonoperating expenses	3,498	4,237	4,888	4,164	16,787
Equity in earnings of unconsolidated entities	71	158	331	293	853
Income taxes (expense)/benefit	66	104	(340)	(327)	(497)
Minority interest	431	335	618	(344)	1,040

Net income (loss)	$(6,315)	$(4,060)	$(7,184)	$2,008	$(15,551)

2004 — EDR Predecessor	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$7,692	$6,414	$6,525	$7,343	$27,974
Operating expenses	5,440	5,249	6,376	5,367	22,432
Nonoperating expenses	1,445	1,440	1,452	1,449	5,786
Equity in earnings of unconsolidated entities	422	374	137	69	1,002

Net income (loss)	$1,229	$99	$(1,166)	$596	$758

17.	Subsequent events
      On January 6, 2006 the Trust completed the acquisition of the 13 collegiate student housing communities with a combined total of 5,894 beds from Place Properties, L.P. of Atlanta, Georgia. The Trust acquired the Place Properties portfolio for a combination of cash, partnership units and assumed debt. The cash contribution totaled approximately $95.8 million, including cash used to repay debt. The cash came from approximately $67.2 million raised in a private placement of EDR shares in September of 2005 and from $28.6 million drawn from the company’s $100 million credit facility. The Trust also contributed 36,954 limited partnership units, which are convertible into a like number of the Trust’s common shares, and assumed interest-only mortgage debt on the portfolio of approximately $98.7 million. The mortgage debt carries an average interest rate of 6.439% and an average term of 3.9 years. Under

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
terms of the transaction, Place Properties sold its owned portfolio to the Trust and then leased back the properties and will operate them with the existing management teams under a renewable, initial five-year lease agreement with the Trust. The portfolio acquired from Place Properties includes:

•	Troy Place, a 408-bed community serving Troy State University in Troy, Ala.

•	Jacksonville Place, a 504-bed community serving Jacksonville State University in Jacksonville, Ala.

•	Statesboro Place, a 528-bed community serving Georgia Southern University in Statesboro, Ga.

•	Macon Place, a 336-bed community serving Macon State University in Macon, Ga.

•	Clayton Place I and II, with 854 beds serving Clayton College and State University in Morrow, Ga.

•	Carrollton Place, a 336-bed community serving the State University of West Georgia in Carrollton, Ga.

•	River Place, a 504-bed community serving the State University of West Georgia in Carrollton, Ga.

•	Murray Place, a 408-bed community serving Murray State University in Murray, Ky.

•	Western Place, a 504-bed community serving Western Kentucky University in Bowling Green, Ky.

•	Cape Place, a 360-bed community serving SE Missouri State University in Cape Girardeau, Mo.

•	Clemson Place, a 288-bed community serving Clemson University in Clemson, S.C.

•	Berkeley Place, a 480-bed community serving Clemson University in Clemson, S.C.

•	Martin Place, a 384-bed community serving the University of Tennessee at Martin in Martin, Tenn.
      On January 11, 2006 our board of directors declared a fourth quarter distribution of $0.30 per share of common stock for the quarter ending on December 31, 2005. The distribution was payable on February 7, 2006 to stockholders of record at the close of business on January 24, 2006.
      On February 13, 2006 the registration statement for 6,271,229 shares of the Trust’s common stock was declared effective. These shares of common stock are comprised of:

•	1,376,472 shares of common stock issued or issuable upon redemption of limited partnership units of Education Realty Operating Partnership, LP, our operating partnership subsidiary, which units were issued to selling stockholders on January 31, 2005, in connection with our acquisition of properties in our formation transactions;

•	269,757 shares of common stock issued or issuable upon redemption of limited partnership units of University Towers Operating Partnership, L.P., our subsidiary partnership that owns our University Towers properties, which units were issued to selling stockholders on January 31, 2005, in connection with our acquisition of the University Towers properties;

•	250,000 shares of common stock issuable upon exercise of a warrant granted to JPI Investment Company, L.P. on January 31, 2005, in connection with our acquisition of properties in our formation transactions; and

•	4,375,000 shares of common stock issued to selling stockholders on September 30, 2005, in connection with our private placement of shares of our common stock.
      Each limited partnership unit in our Operating Partnership and our University Towers partnership referenced above is subject to redemption at the election of the holder of the unit. In the event of redemption, the Trust may deliver one share of its common stock in exchange for each unit, or cash in an amount equal to the fair market value of one share of our common stock.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except share and per share data)
      On February 15, 2006 our board of directors approved a change to the Trust’s 401(k) savings plan (the “Plan”) by increasing the Trust’s matching contribution by 20%. The Trust will provide a matching contribution of 50%, formerly 30%, upon eligible employees’ contributions up to the first 3% of compensation.
      On March 30, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100 million and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50 million. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured in a manner consistent with the original agreement whereby such security generally consists of a cross-collaterialized, first mortgage lien on the Trust’s student housing properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.
      Availability under the Operating Partnership’s Amended Revolver is limited to a “borrowing base availability” consistent with the original agreement. The borrowing base availability is equal to the lesser of (i) 65% of the property asset value (as defined in the amended credit agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended credit agreement.
      The Operating Partnership’s Amended Revolver and Term Loan contain customary affirmative and negative covenants and do contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests.
      Additionally the Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased Restricted Payment, the Total Leverage Ratio shall remain less than or equal to 60%; or (b) the increased Restricted Payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of Funds From Operations for the applicable period through and including December 31, 2006, and (ii) 95% of Funds From Operations for the applicable period thereafter.
      The interest rates per annum applicable to the Amended Revolver are, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rates per annum applicable to the Term Loan are, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/Allen & O’Hara CUPA, LLC
Memphis, Tennessee
      We have audited the accompanying balance sheet of National Development/ Allen & O’Hara CUPA, LLC (the “Company”), a limited liability company, which is owned 50% by Allen & O’Hara Development Company, LLC, as of December 31, 2004 and the related statements of operations, members’ equity, and cash flows for the year ended December 31, 2004 and the period from April 1, 2003 (date operations commenced) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such financial statements present fairly, in all material respects, the financial position of National Development/ Allen & O’Hara CUPA, LLC at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period April 1, 2003 (date operations commenced) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ALLEN & O’HARA CUPA, LLC
BALANCE SHEETS
December 31, 2005 (unaudited) and 2004

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash	$1	$8
Receivables	—	1

Total assets	$1	$9

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$—	$—
Deferred development revenue	146	—

Total current liabilities	146	—
Commitments and contingencies
Members’ equity (deficit)	(145)	9

Total liabilities and members’ deficit	$1	$9

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 (unaudited) and 2004 and the period from
April 1, 2003 (date operations commenced) to December 31, 2003

	2005	2004	2003

	(In thousands)
Third-party development consulting services	$320	$573	$584
Operating expenses	8	39	4

Net income	$312	$534	$580

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the years ended December 31, 2005 (unaudited) and 2004 and the period from
April 1, 2003 (date operations commenced) to December 31, 2003

	Members’ Equity

	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total

	(In thousands)
Members’ Equity, April 1, 2003 (Date Operations Commenced)	—	—	—
Distributions to members	$(488)	$(488)	$(976)

Net income	290	290	580
Members’ Deficit, December 31, 2003	(198)	(198)	(396)
Distributions to members	(64)	(65)	(129)
Net income	267	267	534

Member’s Equity, December 31, 2004	5	4	9
Distributions to members (unaudited)	(233)	(233)	(466)
Net income (unaudited)	156	156	312

Member’s Deficit, December 31, 2005 (unaudited)	$(72)	$(73)	$(145)

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005 (unaudited) and 2004 and the period from
April 1, 2003 (date operations commenced) to December 31, 2003

	2005	2004	2003

	(In thousands)
Operating activities:
Net income	$312	$534	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	1	203	(204)
Accounts payable and accrued expenses	—	(227)	227
Deferred development revenue	146	(428)	428

Net cash provided by operating activities	459	82	1,031

Financing activities:
Distributions to members	(466)	(129)	(976)

Net cash used in financing activities	(466)	(129)	(976)

Net increase in cash and cash equivalents	(7)	(47)	55
Cash, beginning of period	8	55	—

Cash, end of period	$1	$8	$55

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS
Years ended December 31, 2005 (unaudited) and 2004 and period from
April 1, 2003 (date operations commenced) to December 31, 2003
(Dollars in thousands)

1.	Ownership and operation of the company-
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
      The Company executed a second development consulting services agreement (the “Phase IV Agreement”) with the Owner on May 1, 2005. The purpose of the Phase IV Agreement is to provide an additional 447 beds of student housing and relevant common space to the Project. The total development fee for the Phase IV Agreement is $668 of which $320 was recognized, as discussed in Note 2, as of December 31, 2005.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2005 (unaudited) and 2004 and period from
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

Fair value of financial instruments
      The carrying amount of cash, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the relatively short-term nature of these instruments.

Federal income taxes
      No provision for income taxes has been recorded in the financial statements, as the members are required to report their share of the Company’s earnings in their respective income tax returns.

Unaudited financial information
      The financial information as of December 31, 2005 and the year then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.

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
Years ended December 31, 2005 (unaudited) and 2004 and period from
April 1, 2003 (date operations commenced) to December 31, 2003
(Dollars in thousands)
      AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. The amounts reimbursed to the affiliate of AODC totaled $130 and $14 for the years ended December 31, 2005 (unaudited) and 2004 and $21 for the period April 1, 2003 to December 31, 2003.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/ Allen & O’Hara Clarion, LLC
Memphis, Tennessee
      We have audited the accompanying balance sheet of National Development/ Allen & O’Hara Clarion, LLC (the “Company”), a limited liability company which is owned 50% by Allen & O’Hara Development Company, LLC, as of December 31, 2004, and the related statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
      In our opinion, such financial statements present fairly, in all material respects, the financial position of National Development/ Allen & O’Hara Clarion, LLC at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
BALANCE SHEETS
December 31, 2005 (unaudited) and December 31, 2004

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash	$8	$4
Receivables	—	27

Total assets	$8	$31

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$—	$1
Deferred development revenue	—	—

Total current liabilities	—	1
Members’ equity	8	30

Total liabilities and members’ equity	$8	$31

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
STATEMENTS OF OPERATIONS
For the year ended December 31, 2005 (unaudited) and 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)

	2005	2004	2003

	(In thousands)
Third-party development consulting services	$4	$764	$140
Operating expenses	—	13	3

Net income	$4	$751	$137

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the year ended December 31, 2005 (unaudited) and 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)

	Members’ Equity

	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total

	(In thousands)
Members’ Equity, September 1, 2003 (Date Operations Commenced) (unaudited)	$—	$—	$—
Distributions to members (unaudited)	(134)	(134)	(268)
Net income (unaudited)	68	69	137

Members’ Equity, December 31, 2003 (unaudited)	(66)	(65)	(131)
Distributions to members	(295)	(295)	(590)
Net income	376	375	751

Members’ Equity, December 31, 2004	15	15	30
Distributions (unaudited)	(13)	(13)	(26)
Net income (unaudited)	2	2	4

Members’ Equity, December 31, 2005 (unaudited)	$4	$4	$8

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2005 (unaudited) and 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)

	2005	2004	2003

Operating activities:
Net income	$4	$751	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	27	146	(173)
Accounts payable and accrued expenses	(1)	(1)	2
Deferred development revenue	—	(303)	303

Net cash provided by operating activities	30	593	269
Financing activities:
Distributions to members	(26)	(590)	(268)

Net cash used in financing activities	(26)	(590)	(268)
Net increase in cash and cash equivalents	4	3	1
Cash, beginning of period	4	1	—

Cash, end of period	$8	$4	$1

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2005 and 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003
(2005 and 2003, unaudited)
(Dollars in thousands)

1.	Ownership and operation of the company
      National Development/ A&O Clarion, LLC (the “Company”) was formed on March 7, 2003, as a Tennessee Limited Liability Company. The Company was formed for the sole purpose of serving as the developer and construction advisor for a project to build a student housing facility (the “Project”) on the campus of Clarion University in Clarion, Pennsylvania (the “University”). The facility is a garden style apartment complex with 656 beds in 176 units both furnished and unfurnished.
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

2.	Summary of significant accounting policies

Basis of presentation and accounting
      The accompanying financial statements represent the assets and liabilities and operating results of National Development/ A&O Clarion, LLC and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). Revenues are recognized when earned and expenses and costs are recognized when incurred.

Balance sheet classification
      Assets to be realized and obligations to be paid in the twelve months following the respective balance sheet date are classified as current.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2005 and 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003
(2005 and 2003, unaudited)
(Dollars in thousands)

Unaudited financial information
      The financial information as of December 31, 2005 and 2003 and the periods ended December 31, 2005 and 2003 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.

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

Fair value of financial instruments
      The carrying amount of cash, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the relatively short-term nature of these instruments.

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
      AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. There were no amounts reimbursed to the affiliate of AODC in 2005. The amounts reimbursed to the affiliate of AODC totaled $117 and $38 for the year ended December 31, 2004 and the period from September 1, 2003 (date operations commenced) to December 31, 2003(unaudited) respectively.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2005 and 2004 and the period from
September 1, 2003 (date operations commenced) to December 31, 2003
(2005 and 2003, unaudited)
(Dollars in thousands)

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
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ALLEN & O’HARA LOCK HAVEN, LLC
BALANCE SHEETS
December 31, 2005 (unaudited) and December 31, 2004

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash	$1	$2

Total assets	$1	$2

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1	$1
Deferred development revenue	—	5

Total current liabilities	$1	$6
Commitments and contingencies
Members’ deficit	—	(4)

Total liabilities and members’ deficit	$1	$2

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF OPERATIONS
For the year ended December 31, 2005 (unaudited) and 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)

	2005	2004	2003

	(In thousands)
Third-party development consulting services	$6	$351	$177
Operating expenses	2	1	3

Net income	$4	$350	$174

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the years ended December 31, 2005 (unaudited) and 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)

	Members’ Equity

	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total

	(In thousands)
Members’ Equity, July 1, 2003 (Date Operations Commenced) (unaudited)	$—	$—	$—
Distributions to members (unaudited)	(186)	(186)	(372)
Net income (unaudited)	87	87	174
Members’ Deficit, December 31, 2003(unaudited)	(99)	(99)	(198)
Distributions to members	(78)	(78)	(156)
Net income	175	175	350

Members’ Deficit, December 31, 2004	(2)	(2)	(4)
Distributions to members (unaudited)	—	—	—
Net Income (unaudited)	2	2	4

Members’ Equity, December 31, 2005 (unaudited)	$—	$—	$—

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2005 (unaudited) and 2004 and the period from
July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited)

	2005	2004	2003

	(In thousands)
Operating activities:
Net income	$4	$350	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Receivables	—	14	(14)
Accounts payable and accrued expenses	—	(1)	2
Deferred development revenue	(5)	(209)	214

Net cash provided by operating activities	(1)	154	376
Financing activities:
Distributions to members	—	(156)	(372)

Net cash used in financing activities	—	(156)	(372)
Net increase in cash and cash equivalents	(1)	(2)	(3)
Cash, beginning of period	2	4	7

Cash, end of period	$1	$2	$4

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS
The year ended December 31, 2005 (unaudited) and 2004 and the period from
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

Unaudited financial information
      The financial information as of December 31, 2005 and 2003 and for the periods ended December 31, 2005 and 2003 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments,

NATIONAL DEVELOPMENT/ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.

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

Fair value of financial instruments
      The carrying amount of cash, accounts receivable, and accounts payable and accrued expenses approximate fair value because of the relatively short-term nature of these instruments.

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
      AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. There were no amounts reimbursed to the affiliates of AODC in 2005. The amounts reimbursed to the affiliate of AODC totaled $102 and $53 for the year ended December 31, 2004 and the period from July 1, 2003 (date operations commenced) to December 31, 2003 (unaudited) respectively.

NATIONAL DEVELOPMENT/ALLEN & O’HARA LOCK HAVEN, LLC
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

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)
4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.1	Form of Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.2	Form of Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.3	Form of Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 4 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 11, 2005.)
10.4	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)
10.5	Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.6	Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.7	Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.8	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.9	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.10	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit
Number	Description

10.11	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.12	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.13	Contract of Sale/Contribution made effective as of September 17, 2004, by and among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.14	Contract of Sale made effective as of September 17, 2004, by and among Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.15	Contract of Sale/Contribution made effective as of September 17, 2004, by and among Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.16	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.17	Form of Revolving Loan Agreement dated January 31, 2005, between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.18	Form of Collateral Assignment of Partnership Interest and Pledge Agreement dated
10.19	Form of Secured Non-Recourse Revolving Note dated 2005, issued by JPI Multifamily Investments L.P. to Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.20	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.21	Assignment and Assumption Agreement dated November 2, 2004, between Education Realty Operating Partnership, LP and Allen & O’Hara, Inc. related to Morgan Keegan & Company, Inc. financial advisory services agreement dated March 18, 2004. (Incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)
10.22	Commitment Letter for Revolving Credit Facility by and among JP Morgan Chase Bank, UBS AG, Education Realty Operating Partnership, LP and the Registrant dated December 22, 2004. (Incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 3 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 3, 2005.)

Exhibit
Number	Description

10.23	Property Management and Leasing Agreement (Jefferson Commons — Penn State) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.24	Property Management and Leasing Agreement (Jefferson Commons — Purdue) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.25	Property Management and Leasing Agreement (Jefferson Commons — Western Michigan) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.26	Property Management and Leasing Agreement (Jefferson Commons — Texas Tech) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.27	Property Management and Leasing Agreement (Jefferson Commons — Oklahoma State) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.28	Property Management and Leasing Agreement (Jefferson Commons — Kansas) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.29	Property Management and Leasing Agreement (Jefferson Commons — Knoxville) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.30	Property Management and Leasing Agreement (Jefferson Commons — Columbia) dated November 22, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.31	Property Management and Leasing Agreement (Jefferson Commons — Ohio State) dated December 8, 2004, by and between Education Realty Operating Partnership, LP and JPI Management Services, L.P. (Incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.32	Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.33	Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)
10.34	Underwriting Agreement dated January 25, 2005 among Education Realty Trust, Inc. and the underwriters named therein. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32417), filed on January 28, 2005.)
10.35	Credit Agreement, dated January 31, 2005, by and among Education Realty Operating Partnership, LP and certain of its subsidiaries, as Borrower, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and UBS Securities LLC, as Syndication Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32417), filed on February 2, 2005.)
11	Statement Re: Computation of per share earnings (included within 10K)
14	Code of Ethics

Exhibit
Number	Description

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-119264), filed on January 27, 2005.)
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer.