Form 10-Q
period 2006-03-31
Education Realty Trust, Inc.
filed 2006-05-15
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-32417
Education Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-1352180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis, Tennessee	38117
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (901)259-2500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of May 12, 2006, the latest practicable date, the Registrant had outstanding 26,411,000 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
Quarter Ended March 31, 2006

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2006 (unaudited) and December 31, 2005	2

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. for the three months ended March 31, 2006 and the period January 31 through March 31, 2005 (unaudited) and for Education Realty Trust Predecessor for the period January 1, 2005 to January 30, 2005	3

Condensed Consolidated and Combined Statements of Cash Flows of Education Realty Trust, Inc. for the three months ended March 31, 2006 and the period January 31 through March 31, 2005 (unaudited) and for Education Realty Trust Predecessor for the period January 1, 2005 to January 30, 2005	4

Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I Financial Information
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005

	(unaudited)
Assets
Student housing properties, net	$814,145	$620,305
Corporate office furniture, net	933	991
Cash and cash equivalents	4,311	61,662
Restricted cash	10,004	6,738
Student contracts receivable, net	262	470
Receivable from affiliate	61	—
Management fee receivable from third party	272	552
Goodwill and other intangibles, net	3,400	3,546
Other assets	8,105	9,785

Total assets	$841,493	$704,049

Liabilities and stockholders’ equity

Liabilities:
Mortgage loans, net of unamortized premium/discount	$426,472	$328,335
Other long term debt	50,000	—
Accounts payable	626	2,075
Accrued expenses	8,289	7,295
Accounts payable affiliate	—	225
Deferred revenue	6,079	7,660

Total liabilities	491,466	345,590

Minority interest	28,157	27,926

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 26,272,889 and 26,263,889 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	263	263
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	343,781	351,664
Loan to unitholder	(5,996)	(5,996)
Warrants	375	375
Accumulated deficit	(16,553)	(15,773)

Total stockholders’ equity	321,870	330,533

Total liabilities and stockholders’ equity	$841,493	$704,049

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Education Realty Trust, Inc.		EDR Predecessor
	Consolidated		Combined
	Three months ended	January 31 through	January 1 through
	March 31,	March 31,	January 30,
	2006	2005	2005
	(unaudited)	(unaudited)
Revenues:
Student housing leasing revenue	$22,534	$12,088	$1,503
Student housing food service revenue	968	588	269
Other leasing revenue	3,434	—	—
Third-party development services	555	9	—
Third-party management services	699	289	103
Operating expense reimbursements	1,795	686	671

Total revenues	29,985	13,660	2,546

Operating expenses:
Student housing leasing operations	9,289	4,903	524
Student housing food service operations	859	520	255
General and administrative	2,980	5,177	367
Depreciation and amortization	9,153	5,759	260
Reimbursable operating expenses	1,795	686	671

Total operating expenses	24,076	17,045	2,077

Operating income (loss)	5,909	(3,385)	469

Nonoperating expenses:
Interest expense	6,870	2,577	479
Exit fees on early repayment of mortgages	—	1,084	—
Amortization of deferred financing costs	274	116	—
Interest income	(209)	(279)	—

Total nonoperating expenses	6,935	3,498	479

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,026)	(6,883)	(10)

Equity in earnings of unconsolidated entities	283	71	27

Income (loss) before income taxes and minority interest	(743)	(6,812)	17
Income tax benefit	(104)	(66)	—

Net income (loss) before minority interest	(639)	(6,746)	17

Minority interest	141	(431)	—

Net income (loss)	$(780)	$(6,315)	$17

Earnings per share information:
Loss per share — basic and diluted	$(0.03)	$(0.29)

Weighted average common shares outstanding- basic and diluted	26,268,389	21,853,599

Distributions per common share	$.2975	$.19

See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			EDR Predecessor
			Combined
	Education Realty Trust, Inc.		January 1
	Consolidated		through
	Three months ended	January 31 through	January
	March 31,	March 31,	30,
	2006	2005	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$(780)	$(6,315)	$17
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,153	5,759	246
Deferred tax (benefit) expense	149	—	—
Loss on disposal of assets	12	—	—
Amortization of deferred financing costs	274	116	14
Amortization of unamortized debt premiums/discounts	(121)	3	—
Noncash compensation expense related to PIUs and restricted stock	320	4,155	—
Equity in earnings of unconsolidated entities	(283)	(71)	(27)
Minority interest	141	(431)	—
Change in operating assets and liabilities (net of acquisitions)	(3,995)	(4,135)	(91)

Net cash provided by (used in) operating activities	4,870	(919)	158

Investing activities:
Property acquisitions, net of cash acquired	(100,384)	(147,658)	(25)
Deferred acquisition costs and earnest money deposits	—	(350)	—
Purchase of corporate furniture and fixtures	(18)	(841)	—
Restricted cash	(890)	(1,041)	(2,348)
Investment in student housing properties	(612)	(131)	—

Net cash used in investing activities	(101,904)	(150,021)	(2,373)

Financing activities:
Payment of mortgage notes	(403)	(114,916)	(98)
Borrowings of long-term debt	50,000	—	—
Debt issuance costs	(1,302)	(2,231)	—
Repayment of line of credit, net	—	(502)	—
Loan to unitholder	—	(5,996)	—
Proceeds from Offering	—	349,600	—
Payment of offering costs	(110)	(26,963)	—
Dividends and distributions paid	(8,502)	—	—
Repayment of notes payable affiliate	—	(485)	—

Net cash provided by (used in) financing activities	39,683	198,507	(98)

Net increase (decrease) in cash and cash equivalents	(57,351)	47,567	(2,313)

Cash and cash equivalents, beginning of period	61,662	1	2,883

Cash and cash equivalents, end of period	$4,311	$47,568	$570

Supplemental disclosure of cash flow information:
Interest paid	$6,438	$2,545	$471

Income taxes paid	$310	$—	$—

Supplemental disclosure of noncash activities:
Prepaid offering costs charged against equity	$—	$2,218	—
Prepaid acquisition costs	4,718	—	—
Units issued in connection with acquisitions	500	26,340	—
Warrants issued	—	375	—
Debt assumed in property acquisitions net of premium	98,660	402,306	—
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
     The Trust was formed to succeed to the business of a group of entities collectively referred to herein as the Education Realty Trust Predecessor (the “EDR Predecessor”). The EDR Predecessor was not a legal entity, but rather a combination of certain real estate entities under common management. The EDR Predecessor consisted of the following limited liability companies and limited partnerships:
•	Allen & O’Hara Education Services, LLC (“AOES”), a Tennessee limited liability company performing student housing management activities.

•	Allen & O’Hara Development Company, LLC (“AODC”), a limited liability company and formerly a wholly owned subsidiary of AOES, providing development consulting services for third party student housing properties.

•	Allen & O’Hara Educational Properties LLC, a limited liability company, previously holding the ownership interests in the student housing property referred to as The Gables Apartments (“The Gables”).

•	Education Properties Trust, LLC (“EPT”), a Delaware limited liability company, owned and managed the following four garden-style student housing properties through four separate wholly-owned limited liability companies:
•	Players Club Apartments, Tallahassee, Florida

•	The Reserve at Athens, Athens, Georgia

•	The Reserve at Clemson, Clemson, South Carolina

•	NorthPointe Apartments, Tucson, Arizona
•	C Station, LLC, a Tennessee limited liability company, owned and operated one garden-style student housing property referred to as College Station.

•	University Towers Raleigh, LLC, a North Carolina limited liability company, owned a student housing property referred to as University Towers.
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
     Concurrent with the Offering the Operating Partnership acquired directly or indirectly the EDR Predecessor entities for $36.5 million in cash, the issuance of $18.3 million in Operating Partnership units and the assumption of $81.5 million of debt. The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price approximated $401,975. The Operating Partnership assumed total first mortgage debt of $311,500, and repaid $93,360 with the use of the net proceeds of the Offering. Additionally the Operating Partnership issued warrants approximating $375 in value and Operating Partnership units approximating $7,995 in estimated value. The acquisition of the EDR Predecessor and the JPI portfolio is referred to herein as the Formation Transactions.
     On September 30, 2005, the Trust completed a private placement of 4,375,000 shares of its common stock at a price of $16.00 per share (the “Private Placement”). The Private Placement raised net proceeds of approximately $67 million, after offering expenses of approximately $3 million. These shares were registered with the Securities and Exchange Commission on January 25, 2006. The proceeds were used to acquire the 13 student housing properties from Place Properties, L.P. (“Place Portfolio”) on January 6, 2006 discussed in Note 8.
3. Summary of significant accounting policies
Basis of presentation and principles of consolidation and combination
     The accompanying consolidated and combined financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Trust represent the assets and liabilities and operating results of the Trust and its majority owned subsidiaries. The Trust did not have material operating activity during the period prior to the Offering and therefore the operating results for the period January 1 through January 30, 2005 are not presented.
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
     The accompanying combined financial statements of the EDR Predecessor for the period January 1, 2005 through January 30, 2005 represent operating results of the entities comprising the EDR Predecessor. The historical combined financial statements of the EDR Predecessor are presented as the Promoter, either directly or indirectly through his previous ownership in AOES, managed the EDR Predecessor prior to the Trust acquiring those interests in connection with the Formation Transactions.
     All intercompany balances and transactions have been eliminated in the accompanying consolidated and combined financial statements.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Changes in restricted cash balances have been presented as investing activities in the accompanying statement of cash flows and the prior period has been presented in the same manner. These amounts were previously segregated between investing and operating activities depending on their nature. The changes in classification resulted in a decrease in investing activities of $1,041 with a corresponding increase in operating activities for the period ended March 31, 2005. Additionally, certain overhead costs were previously included in student housing leasing operations expense in the statement of operations in the prior year interim financial statements. These costs were reclassified to general and administrative expense to conform to the way the business is managed. The costs totaled $407 for the period ended March 31, 2005.
Interim financial information
     The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s and EDR Predecessor’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, together with the Trust’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.
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

Cash and cash equivalents
     All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated and combined statements of cash flows. The Trust maintains cash balances in various banks. At times the amounts of cash may exceed the $100,000 amount the FDIC insures. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents.
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
Student housing properties
     Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from three to seven years. Depreciation is computed using the straight-line method for financial reporting purposes.
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
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of March 31, 2006, management determined that no indicators of impairment existed.
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

Income taxes
      The Trust has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust is generally not subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.
      The Trust has elected to treat its management company, AOES, as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities.
Earnings per share
      The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At March 31, 2006, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	1,414
University Towers Operating Partnership units	270
Restricted Stock (unvested shares)	138
Profits Interest Units	258

Total potentially dilutive securities	2,080

      A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations is not required due to the fact the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.
Minority interests
      Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profit interest units. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter.
Revenue recognition
      The Trust recognizes revenue related to leasing activities at the student housing properties owned by the Trust, management fees related to managing third party student housing properties, development consulting fees related to the general oversight of third party student housing development and operating expense reimbursements for payroll and related expenses incurred by third party student housing properties managed by the Trust.
      Student housing leasing revenue — Student housing leasing revenue is comprised of all revenue related to the leasing activities at the student housing properties and includes revenues from the leasing of space, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying consolidated and combined statements of operations. Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a nonrefundable application fee and a signed parental guarantee. Receivables are recorded when billed, revenues and related lease incentives and nonrefundable application fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts except as noted below related to other leasing revenue. At certain student housing facilities the Trust and EDR Predecessor offer parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
      Student housing food service revenue — The Trust provides food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract requires a flat weekly fee and the related revenues are recognized on a straight-line basis over the contract period. Additionally, the Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
      Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties we acquired from Place Properties (“Place”) discussed in Note 8. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and receives base monthly rent of $1,145 and has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent is recognized on a straight line basis over the lease term and Additional Rent is recognized only upon satisfaction of the defined criteria.
      Third-party development consulting services revenue — The Trust provides development-consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.

          Third-party management revenue — The Trust enters into management contracts to manage third party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.
          Operating expense reimbursement revenue — The Trust pays certain payroll and related costs related to the operations of third party student housing properties that are managed by the Trust. Under the terms of the related management agreements, the third party property owners reimburse these costs. The amounts billed to the third party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.
Recent accounting pronouncements
          In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The adoption of SFAS No. 153 had no material impact on the Trust’s consolidated financial condition or results of operations.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of Statement 123(R) as of January 1, 2006 had no material impact on the Trust’s consolidated financial condition or results of operations. See Note 9 for further discussion of share based compensation plans.
          In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 had no material impact on the Trust’s consolidated financial condition or results of operations.
          In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). The adoption of Interpretation 47 had no material impact on the Trust’s consolidated financial condition or results of operations.

4. Investments in unconsolidated entities
     As of March 31, 2006 and 2005, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
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
     These entities primarily provide development consulting services to third party student housing owners in an agency capacity. The following is a summary of financial information for the unconsolidated joint ventures and limited liability companies for the three months ended March 31, 2006 and 2005:

	2006	2005

Results of Operations:
Revenues	$601	$180
Net income	566	178
Equity in earnings of unconsolidated entities	$283	$98
5. Debt
     Notes payable and credit facility
          At December 31, 2004, the Operating Partnership had a Business Loan Agreement (the “Agreement”) with a financial institution with an outstanding balance of $497. All outstanding amounts under the Agreement were paid off on January 31, 2005 with proceeds of the Offering.
          The EDR Predecessor also had a demand note payable to the Promoter that allowed it to borrow up to $600. The note had an outstanding balance of $485 at December 31, 2004, and was paid in full on January 31, 2005 as part of the Formation Transactions.
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
          On March 30, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50 million. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured in a manner consistent with the original agreement whereby such security generally consists of a crosscollateralized, first mortgage lien on all unmortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and the Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At March 31, 2006, there are no amounts outstanding under the Amended Revolver and $50 million outstanding under the Term Loan. The Term Loan requires interest only payments through maturity.
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
          The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the Term Loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%.
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
          In connection with the 2005 acquisitions the Operating Partnership assumed an additional $48,726 of fixed rate mortgage debt with a weighted average interest rate of 6.49%. In January 2006 the Operating Partnership assumed $98.7 million of mortgage debt with a fixed interest rate of 6.439% in connection with the acquisition of the Place Portfolio.
          At March 31, 2006, the Trust had outstanding mortgage indebtedness of $426,472 (net of unamortized debt premium of $2,746). The scheduled maturities of outstanding mortgage indebtedness at March 31, 2006 are as follows:

Fiscal Year Ending
2006 (9 months ended December 31, 2006)	$2,529
2007	61,233
2008	27,618
2009	282,409
2010	888
2011	947
Thereafter	48,102

Total	423,726
Unamortized debt premium	2,746

Outstanding at March 31, 2006, net of unamortized premium	$426,472

          At March 31, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 3.41 years.

6. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006					Three Months Ended March 31, 2005(1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management	Adjustm		Housing	Consulting	Management	Adjustm
	Leasing	Services	Services	ents	Total	Leasing	Services	Services	ents	Total

Revenues:
Student housing leasing revenue	$22,534	$—	$—	$—	$22,534	$13,591	$—	$—	$—	$13,591
Student housing food service revenue	968	—	—	—	968	857	—	—	—	857
Other leasing revenue	3,434	—	—	—	3,434	—	—	—	—	—
Third-party development consulting services	—	555	—	—	555	—	9	—	—	9
Third-party management revenue	—	—	699	—	699	—	—	392	—	392
Intersegment revenues	—	—	918	(918)	—	—	—	479	(479)	—
Operating expense reimbursements	—	—	—	1,795	1,795	—	—	—	1,357	1,357

Total revenues	26,936	555	1,617	877	29,985	14,448	9	871	878	16,206

Operating Expenses:
Student housing leasing operations	9,289	—	—	—	9,289	5,427	—	—	—	5,427
Student housing food service operations	859	—	—	—	859	775	—	—	—	775
General and administrative	—	477	1,095	—	1,572	—	281	712	—	993
Intersegment expenses	918	—	—	(918)	—	479	—	—	(479)	—
Reimbursable operating expenses	—	—	—	1,795	1,795	—	—	—	1,357	1,357

Total operating expenses	11,066	477	1,095	877	13,515	6,681	281	712	878	8,552

Net operating income (loss)	15,870	78	522	—-	16,470	7,767	(272)	159	—	7,654

Nonoperating expenses(2)	15,221	—	—	—	15,221	10,149	—	—	—	10,149

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	649	78	522	—	1,249	(2,382)	(272)	159	—	(2,495)

Equity in earnings of unconsolidated entities	—	283	—	—	283	—	98	—	—	98

Income (loss) before taxes and minority interest(4)	$649	$361	$522	$—	$1,532	$(2,382)	$(174)	$159	$—	$(2,397)

Total segment assets (3)	$829,539	$970	$5,340	$—	$835,849	$571,284	$1,224	$3,802	$—	$576,310

(1)	The segment information presented for the three months ended March 31, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	Significant changes in segment assets from that presented at December 31, 2005 include the acquisition of the Place Portfolio as described in Note 2 and Note 8.

(4)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2006	2005
Net income (loss) before taxes and minority interest for reportable segments	$1,532	$(2,397)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(320)	(4,155)
Other corporate expenses	(1,955)	(243)

Net loss before income taxes and minority interest	$(743)	$(6,795)

7. Commitments and contingencies
     In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. The Operating Partnership advanced $5,996 to the seller on January 31, 2005. On April 10, 2006, the seller exchanged 400,632 Operating Partnership units that secured the pledge in full satisfaction of the $5,996 receivable and accrued interest of $120. The seller was released from the pledge of the remaining 99,056 Operating Partnership units.
     In conjunction with the closing of the acquisition of a student housing property at the University of Florida the Operating Partnership entered into a letter of credit agreement. The letter of credit remains outstanding in the amount of $1,500 at March 31, 2006 and is secured by the Operating Partnership’s existing revolving credit facility.
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
8. Acquisition of real estate investments
     On January 1, 2006, the Operating Partnership acquired the 13 student housing properties referred to as the Place Portfolio for a combination of cash, partnership units and assumed debt. The cash contribution totaled approximately $95.8 million. The Operating Partnership also issued 36,954 Operating Partnership units, and assumed interest-only mortgage debt of approximately $98.7 million. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary allocation
Place Portfolio
Current assets and restricted cash	$2,376
Student housing properties	202,171
Other	570

Total assets acquired	205,117
Current liabilities	(855)
Mortgage debt assumed net of premium/discount	(98,660)
Acquisition costs	(7,390)

Purchase price	$98,212

     The purchase price allocation related to the Place Portfolio acquisition is considered preliminary and changes are expected as additional information becomes available. Management expects to continue its process of refining and finalizing our purchase accounting estimates and assumptions during 2006 and as a result this preliminary purchase price allocation is subject to change.
     During 2005 the Operating Partnership acquired the entities comprising the EDR Predecessor (including student housing properties) and the 14 student housing properties comprising the JPI Portfolio in connection with the Formation Transactions discussed in Note 2. The Operating Partnership also acquired five additional student housing properties during fiscal 2005 (the “2005 acquisitions”) for an aggregate purchase price of $119.7 million, including the assumption of mortgage debt with a contract value of $48.7 million.
     The results of operations for each acquisition have been included in the accompanying consolidated statements of operations from the respective acquisition dates. The following pro forma financial information for the three months ending March 31, 2005 gives effect to the Place Portfolio acquisition, the Formation Transactions, the 2005 acquisitions and the Private Placement as if the transactions had occurred at the beginning of the period presented:

Three Months Ended March 31, 2005
Pro forma revenue	$28,698
Pro forma net loss	$(6,801)
Loss per share	$(0.26)
     All pro forma financial information presented in this note is unaudited and is not necessarily indicative of the results that actually would have occurred if the properties were purchased at the beginning of the respective reporting period.
9. Incentive plan
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
     Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Total compensation cost recognized in general and administrative expense in the accompanying statements of operations for the three months ended March 31, 2006 and the period ended March 31, 2005 was $.4 million and $4.2 million, respectively. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation of $2,470 to additional paid-in capital for the prior period presented.
     Since the completion of the Offering, the Trust has issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued 6,000 shares of restricted stock to its independent directors, which were all fully vested at December 31, 2005. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2006, unearned compensation totaled $2.3 million and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2006 and 2005, compensation expense of $.2 million and $.1 million, respectively, was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
     Additionally, the Trust granted 245,000 profits interest units in 2005 simultaneous with and subsequent to the completion of the Offering that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4.1 million in the accompanying consolidated statements of operations. During the three months ended March 31, 2006, an additional 12,500 profit interest units were issued and vested immediately resulting in a compensation charge (reflected in general and administrative expense) of $.2 million in the accompanying consolidated statement of operations. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
     A summary of incentive plan activity for the three months ended March 31, 2006 is as follows:

	PIU’s	Restricted Stock	Total
Outstanding at December 31, 2005	245,000	186,000	431,000
Granted	12,500	—	12,500

Outstanding at March 31, 2006	257,500	186,000	443,500

Vested at March 31, 2006	257,500	47,889	305,389

10. Subsequent events
     On April 12, 2006 our board of directors declared a first quarter distribution of $0.2975 per share of common stock for the quarter ending on March 31, 2006. The distribution is payable on May 9, 2006 to stockholders of record at the close of business on April 25, 2006.
     On April 27, 2006, AODC signed a joint venture agreement with College Park Apartments, Inc. (“CPA”) to develop, own and manage a new 600-bed collegiate community two blocks from the campus of the University of North Carolina-Greensboro. AODC and CPA will organize a limited liability company (“LLC”) to which CPA will contribute real estate. The LLC will then obtain a construction loan which is secured by the real estate and guaranteed by AODC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
     We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc. and its affiliates (the “Predecessor”), which commenced in 1964. We commenced operations upon the completion of our initial public offering (the “Offering”) and formation transactions (the “Formation Transactions”), which occurred on January 31, 2005 (the “Closing Date”). Substantially all of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP (our “Operating Partnership”), Allen & O’Hara Education Services, Inc. (our “Management Company”) and Allen & O’Hara Development Company, LLC (our “Development Company”), each of which are direct or indirect subsidiaries of us.
     The historical operations prior to the Closing Date that are described in this report refer to the operations of the Predecessor. We have described our operations in this report as if the historical operations of the Predecessor were conducted by us. As a result, and due to substantial growth through acquisition and other IPO related activities, our results of operations for the three months ended March 31, 2006 are not comparable to our results of operations for the three months ended March 31, 2005. Where appropriate, the following discussion includes an analysis of the completion of the Offering and certain matters that have occurred following the completion of the Offering.

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
     We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through our Management Company and Development Company, respectively. While we manage the properties we own, we will not recognize any fee income from their management on a consolidated basis. We have elected to be taxed as a REIT for federal income tax purposes.
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
     Student Housing Leasing
     Student housing leasing revenue represented approximately 95.6% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2006. Our revenue related to food service operations at two locations is included in this segment. Additionally we include other leasing revenue related to the Place Portfolio lease in this segment.
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
     Substantially all of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2004 and 2005 approximately 64.7% and 69.9%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore relatively stable with a slight decline during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates upon expiration of traditional apartment leases.
     During the first two weeks of August, prior to the commencement of each new lease period, we prepare the units for the new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, as we have no leases in place. In addition, during this turnover period we incur significant expenses, which we immediately recognize, making our units ready for occupancy during the month of August. Consequently, our August lease turnover results in seasonality in our operating results during the third quarter of each year.
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.5% of our revenue for the three months ended March 31, 2006. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.

     Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented 1.9% of our revenue for the three months ended March 31, 2006. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project costs. We typically incur costs that are reimburseable by the project. We recognize these costs as expense when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded or reimbursements are otherwise guaranteed by the customer. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.
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
Trends and Outlook
     Rents and Occupancy
     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations. For the three months ended March 31, 2006 we experienced a 4.3% increase in the average revenue per available bed (“RevPAB”) for the quarter over the same period in 2005. Approximately 1.6% of the increase represents a blend of occupancy and rate while 2.7% of the increase is a result of the timing of other revenue recognition.
     Integration Costs Related to the Acquisition of Additional Properties
     Our acquisition of 14 properties previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”) on the Closing Date and our acquisition of an additional five properties since the Closing Date, two of which were acquired during the first quarter ending March 31, 2005, two were acquired in the second quarter ended June 30, 2005, and one was acquired in July 2005, have resulted in over 70% of our portfolio being new to the company and our management style in 2005. Although the company assumed management of the acquired properties ahead of schedule, additional costs, including operating inefficiencies, were experienced through the end of 2005 while fully assimilating the properties into our operating style. The growth in our portfolio has also required us to add additional regional management and corresponding support staff in our corporate office.
     General and Administrative Costs
     As a result of becoming a public company in January 2005, we experienced significant increases in legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, and other costs that are unique to being a public company. We expect additional increases in 2006 as a result of costs associated with formulating and documenting our internal control systems and implementation of the Sarbanes Oxley Act of 2002. For the three months ended March 31, 2006 these costs totaled approximately $220,000.
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

     Student Housing Leasing Revenue Recognition
     Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally we include other leasing revenue related to the Place Portfolio lease in this segment.
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
     Student housing food service revenue
      The Trust provides food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract requires a flat weekly fee and the related revenues are recognized on a straight-line basis over the contract period. Additionally, the Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
      Other leasing revenue
      Other leasing revenue relates to our leasing of 13 properties we acquired from Place Properties (“Place”). Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and receives base monthly rent of $1,145 and has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent is recognized on a straight line basis over the lease term and Additional Rent is recognized only upon satisfaction of the defined criteria.
     Revenue and Cost Recognition of Third-Party Development Consulting Services
     Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until we have been notified of a contract award or reimbursement is otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Because, as a REIT, we will be required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
     We periodically enter into joint venture arrangements whereby we provide development-consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected after net operating income in our statement of operations as equity in earnings of unconsolidated entities. Our revenue and operating expenses could fluctuate from period to period based on the extent we utilize joint venture arrangements to provide third-party development consulting services.
     Student Housing Property Acquisitions
     Land, land improvements, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures and equipment are depreciated over estimated lives ranging from three to seven years. Depreciation is computed using the straight-line method for financial reporting purposes. Property acquisitions initiated subsequent to June 30, 2001 are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. We have used independent appraisals obtained at the time of the original acquisition by the owners of the properties we are acquiring in our formation transactions, estimates of cash flows and valuation techniques to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, equipment and other identifiable intangibles such as amounts related to in-place leases.
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

Results of Operations for the Three Months Ended March 31, 2006 and 2005
     The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended March 31, 2006 and the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the three months ended March 31, 2005:

	Three Months Ended March 31, 2006					Three Months Ended March 31, 2005 (1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management	Adjust		Housing	Consulting	Management	Adjust
(in thousands)	Leasing	Services	Services	ments	Total	Leasing	Services	Services	ments	Total
Revenues:

Student housing leasing revenue	$22,534	$—	$—	$—	$22,534	$13,591	$—	$—	$—	$13,591
Student housing food service revenue	968	—	—	—	968	857	—	—	—	857
Other leasing revenue	3,434	—	—	—	3,434	—	—	—	—	—
Third-party development consulting services	—	555	—	—	555	—	9	—	—	9
Third-party management revenue	—	—	699	—	699	—	—	392	—	392
Intersegment revenues	—	—	918	(918)	—	—	—	479	(479)	—
Operating expense reimbursements	—	—	—	1,795	1,795	—	—	—	1,357	1,357

Total revenues	26,936	555	1,617	877	29,985	14,448	9	871	878	16,206

Operating Expenses:
Student housing leasing operations	9,289	—	—	—	9,289	5,427	—	—	—	5,427
Student housing food service operations	859	—	—	—	859	775	—	—	—	775
General and administrative	—	477	1,095	—	1,572	—	281	712	—	993
Intersegment expenses	918	—	—	(918)	—	479	—	—	(479)	—
Reimbursable operating expenses	—	—	—	1,795	1,795	—	—	—	1,357	1,357

Total operating expenses	11,066	477	1,095	877	13,515	6,681	281	712	878	8,552

Net operating income (loss)	15,870	78	522	—-	16,470	7,767	(272)	159	—	7,654

Nonoperating expenses(2)	15,221	—	—	—	15,221	10,149	—	—	—	10,149

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	649	78	522	—	1,249	(2,382)	(272)	159	—	(2,495)

Equity in earnings of unconsolidated entities	—	283	—	—	283	—	98	—	—	98

Income (loss) before taxes and minority interest	$649	$361	$522	$—	$1,532	$(2,382)	$(174)	$159	$—	$(2,397)

(1)	The segment information presented for the three months ended March 31, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

     Student housing leasing
     Overall average physical occupancy and average Revenue per Available Bed (“RevPAB”) for the three months ended March 31, 2006 and the period February 1, to March 31, 2005 were as follows:

		The period February 1
	Three months ended	to March 31,
	March 31, 2006	2005	Difference
Occupancy
Physical (1)	94.6%	92.6%	2.0%
Economic (2)	95.1%	92.3%	2.8%
NarPAB (3)	$364	$358	$6
Other income per avail. bed (4)	$21	$11	$10
RevPAB (5)	$385	$369	$16
Operating expense per bed (6)	$159	$150	$9
Operating margin	58.8%	60.1%	-1.3%
Design Beds (7)	58,503	36,670	21,833

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding overhead allocation, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
   Revenue from student housing leasing was $26,900 for the three months ended March 31, 2006. This represents an increase of $12,500 from the same period in 2005. The majority of the increase was due to increased beds by way of acquisition. The 14 property portfolio purchased from JPI upon consummation of our IPO only include two months of operations in 2005 while the same properties contributed for the full first quarter of 2006, resulting in an increase in revenue of approximately $4,900. The five one-off acquisitions made mostly after the first quarter of 2005 contributed to an increase in revenue quarter over quarter of approximately $4,000. Also, in January 2006 we completed the acquisition of a 13 property portfolio from Place Properties, which contributed $3,400 to revenue in the quarter ended March 31, 2006.
      In addition to the increase in revenue due to acquisitions, we experienced improved RevPAB on the beds owned quarter over quarter. Average RevPAB across the portfolio increased 4.3% quarter over quarter to $385. The increase was a combination of an improvement in occupancy rates from 92.6% to 94.6% and an increase in other income related to the recognition of service and application fees. In the first quarter 2005 the recognition of service and application fees was limited as most fees collected in the quarter were deferred until the lease term in the fall while fees from the then current lease term were recognized by the previous owner prior to acquisition.
      Operating expenses at our student housing communities increased $4,400 to $11,100 for the three months ended March 31, 2006. The majority of this increase is due to increased beds by way of acquisition as noted above. Additionally, the student housing operations experienced higher utility, property tax, and student amenity costs, including cable and internet, cost. These increases are the end of a trend we began to experience last year. We believe that the majority of these costs have stabilized and do not expect to experience the same rate of expense growth into the future.
     Third-party development consulting services
      Third-party development consulting services revenues increased by $600 to $600 for the three months ended March 31, 2006. This increase relates to development fee revenue recognized on one project and construction oversight fees related to two other projects in 2006 compared to only minor construction oversight fees on one project during the same period in 2005.
      The majority of our third-party development consulting services have been conducted through joint venture arrangements, and related fees recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities increased by $200 to $300 for the three months ended March 31, 2006. During the first quarter 2006 there were four projects underway with a total of 2,244 beds. During the same period in 2005 there were just two active projects with a total of 1,160 beds.
     General and administrative costs in the third-party development consulting services segment increased $200 to $500 for the three months ended March 31, 2006. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead allocated to the segment.

     Third-party management services
     Third-party management services revenues increased by $700 to $1,600 for the three months ended March 31, 2006. About half of the increase or $400 is related to intersegment revenue increases due to the growth in our owned portfolio quarter over quarter. Cumulative design beds for the quarter ended March 31, 2006 were 58,503 which is an increase of 21,833 beds from the same period in the prior year. Third-party management fee revenue increased $300 to $700 for the three months ended March 31, 2006. This increase was primarily the result of the opening of three new managed properties in August and September of 2005 and the addition of a new management contract in September 2005.
     General and administrative costs for our third-party management services segment increased $400 to $1,100 for the three months ended March 31, 2006. The increase reflects incremental salaries and costs related to the additional management contracts and intersegment management revenue volume noted above.
     Nonoperating expenses
     Nonoperating expenses increased $5,100 to $15,200 for the three months ended March 31, 2006. The increase includes approximately $3,000 of additional interest expense and $3,200 of additional depreciation and amortization related to the acquisitions noted above. These increases were partially offset by $1,100 in prepayment penalties on early retirement of debt that was incurred in the first quarter of 2005.
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
     The following table presents a reconciliation of our FFO to our net income (loss) for the three months ended March 31, 2006 and 2005.

	2006	2005
Net income (loss)	$(780)	$(6,298)
Plus student housing property depreciation and amortization of lease intangibles	9,069	5,962
Plus Minority interest	141	(431)

Funds from operations applicable to all shareholders and unit holders	$8,430	$(767)

Liquidity and Capital Resources
     Revolving Credit Facility
          On March 31, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100 million and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured in a manner consistent with the original agreement where by such security generally consists of a crosscollateralized, fist mortgage lien on all mortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At March 31, 2006, there is no amount outstanding under the Amended Revolver and $50,000 outstanding under the Term Loan. The Term Loan is interest only; hence, the entire outstanding balance of $50,000 is due on the maturity date.
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
          The Trust is prohibited from making distributions that exceed $1.19 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased Restricted Payment, the Total Leverage Ratio shall remain less than or equal to 60%; or (b) the increased Restricted Payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of Funds From Operations for the applicable period through and including December 31, 2006, and (ii) 95% of Funds From Operations for the applicable period thereafter.
          The interest rates per annum applicable to the Amended Revolver are, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rates per annum applicable to the Term Loan are, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%.

     Liquidity outlook and capital requirements
     Based on our closing share price of 15.30 on March 31, 2006 our total enterprise value was $903,600. With total debt outstanding on March 31, 2006 of $473,700 our current debt to total enterprise value was 52.4%. We believe our current capital structure and current FFO targets along with the $100,000 availability under our credit facility will leave us with sufficient liquidity and access to financing to make future student housing investments, and fund current working capital needs. There can be no assurance that we obtain financing under satisfactory conditions or will make any investments in any other properties that meet our investment criteria.
     Our liquidity needs include funds for distribution payments to our stockholders, including those required to maintain our REIT status and satisfy our current distribution policy, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations with the exception of distributions which in the near term are expected to outpace funds from operations by approximately $0.19 per share. We expect our long-term liquidity requirements to be satisfied through cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     We intend to invest in additional properties only as suitable opportunities arise. In the short term, we intend to fund acquisitions with working capital and borrowings under our $100 million revolving credit facility. We intend to finance property acquisitions over the longer term with the proceeds from additional issuances of common or preferred stock, debt financing and issuances of units of our Operating Partnership.
     We anticipate that our existing working capital and cash from operations will be adequate to meet our liquidity requirements for at least the next three months.
     Predevelopment expenditures
     Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits, and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. We typically obtain from the project owner a guarantee of repayment of these predevelopment expenditures, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that a project financing is not obtained. In the event that we develop properties for ownership by the Trust our exposure and capital requirements related to development activities will increase dramatically.
Long-Term Indebtedness
          At March 31, 2006, the Trust had outstanding mortgage indebtedness of $426,472 (net of unamortized debt premium of $2,746). The scheduled maturities of outstanding mortgage indebtedness at March 31, 2006 are as follows:

Fiscal Year Ending
2006 (9 months ended December 31, 2006)	$2,529
2007	61,233
2008	27,618
2009	282,409
2010	888
2011	947
Thereafter	48,102

Total	423,726
Unamortized debt premium	2,746

Outstanding at March 31, 2006, net of unamortized premium	$426,472

     At March 31, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 3.41 years.
     In addition to the above mortgage debt we had $50,000 outstanding on a three year variable rate term loan. The average interest rate on the term loan at March 31, 2006 was 7.68%.
     As of March 31, 2006, thirteen of our properties were unencumbered by mortgage debt. Seven of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 credit facility.
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
     On April 12, 2006 our board of directors declared a first quarter distribution of $0.2975 per share of common stock for the quarter ending on March 31, 2006. The distribution is payable on May 9, 2006 to stockholders of record at the close of business on April 25, 2006.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
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
Recent Developments
     In connection with the acquisition of the JPI portfolio, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units issued to the seller in the purchase transaction. Any borrowings under the revolving loan commitment must be repaid in full on or before the later of (i) 30 days after the registration of the shares issuable to the seller upon conversion of the Operating Partnership units issued to the seller or (ii) 14 months after the closing of the purchase of the JPI Portfolio. The Operating Partnership advanced $5,996 to the seller on January 31, 2005. On April 10, 2006, the seller exchanged 400,632 Operating Partnership units that secured the pledge in full satisfaction of the $5,996 receivable and accrued interest of $120. The seller was released from the pledge of the remaining 99,056 Operating Partnership units.
     On April 12, 2006 our board of directors declared a first quarter distribution of $0.2975 per share of common stock for the quarter ended March 31, 2006. The distribution is payable on May 9, 2006 to stockholders of record at the close of business on April 25, 2006.

     On April 27, 2006, Allen O’Hara Development Company (AODC), a subsidiary of the Trust, signed a joint venture agreement with College Park Apartments, Inc. (CPA) to develop, own and manage a new 600-bed collegiate community two blocks from the campus of the University of North Carolina-Greensboro. AODC and CPA will organize a limited liability company (LLC) to which CPA will contribute real estate. The LLC will then obtain a construction loan which is secured by the real estate and AODC will guarantee the debt.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Trust’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Trust manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common shareholders and cash flows, assuming other factors are held constant. At March 31, 2006 we had fixed rate debt of $423,700. Holding other variables constant a 100 basis point increase in interest rates would cause a $12,744 decline in the fair value for our fixed rate debt. Conversely, a one percentage point decrease in interest rates would cause a $13,360 increase in the fair value of our fixed rate debt. At March 31, 2006, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.85% and an average term to maturity of 3.4 years.
     At March 31, 2006, we had a $50,000 variable rate term loan. The interest rate per annum applicable to the term loan are, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%. For the three months ended March 31, 2006, the term loan had a average interest rate of 7.68%. Holding other variables constant a 100 basis point increase in interest rates would cause a $500 decrease annually in net income available to our common shareholders and a 100 basis point decrease in interest rates would cause a $500 increase annually in net income available to our common shareholders.
     Approximately 89% of the Trust’s outstanding debt was subject to fixed rates at March 31, 2006. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
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
      Our management, with the participation of our principal executive officer and financial officers, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s Exchange Act filings.
Changes in Internal Control Over Financial Reporting
      During the period ended March 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonable likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of business, we are subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk factors
      The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of March 31, 2006, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 22, 2005, we entered into an agreement (the “Purchase Agreement”) to sell 4,375,000 shares of our $.01 par value per share common stock (the “Shares”) in a private placement to certain new and existing institutional investors named in the

Purchase Agreement (the “Subscribers”). The Purchase Agreement provided for the sale of the Shares at a price of $16.00 per share for aggregate gross proceeds to us of $70.0 million (the “Private Placement”). Each of the Subscribers who purchased shares in the Private Placement was either (i) an “accredited investor” as defined in Rule 501 of Regulation D as promulgated by the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the” Securities Act”) or (ii) a “qualified institutional buyer” as defined in Rule 144A promulgated by the Commission under the Securities Act. The Private Placement was made in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. UBS Securities LLC and J. P. Morgan Securities Inc. acted as placement agents for the Private Placement, and we paid $2.8 million of the gross proceeds as a fee to the placement agents. We closed the Private Placement of the Shares on September 30, 2005. In connection with the Private Placement, the Trust also entered into a registration rights agreement with the investors on September 22, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Trust agreed to file a registration statement covering the shares and to cause the registration statement to be declared effective within 180 days after the September 30, 2005 closing date. These shares were registered with the Securities and Exchange Commission on January 25, 2006. The net proceeds of the Private Placement were used to pay for the cash portion of the Place Properties portfolio acquired on January 6, 2006. The Place Properties portfolio includes:
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
During the three months ended March 31, 2006, we issued 12,500 profit interest units to various employees.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.1	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.2	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.3	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.4	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.5	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC, collectively, as Borrower and Greenwich Capital Financial Products, Inc., as Lender (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.6	Promissory Note ($98,660,000), dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC (collectively, the “Borrower”) and Greenwich Capital Financial Products, Inc. (the “Lender”) (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.7	Exceptions to Non-Recourse Guaranty (Multi State) entered into as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.8	Environmental Indemnity Agreement made as of January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, and EDR Lease Holdings, LLC and EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP (collectively referred to as “Indemnitor”) in favor of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.9	Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.10	Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act, as amended.

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: May 15, 2006	/s/ Paul O. Bower Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 15, 2006	/s/ Randall H. Brown Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: May 15, 2006	/s/ J. Drew Koester J. Drew Koester
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.1	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.2	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.3	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.4	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.5	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC, collectively, as Borrower and Greenwich Capital Financial Products, Inc., as Lender (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.6	Promissory Note ($98,660,000), dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC (collectively, the “Borrower”) and Greenwich Capital Financial Products, Inc. (the “Lender”) (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.7	Exceptions to Non-Recourse Guaranty (Multi State) entered into as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.8	Environmental Indemnity Agreement made as of January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, and EDR Lease Holdings, LLC and EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP (collectively referred to as “Indemnitor”) in favor of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.9	Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.10	Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act, as amended.