Form 10-Q
period 2006-06-30
Education Realty Trust, Inc.
filed 2006-08-11
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of August 9, 2006, the latest practicable date, the Registrant had outstanding 26,514,099 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of June 30, 2006 and December 31, 2005	2

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2006 and 2005 and for Education Realty Trust Predecessor for the period January 1, 2005 to January 30, 2005	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended June 30, 2006 and 2005	4

Condensed Consolidated and Combined Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2006 and 2005 and for Education Realty Trust Predecessor for the period January 1, 2005 to January 30, 2005	5

Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

EX-31.1 SECTION 302 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
EX-32.1 SECTION 906 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-32.2 SECTION 906 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

Part I Financial Information
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Student housing properties, net	$819,121	$620,305
Corporate office furniture, net	876	991
Cash and cash equivalents	5,247	61,662
Restricted cash	9,525	6,738
Student contracts receivable, net	378	470
Receivable from affiliate	98	—
Management fee receivable from third party	399	552
Goodwill and other intangibles, net	3,793	3,546
Other assets	8,331	9,785

Total assets	$847,768	$704,049

Liabilities and stockholders’ equity

Liabilities:
Mortgage loans, net of unamortized premium/discount	$425,959	$328,335
Other long term debt	50,000	—
Line of credit and other short term debt	15,400	—
Accounts payable and accrued expenses	10,308	9,370
Accounts payable affiliate	—	225
Deferred revenue	6,655	7,660

Total liabilities	508,322	345,590

Minority interest	20,368	27,926

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 26,384,939 and 26,263,889 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	264	263
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	337,506	351,664
Loan to unitholder	—	(5,996)
Warrants	375	375
Accumulated deficit	(19,067)	(15,773)

Total stockholders’ equity	319,078	330,533

Total liabilities and stockholders’ equity	$847,768	$704,049

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

			EDR
	Education Realty Trust, Inc.		Predecessor
	Consolidated		Combined
	Six months	Six months	January 1
	ended	ended	through
	June 30,	June 30,	January 30,
	2006	2005	2005
	(Unaudited)	(Unaudited)
Revenues:
Student housing leasing revenue	$43,901	$31,184	$1,503
Student housing food service revenue	1,775	1,441	269
Other leasing revenue	6,868	—	—
Third-party development services	1,427	182	—
Third-party management services	1,398	644	103
Operating expense reimbursements	3,745	2,064	671

Total revenues	59,114	35,515	2,546

Operating expenses:
Student housing leasing operations	18,737	13,212	524
Student housing food service operations	1,583	1,316	255
General and administrative	6,165	7,577	367
Depreciation and amortization	18,240	15,151	260
Reimbursable operating expenses	3,745	2,064	671

Total operating expenses	48,470	39,320	2,077

Operating income (loss)	10,644	(3,805)	469

Nonoperating expenses:
Interest expense	14,131	6,805	479
Exit fees on early repayment of mortgages	—	1,084	—
Amortization of deferred financing costs	553	330	—
Interest income	(338)	(484)	—

Total nonoperating expenses	14,346	7,735	479

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(3,702)	(11,540)	(10)
Equity in earnings of unconsolidated entities	425	228	27

Income (loss) before income taxes and minority interest	(3,277)	(11,312)	17
Income tax expense (benefit)	82	(170)	—

Net income (loss) before minority interest	(3,359)	(11,142)	17

Minority interest	(65)	(767)	—

Net income (loss)	$(3,294)	$(10,375)	$17

Earnings per share information:
Loss per share — basic and diluted	$(0.13)	$(0.47)

Weighted average common shares outstanding- basic and diluted	26,309,154	21,859,108

Distributions per common share	$.5950	$.19

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
Unaudited

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2006	2005
Revenues:
Student housing leasing revenue	$21,367	$19,096
Student housing food service revenue	807	853
Other leasing revenue	3,434	—
Third-party development services	872	173
Third-party management services	699	355
Operating expense reimbursements	1,950	1,378

Total revenues	29,129	21,855

Operating expenses:
Student housing leasing operations	9,448	8,308
Student housing food service operations	724	796
General and administrative	3,185	2,401
Depreciation and amortization	9,087	9,392
Reimbursable operating expenses	1,950	1,378

Total operating expenses	24,394	22,275

Operating income (loss)	4,735	(420)

Nonoperating expenses:
Interest expense	7,261	4,228
Exit fees on early repayment of mortgages	—	—
Amortization of deferred financing costs	279	214
Interest income	(129)	(205)

Total nonoperating expenses	7,411	4,237

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(2,676)	(4,657)

Equity in earnings of unconsolidated entities	142	157

Income (loss) before income taxes and minority interest	(2,534)	(4,500)
Income tax expense (benefit)	186	(104)

Net income (loss) before minority interest	(2,720)	(4,396)

Minority interest	(206)	(336)

Net income (loss)	$(2,514)	$(4,060)

Earnings per share information:
Loss per share — basic and diluted	$(0.10)	$(0.19)

Weighted average common shares outstanding- basic and diluted	26,349,426	21,862,719

Distributions per common share	$.2975	$.19

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Education Realty Trust, Inc.		EDR Predecessor
	Consolidated		Combined
	Six months	Six months
	ended	ended	January 1 through
	June 30,	June 30,	January 30,
	2006	2005	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$(3,294)	$(10,375)	$17
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,240	15,151	246
Deferred tax (benefit) expense	(34)	—	—
Gain on disposal of assets	(21)	—	—
Amortization of deferred financing costs	553	330	14
Amortization of unamortized debt premiums/discounts	(266)	(63)	—
Distributions from unconsolidated entities	112	564	—
Noncash compensation expense related to PIUs and restricted stock	528	4,374	—
Equity in earnings of unconsolidated entities	(425)	(228)	(27)
Minority interest	(65)	(767)	—
Change in operating assets and liabilities (net of acquisitions)	(1,820)	(1,313)	(92)

Net cash provided by operating activities	13,508	7,673	158

Investing activities:
Property acquisitions, net of cash acquired	(113,236)	(174,951)	(25)
Deferred acquisition costs and earnest money deposits	(100)	(202)	—
Purchase of corporate furniture and fixtures	(39)	(904)	—
Restricted cash	(411)	(1,769)	(2,348)
Insurance proceeds on property loss	135	—	—
Investment in student housing properties	(1,712)	(767)	—
Investment in joint venture	(1)	—	—

Net cash used in investing activities	(115,364)	(178,593)	(2,373)

Financing activities:
Payment of mortgage notes	(770)	(115,102)	(98)
Borrowings of long-term debt	50,000	—	—
Debt issuance costs	(1,340)	(3,050)	—
Borrowing (repayment) of line of credit, net	14,500	(502)	—
Loan to unitholder	—	(5,996)	—
Proceeds from Offering	—	349,600	—
Payment of offering costs	(125)	(26,963)	—
Dividends and distributions paid	(16,816)	(4,544)	—
Repayment of notes payable affiliate	—	(485)	—
Redemption of minority interest	(8)	—	—

Net cash provided by (used in) financing activities	45,441	192,958	(98)

Net increase (decrease) in cash and cash equivalents	(56,415)	22,038	(2,313)

Cash and cash equivalents, beginning of period	61,662	1	2,883

Cash and cash equivalents, end of period	$5,247	$22,039	$570

Supplemental disclosure of cash flow information:
Interest paid	$14,302	$7,001	$471

Income taxes paid	$718	$—	$—

Supplemental disclosure of noncash activities:
Prepaid offering costs charged against equity	$—	$2,218	$—
Prepaid acquisition costs	4,718	—	—
Units issued in connection with acquisitions	—	26,340	—
Warrants issued	—	375	—
Debt assumed in property acquisitions net of premium	—	444,955	—
Redemption of minority interest to satisfy loan to unitholder	6,116	—	—
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
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Certain overhead costs were previously included in student housing leasing operations expense in the statement of operations in the prior year interim financial statements. These costs were reclassified to general and administrative expense to conform to the way the business is managed. The costs totaled $719 and $1,126 for the three and six months ended June 30, 2005, respectively.
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
Student housing properties
     Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.
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
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of June 30, 2006, management determined that no indicators of impairment existed.
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
Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At June 30, 2006, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	914
University Towers Operating Partnership units	270
Restricted Stock (unvested shares)	129
Profits Interest Units	255

Total potentially dilutive securities	1,568

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations is not required due to the fact the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.
Goodwill and other intangible assets
     The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
Minority interests
     Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter.
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
     Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties we acquired from Place Properties (“Place”) discussed in Note 8. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and receives base monthly rent of $1,145 and has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent is recognized on a straight-line basis over the lease term and Additional Rent is recognized only upon satisfaction of the defined criteria.
     Third-party development consulting services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.
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
Recent accounting pronouncements
     In December 2004, SFAS No. 153, Exchange of Nonmonetary Assets, was issued. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The adoption of SFAS No. 153 had no material impact on the Trust’s consolidated financial condition or results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee. Statement 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of Statement 123(R) as of January 1, 2006 had no material impact on the Trust’s consolidated financial condition or results of operations. See Note 9 for further discussion of share based compensation plans.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The adoption of Interpretation 48 is expected to have no material impact on the Trust’s consolidated financial condition or results of operations.
4. Investments in unconsolidated entities
     As of December 31, 2005 and June 30, 2006, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
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
     On May 1, 2006, the Trust invested in the following unconsolidated joint ventures and limited liability companies which are accounted for under the equity method:
•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by EDR Greensboro

•	AODC/CPA, LLC, a Delaware limited liability company, 50% owned by AODC

     These entities primarily provide development consulting services to third party student housing owners in an agency capacity. The following is a summary of financial information for the unconsolidated joint ventures and limited liability companies for the six months ended June 30, 2006 and 2005:

	2006	2005
Results of Operations:
Revenues	$936	$474
Net income	849	466
Equity in earnings of unconsolidated entities	$425	$255
     On June 23, 2006 the Operating Partnership entered an earnest money escrow agreement related to the potential purchase of a student housing property located in Riverside, California and deposited $1,000 with the escrow agent. If completed, the acquisition is expected to be consummated through a joint venture. As part of the anticipated joint venture arrangement the Operating Partnership received $900 from the potential joint venture partner in exchange for a promissory note payable. The escrow deposit is reflected in other assets in the accompanying balance sheet at June 30, 2006. On August 4, 2006 the joint venture was formed and concurrently the promissory note was offset against the corresponding amount in escrow.
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
     On March 30, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50 million. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured in a manner consistent with the original agreement whereby such security generally consists of a cross collateralized, first mortgage lien on all unmortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and the Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At June 30, 2006, there was $14.5 million outstanding under the Amended Revolver and $50 million outstanding under the Term Loan. The Term Loan requires interest only payments through maturity.
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
     In connection with the 2005, acquisitions the Operating Partnership assumed an additional $48,726 of fixed rate mortgage debt with a weighted average interest rate of 6.49%. In January 2006, the Operating Partnership assumed $98.7 million of mortgage debt with a fixed interest rate of 6.439% in connection with the acquisition of the Place Portfolio.
     At June 30, 2006, the Operating Partnership had outstanding mortgage indebtedness of $425,959 (net of unamortized debt premium of $2,601). The scheduled maturities of outstanding mortgage indebtedness at June 30, 2006 are as follows:
Fiscal Year Ending

2006 (6 months ended December 31, 2006)	$1,962
2007	61,222
2008	27,606
2009	282,631
2010	888
2011	947
Thereafter	48,102

Total	423,358
Unamortized debt premium	2,601

Outstanding at June 30, 2006, net of unamortized premium	$425,959

     At June 30, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 3.2 years.
6. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the six months ended June 30, 2006 and the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the six months ended June 30, 2005:

	Six Months Ended June 30, 2006					Six Months Ended June 30, 2005(1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$43,901	$—	$—	$—	$43,901	$32,687	$—	$—	$—	$32,687
Student housing food service revenue	1,775	—	—	—	1,775	1,710	—	—	—	1,710
Other leasing revenue	6,868	—	—	—	6,868	—	—	—	—	—
Third-party development consulting services	—	1,427	—	—	1,427	—	182	—	—	182
Third-party management revenue	—	—	1,398	—	1,398	—	—	747	—	747

	Six Months Ended June 30, 2006					Six Months Ended June 30, 2005(1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Intersegment revenues	—	—	1,783	(1,783)	—	—	—	1,053	(1,053)	—
Operating expense reimbursements	—	—	—	3,745	3,745	—	—	—	2,735	2,375

Total revenues	52,544	1,427	3,181	1,962	59,114	34,397	182	1,800	1,682	38,061

Operating Expenses:
Student housing leasing operations	18,737	—	—	—	18,737	13,736	—	—	—	13,736

Student housing food service operations	1,583	—	—	—	1,583	1,571	—	—	—	1,571

General and administrative	—	985	2,271	—	3,256	—	720	1,482	—	2,202
Intersegment expenses	1,783	—	—	(1,783)	—	1,053	—	—	(1,053)	—

Reimbursable operating expenses	—	—	—	3,745	3,745	—	—	—	2,735	2,735

Total operating expenses	22,103	985	2,271	1,962	27,321	16,360	720	1,482	1,682	20,244

Net operating income (loss)	30,441	442	910	—	31,793	18,037	(538)	318	—	17,817

Nonoperating expenses(2)	32,172	—	—	—	32,172	23,673	—	—	—	23,673

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,731)	442	910	—	(379)	(5,636)	(538)	318	—	(5,856)

Equity in earnings of unconsolidated entities	—	425	—	—	425	—	255	—	—	255

Income (loss) before taxes and minority interest(4)	$(1,731)	$867	$910	$—	$46	$(5,636)	$(283)	$318	$—	$(5,601)

Total segment assets (3)	$836,094	$1,665	$8,660	$—	$846,419	$639,159	$2,360	$5,714	$—	$647,233

(1)	The segment information presented for the six months ended June 30, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	Significant increases in segment assets related to student housing leasing from that presented at December 31, 2005 include the acquisition of the Place Portfolio as described in Note 2 and Note 8 and the acquisition of Statesboro as discussed in Note 8. The decrease in segment assets of $695 related to third party development consulting services is related to the funding of project costs on two development projects in 2005. These costs were paid by the Trust under the reimbursement agreements with the foundations developing the student housing communities and were reimbursed upon bond closing.

(4)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2006	2005
Net income (loss) before taxes and minority interest for reportable segments	$46	$(5,601)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(528)	(4,375)
Other corporate expenses	(2,795)	(1,336)

Net loss before income taxes and minority interest	$(3,277)	$(11,312)

     The following table represents segment information for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006					Three Months Ended June 30, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$21,367	$—	$—	$—	$21,367	$19,096	$—	$—	$—	$19,096
Student housing food service revenue	807	—	—	—	807	853	—	—	—	853
Other leasing revenue	3,434	—	—	—	3,434	—	—	—	—	—
Third-party development consulting services	—	872	—	—	872	—	173	—	—	173
Third-party management revenue	—	—	699	—	699	—	—	355	—	355
Intersegment revenues	—	—	865	(865)	—	—	—	574	(574)	—
Operating expense reimbursements	—	—	—	1,950	1,950	—	—	—	1,378	1,378

Total revenues	25,608	872	1,564	1,085	29,129	19,949	173	929	804	21,855

Operating Expenses:
Student housing leasing operations	9,448	—	—	—	9,448	8,308	—	—	—	8,308
Student housing food service operations	724	—	—	—	724	796	—	—	—	796
General and administrative	—	508	1,176	—	1,684	—	439	770	—	1,209
Intersegment expenses	865	—	—	(865)	—	574	—	—	(574)	—
Reimbursable operating expenses	—	—	—	1,950	1,950	—	—	—	1,378	1,378

Total operating expenses	11,037	508	1,176	1,085	13,806	9,678	439	770	804	11,691

Net operating income (loss)	14,571	364	388	—	15,323	10,271	(266)	159	—	10,164

	Three Months Ended June 30, 2006					Three Months Ended June 30, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Nonoperating expenses(1)	16,201	—	—	—	16,201	13,524	—	—	—	13,524

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,630)	364	388	—	(878)	(3,253)	(266)	159	—	(3,360)

Equity in earnings of unconsolidated entities	—	142	—	—	142	—	157	—	—	157

Income (loss) before taxes and minority interest(2)	$(1,630)	$506	$388	$—	$(736)	$(3,253)	$(109)	$159	$—	$(3,203)

(1)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2006	2005
Net income (loss) before taxes and minority interest for reportable segments	$(736)	$(3,203)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(208)	(220)
Other corporate expenses	(1,590)	(1,077)

Net loss before income taxes and minority interest	$(2,534)	$(4,500)

7. Commitments and contingencies
     In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units (499,688 units) issued to the seller in the purchase transaction. On April 10, 2006, the Trust redeemed 400,632 Operating Partnership units (minority interest) in full satisfaction of the $5,996 note receivable and accrued interest of $120. The redemption of minority interest was recorded in accordance with SFAS No. 141, Business Combinations. The seller was released from the pledge of the remaining 99,056 Operating Partnership units. On April 26, 2006, the seller converted the remaining units to the Trust’s common stock.
     Additionally in connection with the acquisition of the JPI portfolio, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988. The notification included one of the student housing properties acquired from JPI. In October 2002 the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
     In conjunction with the closing of the acquisition of a student housing property at the University of Florida the Operating Partnership entered into a letter of credit agreement. The letter of credit remains outstanding in the amount of $1,500 at June 30, 2006 and is secured by the Operating Partnership’s existing revolving credit facility.
     On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
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
8. Acquisition of real estate investments
     During 2005, the Operating Partnership acquired the entities comprising the EDR Predecessor (including student housing properties) and the 14 student housing properties comprising the JPI Portfolio in connection with the Formation Transactions discussed in Note 2. The Operating Partnership also acquired five additional student housing properties during fiscal 2005 (the “2005 acquisitions”) for an aggregate purchase price of $119.7 million, including the assumption of mortgage debt with a contract value of $48.7 million.
     On January 1, 2006, the Operating Partnership acquired the 13 student housing properties referred to as the Place Portfolio for a combination of cash, partnership units and assumed debt. The cash contribution totaled approximately $105.1 million. The Operating Partnership also issued 36,954 Operating Partnership units valued at approximately $0.5 million, and assumed liabilities of $0.8 million and interest-only mortgage debt of approximately $98.7 million. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary
allocation
Place Portfolio
Current assets and restricted cash	$2,376
Student housing properties	202,200
Other	570

Total assets acquired	205,146

Current liabilities	(855)
Mortgage debt assumed net of premium/discount	(98,660)
Acquisition costs	(7,419)

Purchase price	$98,212

     On June 15, 2006, the Operating Partnership acquired Players Club, an off-campus collegiate community located near Georgia Southern University in Statesboro, Georgia (“Statesboro”), for $12.9 million in cash and assumed certain liabilities. The Operating Partnership used the revolving credit facility to fund the purchase. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary
allocation
Statesboro
Current assets and restricted cash	$77
Student housing properties	12,702
Other	159

Total assets acquired	12,938

Current liabilities	(115)
Mortgage debt assumed net of premium/discount	—
Acquisition costs	(64)

Purchase price	$12,759

     The purchase price allocations related to the Place Portfolio and Statesboro acquisitions are considered preliminary and changes are expected as additional information becomes available. Management expects to continue its process of refining and finalizing our purchase accounting estimates and assumptions during 2006 and as a result these preliminary purchase price allocations are subject to change.
     The results of operations for each acquisition have been included in the accompanying consolidated statements of operations from the respective acquisition dates. The following pro forma financial information for the six months ending June 30, 2006 gives effect to the Statesboro acquisition as if it occurred on January 1, 2006 and for the six months ending June 30, 2005 gives effect to the Statesboro acquisition, the Place Portfolio acquisition, the Formation Transactions, the 2005 acquisitions and the Private Placement as if the transactions had occurred on January 1, 2005:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Pro forma revenue	$60,097	$57,141
Pro forma net loss	$(2,871)	$(11,045)
Loss per share	$(.11)	$(.42)
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
     Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Total compensation cost recognized in general and administrative expense in the accompanying statements of operations for the six months ended June 30, 2006 and 2005 was $0.5 million and $4.4 million, respectively. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation of $2,470 to additional paid-in capital for the prior period presented.
     Since the completion of the Offering, the Trust has issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued 6,000 shares of restricted stock to its independent directors, which were all fully vested at December 31, 2005 and issued 4,000 shares during the three months ended June 30, 2006 to officers that vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. The value is determined based on the market value of the Trust’s common stock on the grant date. At June 30, 2006, unearned compensation totaled $2.2 million and will be recorded as expense over the applicable vesting period. During the six months ended June 30, 2006 and 2005, compensation expense of $.4 million and $.3 million, respectively, was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
     Additionally, the Trust granted 245,000 profits interest units in 2005 simultaneous with and subsequent to the completion of the Offering that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4.1 million in the accompanying consolidated statements of operations for the six months ended June 30, 2005. During the six months ended June 30, 2006, an additional 12,500 profits interest units were issued and vested immediately resulting in a compensation charge (reflected in general and administrative expense) of $.2 million in the accompanying consolidated statement of operations for the six months ended June 30, 2006. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

     A summary of incentive plan activity for the six months ended June 30, 2006 is as follows:

		Restricted
	PIU’s	Stock	Total
Outstanding at December 31, 2005	245,000	186,000	431,000
Granted	12,500	—	12,500

Outstanding at March 31, 2006	257,500	186,000	443,500
Granted	—	4,000	4,000
Redeemed	(2,500)	—	(2,500)

Outstanding at June 30, 2006	255,000	190,000	445,000

Vested at June 30, 2006	255,000	60,883	315,883

10. Subsequent events
     On July 11, 2006 our board of directors declared a second quarter distribution of $0.2975 per share of common stock for the quarter ending on June 30, 2006. The distribution is payable on August 9, 2006 to stockholders of record at the close of business on July 25, 2006.
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
     The historical operations prior to the Closing Date that are described in this report refer to the operations of the Predecessor. We have described our operations in this report as if the historical operations of the Predecessor were conducted by us. As a result, and due to substantial growth through acquisition and other IPO related activities, our results of operations for the three and six months ended June 30, 2006 are not comparable to our results of operations for the three and six months ended June 30, 2005. Where appropriate, the following discussion includes an analysis of the completion of the Offering and certain matters that have occurred following the completion of the Offering.
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
     We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through our Management Company and Development Company, respectively. While we manage 70% of the properties we own, we will not recognize any fee income from their management on a consolidated basis. We have elected to be taxed as a REIT for federal income tax purposes.

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
   Student Housing Leasing
     Student housing leasing revenue represented approximately 94.9% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2006. Our revenue related to food service operations at two locations is included in this segment. Additionally we include other leasing revenue related to the Place Portfolio lease in this segment.
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
     Due to our predominantly furnished private bedroom accommodations, the high level of student-oriented amenities offered at our communities and the individual lease liability, we believe our properties can typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tend to offer properties with fewer amenities.
     Substantially all of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2004 and 2005 approximately 64.7% and 69.9%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore relatively stable with a slight decline during the August to July lease year but are susceptible to fluctuation at the commencement of each new academic year.
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
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.5% of our revenue for the six months ended June 30, 2006. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
     Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented 2.6% of our revenue for the six months ended June 30, 2006. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project costs. We typically incur costs that are reimbursable by the project. We recognize these costs as expense when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded or reimbursements are otherwise guaranteed by the customer. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.

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
Trends and Outlook
     Rents and Occupancy
     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations. For the six months ended June 30, 2006 we experienced a 2.7% increase in the average revenue per available bed (“RevPAB”) over the same period in 2005 as a result of both occupancy and rate improvements.
     Integration Costs Related to the Acquisition of Additional Properties
     Our acquisition of 14 properties previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”) on the Closing Date and our acquisition of an additional five properties since the Closing Date, two of which were acquired during the first quarter ending March 31, 2005, two were acquired in the second quarter ended June 30, 2005, and one was acquired in July 2005 have resulted in over 70% of our portfolio being new to the company and our management style in 2005. Additionally, we added a property in June of 2006. Although the company assumed management of the acquired properties ahead of schedule, additional costs, including operating inefficiencies, were experienced through the end of 2005 while fully assimilating the properties into our operating style. The growth in our portfolio has also required us to add additional regional management and corresponding support staff in our corporate office.
     General and Administrative Costs
     As a result of becoming a public company in January 2005, we experienced significant increases in legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, and other costs that are unique to being a public company. We expect additional increases in 2006 as a result of costs associated with formulating and documenting our internal control systems and implementation of the Sarbanes Oxley Act of 2002. For the six months ended June 30, 2006 these costs totaled approximately $425,000.
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
Results of Operations for the Six Months Ended June 30, 2006 and 2005
     The following table presents the results of operations for Education Realty Trust, Inc. for the six months ended June 30, 2006 and the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the six months ended June 30, 2005 (in thousands):

	Six Months Ended June 30, 2006					Six Months Ended June 30, 2005(1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$43,901	$—	$—	$—	$43,901	$32,687	$—	$—	$—	$32,687
Student housing food service revenue	1,775	—	—	—	1,775	1,710	—	—	—	1, 710
Other leasing revenue	6,868	—	—	—	6,868	—	—	—	—	—
Third-party development consulting services	—	1,427	—	—	1,427	—	182	—	—	182
Third-party management revenue	—	—	1,398	—	1,398	—	—	747	—	747
Intersegment revenues	—	—	1,783	(1,783)	—	—	—	1,053	(1,053)	—
Operating expense reimbursements	—	—	—	3,745	3,745	—	—	—	2,735	2,735

Total revenues	52,544	1,427	3,181	1,962	59,114	34,397	182	1,800	1,682	38,061

Operating Expenses:
Student housing leasing operations	18,737	—	—	—	18,737	13,736	—	—	—	13,736
Student housing food service operations	1,583	—	—	—	1,583	1,571	—	—	—	1,571
General and administrative	—	985	2,271	—	3,256	—	720	1,482	—	2,202
Intersegment expenses	1,783	—	—	(1,783)	—	1,053	—	—	(1,053)	—
Reimbursable operating expenses	—	—	—	3,745	3,745	—	—	—	2,735	2,735

Total operating expenses	22,103	985	2,271	1,962	27,321	16,360	720	1,482	1,682	20,244

Net operating income (loss)	30,441	442	910	—	31,793	18,037	(538)	318	—	17,817

Nonoperating expenses(2)	32,172	—	—	—	32,172	23,673	—	—	—	23,673

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,731)	442	910	—	(379)	(5,636)	(538)	318	—	(5,856)
Equity in earnings of unconsolidated entities	—	425	—	—	425	—	255	—	—	225

Income (loss) before taxes and minority interest(3)	$(1,731)	$867	$910	$—	$46	$(5,636)	$(283)	$318	$—	$(5,601)

(1)	The segment information presented for the six months ended June 30, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2006	2005
Net income (loss) before taxes and minority interest for reportable segments	$46	$(5,601)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(528)	(4,375)
Other corporate expenses	(2,795)	(1,336)

Net loss before income taxes and minority interest	$(3,277)	$(11,312)

Student housing leasing
     Overall community statistics for the six months ended June 30, 2006 and 2005 were as follows:

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005	Difference
Occupancy
Physical (1)	92.2%	90.4%	1.8%
Economic (2)	93.4%	91.6%	1.8%
NarPAB (3)	$350	$346	$4
Other income per avail. bed (4)	$24	$18	$6
RevPAB (5)	$374	$364	$10
Operating expense per bed (6)	$160	$152	$8
Operating margin	57.2%	58.4%	(1.2)%
Design Beds (7)	117,630	90,349	27,281

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Net apartment rent per available bed (NarPAB) represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Revenue per available bed (RevPAB) represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Revenue from student housing leasing was $52,544 for the six months ended June 30, 2006. This represents an increase of $18,147 from the same period in 2005. The 52.8% increase in revenue is attributable to a significant increase in beds by way of acquisition, an increase in revenue per available bed (RevPAB), which combines the impact of rates and occupancy, and the addition of other leasing revenue related to the 13 property Place Portfolio lease discussed below. Aggregate design beds for the six months ended June 30, 2005 increased 27,281 beds or 30% over the same period last year to 117,630 beds. At current RevPAB rates this acquisition driven increase in beds represents about $10,200 of the increased revenue for the six months ended June 30, 2006. As a result of improvements in both occupancy and rates, RevPAB increased $10.00 or 2.7% period over period, contributing $900 of revenue growth for the six months ended June 30, 2006. In January 2006 we completed the acquisition of a 13 property portfolio from Place Properties. Simultaneous with the acquisition we entered into a lease agreement under which Place Properties leases and operates the properties. Other leasing revenue related to the lease back contributed $6,868 of revenue in the first half of 2006.
     Operating expenses at our student housing communities increased $5,743 to $22,103 for the six months ended June 30, 2006. Approximately $5,000 of the increase is due to increased beds by way of acquisition discussed above. Additionally, the student housing operations experienced higher utility, property tax, and student amenity costs, including cable and internet costs. These increases are the end of a trend we began to experience last year and represent approximately $700 of the rising operating expenses. We believe that the majority of these costs have stabilized and we do not expect to experience the same rate of expense growth into the future.
     The net impact of the growth in revenue and expenses noted above was a 68.8% rise in net operating income for the segment to

$30,441 for the six months ended June 30, 2006. As noted a majority of the growth came through acquisition and we experienced a slight erosion in operating margins, which dropped from 58.4% to 57.2%.
Third-party development consulting services
     The following table represents the development consulting projects that were active during the six months ended June 30, 2006 and 2005:

			Recognized Earnings
Project	Beds	Fee Type	2006	2005	Difference

Slippery Rock University – Phase I	1,390	Development fee	$791	$78	$713
Indiana University of Pennsylvania	734	Development fee	116	—	116
University of Michigan	849	Development fee	399	—	399
Auraria Higher Education System	685	Development fee	—	69	(69)
University of North Carolina – Greensboro	600	Construction oversight fee	8	—	8
University of Louisville – Phase III	359	Construction oversight fee	54	—	54
University of Alabama – Birmingham	753	Construction oversight fee	59	35	24

Third-party development consulting services			$1,427	$182	$1,245

California University of Pennsylvania – Phase IV and V	801	Development fee	$158	$45	$113
University of North Carolina – Greensboro	600	Development fee	19	—	19
Bloomsburg University	407	Development fee	—	107	(107)
University of Louisville – Phase III	359	Development fee	115	—	115
University of Alabama – Birmingham	753	Development fee	133	103	30

Equity in earnings of unconsolidated entities			$425	$255	$170

     Third-party development consulting services revenue increased by $1,245 to $1,427 for the six months ended June 30, 2006. During the first six months of 2006 we were engaged in four active development projects representing 3,658 beds and recognized construction oversight fees on an additional 3 projects. During the same period in 2005 we were only in the beginning stages of three projects under which we only recognized minor fees in the period. The increased volume in development consulting revenue represents a shift in the number and percentage of new contacts AODC has contracted directly. In previous years the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities.
     Equity in earnings of unconsolidated entities increased by $170 to $425 for the six months ended June 30, 2006. During the six months ended June 30, 2006 there were five projects underway with a total of 2,513 beds. During the same period in 2005 there were two active projects with a total of 1,160 beds.
     General and administrative costs in the third-party development consulting services segment increased $265 to $985 for the six months ended June 30, 2006. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead allocated to the segment.
Third-party management services
     Third-party management services revenues increased by $1,381 to $3,181 for the six months ended June 30, 2006. $730 of the increase is related to intersegment revenue increases due to the growth in our owned portfolio quarter over quarter as previously discussed under student housing leasing. Aggregate design beds for the six months ended June 30, 2006 were 117,630 which is an increase of 27,281 beds from the same period in the prior year. Third-party management fee revenue increased $641 to $1,398 for the six months ended June 30, 2006. This increase was primarily the result of the opening of three new managed properties in August and September of 2005 and the addition of a new management contract in September 2005. In addition one development community opened partially in April 2006 and our management company subsidiary earned approximately $100 in preopening management support fees related to two communities opening this summer.
     General and administrative costs for our third-party management services segment increased $789 or 53% to $2,271 for the six months ended June 30, 2006. The increase reflects incremental salaries and costs related to the additional management contracts and intersegment management revenue volume noted above.

     Nonoperating expenses
     Nonoperating expenses increased $8,499 to $32,172 for the six months ended June 30, 2006. The increase includes approximately $6,700 of additional interest expense and $2,800 of additional depreciation and amortization related to the acquisitions discussed above. These increases were partially offset by a $1,100 decline in amortization of deferred financing costs as a result of prepayment penalties on early retirement of debt that was incurred in the first quarter of 2005. We anticipate continued increases in interest expense in 2006 over 2005 as a result of recent and anticipated acquisition as well as the potential of continued increases in interest rates.
Other corporate expenses
     Other corporate expenses represent general and administrative expenses that are not allocated to the third-party development consulting and third-party management services segments. Inter-segment management fees are charged to the student housing leasing segment so it is not allocated any corporate expenses. For the six months ended June 30, 2006 other corporate expenses were $2,795, an increase of $1,459 over the prior year. The increase is a result of approximately $400 related to the first year costs of implementing the Sarbanes-Oxley Act of 2002 as well as increased payroll and other expenses resulting from changes necessary to appropriately support growth and the requirements of being a public company, including compliance with Sarbanes-Oxley.
     Noncash compensation expense for the six months ended June 30, 2006 was $528 compared to $4,375 for the six months ended June 30, 2005. Noncash compensation includes the amortization of restricted stock awards over their vesting period and the applicable cost of any awards that were immediately vested upon date of grant. The decrease of $3,847 from 2005 is due to a one-time charge related to our Offering that occurred in January 2005 when fully vested awards with a value of $4,039 were granted. This decrease was offset by compensation expense related to awards issued during the first six months of 2006.
Results of Operations for the Three Months Ended June 30, 2006 and 2005
     The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006					Three Months Ended June 30, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$21,367	$—	$—	$—	$21,367	$19,096	$—	$—	$—	$19,096
Student housing food service revenue	807	—	—	—	807	853	—	—	—	853
Other leasing revenue	3,434	—	—	—	3,434	—	—	—	—	—
Third-party development consulting services	—	872	—	—	872	—	173	—	—	173
Third-party management revenue	—	—	699	—	699	—	—	355	—	355
Intersegment revenues	—	—	865	(865)	—	—	—	574	(574)	—
Operating expense reimbursements	—	—	—	1,950	1,950	—	—	—	1,378	1,378

Total revenues	25,608	872	1,564	1,085	29,129	19,949	173	929	804	21,855

Operating Expenses:
Student housing leasing operations	9,448	—	—	—	9,448	8,308	—	—	—	8,308
Student housing food service operations	724	—	—	—	724	796	—	—	—	796
General and administrative	—	508	1,176	—	1,684	—	439	770	—	1,209
Intersegment expenses	865	—	—	(865)	—	574	—	—	(574)	—
Reimbursable operating expenses	—	—	—	1,950	1,950	—	—	—	1,378	1,378

Total operating expenses	11,037	508	1,176	1,085	13,806	9,678	439	770	804	11,691

Net operating income (loss)	14,571	364	388	—	15,323	10,271	(266)	159	—	10,164

Nonoperating expenses(1)	16,201	—	—	—	16,201	13,524	—	—	—	13,524

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(1,630)	364	388	—	(878)	(3,253)	(266)	159	—	(3,360)

Equity in earnings of unconsolidated entities	—	142	—	—	142	—	157	—	—	157

Income (loss) before taxes and minority interest (2)	$(1,630)	$506	$388	$—	$(736)	$(3,253)	$(109)	$159	$—	$(3,203)

(1)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest:

	2006	2005
Net income (loss) before taxes and minority interest for reportable segments	$(736)	$(3,203)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(208)	(220)
Other corporate expenses	(1,590)	(1,077)

Net loss before income taxes and minority interest	$(2,534)	$(4,500)

     Student housing leasing
     Overall community statistics for the three months ended June 30, 2006 and 2005 were as follows:

	Three months	Three months
	ended	ended
	June 30, 2006	June 30, 2005	Difference
Occupancy
Physical (1)	89.8%	89.1%	0.7%
Economic (2)	91.7%	90.5%	1.2%
NarPAB (3)	$336	$335	$1
Other income per avail. bed (4)	$26	$23	$3
RevPAB (5)	$362	$358	$4
Operating expense per bed (6)	$160	$155	$5
Operating margin	55.6%	56.5%	(0.9)%
Design Beds (7)	59,127	53,679	5,448

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Net apartment rent per available bed (NarPAB) represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Revenue per available bed (RevPAB) represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Revenue from student housing leasing was $25,608 for the three months ended June 30, 2006. This represents an increase of $5,659 or 28% from the same period in 2005. The majority of the increase is represented by other leasing revenue of $3,434, related to the leasing of 13 properties to Place Properties in January 2006. In addition aggregate beds for the three months ended June 30, 2006 were 59,127, an increase of 5,448 from the same period a year ago. At current RevPAB rates the acquired beds contributed approximately $2,000 to revenue in the current period. Due primarily to a slight rise in economic occupancy from the second quarter 2005 to the second quarter 2006 we achieved a 1.1% improvement in RevPAB contributing just over $200 of additional revenue in the second quarter of 2006 compared to the second quarter 2005.
     Operating expenses at our student housing communities increased $1,359 to $11,037 for the three months ended June 30, 2006. The additional 5,448 of aggregate beds accounted for approximately $870 of the increase quarter over quarter, while higher intersegment expenses related to those same beds accounted for $290. Additionally, the student housing operations experienced a $5.00 per bed or 3%

increase in operating expense related primarily to higher utility, property tax, and maintenance costs. These items represent an approximate $270 increase in operating expenses in the second quarter of 2006 compared to the second quarter of 2005.
     Third-party development consulting services
     Third-party development consulting services revenues increased by $699 to $872 for the three months ended June 30, 2006. The increase is a result of higher project volume in the second quarter of 2006 compared to 2005. During the second quarter of 2006 we were engaged in four active development projects representing 3,658 beds. During the same period in 2005 we were only participating directly in minor construction oversight fees on one project.
     Equity in earnings of unconsolidated entities decreased slightly by $15 from the three months ended June 30, 2005 to $142 for the three months ended June 30, 2006.
     General and administrative costs in the third-party development consulting services segment increased $69 to $508 for the three months ended June 30, 2006. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead allocated to the segment.
     Third-party management services
     Third-party management services revenues increased by $635 to $1,564 for the three months ended June 30, 2006. $290 is related to intersegment revenue increases as a result of the growth in our owned portfolio quarter over quarter. Aggregate design beds for the quarter ended June 30, 2006 were 59,127 which is an increase of 5,448 beds from the same period in the prior year. Third-party management fee revenue increased $344 to $699 for the three months ended June 30, 2006. Approximately $100 of the increase relates to management support fees earned on two development projects during the preopening and preleasing phase of the project. The remaining $244 increase is a result of three new managed properties opening in August and September of 2005, the addition of a new management contract in September 2005, and the opening of a development community in May 2006.
     General and administrative costs for our third-party management services segment increased $406 to $1,176 for the three months ended June 30, 2006. The increase reflects incremental salaries and costs related to the additional management contracts and intersegment management revenue volume noted above.
     Nonoperating expenses
     Nonoperating expenses increased $2,677 to $16,201 for the three months ended June 30, 2006. This increase includes approximately $2,950 of additional interest expense related to the additional debt assumed in the Place Portfolio acquisition in January 2006. We anticipate continued increases in interest expense in 2006 over 2005 as a result of recent and anticipated acquisitions as well as the potential of continued increases in interest rates.
Other corporate expense
     Other corporate expenses for the three months ended June 30, 2006 were $1,590 compared to $1,077 for the same period in 2005. The increase is a result of approximately $200, related to the first year costs of implementing Sarbanes-Oxley as well as increased payroll and other expenses resulting from changes necessary to appropriately support growth and the requirements of being a public company, including Sarbanes-Oxley compliance. Noncash compensation expense decreased 5% to $202 for the three months ended June 30, 2006 primarily due to the activity in the issuance of stock based awards in the periods.
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
     The following table presents a reconciliation of our FFO to our net income (loss) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,514)	$(4,060)	$(3,294)	$(10,375)

Plus student housing property depreciation and amortization of lease intangibles	8,999	9,317	18,068	15,019

Plus minority interest expense/(benefit)	(206)	(336)	(65)	(767)

Funds from operations	$6,279	$4,921	$14,709	$3,877

Liquidity and Capital Resources
     Revolving Credit Facility and Other Short Term Loans
     On March 31, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100 million and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. The Trust will serve as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured in a manner consistent with the original agreement whereby such security generally consists of a cross-collateralized, first mortgage lien on all mortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At June 30, 2006, there was $14,500 under the Amended Revolver and $50,000 outstanding under the Term Loan. The Term Loan is interest only until maturity.
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
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect of such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased Restricted Payment, the Total Leverage Ratio shall remain less than or equal to 60%; or (b) the increased Restricted Payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of Funds From Operations for the applicable period through and including December 31, 2006, and (ii) 95% of Funds From Operations for the applicable period thereafter.
     The interest rates per annum applicable to the Amended Revolver are, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rates per annum applicable to the Term Loan are, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%.
     On June 23, 2006 the Operating Partnership entered an earnest money escrow agreement related to the potential purchase of a student housing property located in Riverside, California and deposited $1,000 with the escrow agent. If completed, the acquisition is expected to be consummated through a joint venture. As part of the anticipated joint venture arrangement the Operating Partnership received $900 from the potential joint venture partner in exchange for a promissory note payable. The escrow deposit is reflected in other assets in the accompanying balance sheet at June 30, 2006. On August 4, 2006 the joint venture was formed and concurrently the promissory note was offset against the corresponding amount in escrow.
     Liquidity outlook and capital requirements
     At June 30, 2006 we had $5,247 of cash, a decrease of approximately $56,000 from December 31, 2005. This decrease is a result of funding the purchase of the 13 property portfolio from Place Properties in January 2006. In addition to the decline in cash balances we added approximately $164,000 of debt during the first six months of 2006 due to the assumption of $98,660 of mortgage debt in the

Place Properties acquisition as well as $64,500 drawn on our line and term loan to completely fund the Place Properties acquisition and our June 15th acquisition of The Players Club community in Statesboro, GA.
     Our current liquidity needs include funds for distribution payments to our stockholders, including those required to maintain our REIT status and satisfy our current distribution policy, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations with the exception of distributions which in the near term are expected to outpace funds from operations by up to $0.22 per share. We expect our long-term liquidity requirements to be satisfied through cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     Based on our closing share price of $16.65 on June 30, 2006 our total enterprise value was $949,922. With total debt outstanding on June 30, 2006 of $488,758 our current debt to total enterprise value was 51.5%. We believe our current capital structure and current FFO targets along with the current $85,500 remaining availability under our credit facility will leave us with sufficient liquidity and access to financing to make future student housing investments, and fund current working capital needs. Current market conditions and rising interest rates are expected to make accessible capital more expensive for us and could impact our access to capital. There can be no assurance that we obtain financing under satisfactory conditions or will make any investments in any other properties that meet our investment criteria.
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
Long-Term Indebtedness
     At June 30, 2006, the Trust had outstanding mortgage indebtedness of $425,959 (net of unamortized debt premium of $2,601). The scheduled maturities of outstanding mortgage indebtedness at June 30, 2006 are as follows:

Fiscal Year Ending
2006 (6 months ended December 31, 2006)	$1,962
2007	61,222
2008	27,606
2009	282,631
2010	888
2011	947
Thereafter	48,102

Total	423,358
Unamortized debt premium	2,601

Outstanding at June 30, 2006, net of unamortized premium	$425,959

     At June 30, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 3.2 years.
     In addition to the above mortgage debt we had $50,000 outstanding on a three year variable rate term loan and $14,500 outstanding on the Amended Revolver. The average interest rate on the term loan and line of credit at June 30, 2006 was 7.63%.

     As of June 30, 2006, thirteen of our properties were unencumbered by mortgage debt. Seven of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 credit facility.
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
     On July 11, 2006 our board of directors declared a second quarter distribution of $0.2975 per share of common stock for the quarter ending on June 30, 2006. The distribution is payable on August 9, 2006 to stockholders of record at the close of business on July 25, 2006.
Off-Balance Sheet Arrangements
     On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
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
Recent Developments
     On July 11, 2006 our board of directors declared a second quarter distribution of $0.2975 per share of common stock for the quarter ending on June 30, 2006. The distribution is payable on August 9, 2006 to stockholders of record at the close of business on July 25, 2006.
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
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common shareholders and cash flows, assuming other factors are held constant. At June 30, 2006 we had fixed rate debt of $423,358. Holding other variables constant a 100 basis point increase in interest rates would cause an $11,428 decline in the fair value for our fixed rate debt. Conversely, a one percentage point decrease in interest rates would cause an $11,943 increase in the fair value of our fixed rate debt. At June 30, 2006, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.85% and an average term to maturity of 3.2 years.
     At June 30, 2006, we had a $50,000 variable rate term loan and $14,500 drawn on the Amended Revolver. The interest rates per annum applicable to the Amended Revolver are, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the term loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%. For the three and six months ended June 30, 2006, the term loan had average interest rates of 7.68% and 7.63%, respectively. Holding other variables constant a 100 basis point increase in interest rates would cause a $645 decrease annually in net income available to our common shareholders and a 100 basis point decrease in interest rates would cause a $645 increase annually in net income available to our common shareholders.
     Approximately 86% of the Trust’s outstanding debt was subject to fixed rates at June 30, 2006. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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
     Our management, with the participation of our principal executive officer and financial officers, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s Exchange Act filings.
Changes in Internal Control Over Financial Reporting
     During the period ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonable likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of June 30, 2006, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three and six months ended June 30, 2006 we issued 4,000 restricted shares, which vested immediately upon issue, and 12,500 profits interest units to various employees of the Company at the discretion of our Board. The issuance of such shares was made in reliance upon an exemption from registration under section 4(2) of the Securities Act.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 24, 2006, we held our 2006 annual meeting of shareholders at the Company’s corporate headquarters. During the meeting our shareholders voted on the following two proposals:
Proposal 1:
     Nominees Paul O. Bower, Monte J. Barrow, William J. Cahill, III, Randall L. Churchey and John L. Ford were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	Votes
	For	Withheld
Paul O. Bower	20,776,180	313,856
Monte J. Barrow	20,977,760	112,276
William J. Cahill, III	20,978,460	111,576
Randall L. Churchey	20,977,760	112,276
John L. Ford	20,976,910	113,126

Proposal 2:
     Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2006 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

For	Against	Abstain	Broker non-vote
21,054,387	31,699	3,950	0
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: August 10, 2006	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of
the Board of Directors
(Principal Executive Officer)

Date: August 10, 2006	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

Date: August 10, 2006	/s/ J. Drew Koester
J. Drew Koester
Vice President and Chief Accounting Officer

(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.1	Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.3	Incentive Compensation Plan for Executive Officers (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2006 and incorporated herein by reference).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1*	Section 906 Certification of Chief Executive Officer

Exhibit 32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.