Form 10-Q
period 2006-09-30
Education Realty Trust, Inc.
filed 2006-11-13
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                   Accelerated filer ☐                   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of November 13, 2006, the latest practicable date, the Registrant had outstanding 26,570,139 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2006 and December 31, 2005	2

Condensed Consolidated and Combined Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2006 and 2005 and for Education Realty Trust Predecessor for the period January 1, 2005 through January 30, 2005	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2006 and 2005	4

Condensed Consolidated and Combined Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2006 and 2005 and for Education Realty Trust Predecessor for the period January 1, 2005 through January 30, 2005	5

Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	36
EX-31.1 SECTION 302 CERTIFICATION
EX-31.2 SECTION 302 CERTIFICAITON
EX-32.1 SECTION 906 CERTIFICATION
EX-32.2 SECTION 906 CERTIFICATION

Part I — Financial Information
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Student housing properties, net	$812,075	$620,305
Corporate office furniture, net	814	991
Cash and cash equivalents	3,900	61,662
Restricted cash	11,707	6,738
Student contracts receivable, net	245	470
Receivable from affiliate	260	—
Management fee receivable from third party	720	552
Goodwill and other intangibles, net	3,693	3,546
Other assets	8,556	9,785

Total assets	$841,970	$704,049

Liabilities and stockholders’ equity
Liabilities:
Mortgage loans, net of unamortized premium/discount	$425,180	$328,335
Other long term debt	50,000	—
Line of credit and other short term debt	20,800	—
Accounts payable and accrued expenses	12,987	9,370
Accounts payable affiliate	—	225
Deferred revenue	10,453	7,660

Total liabilities	519,420	345,590

Minority interest	19,367	27,926

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 26,395,939 and 26,263,889 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	264	263
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	329,800	351,664
Loan to unitholder	—	(5,996)
Warrants	375	375
Accumulated deficit	(27,256)	(15,773)

Total stockholders’ equity	303,183	330,533

Total liabilities and stockholders’ equity	$841,970	$704,049

See accompanying notes to the condensed consolidated and combined financial statements

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Education Realty Trust, Inc.		EDR Predecessor
	Consolidated		Combined
	Nine months ended	Nine months ended	January 1 through
	September 30,	September 30,	January 30,
	2006	2005	2005
	(Unaudited)	(Unaudited)
Revenues:
Student housing leasing revenue	$63,421	$51,329	$1,503
Student housing food service revenue	2,670	2,334	269
Other leasing revenue	10,577	—	—
Third-party development services	2,283	973	—
Third-party management services	2,051	1,155	103
Operating expense reimbursements	5,891	3,538	671

Total revenues	86,893	59,329	2,546

Operating expenses:
Student housing leasing operations	32,159	26,782	524
Student housing food service operations	2,427	2,194	255
General and administrative	9,037	10,138	367
Depreciation and amortization	27,445	23,387	260
Reimbursable operating expenses	5,891	3,538	671

Total operating expenses	76,959	66,039	2,077

Operating income (loss)	9,934	(6,710)	469

Nonoperating expenses:
Interest expense	21,682	11,587	479
Exit fees on early repayment of mortgages	—	1,084	—
Amortization of deferred financing costs	834	582	—
Interest income	(439)	(630)	—

Total nonoperating expenses	22,077	12,623	479

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(12,143)	(19,333)	(10)
Equity in earnings of unconsolidated entities	573	560	27

Income (loss) before income taxes and minority interest	(11,570)	(18,773)	17
Income tax expense	463	170	—

Net income (loss) before minority interest	(12,033)	(18,943)	17
Minority interest	(550)	(1,384)	—

Net income (loss)	$(11,483)	$(17,559)	$17

Earnings per share information:
Loss per share — basic and diluted	$(0.44)	$(0.80)

Weighted average common shares outstanding- basic and diluted	26,336,343	21,883,589

Distributions per common share	$.8925	$.4875

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
Unaudited

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005
Revenues:
Student housing leasing revenue	$19,520	$20,145
Student housing food service revenue	895	893
Other leasing revenue	3,709	—
Third-party development services	856	791
Third-party management services	653	511
Operating expense reimbursements	2,146	1,474

Total revenues	27,779	23,814

Operating expenses:
Student housing leasing operations	13,422	13,570
Student housing food service operations	844	878
General and administrative	2,872	2,561
Depreciation and amortization	9,205	8,236
Reimbursable operating expenses	2,146	1,474

Total operating expenses	28,489	26,719

Operating loss	(710)	(2,905)

Nonoperating expenses:
Interest expense	7,551	4,782
Amortization of deferred financing costs	281	252
Interest income	(101)	(146)

Total nonoperating expenses	7,731	4,888

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(8,441)	(7,793)
Equity in earnings of unconsolidated entities	148	332

Loss before income taxes and minority interest	(8,293)	(7,461)
Income tax expense	381	340

Net loss before minority interest	(8,674)	(7,801)
Minority interest	(485)	(617)

Net loss	$(8,189)	$(7,184)

Earnings per share information:
Loss per share — basic and diluted	$(0.31)	$(0.33)

Weighted average common shares outstanding- basic and diluted	26,390,417	21,923,244

Distributions per common share	$.2975	$.2975

See accompanying notes to the condensed consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDUCATION REALTY TRUST PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Education Realty Trust, Inc.		EDR Predecessor
	Consolidated		Combined
	Nine months	Nine months	January 1
	ended	ended	through
	September 30,	September 30,	January 30,
	2006	2005	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$(11,483)	$(17,559)	$17
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,445	23,387	246
Deferred tax expense	249	—	—
(Gain) loss on disposal of assets	(10)	424	—
Amortization of deferred financing costs	834	582	14
Amortization of unamortized debt premiums/discounts	(413)	(213)	—
Distributions from unconsolidated entities	658	740	—
Noncash compensation expense related to PIUs and restricted stock	622	4,631	—
Equity in earnings of unconsolidated entities	(573)	(560)	(27)
Minority interest	(550)	(1,384)	—
Change in operating assets and liabilities (net of acquisitions)	3,001	4,951	(92)

Net cash provided by operating activities	19,780	14,999	158

Investing activities:
Property acquisitions, net of cash acquired	(112,694)	(187,360)	(25)
Deferred acquisition costs and earnest money deposits	(468)	(4,283)	—
Purchase of corporate furniture and fixtures	(63)	(1,058)	—
Restricted cash	(2,593)	(3,073)	(2,348)
Insurance proceeds on property loss	184	175	—
Investment in student housing properties	(3,669)	(4,077)	—
Investment in joint ventures	(1,021)	—	—

Net cash used in investing activities	(120,324)	(199,676)	(2,373)

Financing activities:
Payment of mortgage notes	(1,402)	(115,419)	(98)
Borrowings of other long-term debt	50,000	—	—
Debt issuance costs	(1,350)	(3,155)	—
Borrowing/repayment of line of credit, net	20,800	1,498	—
Loan to unitholder	—	(5,996)	—
Proceeds from offering	—	419,600	—
Payment of offering costs	(125)	(26,963)	—
Dividends and distributions paid	(25,133)	(11,721)	—
Repayment of notes payable affiliate	—	(485)	—
Redemption of minority interest	(8)	—	—

Net cash provided by (used in) financing activities	42,782	257,359	(98)

Net increase (decrease) in cash and cash equivalents	(57,762)	72,682	(2,313)
Cash and cash equivalents, beginning of period	61,662	1	2,883

Cash and cash equivalents, end of period	$3,900	$72,683	$570

Supplemental disclosure of cash flow information:
Interest paid	$21,501	$11,726	$471

Income taxes paid	$855	$133	$—

Supplemental disclosure of noncash activities:
Prepaid offering costs charged against equity	$—	$2,218	$—
Prepaid acquisition costs	4,718	—	—
Units issued in connection with acquisitions	—	26,340	—
Warrants issued	—	375	—
Debt assumed in property acquisitions net of premium	—	444,955	—
Redemption of minority interest to satisfy loan to unitholder	6,116	—	—
See accompanying notes to the condensed consolidated and combined financial statements

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

2. The offering, the formation transactions and the private placement
     The Trust completed the initial public offering (the “Offering”) of its common stock on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering, at a price of $16.00 per share. The Offering raised net proceeds of approximately $320,400, after underwriting discounts and offering expenses of approximately $29,200. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in the Operating Partnership.
     Concurrent with the Offering the Operating Partnership acquired directly or indirectly the EDR Predecessor entities for $36,500 in cash, the issuance of $18,300 in Operating Partnership units and the assumption of $81,500 of debt. The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price approximated $401,975. The Operating Partnership assumed total first mortgage debt of $311,500, and repaid $93,360 with the use of the net proceeds of the Offering. Additionally the Operating Partnership issued warrants approximating $375 in value and Operating Partnership units approximating $7,995 in estimated value. The acquisition of the EDR Predecessor and the JPI portfolio is referred to herein as the Formation Transactions.
     On September 30, 2005, the Trust completed a private placement of 4,375,000 shares of its common stock at a price of $16.00 per share (the “Private Placement”). The Private Placement raised net proceeds of approximately $67,000, after offering expenses of approximately $3,000. These shares were registered with the Securities and Exchange Commission on January 25, 2006. The proceeds were used to acquire the 13 student housing properties from Place Properties, L.P. (“Place Portfolio”) on January 6, 2006 discussed in Note 8.
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
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Certain overhead costs were previously included in student housing leasing operations expense in the statement of operations in the prior year interim financial statements. These costs were reclassified to general and administrative expense to conform to the way the business is managed. The costs totaled $1,004 and $2,130 for the three and nine months ended September 30, 2005, respectively.
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

Use of estimates
     The preparation of financial statements in accordance with GAAP requires making estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
     Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets”. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of September 30, 2006, management determined that no indicators of impairment existed.
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
Income taxes
     The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust is generally not subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.
     The Trust has elected to treat its management company, AOES, as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities.
Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At September 30, 2006, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	914
University Towers Operating Partnership units	270
Restricted Stock (unvested shares)	120
Profits Interest Units	260

Total potentially dilutive securities	1,564

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations is not required due to the fact the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.
Goodwill and other intangible assets
     The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
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
     Student housing leasing revenue — Student housing leasing revenue is comprised of all revenue related to the leasing activities at the student housing properties and includes revenues from the leasing of space, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying consolidated and combined statements of operations. Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a nonrefundable application fee and a signed parental guarantee. Receivables are recorded when billed, revenues and related lease incentives and nonrefundable application fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts except as noted below related to other leasing revenue. At certain student housing facilities the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.

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
     Operating expense reimbursement revenue — The Trust pays certain payroll and related costs related to the operations of third party student housing properties that are managed by the Trust. Under the terms of the related management agreements, the third party property owners reimburse these costs. The amounts billed to the third party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”
Recent accounting pronouncements
     In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets”, was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The adoption of SFAS No. 153 had no material impact on the Trust’s consolidated financial condition or results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of Statement 123(R) as of January 1, 2006 had no material impact on the Trust’s consolidated financial condition or results of operations. See Note 9 for further discussion of share based compensation plans.
     In June 2005, the FASB ratified EITF 04-5: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance became effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 had no material impact on the Trust’s consolidated financial condition or results of operations.

     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). The adoption of Interpretation 47 had no material impact on the Trust’s consolidated financial condition or results of operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Trust is currently evaluating the impact of adopting SAB 108 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.
4. Investments in unconsolidated entities
     As of September 30, 2006 and December 31, 2005, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
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

     On May 1, 2006 the Trust invested in the following unconsolidated joint ventures and limited liability companies which are accounted for under the equity method:
•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by EDR Greensboro

•	AODC/CPA, LLC, a Delaware limited liability company, 50% owned by AODC
     On September 15, 2006, the Trust obtained a 10% interest in WEDR Riverside Investors V, LLC, a Delaware limited liability company, which is accounted for under the equity method.
     These entities primarily provide development consulting services to third party student housing owners in an agency capacity. The following is a summary of financial information for the unconsolidated joint ventures and limited liability companies for the nine months ended September 30, 2006 and 2005:

	2006	2005
Results of Operations:
Revenues	$1,418	$1,230
Net income	1,104	1,197
Equity in earnings of unconsolidated entities	$573	$587
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
     On March 30, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50 million. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured in a manner consistent with the original agreement whereby such security generally consists of a cross-collateralized, first mortgage lien on all unmortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and the Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At September 30, 2006, there was $20.8 million outstanding under the Amended Revolver and $50 million outstanding under the Term Loan. The Term Loan requires interest only payments through maturity.
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
     In connection with the 2005 acquisitions described in Note 8 the Operating Partnership assumed an additional $48,726 of fixed rate mortgage debt with a weighted average interest rate of 6.49%. In January 2006, the Operating Partnership assumed $98,700 of mortgage debt with a fixed interest rate of 6.439% in connection with the acquisition of the Place Portfolio.
     At September 30, 2006, the Trust had outstanding mortgage indebtedness of $425,180 (net of unamortized debt premium of $2,454). The scheduled maturities of outstanding mortgage indebtedness at September 30, 2006 are as follows:

Fiscal Year Ending
2006 (3 months ended December 31, 2006)	$1,101
2007	60,158
2008	26,481
2009	285,049
2010	888
2011	947
Thereafter	48,102

Total	422,726
Unamortized debt premium	2,454

Outstanding at September 30, 2006, net of unamortized premium	$425,180

     At September 30, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 2.9 years.

6. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the nine months ended September 30, 2006 and the combined results of operations for Education Realty Trust, Inc. (post offering) and the EDR Predecessor (pre Offering) for the nine months ended September 30, 2005:

	Nine months ended September 30, 2006					Nine months ended September 30, 2005(1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$63,421	$—	$—	$—	$63,421	$52,832	$—	$—	$—	$52,832
Student housing food service revenue	2,670	—	—	—	2,670	2,603	—	—	—	2,603
Other leasing revenue	10,577	—	—	—	10,577	—	—	—	—	—
Third-party development consulting services	—	2,283	—	—	2,283	—	973	—	—	973

Third-party management revenue	—	—	2,051	—	2,051	—	—	1,258	—	1,258
Intersegment revenues	—	—	2,657	(2,657)	—	—	—	1,862	(1,862)	—
Operating expense reimbursements	—	—	—	5,891	5,891	—	—	—	4,209	4,209

Total revenues	76,668	2,283	4,708	3,234	86,893	55,435	973	3,120	2,347	61,875

Operating Expenses:
Student housing leasing operations	32,159	—	—	—	32,159	27,306	—	—	—	27,306
Student housing food service operations	2,427	—	—	—	2,427	2,449	—	—	—	2,449
General and administrative	—	1,601	3,653	—	5,254	—	1,413	3,055	—	4,468
Intersegment expenses	2,657	—	—	(2,657)	—	1,862	—	—	(1,862)	—
Reimbursable operating expenses	—	—	—	5,891	5,891	—	—	—	4,209	4,209

Total operating expenses	37,243	1,601	3,653	3,234	45,731	31,617	1,413	3,055	2,347	38,432

Net operating income (loss)	39,425	682	1,055	—	41,162	23,818	(440)	65	—	23,443
Nonoperating expenses(2)	48,751	(16)	—	—	48,735	36,574	(6)	(9)	—	36,559

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(9,326)	698	1,055	—	(7,573)	(12,756)	(434)	74	—	(13,116)
Equity in earnings of unconsolidated entities	(14)	587	—	—	573	—	587	—	—	587

Income (loss) before taxes and minority interest(4)	$(9,340)	$1,285	$1,055	$—	$(7,000)	$(12,756)	$153	$74	$—	$(12,529)

Total segment assets (3)	$830,263	$2,256	$5,220	$—	$837,739	$641,612	$1,300	$5,445	$—	$648,357

(1)	The segment information presented for the nine months ended September 30, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	Significant increases in segment assets related to student housing leasing from that presented at December 31, 2005 include the acquisition of the Place Portfolio as described in Note 2 and Note 8 and the acquisition of Statesboro as discussed in Note 8.

(4)	The following is a reconciliation of the reportable segments’ net loss before income taxes and minority interest to the Trust’s consolidated net loss before income taxes and minority interest:

	2006	2005
Net loss before income taxes and minority interest for reportable segments	$(7,000)	$(12,529)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(591)	(4,631)
Other corporate expenses	(3,979)	(1,596)

Net loss before income taxes and minority interest	$(11,570)	$(18,756)

     The following table represents segment information for the three months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006					Three months ended September 30, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$19,520	$—	$—	$—	$19,520	$20,145	$—	$—	$—	$20,145
Student housing food service revenue	895	—	—	—	895	893	—	—	—	893
Other leasing revenue	3,709	—	—	—	3,709	—	—	—	—	—
Third-party development consulting services	—	856	—	—	856	—	791	—	—	791
Third-party management revenue	—	—	653	—	653	—	—	511	—	511
Intersegment revenues	—	—	874	(874)	—	—	—	809	(809)	—
Operating expense reimbursements	—	—	—	2,146	2,146	—	—	—	1,474	1,474

Total revenues	24,124	856	1,527	1,272	27,779	21,038	791	1,320	665	23,814

Operating Expenses:
Student housing leasing operations	13,422	—	—	—	13,422	13,570	—	—	—	13,570
Student housing food service operations	844	—	—	—	844	878	—	—	—	878
General and administrative	—	616	1,382	—	1,998	—	693	1,573	—	2,266
Intersegment expenses	874	—	—	(874)	—	809	—	—	(809)	—
Reimbursable operating expenses	—	—	—	2,146	2,146	—	—	—	1,474	1,474
Total operating expenses	15,140	616	1,382	1,272	18,410	15,257	693	1,573	665	18,188

Net operating income (loss)	8,984	240	145	—	9,369	5,781	98	(253)	—	5,626
Nonoperating expenses(1)	16,579	(16)	—	—	16,563	12,901	(6)	(9)	—	12,886

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(7,595)	256	145	—	(7,194)	(7,120)	104	(244)	—	(7,260)
Equity in earnings of unconsolidated entities	(14)	162	—	—	148	—	332	—	—	332

Income (loss) before taxes and minority interest(2)	$(7,609)	$418	$145	$—	$(7,046)	$(7,120)	$436	$(244)	$—	$(6,928)

(1)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net loss before income taxes and minority interest to the Trust’s consolidated net loss before income taxes and minority interest:

	2006	2005
Net loss before income taxes and minority interest for reportable segments	$(7,046)	$(6,928)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(63)	(257)
Other corporate expenses	(1,184)	(276)

Net loss before income taxes and minority interest	$(8,293)	$(7,461)

7. Commitments and contingencies
     In connection with the acquisition of the JPI portfolio discussed in Note 2, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units (499,688 units) issued to the seller in the purchase transaction. On April 10, 2006, the seller exchanged 400,632 Operating Partnership units (minority interest) in full satisfaction of the $5,996 note receivable and accrued interest of $120. The redemption of minority interest was recorded in accordance with SFAS No. 141, “Business Combinations.” The seller was released from the pledge of the remaining 99,056 Operating Partnership units. On April 26, 2006, the seller converted the remaining units to the Trust’s common stock.
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
     In conjunction with the closing of the acquisition of a student housing property at the University of Florida the Operating Partnership entered into a letter of credit agreement. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2006 and is secured by the Operating Partnership’s existing revolving credit facility.
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
     The Trust also has various operating lease commitments for corporate office space, furniture and technology equipment.
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
8. Acquisition of real estate investments
     During 2005 the Operating Partnership acquired the entities comprising the EDR Predecessor (including student housing properties) and the 14 student housing properties comprising the JPI Portfolio in connection with the Formation Transactions discussed in Note 2. The Operating Partnership also acquired five additional student housing properties during fiscal 2005 (the “2005 acquisitions”) for an aggregate purchase price of $119,700, including the assumption of mortgage debt with a contract value of $48,700.

     On January 1, 2006, the Operating Partnership acquired the 13 student housing properties referred to as the Place Portfolio for a combination of cash, partnership units and assumed debt. The cash contribution totaled approximately $105,200. The Operating Partnership also issued 36,954 Operating Partnership units valued at approximately $500 , and assumed liabilities of $800 and interest-only mortgage debt of approximately $98,700. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary allocation
Place Portfolio
Current assets and restricted cash	$2,376
Student housing properties	202,227
Other	570

Total assets acquired	205,173
Current liabilities	(855)
Mortgage debt assumed net of premium/discount	(98,660)
Acquisition costs	(7,446)

Purchase price	$98,212

     On June 15, 2006, the Operating Partnership acquired Players Club, an off-campus collegiate community located near Georgia Southern University in Statesboro, Georgia (“Statesboro”), for $12,900 in cash and assumed liabilities. The Operating Partnership used the Amended Revolver to fund the purchase. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary allocation
Statesboro
Current assets and restricted cash	$77
Student housing properties	12,703
Other	159

Total assets acquired	12,939
Current liabilities	(115)
Mortgage debt assumed net of premium/discount	—
Acquisition costs	(65)

Purchase price	$12,759

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
     The results of operations for each acquisition have been included in the accompanying consolidated statements of operations from the respective acquisition dates. The following pro forma financial information for the nine months ending September 30, 2006 gives effect to the Statesboro acquisition as if it occurred on January 1, 2006 and for the nine months ended September 30, 2005 gives effect to the Statesboro acquisition, the Place Portfolio acquisition, the Formation Transactions, the 2005 acquisitions and the Private Placement as if the transactions had occurred on January 1, 2005:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Pro forma revenue	$87,876	$85,001
Pro forma net loss	$(11,061)	$(18,320)
Loss per share	$(0.42)	$(0.70)
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
     Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Total compensation cost recognized in general and administrative expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2006 and 2005 was approximately $600 and $4,600, respectively. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation of $2,470 to additional paid-in capital for the prior period presented.
     In 2005, the Trust issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued an additional 6,000 shares during 2005 to its independent directors, which were fully vested as of December 31, 2005. During the nine months ended September 30, 2006, the Trust issued 4,000 shares to its executive officers and 2,000 shares to its independent directors. The 2006 issuances vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At September 30, 2006, unearned compensation totaled $2,000 and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2006 and 2005, compensation expense of $500 for both periods, was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
     Additionally, the Trust granted 245,000 profits interest units in 2005 simultaneous with and subsequent to the completion of the Offering that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4,100 in the accompanying consolidated statements of operations for the nine months ended September 30, 2005. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
     A summary of incentive plan activity for the nine months ended September 30, 2006 is as follows:

		Restricted
	PIU's	Stock	Total
Outstanding at December 31, 2005	245,000	186,000	431,000
Granted	12,500	—	12,500

Outstanding at March 31, 2006	257,500	186,000	443,500
Granted	—	4,000	4,000
Redeemed	(2,500)	—	(2,500)

Outstanding at June 30, 2006	255,000	190,000	445,000
Granted	5,000	2,000	7,000
Outstanding at September 30, 2006	260,000	192,000	452,000

Vested at September 30, 2006	260,000	71,883	331,883

10. Subsequent events
     On October 10, 2006 our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ending on September 30, 2006. The distribution is payable on November 7, 2006 to stockholders of record at the close of business on October 24, 2006.
     On October 16, 2006 the Trust issued 54,083 shares of common stock under the direct stock purchase and dividend reinvestment plan. The common stock was issued at a price of $14.7925 per share.
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
     The historical operations prior to the Closing Date that are described in this report refer to the operations of the Predecessor. We have described our operations in this report as if the historical operations of the Predecessor were conducted by us. As a result, and due to substantial growth through acquisition and other IPO related activities, our results of operations for the nine months ended September 30, 2006 are not comparable to our results of operations for the nine months ended September 30, 2005. Where appropriate, the following discussion includes an analysis of the completion of the Offering and certain matters that have occurred following the completion of the Offering.
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
     We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through our Management Company and Development Company, respectively. While we manage 68% of the properties we own, we will not recognize any fee income from their management on a consolidated basis. We have elected to be taxed as a REIT for federal income tax purposes.
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
     Student Housing Leasing
     Student housing leasing revenue represented approximately 94.6% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2006. Our revenue related to food service operations at two locations is included in this segment. Additionally we include other leasing revenue related to the Place Portfolio lease in this segment.
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
     Substantially all of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. For the lease terms starting in 2005 and 2006 approximately 69.9% and 68.3%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore relatively stable with a slight decline during the August to July lease year but are susceptible to fluctuation at the commencement of each new academic year.
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
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.6% of our revenue for the nine months ended September 30, 2006. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
     Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented 2.8% of our revenue for the nine months ended September 30, 2006. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. At times we will pay pre-development expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project costs. We typically incur costs that are reimbursable by the project. We recognize these costs as expense when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded or reimbursements are otherwise guaranteed by the customer. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business.

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
     Integration Costs Related to the Acquisition of Additional Properties
     Our acquisition of 14 properties previously owned by JPI Investment Company, L.P. and its affiliates (“JPI”) on the Closing Date and our acquisition of an additional five properties since the Closing Date, two of which were acquired during the first quarter ending March 31, 2005, two were acquired in the third quarter ended September 30, 2005, and one was acquired in July 2005 have resulted in over 70% of our portfolio being new to the company and our management style in 2005. Additionally, we added a property in June of 2006. Although the company assumed management of the acquired properties ahead of schedule, additional costs, including operating inefficiencies, were experienced through the end of 2005 while fully assimilating the properties into our operating style. The growth in our portfolio has also required us to add additional regional management and corresponding support staff in our corporate office.
     General and Administrative Costs
     As a result of becoming a public company in January 2005, we experienced significant increases in legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, and other costs that are unique to being a public company. We expect additional increases in 2006 as a result of costs associated with formulating and documenting our internal control systems and implementation of the Sarbanes Oxley Act of 2002. For the nine months ended September 30, 2006 these costs totaled approximately $638.
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
     Student Housing Food Service Revenue Recognition
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
     Other Leasing Revenue Recognition
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
     Student Housing Property Acquisitions
     Land, land improvements, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures and equipment are depreciated over estimated lives ranging from 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes. Property acquisitions initiated subsequent to June 30, 2001 are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. We have used independent appraisals obtained at the time of the original acquisition by the owners of the properties we are acquiring in our formation transactions, estimates of cash flows and valuation techniques to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, equipment and other identifiable intangibles such as amounts related to in-place leases.
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
Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Trust is currently evaluating the impact of adopting SAB 108 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lower priority in unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.
Results of Operations for the Nine Months Ended September 30, 2006 and 2005
     The following table presents the results of operations for Education Realty Trust, Inc. for the nine months ended September 30, 2006 and the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the nine months ended September 30, 2005 (in thousands):

	Nine months ended September 30, 2006					Nine months ended September 30, 2005(1)
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$63,421	$—	$—	$—	$63,421	$52,832	$—	$—	$—	$52,832
Student housing food service revenue	2,670	—	—	—	2,670	2,603	—	—	—	2,603
Other leasing revenue	10,577	—	—	—	10,577	—	—	—	—	—
Third-party development consulting services	—	2,283	—	—	2,283	—	973	—	—	973
Third-party management revenue	—	—	2,051	—	2,051	—	—	1,258	—	1,258
Intersegment revenues	—	—	2,657	(2,657)	—	—	—	1,862	(1,862)	—
Operating expense reimbursements	—	—	—	5,891	5,891	—	—	—	4,209	4,209

Total revenues	76,668	2,283	4,708	3,234	86,893	55,435	973	3,120	2,347	61,875

Operating Expenses:
Student housing leasing operations	32,159	—	—	—	32,159	27,306	—	—	—	27,306
Student housing food service operations	2,427	—	—	—	2,427	2,449	—	—	—	2,449
General and administrative	—	1,601	3,653	—	5,254	—	1,413	3,055	—	4,468
Intersegment expenses	2,657	—	—	(2,657)	—	1,862	—	—	(1,862)	—
Reimbursable operating expenses	—	—	—	5,891	5,891	—	—	—	4,209	4,209

Total operating expenses	37,243	1,601	3,653	3,234	45,731	31,617	1,413	3,055	2,347	38,432
Net operating income (loss)	39,425	682	1,055	—	41,162	23,818	(440)	65	—	23,443
Nonoperating expenses(2)	48,751	(16)	—	—	48,735	36,574	(6)	(9)	—	36,559

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(9,326)	698	1,055	—	(7,573)	(12,756)	(434)	74	—	(13,116)
Equity in earnings of unconsolidated entities	(14)	587	—	—	573	—	587	—	—	587

Income (loss) before taxes and minority interest(3)	$(9,340)	$1,285	$1,055	$—	$(7,000)	$(12,756)	$153	$74	$—	$(12,529)

(1)	The segment information presented for the nine months ended September 30, 2005 represents the combined results of operations for Education Realty Trust, Inc. (post Offering) and EDR Predecessor (pre Offering).

(2)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(3)	The following is a reconciliation of the reportable segments’ net loss before income taxes and minority interest to the Trust’s consolidated net loss before income taxes and minority interest:

	2006	2005
Net loss before income taxes and minority interest for reportable segments	$(7,000)	$(12,529)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(591)	(4,631)
Other corporate expenses	(3,979)	(1,596)

Net loss before income taxes and minority interest	$(11,570)	$(18,756)

Student housing leasing
     Overall average physical occupancy and average Revenue per Available Bed (“RevPAB”) for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine months	Nine months
	ended	ended
	September	September
	30, 2006	30, 2005	Difference
Occupancy
Physical (1)	92.4%	91.1%	1.3%
Economic (2)	89.2%	88.2%	1.0%
NarPAB (3)	$332	$329	$3
Other income per avail. bed (4)	$24	$27	$(3)
RevPAB (5)	$356	$356	$—
Operating expense per bed (6)	$181	$183	$(2)
Operating margin	49.3%	48.5%	0.8%
Design Beds (7)	178,005	148,852	29,153
(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding overhead allocation, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.

     Revenue from student housing leasing was $76,668 for the nine months ended September 30, 2006. This represents an increase of $21,233 from the same period in 2005. The 38.3% increase in revenue is attributable to a significant increase in beds by way of acquisition and the addition of other leasing revenue related to the 13 property Place Portfolio lease discussed below. Aggregate design beds for the nine months ended September 30, 2006 increased 29,153 beds or 19.6% over the same period last year to 178,005 beds. At current RevPAB rates this acquisition driven increase in beds represents about $10,400 of the increased revenue for the nine months ended September 30, 2006. In January 2006 we completed the acquisition of a 13 property portfolio from Place Properties. Simultaneous with the acquisition we entered into a lease agreement under which Place Properties leases and operates the properties. Other leasing revenue related to the lease back contributed $10,577 of revenue in the first nine months of 2006, including the recognition of “Additional Rent,” as defined in the lease agreement, of $274 during the three months ended September 30, 2006.
     Operating expenses at our student housing communities increased $4,853 to $32,159 for the nine months ended September 30, 2006. Expense growth of approximately $5,300 is attributable to increased beds by way of acquisition as discussed above. The growth driven increase in expenses was offset by $480 representing an approximate $2.7 reduction in expense per bed for the period. Significant improvement in turn costs and lower bad debt expense along with other improvements combined to more than offset higher utility costs for the period. Intersegment expenses, which represent management fees paid to our management company increased almost $800 as a result of more beds under management and higher revenue.
     The net impact of the growth in revenue and expenses noted above was a 65.5% rise in net operating income for the segment to $39,425 for the nine months ended September 30, 2006. As noted, a majority of the growth came through acquisition and an increase in operating margins, which rose from 43.0% to 51.4% for the segment. The operating margin of our owned and operated properties, which excludes the 13 properties leased to Place Properties, improved from 48.5% to 49.3%.
Third-party development consulting services
     The following table represents the development consulting projects that were active during the nine months ended September 30, 2006 and 2005:

			Recognized Earnings
Project	Beds	Fee Type	2006	2005	Difference

Slippery Rock University — Phase I	1,390	Development fee	$1,264	$406	$858
Indiana University of Pennsylvania	734	Development fee	422	—	422
University of Michigan	849	Development fee	459	—	459
Auraria Higher Education System	685	Development fee	—	146	(146)
Calhoun Street		Purchasing fee	—	306	(306)
University of North Carolina — Greensboro	600	Construction oversight fee	45	—	45
University of Louisville — Phase III	359	Construction oversight fee	57	13	44
University of Alabama — Birmingham	753	Construction oversight fee	36	102	(66)

Third-party development consulting services			$2,283	$973	$1,310

California University of Pennsylvania — Phase IV	447	Development fee	$—	$65	$(65)
California University of Pennsylvania — Phase V	354	Development fee	225	—	$225
University of North Carolina — Greensboro	600	Development fee	105	—	105
Bloomsburg University	407	Development fee	—	239	(239)
University of Louisville — Phase III	359	Development fee	124	29	95
University of Alabama — Birmingham	753	Development fee	133	227	(94)
Other		Development fee	—	27	(27)

Equity in earnings of unconsolidated entities			$587	$587	$—

     Third-party development consulting services revenue increased by $1,310 to $2,283 for the nine months ended September 30, 2006. During the first nine months of 2006 we were engaged in four active development projects representing 3,658 beds and recognized construction oversight fees on an additional 3 projects. During the same period in 2005 we were only in the beginning stages of two projects, recognized $306 of purchasing fees related to a third project, and recognized construction oversight fees on another two project. The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by our development subsidiary (AODC) but also represents a shift in the percentage of new projects AODC contracts directly. In previous years the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities.
     Equity in earnings of unconsolidated entities remained flat at $587 for each of the nine months ended September 30, 2006 and 2005. During both nine month periods there were four projects underway that represented 2,066 and 1,966 beds for 2006 and 2005, respectively.
     General and administrative costs in the third-party development consulting services segment increased $188 to $1,601 for the nine months ended September 30, 2006. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead allocated to the segment.
Third-party management services
     Third-party management services revenue increased by $1,588 to $4,708 for the nine months ended September 30, 2006. Growth in our owned portfolio period over period contributed to $795 of the increase by way of intersegment revenue. Aggregate design beds in our owned portfolio for the nine months ended September 30, 2006 were 178,005 which is an increase of 29,153 aggregate beds from the same period in the prior year. Third-party management fee revenue increased $793 to $2,051 for the nine months ended September 30, 2006. This increase was primarily the result of the opening of three new managed properties in August and September of 2005 and the addition of a new management contract in September 2005. In addition one development community opened early in May 2006 and our management company subsidiary earned approximately $100 in preopening management support fees related to two communities while under development. Minor fees received during the nine months of 2006 from two development properties that opened in August 2006 were offset by the loss of one management contract June 2006.
     General and administrative costs for our third-party management services segment increased $598 to $3,653 for the nine months ended September 30, 2006. The increase reflects incremental salaries and costs related to the additional management contracts and intersegment management revenue volume noted above.
Nonoperating expenses
     Nonoperating expenses increased $12,176 to $48,735 for the nine months ended September 30, 2006. The increase is driven by approximately $9,500 of additional interest expense and $3,700 of additional depreciation and amortization related mainly to the acquisition of the 13 properties from Place properties in January 2006 and a full nine months of expense in the current period related to acquisitions made during 2005. These increases were partially offset by a $1,100 decline in amortization of deferred financing costs as a result of prepayment penalties on early retirement of debt that was incurred in the first quarter of 2005. We anticipate continued increases in interest expense in 2006 over 2005 as a result of recent and anticipated acquisition as well as the potential of continued increases in interest rates.
Other corporate expenses
     Other corporate expenses represent general and administrative expenses that are not allocated to the third-party development consulting and third-party management services segments. Intersegment management fees are charged to the student housing leasing segment so it is not allocated any corporate expenses. For the nine months ended September 30, 2006 other corporate expenses were $3,979, an increase of $2,383 over the prior year. The increase is a result of approximately $638 related to the first year costs of implementing the Sarbanes-Oxley Act of 2002 as well as increased payroll and other expenses resulting from changes necessary to appropriately support growth and the requirements of being a public company, including compliance with Sarbanes-Oxley.
     Noncash compensation expense for the nine months ended September 30, 2006 was $591 compared to $4,631 for the nine months ended September 30, 2005. Noncash compensation includes the amortization of restricted stock awards over their vesting period and the applicable cost of any awards that were immediately vested upon date of grant. The decrease of $4,040 from 2005 is due to a one-time charge related to our Offering that occurred in January 2005 when fully vested awards were granted.

Results of Operations for the Three Months Ended September 30, 2006 and 2005
     The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30, 2006					Three months ended September 30, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$19,520	$—	$—	$—	$19,520	$20,145	$—	$—	$—	$20,145
Student housing food service revenue	895	—	—	—	895	893	—	—	—	893
Other leasing revenue	3,709	—	—	—	3,709	—	—	—	—	—
Third-party development consulting services	—	856	—	—	856	—	791	—	—	791
Third-party management revenue	—	—	653	—	653	—	—	511	—	511
Intersegment revenues	—	—	874	(874)	—	—	—	809	(809)	—
Operating expense reimbursements	—	—	—	2,146	2,146	—	—	—	1,474	1,474

Total revenues	24,124	856	1,527	1,272	27,779	21,038	791	1,320	665	23,814

Operating Expenses:
Student housing leasing operations	13,422	—	—	—	13,422	13,570	—	—	—	13,570
Student housing food service operations	844	—	—	—	844	878	—	—	—	878
General and administrative	—	616	1,382	—	1,998	—	693	1,573	—	2,266
Intersegment expenses	874	—	—	(874)	—	809	—	—	(809)	—
Reimbursable operating expenses	—	—	—	2,146	2,146	—	—	—	1,474	1,474

Total operating expenses	15,140	616	1,382	1,272	18,410	15,257	693	1,573	665	18,188

Net operating income (loss)	8,984	240	145	—	9,369	5,781	98	(253)	—	5,626

Nonoperating expenses(1)	16,579	(16)	—	—	16,563	12,901	(6)	(9)	—	12,886

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(7,595)	256	145	—	(7,194)	(7,120)	104	(244)	—	(7,260)
Equity in earnings of unconsolidated entities	(14)	162	—	—	148	—	332	—	—	332

Income (loss) before taxes and minority interest(2)	$(7,609)	$418	$145	$—	$(7,046)	$(7,120)	$436	$(244)	$—	$(6,928)

(1)	Nonoperating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net loss before income taxes and minority interest to the Trust’s consolidated net loss before income taxes and minority interest.

	2006	2005
Net loss before income taxes and minority interest for reportable segments	$(7,046)	$(6,928)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(63)	(257)
Other corporate expenses	(1,184)	(276)

Net loss before income taxes and minority interest	$(8,293)	$(7,461)

Student housing leasing
     Overall average physical occupancy and average Revenue per Available Bed (“RevPAB”) for the three months ended September 30, 2006 and 2005 were as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2006	2005	Difference
Occupancy
Physical (1)	92.0%	92.0%	—%
Economic (2)	80.8%	82.8%	(2.0)%
NarPAB (3)	$298	$304	$(6)
Other income per avail. bed (4)	$25	$41	$(16)
RevPAB (5)	$323	$345	$(22)
Operating expense per bed (6)	$222	$232	$(10)
Operating margin	31.2%	32.6%	(1.4)%
Design Beds (7)	60,375	58,503	1,872
(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding overhead allocation, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Revenue from student housing leasing was $24,124 for the three months ended September 30, 2006. This represents an increase of $3,086 or 14.7% from the same period in 2005. The majority of the increase is represented by other leasing revenue of $3,709, related to the leasing of 13 properties to Place Properties in January 2006. This increase in other leasing revenue was partially offset by a $600 decline in student leasing revenue. The decline in student leasing revenue represents the aggregate of an approximate $600 reduction in damage billing revenue in 2006 and an approximate $1,000 reduction due to lease term changes at certain acquired properties that resulted in a slight increase in the vacancy days during the turn period in August 2006. The lease term changes did not impact the annual economic value of the leases, but only impacted the timing of revenue recognition. Both of these declines were minimized by an approximate $500 increase as a result of higher rates and a $600 increase driven by acquisition growth that is evidenced by a 1,872 increase in our aggregate design beds quarter over quarter.
     Operating expenses at our student housing communities decreased $117 to $15,140 for the three months ended September 30, 2006. The additional 1,872 of aggregate beds due to acquisition accounted for an approximate $415 increase quarter over quarter, while higher intersegment expenses related to those same beds accounted for an increase of $65. These increases were more than offset by lower costs per bed in the current quarter, including turn costs per bed that improved on a same-community basis from $140 per bed for the quarter ended September 30, 2005 to $124 per bed for the same period in 2006.
     The net impact of the growth in revenue and decline in expenses noted above was a 55.4% rise in net operating income for the segment to $8,984 for the three months ended September 30, 2006. As noted a majority of the growth came from the 13 property acquisition from Place Properties in January 2006, which drove operating margins up from 27.5% to 37.2% for the segment. However, operating margins at our owned and operated properties, which excludes the 13 properties leased to Place Properties, was down 140 basis points to 31.2%, lower student housing leasing revenue outweighed the improvement in operating expenses, which went from $232 per bed for the quarter ended September 30, 2005 to $222 per bed in the current quarter.

     Third-party development consulting services
     Third-party development consulting services revenue increased by $65 to $856 for the three months ended September 30, 2006. The increase is a result of higher project volume in the third quarter of 2006 compared to 2005. During the third quarter of 2006 we were engaged in three active development projects representing 2,973 beds and recognized construction oversight fees on three additional projects. During the same period in 2005 we were only participating directly in two projects, recognized $306 of purchasing fees related to a third project and recognized construction oversight fees on two additional projects.
     Equity in earnings of unconsolidated entities decreased $170 to $162 for the three months ended September 30, 2006. The decline reflects a general shift to providing development consulting services directly to the customer rather than utilizing joint venture relationships. In the third quarter 2005 we had four active projects through joint ventures where as we only had two continuing projects in the third quarter of 2006 and two projects that were completed during the quarter.
     General and administrative costs in the third-party development consulting services segment remained relatively flat at $616 for the three months ended September 30, 2006 compared to $693 for the same period in 2005.
     Third-party management services
     Third-party management services revenues increased by $207 to $1,527 for the three months ended September 30, 2006. Growth in our owned portfolio quarter over quarter contributed to $65 of the increase by way of intersegment revenue. Aggregate design beds in our owned portfolio for the three months ended September 30, 2006 were 60,375 which is an increase of 1,872 aggregate beds from the same period in the prior year. Third-party management fee revenue increased $142 to $653 for the three months ended September 30, 2006. Approximately $100 of the increase relates to management support fees earned on two development projects during the preopening and preleasing phases of each project. The remaining increase is a result of a full quarter of revenue in 2006 on three new managed properties that opened in August and September of 2005, the addition of a new management contract in September 2005, the opening of a development community in May 2006, and the opening of two additional development properties in August of 2006 offset by the loss of one management contract in June 2006.
     General and administrative costs for our third-party management services segment declined $191 to $1,382 for the three months ended September 30, 2006 as a result of lower travel and other costs in the period.
     Nonoperating expenses
     Nonoperating expenses increased $3,677 to $16,563 for the three months ended September 30, 2006. The increase is driven by approximately $2,800 of additional interest expense and $950 of additional depreciation and amortization related mainly to the acquisition of the 13 properties from Place Properties in January 2006. We anticipate continued increases in interest expense in 2006 over 2005 as a result of recent and anticipated acquisitions as well as the potential of continued increases in interest rates.
     Other corporate expenses
     Other corporate expenses for the three months ended September 30, 2006 were $1,184 compared to $276 for the same period in 2005. The increase is a result of approximately $200 related to the first year costs of implementing Sarbanes-Oxley, about $310 of additional payroll costs, $70 of additional depreciation and amortization as well as increased other expenses resulting from changes necessary to appropriately support growth and the requirements of being a public company. Noncash compensation expense decreased $194 to $63 for the three months ended September 30, 2006 primarily due to the timing of awards.
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
     The following table presents a reconciliation of our FFO to our net loss for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(8,189)	$(7,184)	$(11,483)	$(17,559)
Plus student housing property depreciation and amortization of lease intangibles	9,111	8,159	27,179	23,438
Plus equity portion of real estate depreciation and amortization on equity investees	5	—	5	—
Plus minority interest expense/(benefit)	(485)	(617)	(550)	(1,384)

Funds from operations	$442	$358	$15,151	$4,495

Liquidity and Capital Resources
     Revolving Credit Facility and Other Short Term Loans
     On March 31, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100 million and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured by a cross collateralized, fist mortgage lien on all mortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At September 30, 2006, there was $20,800 outstanding under the Amended Revolver and $50,000 outstanding under the Term Loan. The Term Loan is interest only; hence, the entire outstanding balance of $50,000 is due on the maturity date.
     Availability under the Operating Partnership’s Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended credit agreement.
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

     Liquidity outlook and capital requirements
     At September 30, 2006 we had $3,900 of cash, a decrease of approximately $57,762 from December 31, 2005. This decrease is a result of funding the purchase of the 13 property portfolio from Place Properties in January 2006. In addition to the decline in cash balances we added approximately $169,460 of debt during the first nine months of 2006 due to the assumption of $98,660 of mortgage debt in the Place Properties acquisition as well as $70,800 drawn on our line of credit and term loan to completely fund the Place Properties acquisition, our June 15th acquisition of The Players Club community in Statesboro, GA, and certain working capital needs.
     Our current liquidity needs include funds for distributions to our stockholders, including those required to maintain our REIT status and satisfy our current distribution policy, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations with the exception of distributions which for the remainder of the year are anticipated to slightly outpace funds from operations. We expect our long-term liquidity requirements to be satisfied through cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     During the third quarter the SEC declared effective our newly established dividend reinvestment and direct stock purchase plan. The plan allows existing investors to reinvest dividends and allows both existing and new investors to purchase shares of EDR directly from the company at a discount. The plan provides us with another avenue to quickly and continually raise smaller amounts of capital.
     Based on our closing share price of $14.76 on September 30, 2006 our total enterprise value was $902,318. With total debt outstanding on September 30, 2006 of $493,526 our current debt to total enterprise value was 54.7%. We believe our current capital structure and current FFO targets along with the $79,200 remaining availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments. Current market conditions and rising interest rates are expected to make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain financing under satisfactory conditions or that we will make any investments in additional properties.
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
     Long-term liquidity requirements
     Our long-term liquidity requirements consists primarily of funds necessary to pay scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our Amended Revolver and Term Loan are material sources to satisfy our long-term liquidity requirements. As such compliance with their financial and operating debt covenants is material to our liquidity. Non-compliance with the covenants would have a material adverse effect on our financial condition and liquidity.

     Contractual obligations
     The following table summarizes our contractual obligations as of September 30, 2006:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total
	(In thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)	$21,901	$421,688	$1,835	$48,102	$493,526
Contractual Interest Obligations(2)	6,479	67,080	6,373	2,454	82,386
Operating Lease Obligations(3)	125	1,783	1,510	—	3,418
Capital Reserve Obligations(4)	1,646	3,032	1,302	1,170	7,150

Total	$30.151	$493,583	$11,020	$51,726	$586,480

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and principal amortization on the Amended Revolver and the Term Loan. The first mortgage debt does not include $2,454 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
     At September 30, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 2.9 years.
     In addition to mortgage debt we had $50,000 outstanding on a three year variable rate term loan and $20,800 outstanding on the Amended Revolver. The average interest rate on the term loan and line of credit at September 30, 2006 was 7.83%.
     As of September 30, 2006, thirteen of our properties were unencumbered by mortgage debt. Seven of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 credit facility.
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
     On October 10, 2006 our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ending on September 30, 2006. The distribution is payable on November 7, 2006 to stockholders of record at the close of business on October 24, 2006.
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

Recent Developments
     On October 10, 2006 our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ending on September 30, 2006. The distribution is payable on November 7, 2006 to stockholders of record at the close of business on October 24, 2006.
     On October 16, 2006 the Trust issued 54,083 shares of common stock under the direct stock purchase and dividend reinvestment plan. The common stock was issued at a price of $14.7925 per share.
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
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2006 we had fixed rate debt of $422,726. Holding other variables constant a 100 basis point increase in interest rates would cause an $10,800 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause an $11,272 increase in the fair value of our fixed rate debt. At September 30, 2006, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.85% and an average term to maturity of 2.9 years.
     At September 30, 2006, we had a $50,000 variable rate term loan and $20,800 drawn on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the term loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%. For the three and nine months ended September 30, 2006, the term loan had average interest rates of 7.83% and 7.38%, respectively. Holding other variables constant a 100 basis point increase in interest rates would cause a $708 decrease annually in net income available to our common stockholders and a 100 basis point decrease in interest rates would cause a $708 increase annually in net income available to our common stockholders.
     Approximately 86% of the Trust’s outstanding debt was subject to fixed rates at September 30, 2006. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions .
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
     The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our management, with the participation of our principal executive officer and financial officers, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Trust’s Exchange Act filings.
Changes in Internal Control Over Financial Reporting
     During the period covered by this quarterly report on Form 10-Q, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
     In connection with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, we are in the process of reviewing, documenting and testing our systems of internal control over financial reporting in order to provide the basis for our evaluation and report on these systems as of the end of our fiscal year.

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
Item 1A. Risk factors
     The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of September 30, 2006, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2006, we issued 2,000 restricted shares, which vested immediately upon issue, to our independent board members and 5,000 profits interest units to various employees of the Trust at the discretion of our Board. The issuance of such shares was made in reliance upon an exemption from registration under section 4(2) of the Securities Act.
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

EDUCATION REALTY TRUST, INC.
Date: November 13, 2006	By /s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 13, 2006	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: November 13, 2006	By /s/ J. Drew Koester
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

10.1**	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2006 and incorporated herein by reference).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1*	Section 906 Certification of Chief Executive Officer

Exhibit 32.2*	Section 906 Certification of Chief Financial Officer
*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	Management contract or compensatory plan or arrangement.