Form 10-K
period 2006-12-31
Education Realty Trust, Inc.
filed 2007-03-15
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1352180 (I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis Tennessee (Address of principal executive offices)	38117 (Zip Code)
Registrant’s telephone number, including area code:
(901) 259-2500
Securities registered pursuant to section 12(b) of the Act:

Title of class	Name of exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2006 the aggregate market value of the registrants common stock held by non-affiliates of the registrant was $439,800, based on the closing sale price as reported on the New York Stock Exchange.
     As of March 9, 2007, the Registrant had 27,386,537 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders into Part III of this Form 10-K to the extent stated herein.

EDUCATION REALTY TRUST, INC.
Form 10-K
Year Ended December 31, 2006

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
     Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in “Item 1A – Risk Factors” below.
PART I
Item 1. Business.
(Dollars in thousands, except selected property information and share data)
Our Company
     Education Realty Trust, Inc., which we refer to as EDR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, organized in July 2004 to acquire, own and manage high quality student housing communities located near university campuses. We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc., or the EDR Predecessor, a company with over 40 years of experience as an owner, manager and developer of student housing. As of December 31, 2006, we own 40 student housing communities located in 17 states containing 26,019 beds in 7,953 apartment units located near 33 universities. As of December 31, 2006, we provide third-party management services for 17 student housing communities located in 9 states containing 9,193 beds in 3,017 apartment units at 13 universities. We also provide third-party development consulting services on student housing development projects mostly for universities.
Initial Public Offering and Formation Transactions
     On January 31, 2005, or the Closing Date, we sold 21,850,000 shares of our common stock at an offering price of $16.00 per share, including the sale of 2,850,000 shares in connection with the full exercise of the over-allotment option by the underwriters of our initial public offering, or the Offering. Simultaneous with the Offering, we completed our formation transactions, which included the contribution of the student housing business of the EDR Predecessor and its subsidiaries, purchase of the related minority interests in the EDR Predecessor and its subsidiaries and the acquisition of 14 student housing communities previously owned by JPI Investment Company, L.P. and its affiliates, or JPI. The net proceeds of the Offering after expenses were approximately $320,400.
     Following the closing of our Offering and our formation transactions, substantially all of our assets are held by, and we have conducted substantially all of our activities through Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly owned subsidiaries, Allen & O’Hara Education Services, Inc., which we refer to as our Management Company and Allen &

O’Hara Development Company, LLC, which we refer to as our Development Company. The majority of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be.
     We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 95.8% of the outstanding partnership units of our Operating Partnership, and 3.3% of the partnership units of our Operating Partnership are held by the former owners of our initial properties and assets including members of our management team. Some of our officers also own an indirect interest in our Operating Partnership, which we refer to as “profits interest units,” which is held through ownership of units in Education Realty Limited Partner, LLC, a Delaware limited liability company controlled by us and that holds 0.9% of the aggregate interests in our Operating Partnership.
     Since the Closing Date, University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, has held, owned and operated our University Towers property located in Raleigh, North Carolina. We own 67% of the units in the University Towers Partnership, and 33% of the University Towers Partnership is held by the former owners of our initial properties and assets including members of our management team.
REIT Status and Taxable REIT Subsidiary
     We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. With the exception of income from our “taxable REIT subsidiary” or “TRS,” income earned under the REIT is not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our student-tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company electing, together with us, to be treated as our TRS. Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and earned by our Development Company are deemed to be owned and earned by our Management Company.
Business and Growth Strategy
     Our primary business objectives are to maximize cash flow available for distribution to our stockholders, and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve these objectives by (i) acquiring student housing communities nationwide that meet our focused investment criteria, (ii) maximizing revenues from operations of our owned properties through proactive and goal-oriented property management strategies, (iii) building our third-party business of management services and development consulting services and (iv) selectively developing properties for our own account.
Acquisition Strategy
     We seek to acquire high quality, well-designed and well-located properties, with a focus on off-campus garden-style communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing student populations and an insufficient supply of student housing. We also seek to acquire investments in student housing communities that possess sound market fundamentals but are under-performing and would benefit from renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:
•	campus reputation;

•	competitive admissions criteria;

•	limited number of on-campus beds and limited plans for expansion;

•	distance of property from campus;

•	property unit mix;

•	competition;

•	significant out-of-state enrollment;

•	operating performance;

•	potential for improved management;

•	ownership and capital structure;

•	presence of desired amenities;

•	maintenance of the property;

•	access to a university-sponsored or public transportation line; and

•	parking availability.
     After we identify a potential student housing acquisition, a due diligence team consisting of in-house personnel and third parties, such as outside legal counsel, environmental consultants, structural engineers, and investment bankers, conducts detailed due diligence to assess the potential investment.
     Our senior management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. We are continuously active in identifying and analyzing potential student housing acquisitions. As a result of our intensive due diligence review and selective criteria, we determine to pursue or complete only a portion of these identified potential acquisitions following our submission of a non-binding purchase offer. In addition to the initial properties that we acquired on the Closing Date, we acquired an additional five properties in individual transactions throughout 2005. The five transactions had an aggregate purchase price of approximately $119,800 including the assumption of mortgage debt totaling $48,700. In January 2006, we acquired 13 student housing properties referred to as the Place Portfolio for a purchase price of $205,000 including the assumption of mortgage debt of $98,660 and in June 2006, we also acquired the Players Club property in Statesboro, Georgia for a purchase price of $12,900. Furthermore, in 2006 our senior management team utilized existing relationships with equity investors to acquire University Village Towers in Riverside, California, The Reserve on Stinson in Norman, Oklahoma and Fontainebleu in Santa Barbara, California through joint venture arrangements. Under the joint venture agreements we hold a minority ownership interest in the properties and earn a fee for the management of the properties. This strategy enables us to diversify our portfolio by expanding into geographic markets where we are not currently present with less capital requirements than if we acquired the properties on our own. We expect to continue pursuing these types of arrangements in the future.
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
     In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Management Company and our Development Company. Unlike the income earned from our properties, under the REIT, the income earned by our Management Company and our Development Company is subject to regular federal income tax and state and local income tax where applicable.
     Third-party management services
     We provide third-party management services for student housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services, and are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management contracts that have an initial term between five and ten years. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure.
     For the year ended December 31, 2006 our fees from third-party management services (excluding operating expense reimbursements) represented 2.5% of our revenues. The following table presents certain summary information regarding the student housing communities that we managed for other owners as of December 31, 2006:

Property	University	# of Beds	# of Units
On-campus properties
University Park — Calhoun Street Apartments	University of Cincinnati	747	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	576	145
Bettie Johnson Hall	University of Louisville	490	224
University Village	California State University — San Marcos	471	126
Normal Hills Apartments	Alabama A&M University	448	240
Herman & Heddy Kurz Hall	University of Louisville	402	224
Arlington Park Apartments	University of Northern Colorado	396	180
University Park — Phase II	Salisbury University (Maryland)	312	108
Billy Minardi Hall	University of Louisville	38	20
Blazer Hall	University of Alabama — Birmingham	753	190
Community Park	University of Louisville	358	101

Total on-campus		5,647	2,026
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,321	363
Illini Tower	University of Illinois at Champaign	725	206
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	685	210

Total off-campus		3,546	991

Totals (for both on- and off-campus)		9,193	3,017

Third-party development consulting services
     We provide third-party development consulting services primarily to universities seeking to modernize their on-campus student housing communities. Our development consulting services typically include the following:
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
     By providing these services, we are able to observe emerging trends in student housing development and market acceptance of unit and community amenities. Our development consulting services also benefit us by providing us with opportunities to obtain additional third-party property management contracts. Of the eleven student housing communities with respect to which we have provided velopment-consulting services in the past five years, the property owners have awarded us contracts for third-party management services for ten of those student housing communities. For the year ended December 31, 2006, our fees from development consulting services, excluding operating expense reimbursements, represented 3.4% of our revenues.
     Over the past six years, we provided development consulting services to clients for projects totaling over $400,000 in value. We are currently providing development services at Slippery Rock University of Pennsylvania, California University of Pennsylvania, Indiana University of Pennsylvania, The University of North Carolina – Greensboro, The University of Michigan, and The University of Alabama — Tuscaloosa pursuant to signed definitive contracts. The aggregate project cost of these six projects is approximately $230,500. Additionally, we are providing pre-development, construction and management consulting services on new projects or additional phases at Oregon Institute of Technology, West Chester University of Pennsylvania, Slippery Rock University of Pennsylvania, The University of Alabama – Tuscaloosa and Indiana University of Pennsylvania, but have not yet entered into definitive contracts for the projects. In aggregate, these total approximately $240,000 in project costs. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In the case of tax exempt bond financed projects, definitive contracts are not executed until bond closing.
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
Marketing
     We begin our annual marketing campaign by thoroughly segmenting the student population, attending each of the primary universities where our student housing communities are located, and compiling market surveys of comparable student apartment properties. With this information in hand, we formulate a marketing/sales strategy that consists of a renewal campaign for current residents and a broader campaign directed at the eligible student population. We assess university regulations regarding housing requirements to avoid targeting markets in which significant numbers of students are not eligible to live off-campus until they achieve certain credit hour levels.
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
     Our senior management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. As it is our intention to develop a diverse portfolio of student housing communities we also develop strategic relationships with equity investors in order to pursue acquisitions through joint venture arrangements. Acquisitions, through joint venture arrangements, allow us to obtain a minority interest in student housing communities in geographic markets where we are not currently present with less capital than if we acquired the properties on our own.
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
Competition from private owners
     We compete with several regional and national owner-operators of off-campus student housing, including two publicly-traded competitors, GMH Communities Trust (GCT) and American Campus Communities, Inc. (ACC). We also compete with privately held developers and other real estate firms and in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, management and development of student housing properties.
Employees
     At December 31, 2006 we had approximately 1,065 employees, including:
•	990 on-site employees, including 453 Community Assistants;

•	15 persons in our property management services department;

•	11 persons in our development consulting services department; and

•	49 executive, corporate administration and financial personnel.
     Our senior management team has over 190 years of collective experience working together in the EDR Predecessor’s student housing business.
     Our management team’s in-depth knowledge of the student housing industry results from hands-on experiences. Several of our executive officers began their careers as student-tenant employees or Community Managers responsible for managing individual student housing communities. This history of working together demonstrates our management team’s extensive experience in the student housing industry:

Key Employees	Title	Number of Years
Paul O. Bower	Chairman, Chief Executive Officer and President	37
Craig L. Cardwell	President of Allen & O’Hara Education Services, Inc.	35
Thomas J. Hickey	Senior Vice President of Allen & O’Hara Education Services, Inc.	34
Wallace L. Wilcox	Vice President of Construction	26
William W. Harris	Senior Vice President of Development	24
Thomas Trubiana	Senior Vice President and Chief Investment Officer	18
Susan B. Arrison	Vice President of Human Resources	16
Randall H. Brown	Executive Vice President and Chief Financial Officer	7
NYSE Certifications
     Our CEO certified to the New York Stock Exchange in 2006 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2006.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all employees. It is available in the corporate governance section of our investor website at www.educationrealty.com .
Available Information
     EDR files annual and periodic reports with the Securities and Exchange Commission, or the SEC. All filings made by EDR with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as the Company does. The website is http://www.sec.gov.
     Additionally, a copy of this Annual Report on Form 10-K, along with EDR’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on EDR’s website free of charge. The filings can be found on the SEC Filings page. EDR’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics

and the charters of the committees of the Board of Directors. These items can also be found on the Corporate Governance page. EDR’s website address is www.educationrealty.com. Reference to the Company’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 530 Oak Court Drive, Suite 300, Memphis, Tennessee 38117.
Item 1A. Risk Factors
     Risks related to our properties and our business
Our results of operations are subject to the following risks inherent in the student housing industry: annual leasing cycle, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of a twelve-month lease.
     We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months. In addition, students leasing under twelve-month leases may be more likely to default in their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing communities are typically leased during a limited leasing season that begins in February and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year.
Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.
     Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. On March 30, 2006, we amended and restated our revolving credit facility and the Operating Partnership entered into a $50,000 senior unsecured term loan. The amended credit facility has substantially the same terms as the original facility, including $100,000 of availability and customary affirmative and negative covenants. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions and the satisfaction of specified financial covenants, which include limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
     We typically are awarded development consulting services business on the basis of a competitive award process, but definitive contracts are typically not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant pre-development and other costs in the expectation that the development consulting services contract will be executed. These costs generally range from $300,000 to $500,000 and typically include architects’ fees to design the property and contractors’ fees to price the construction. We typically seek to enter into a reimbursement agreement with the institution that requires the institution to provide a guarantee of our advances. However, we may not be successful in negotiating such an agreement. In addition, if an institution’s governing body does not ultimately approve our selection and the underlying terms of a pending development, we may not be able to recover these costs from the institution. In addition, when we are awarded development consulting business, we generally receive 50% of our fees at the time the project is financed, and the remainder is generally paid in monthly installments thereafter. As a result, the recognition and timing of revenues will, among other things differ from the timing of payments and be contingent upon the project owner’s successful structuring and closing of the project financing as well as the timing of construction.
We may be unable to take advantage of certain disposition opportunities because of additional costs we have agreed to pay if we sell certain of our properties in taxable transactions for a period of five years.
     On the Closing Date, we issued University Towers Partnership units for our interest in University Towers. So long as the contributing owners of such property hold at least 25% of the University Towers Partnership units that they received on the Closing Date, we have agreed to maintain certain minimum amounts of debt on the properties so as to avoid triggering gain to the contributing owners. If we fail to do this, we will owe to the contributing owners the amount of taxes that they incur. In each case, the amount of tax is computed assuming the highest federal and state rates. As a result, these agreements may preclude us from selling the restricted properties at the optimal time.
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

     We cannot assure you that we will be able to identify real estate investments that meet our investment criteria, that we will be successful in completing any acquisition we identify or that any acquisition we complete will produce a return on our investment.
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
     We carry insurance covering comprehensive liability, fire, earthquake, terrorism, business interruption, vandalism and malicious mischief, extended coverage perils, physical loss perils, commercial general liability, personal injury, workers’ compensation, business, automobile, errors and omissions, employee dishonesty, employment practices liability and rental loss with respect to all of the properties in our portfolio and the operation of our Management Company and Development Company. We also carry insurance covering flood (when the property is located in whole or in material part in a designated flood plain area) on some of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. There are, however, certain types of losses (such as property damage from riots or wars, employment discrimination losses, punitive damage awards, or acts of God) that may be either uninsurable or not economically insurable. Some of our policies are subject to large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
     Independent environmental consultants conduct Phase I environmental site assessments on all of our acquisitions. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. The results of these assessments are addressed and could result in either a cancellation of the purchase, the requirement of the seller to remediate issues, or additional costs on our part to remediate the issue.
     None of the previous site assessments revealed any past or present environmental liability that we believe would be material to us. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.
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
     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot ensure that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate.
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
     In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to distribute annually at least 90% of our REIT taxable income, determined without regard to distributions paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, including any net capital gains, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on the public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:
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
     We depend upon the services of our key personnel, particularly Paul O. Bower, our Chairman, Chief Executive Officer and President, Randall H. Brown, our Executive Vice President and Chief Financial Officer, and Craig L. Cardwell, our President of Allen & O’Hara Education Services, Inc. Messrs. Bower and Cardwell each have been in the student housing business for over 30 years, and each of them has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. In addition, Mr. Brown possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
General
     As of December 31, 2006, our properties consisted of 40 communities located in 17 states containing 26,019 beds in 7,953 apartment units located near 33 universities. On January 6, 2006 we completed the acquisition of the 13 collegiate student housing communities with a combined total of 5,894 beds from Place Properties, L.P. of Atlanta, Georgia. Under terms of the transaction, Place Properties sold its owned portfolio to the Operating Partnership and then leased back the properties and will operate them with the existing management teams under a renewable, initial five-year lease agreement with the Trust.
     Thirty-nine of our 40 properties are modern apartment communities, with clusters of low-rise buildings that consist of student housing units with private bedrooms and one or more bathrooms centered around a common area consisting of a fully furnished living room, dining room and fully-equipped kitchen. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our student housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individualized locks, high-speed Internet access and telephone and cable television connections.
     Our owned student housing communities typically have the following characteristics:
•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately 7 years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.
Properties
     The following tables provide certain summary information about our owned properties as of December 31, 2006 and 2005:

							Year Ended
						December 31, 2006
						Average	Monthly		Revenue per
		Year	Acquisition	# of	# of	Occupancy	Total		Available
Name	Primary University Served	Built	Date	Beds	Units	Rate(1)	Revenue		Bed(2)
							(In thousands)
Owned and Operated
NorthPointe	University of Arizona	1999	Jan ’05	912	300	89.1%	$294		$323
The Reserve at Athens	University of Georgia	1999	Jan ’05	612	200	99.4	228		373
The Reserve at Clemson	Clemson University	1999	Jan ’05	590	177	92.7	190		322
Players Club	Florida State University	1994	Jan ’05	336	84	94.4	128		380
The Gables	Western Kentucky University	1996	Jan ’05	290	73	96.2	86		298
College Station	Augusta State University	1989	Jan ’05	203	61	63.1	35		174
University Towers	North Carolina State University	1989	Jan ’05	953	251	82.9	432	(4)	453	(4)
The Pointe at South Florida	University of South Florida	1999	Jan ’05	1,002	336	97.0	397		397
Commons at Knoxville	University of Tennessee	1999		708	211	97.3	291		411
The Commons	Florida State University	1997	Jan ’05	732	252	93.4	252		345
The Reserve on Perkins	Oklahoma State University	1999	Jan ’05	732	234	91.1	210		287
The Reserve at Star Pass	University of Arizona	2001	Jan ’05	1,020	336	93.0	333		327
The Pointe at Western	Western Michigan University	2000	Jan ’05	876	324	96.6	331		378
College Station at W. Lafayette	Purdue University	2000	Jan ’05	960	336	91.0	315		328
Commons on Kinnear	The Ohio State University	2000	Jan ’05	502	166	95.6	231		460
The Pointe	Pennsylvania State University	1999	Jan ’05	984	294	96.7	357		363
The Reserve at Columbia	University of Missouri	2000	Jan ’05	676	260	90.4	243		359
The Reserve on Frankford	Texas Tech University	1997	Jan ’05	737	243	90.2	246		334

									Year Ended
							December 31, 2006
							Average		Monthly	Revenue per
		Year		Acquisition	# of	# of	Occupancy		Total	Available
Name	Primary University Served	Built		Date	Beds	Units	Rate(1)		Revenue	Bed(2)
									(In thousands)
The Village on Tharpe	Florida State University	1995		Jan ’05	1,554	486	95.4		520	334
The Lofts	University of Central Florida	2002		Jan ’05	730	254	97.5		407	558
The Reserve on West 31st	University of Kansas	1998		Jan ’05	720	192	92.6		216	299
Campus Creek	University of Mississippi	2004		Feb ’05	636	192	92.9		251	394
Pointe West	University of South Carolina	2003		Mar ’05	480	144	99.2		180	375
Campus Lodge	University of Florida	2001		Jun ’05	1,116	360	95.8		567	508
College Grove	Middle Tennessee State University	1998		Apr ’05	864	240	96.8		260	301
The Reserve on South College	Auburn University	1999		Jul ’05	576	180	95.0		184	319
Players Club	Georgia Southern University	1993		Jun ’06	624	214	79.6		102	281

Sub-total owned and operated		1998	(3)		20,125	6,400	93.3%	(3)	7,286	367	(3)

Owned and Leased Properties(5)
Troy Place	Troy State University	2000		Jan ’06	408	108	—		—	—
Jacksonville Place	Jacksonville State University	2000		Jan ’06	504	132	—		—	—
Macon Place	Macon State College	1999		Jan ’06	336	84	—		—	—
Clayton Place	Clayton College & State University	1999		Jan ’06	854	221	—		—	—
River Place	State University of West Georgia	2000		Jan ’06	504	132	—		—	—
Murray Place	Murray State University	2000		Jan ’06	408	108	—		—	—
Cape Place	Southeast Missouri State University	2000		Jan ’06	360	96	—		—	—
Clemson Place	Clemson University	1998		Jan ’06	288	96	—		—	—
Martin Place	University of Tennesse at Martin	2000		Jan ’06	384	96	—		—	—
Berkeley Place	Clemson University	1999		Jan ’06	480	132	—		—	—
Carrollton Place	State University of West Georgia	1998		Jan ’06	336	84	—		—	—
Statesboro Place	Georgia Southern University	1999		Jan ’06	528	132	—		—	—
Western Place	Western Kentucky University	2000		Jan ’06	504	132	—		—	—

Sub-total owned and leased properties		1999	(3)		5,894	1,553	—		—	—

Total owned properties		1999	(3)		26,019	7,953	—		—	—

(1)	Average of the physical month-end occupancy rates.

(2)	Monthly revenue per available bed for 2006 is equal to total revenue for the year ended December 31, 2006 divided by the sum of the design beds (including staff and model beds) at the property each month. For properties acquired during the year , monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2006 divided by the sum of the design beds (including staff and model beds) at the property each month.

(3)	Represents average for all properties in portfolio.

(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(5)	EDR does not operate the Place Portfolio, and therefore no operating statistics are presented.

						Year Ended
						December 31, 2005
						Average	Monthly		Revenue per
		Year	Acquisition	# of	# of	Occupancy	Total		Available
Name	Primary University Served	Built	Date	Beds	Units	Rate(1)	Revenue		Bed(2)
							(In thousands)
NorthPointe	University of Arizona	1999	Jan ’05	912	300	89.7%	$301		$330
The Reserve at Athens	University of Georgia	1999	Jan ’05	612	200	95.6	214		350
The Reserve at Clemson	Clemson University	1999	Jan ’05	590	177	95.4	186		316
Players Club	Florida State University	1994	Jan ’05	336	84	96.1	125		372
The Gables	Western Kentucky University	1996	Jan ’05	290	73	89.2	81		278
College Station	Augusta State University	1989	Jan ’05	203	61	74.4	42		207
University Towers	North Carolina State University	1989	Jan ’05	953	251	73.9	432	(4)	453	(4)
The Pointe at South Florida	University of South Florida	1999	Jan ’05	1,002	336	96.1	411		442
Commons at Knoxville	University of Tennessee	1999	Jan ’05	708	211	94.8	281		396
The Commons	Florida State University	1997	Jan ’05	732	252	95.1	257		351
The Reserve on Perkins	Oklahoma State University	1999	Jan ’05	732	234	92.9	216		295
The Reserve at Star Pass	University of Arizona	2001	Jan ’05	1,020	336	93.1	325		319
The Pointe at Western	Western Michigan University	2000	Jan ’05	876	324	95.3	342		391
College Station at W. Lafayette	Purdue University	2000	Jan ’05	960	336	91.8	298		311
Commons on Kinnear	The Ohio State University	2000	Jan ’05	502	166	95.8	234		465
The Pointe	Pennsylvania State University	1999	Jan ’05	984	294	93.2	363		369
The Reserve at Columbia	University of Missouri	2000	Jan ’05	676	260	96.9	275		406
The Reserve on Frankford	Texas Tech University	1997	Jan ’05	737	243	86.9	252		342
The Village on Tharpe	Florida State University	1995	Jan ’05	1,554	486	94.7	533		343
The Lofts	University of Central Florida	2002	Jan ’05	730	254	96.3	404		553
The Reserve on West 31st	University of Kansas	1998	Jan ’05	720	192	89.8	215		299
Campus Creek	University of Mississippi	2004	Feb ’05	636	192	88.6	218		377

							Year Ended
							December 31, 2005
							Average		Monthly	Revenue per
		Year		Acquisition	# of	# of	Occupancy		Total	Available
Name	Primary University Served	Built		Date	Beds	Units	Rate(1)		Revenue	Bed(2)
									(In thousands)
Pointe West	University of South Carolina	2003		Mar ’05	480	144	96.2		147	337
Campus Lodge	University of Florida	2001		Jun ’05	1,116	360	92.8		349	491
College Grove	Middle Tennessee State University	1998		Apr ’05	864	240	94.7		187	297
The Reserve on South College	Auburn University	1999		Jul ’05	576	180	92.4		90	287

Total Owned and Operated		1998	(3)		19,501	6,186	92.2%	(3)	$6,778	$366	(3)

(1)	Average of the physical month-end occupancy rates for the period subsequent to acquisition through December 31, 2005.

(2)	Monthly revenue per available bed for 2005 is equal to total revenue for the period subsequent to acquisition through December 31, 2005 divided by the sum of the design beds (including staff and model beds) at the property each month.

(3)	Represents average for all properties in portfolio.

(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.
Mortgage Indebtedness
     The following table contains summary information concerning the mortgage debt encumbering our properties as of December 31, 2006:

	Outstanding	Contractual
	December 31,	Fixed	Maturity
Property	2006	Interest Rate	Date	Amortization
University Towers	$23,563	6.77%	3/1/2008	30 Year
The Reserve at Clemson	11,651	6.63%	5/1/2007	30 Year
The Gables	4,433	5.50%	11/1/2013	30 Year
NorthPointe	18,312	6.63%	5/1/2007	30 Year
The Pointe at S. Florida	23,779	5.48%	7/7/2009	30 Year
The Pointe at Western	21,490	5.48%	7/7/2009	30 Year
The Lofts	26,500	3.49%	4/5/2007	30 Year
The Reserve on Perkins/The Commons at Knoxville	31,838	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	50,482	5.48%	7/7/2009	30 Year
Campus Lodge	36,854	6.97%	5/1/2012	30 Year
Pointe West	10,986	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,725	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,625	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,426	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,301	5.48%	7/7/2009	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year

Total debt /weighted average rate	$421,625	5.85%
Unamortized premium	2,308

Total mortgage loans net of unamortized premium	423,933
Less current portion of long-term debt	(60,158)

Total long-term debt, net of current portion	$363,775

     The weighted average interest rate of this mortgage indebtedness is 5.85% and 5.67% at December 31, 2006 and 2005, respectively. Each of these mortgages is a non-recourse obligation subject to customary exceptions and has 30-year amortization. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. The initial public offering price of our common stock on such date was $16.00 per share. There were approximately 659 holders of record out of the 27,386,537 shares outstanding on March 9, 2007. On the same day, our common stock closed at $14.65. The following table provides information on the high and low prices for our common stock on the NYSE and the dividends declared since our initial public offering on January 31, 2005 through December 31, 2006:

			Distributions
	High	Low	Declared
Period from January 31, 2005 through March 31, 2005	17.66	16.00	—
Three months ended June 30, 2005	18.75	15.57	0.19
Three months ended September 30, 2005	20.34	16.40	0.30
Three months ended December 31, 2005	16.63	12.17	0.30
Three months ended March 31, 2006	15.83	12.81	0.30
Three months ended June 30, 2006	16.65	14.02	0.30
Three months ended September 30, 2006	16.85	13.60	0.30
Three months ended December 31, 2006	16.15	14.41	0.21
Direct stock purchase and dividend reinvestment plan
     On July 31, 2006, we implemented the direct stock purchase and dividend reinvestment plan which offers the following:
•	automatic reinvestment of some or all of the cash distributions paid on common stock, shares of other classes of stock that we might issue in the future and units of limited partnership interest;

•	an opportunity to make an initial purchase of our common stock and to acquire additional shares over time;

•	safekeeping of shares and accounting for distributions received and reinvested at no cost
Shares of common stock purchased under the plan will be either issued by EDR or acquired directly from third parties in the open market or in privately negotiated transactions. The purchase price per share of common stock acquired on any particular investment date will not be less than 95% of the average high and low sales price per share of the common stock on the NYSE on that particular day. We will determine the source of shares available through the plan based on market conditions, relative transaction costs and our need for additional capital. To the extent the plan acquires shares of common stock directly from EDR, we will receive additional capital for general corporate purposes.

COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN *
Among Education Realty Trust, The S & P 500 Index
And The MSCI US REIT Index

*   $100 invested on 1/26/05 in stock or on 12/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

	12/05	12/06
Education Realty Trust	78.36	89.79
S & P 500	104.91	121.48
MSCI US REIT	112.13	152.41

      We cannot assure you that your share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to its future share performance.
      The performance comparisons noted in the graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this graph by reference, and shall not otherwise be deemed filed under such acts.
     The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2006.

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued upon Exercise	Exercise Price of	Future Issuance under
	of Outstanding Options,	Outstanding Options	Equity Compensation
	Warrants and Rights(1)	Warrants and Rights(1)	Plans
Equity compensation plans approved by security holders	N/A	N/A	688,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	688,000

(1)	Does not include 192,000 shares of restricted stock that are subject to vesting requirements which were issued through EDR’s 2004 Incentive Plan.
Recent Sales of Unregistered Securities
     For the year ended December 31, 2006, we issued 22,500 profits interest units to employees and 4,000 restricted shares to officers that vested immediately. The issuance of these units was made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D thereunder.
Item 6. Selected Financial Data.
     We have not presented historical information for EDR prior to the completion of the IPO because we did not have material corporate operating activity during the period from our formation until the closing of our IPO.
     The following table sets forth selected financial and operating data on a consolidated historical basis for EDR and on a combined historical basis for the EDR Predecessor. For the periods presented prior to our IPO, the historical combined financial information for the EDR Predecessor includes:
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
     The results of operations for the year ended December 31, 2005 represent the combined historical operations of the EDR Predecessor for the period January 1, 2005 through January 30, 2005 as well as the consolidated historical operations of EDR for the year ended December 31, 2005.
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
STATEMENT OF OPERATIONS DATA

	Education Realty		EDR
	Trust, Inc.		Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands)
Revenues:
Student housing leasing revenue	$87,438	$75,877	$17,896	$17,095	$19,139
Student housing food service revenue	3,634	3,491	3,137	2,879	—
Other leasing revenue	14,012	—	—	—	—
Third-party development consulting services	3,773	1,759	392	691	1,444
Third-party management revenue	2,796	1,968	1,326	1,026	784
Operating expense reimbursements	7,638	6,694	5,223	4,438	3,345

Total revenues	119,291	89,789	27,974	26,129	24,712

Operating expenses:
Student housing leasing operations	42,669	37,794	7,645	7,408	9,212
Student housing food service operations	3,318	3,275	2,899	2,645	—
Reimbursable operating expenses	7,638	6,694	5,223	4,438	3,345
General and administrative	12,331	12,549	3,545	3,425	3,242
Depreciation and amortization	36,083	29,168	3,120	3,061	3,324

Total operating expenses	102,039	89,480	22,432	20,977	19,123

Operating income	17,252	309	5,542	5,152	5,589
Nonoperating expense	29,933	17,266	5,786	5,771	5,715

Loss before equity in earnings of unconsolidated entities	(12,681)	(16,957)	(244)	(619)	(126)
Equity in earnings of unconsolidated entities	740	880	1,002	629	128

Income (loss) before income taxes and minority interest	(11,941)	(16,077)	758	10	2
Taxes	659	497	—	—	—

Income (loss) before minority interest	(12,600)	(16,574)	758	10	2
Minority interest	(355)	(1,040)	—	—	—

Net income (loss)	$(12,245)	$(15,534)	$758	$10	$2

Earnings per share information:
Loss per share — basic and diluted	$(0.46)	$(0.67)

Weighted average common shares outstanding — basic and diluted	26,387,547	23,063,110

Distributions per common share	$1.10	$0.79

BALANCE SHEET DATA

	As of December 31,
	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004	2003	2002
	(In thousands)
Assets:
Student housing properties, net	$804,759	$620,305	$83,785	$86,388	$88,900
Other assets, net	30,699	83,744	5,089	5,536	5,315

Total assets	$835,458	$704,049	$88,874	$91,924	$94,215

Liabilities and equity:
Mortgage notes payable	$423,933	$328,335	$81,111	$82,204	$82,959
Other Indebtedness	69,400	—	—	—	—
Other liabilities	19,837	17,255	5,974	7,225	5,798

Total liabilities	513,170	345,590	87,085	89,429	88,757
Minority interest	19,289	27,926	—	—	—
Equity (deficit)	302,999	330,533	1,789	2,495	5,458

Total liabilities and equity	$835,458	$704,049	$88,874	$91,924	$94,215

OTHER DATA (UNAUDITED)

	As of December 31,
	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004	2003	2002
	(In thousands, except per share and selected property information)
Funds from operations (FFO) (1):
Net income (loss)	$(12,245)	$(15,534)	$758	$10	$2
Plus student housing property depreciation and amortization of lease intangibles	35,728	29,168	3,120	3,061	3,324
Equity portion of real estate depreciation and amortization on equity investees	54	—	—	—	—
Minority interest benefit	(355)	(1,040)	—	—	—

Funds from operations available to all share and unitholders	$23,182	$12,594	$3,878	$3,071	$3,326

Cash flow information:
Net cash provided by operations	$25,187	$18,373	$3,068	$4,309	$3,392
Net cash used in investing	(120,830)	(200,157)	(181)	(925)	(42,982)
Net cash provided by (used in) financing	40,408	243,445	(2,480)	(3,658)	38,951
Per share and distribution data:
Net loss per share basic and diluted	$(0.46)	$(0.67)	$(2,220)	$—	$—
Cash distributions declared per share/unit	1.10	0.79	—	—	—
Cash distributions declared	29,114	18,721	—	—	—
Selected property information (2):
Units	6,400	6,186	1,146	1,146	1,146
Beds	20,125	19,501	3,896	3,896	3,896
Occupancy (3)	93.3%	92.2%	89.2%	85.1%	87.6%
Revenue per available bed (4)	$367	$366	$421	$406	$400

(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all shareholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of minority interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

(2)	The selected property information represents all 27 and 26 owned and operated properties for 2006 (excluding the Place Portfolio) and 2005, respectively. Previous to 2004 the data represents the seven properties owned by the EDR Predecessor, which are NorthPointe, The Reserve at Athens, The Reserve at Clemson, Players Club, The Gables, College Station and University Towers.

(3)	Average of the month-end occupancy rates for the period.

(4)	Revenue per available bed is equal to the total revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired property is included prospectively from acquisition date.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share data)
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our initial public offering and the formation transactions. We make statements in this section that are forward-looking statements, see the section of this Form 10-K report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections of this Form 10-K report entitled “Risk Factors” and “Forward-Looking Statements.”
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
     We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties. While we manage most of the properties we own, we do not recognize any fee income from their management on a consolidated basis.
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
     Student Housing Leasing
     Student housing leasing revenue represented approximately 94.1% of our revenue, excluding operating expense reimbursements, for the twelve months ended December 31, 2006. Our revenue related to food service operations at two locations is included in this segment. Additionally this segment includes other leasing revenue related to the Place Portfolio lease.
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
     Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities offered at our communities and the individual lease liability, we believe our properties can typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tends to offer fewer amenities.
     The majority of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2006 and 2005, approximately 68.3% and 69.9%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.
     Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year.
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 2.5% of our revenue for the twelve months ended December 31, 2006. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are referred to as reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
     Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 3.4% of our revenue for the twelve months ended December 31, 2006. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also at times we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment.
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
     General and Administrative Costs
     As a result of becoming a public company in January 2005, we experienced significant increases in payroll, legal and accounting costs, director fees, costs related to communicating with stockholders, including ongoing communications and distribution of proxy statements in connection with stockholder meetings, as well as other cost that are unique to being a public company. We also experienced increases in 2006 due to continued growth in payroll and the additional costs associated with formulating and documenting our internal control systems and implementation of the Sarbanes Oxley Act of 2002. For the year ended December 31, 2006 the costs related to documenting our internal control systems and implementation of the Sarbanes Oxley Act of 2002 totaled approximately $850.
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
     Student Housing Leasing Revenue Recognition
     Student housing leasing revenue is comprised of revenue related to the leasing activities at the student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Also included in this segment is revenue from our food service operations and other leasing revenue related to the Place Portfolio lease.
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

     Student Housing Food Service Revenue Recognition
     We provide food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract requires a flat weekly fee and the related revenues are recognized on a straight-line basis over the contract period. This contract was terminated affective December 31, 2006. Additionally, we maintain a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
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
     Revenue and Cost Recognition of Third-Party Development Consulting Services
     Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Because as a REIT, we are required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
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
     Student Housing Property Acquisitions
     Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.
     Property acquisitions initiated subsequent to June 30, 2001 are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations , and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, obtained at the time of the original acquisition by the owners of the properties we acquired in our formation transactions, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
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
Results of Operations for the Years Ended December 31, 2006 and 2005
     The following table presents our results of operations for Education Realty Trust, Inc. for the year ended December 31, 2006 and the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the year ended December 31, 2005:

	Year Ended December 31, 2006					Year Ended December 31, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
	(In thousands)
Revenues:
Student housing leasing revenue	$87,438	$—	$—	$—	$87,438	$75,877	$—	$—	$—	$75,877
Student housing food service revenue	3,634	—	—	—	3,634	3,491	—	—	—	3,491
Other leasing revenue	14,012	—	—	—	14,012	—	—	—	—	—
Third-party development consulting services	—	3,773	—	—	3,773	—	1,759	—	—	1,759
Third-party management services	—	—	2,796	—	2,796	—	—	1,968	—	1,968
Intersegment revenues	—	—	3,544	(3,544)	—	—	—	2,644	(2,644)	—
Operating expense reimbursements	—	—	—	7,638	7,638	—	—	—	6,694	6,694

Total revenues	105,084	3,773	6,340	4,094	119,291	79,368	1,759	4,612	4,050	89,789

Operating expenses:
Student housing leasing operations	42,669	—	—	—	42,669	37,794	—	—	—	37,794
Student housing food service operations	3,318	—	—	—	3,318	3,275	—	—	—	3,275
General and administrative	—	2,210	5,004	—	7,214	—	2,245	3,969	—	6,214
Intersegment expenses	3,544	—	—	(3,544)	—	2,644	—	—	(2,644)	—
Reimbursable operating expenses	—	—	—	7,638	7,638	—	—	—	6,694	6,694

Total operating expenses	49,531	2,210	5,004	4,094	60,839	43,713	2,245	3,969	4,050	53,977

Net operating income (loss)	55,553	1,563	1,336	—	58,452	35,655	(486)	643	—	35,812
Nonoperating expenses(1)	64,708	—	—	—	64,708	46,578	(6)	—	—	46,572

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(9,155)	1,563	1,336	—	(6,256)	(10,923)	(480)	643	—	(10,760)
Equity in earnings of unconsolidated entities	(74)	814	—	—	740	—	880	—	—	880

Income (loss) before taxes and minority interest(2)	$(9,229)	$2,377	$1,336	$—	$(5,516)	$(10,923)	$400	$643	$—	$(9,880)

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to EDR’s consolidated net income (loss) before income taxes and minority interest determined under generally accepted accounting principles:

	2006	2005
Net income (loss) before taxes and minority interest for reportable segments	$(5,516)	$(9,880)
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(796)	(4,679)
Other corporate expenses	(5,629)	(1,518)

Net income (loss) before income taxes and minority interest	$(11,941)	$(16,077)

Student housing leasing
     Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) for the years ended December 31, 2006 and 2005 were as follows:

	Year ended	Year ended
	December	December
	31, 2006	31, 2005	Difference
Occupancy
Physical (1)	93.3%	92.2%	1.1%
Economic (2)	91.2%	90.5%	0.7%
NarPAB (3)	$343	$340	$3
Other income per avail. bed (4)	$24	$26	$(2)
RevPAB (5)	$367	$366	$1
Operating expense per bed (6)	$179	$182	$(3)
Operating margin	51.2%	50.2%	1%
Design Beds (7)	238,380	207,355	31,025

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Revenue from student housing leasing increased $25,716 to $105,084 for the year ended December 31, 2006. This 32.4% increase in revenue from the same period in 2005 is attributable to a significant increase in beds by way of acquisition and the addition of other leasing revenue related to the 13 property Place Portfolio lease discussed below. Aggregate design beds for the year ended December 31, 2006 increased 31,025 beds or 15.0% over the same period last year to 238,380 beds. At current RevPAB rates this acquisition driven increase in beds represents about $11,400 of the increased revenue for the year ended December 31, 2006, while growth in same community revenue contributed approximately $400. In January 2006 we completed the acquisition of a 13 property portfolio from Place Properties. Simultaneous with the acquisition we entered into a lease agreement under which Place Properties leases and operates the properties. Other leasing revenue related to the lease contributed $14,012 of revenue for the year ended December 31, 2006, including the recognition of $274 of “Additional Rent,” as defined in the lease agreement. Student housing food service revenue was relatively flat at about $3,600. Approximately $1,400 of student housing food service revenue was related to a contract to provide food service to a secondary boarding school in California. This contract was terminated effective December 31, 2006.
     Operating expenses of our student housing communities increased $5,818 to $49,531 for the year ended December 31, 2006. Expense growth of approximately $4,900 is attributable to increased beds by way of acquisition as discussed above. Same store operating expenses year over year were held relatively flat mainly as a result of improvements in turn costs and bad debt expense along with other improvements that combined to offset higher utility costs and property taxes for the period. Intersegment expenses, which represent management fees paid to our management company increased just over $900 as a result of acquired beds and higher revenue.
     The net impact of the growth in revenue and expenses noted above was a 55.8% rise in net operating income for the segment to $55,553 for the year ended December 31, 2006. As noted a majority of the growth came through acquisition and the addition of other leasing revenue related to the Place Portfolio which drove an increase in operating margins from 44.9% to 52.9% for the segment.

However, we also attained good growth in our owned and operated properties, excluding the 13 properties leased to Place Properties, with margins improving from 50.2% to 51.2%.
Third-party development consulting services
     The following table represents the development consulting projects that were active during the years ended December 31, 2006 and 2005:

			Recognized Earnings
Project	Beds	Fee Type	2006	2005	Difference

Slippery Rock University — Phase I	1,390	Development fee	$1,787	$887	$900
Indiana University of Pennsylvania	734	Development fee	924	—	924
University of Michigan	849	Development fee	567	—	567
Auraria Higher Education System	685	Development fee	—	365	(365)
Calhoun Street		Purchasing fee	—	306	(306)
University of North Carolina — Greensboro	600	Construction oversight fee	105	—	105
University of Louisville — Phase III	359	Construction oversight fee	59	41	18
University of Alabama — Birmingham	753	Construction oversight fee	61	160	(99)
University of Alabama — Tuscaloosa	631	Development fee	257	—	257
Other		Consulting fee	13	—	13

Third-party development consulting services			$3,773	$1,759	$2,014

California University of Pennsylvania — Phase IV	447	Development fee	$173	$156	$17
California University of Pennsylvania — Phase V	354	Development fee	143	—	143
University of North Carolina — Greensboro	600	Development fee	240	—	240
Bloomsburg University	407	Development fee	—	239	(239)
University of Louisville — Phase III	359	Development fee	126	100	26
University of Alabama — Birmingham	753	Development fee	132	357	(225)
Other		Development fee	—	28	(28)

Equity in earnings of unconsolidated entities			$814	$880	$(66)

     Third-party development services revenues increased by $2,014 to $3,773 for the year ended December 31, 2006 from $1,759 for the year ended December 31, 2005. During 2006 we were engaged in four active development projects representing 3,604 beds and recognized construction oversight fees on an additional 3 projects. During the same period in 2005 we recognized development fees on two projects, recognized $306 of purchasing fees related to a third project, and recognized construction oversight fees on another two projects. The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by our development subsidiary (AODC) but also represents a shift in the percentage of new projects AODC contracts directly. In previous years the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities.
     Equity in earnings of unconsolidated entities remained flat at just over $800 for the years ended December 31, 2006 and 2005. During 2006 there were five projects underway representing 2,513 beds while four projects representing 1,996 beds were being managed through joint ventures in 2005.
     General and administrative costs in the third-party development consulting services was held relatively flat year over year at just over $2,200 for the years ended December 31, 2006 and 2005.
Third-party management services
     Third-party management services revenues increased $828 to $2,796 for the year ended December 31, 2006 from

$1,968 million for the year ended December 31, 2005. Growth in our owned portfolio year over year contributed just over $900 of the increase by way of intersegment revenue. Aggregate design beds in our owned portfolio for the year ended December 31, 2006 were 238,380 which is an increase of 31,025 aggregate beds from the same period in the prior year. The opening of three new managed properties in August and September of 2005 and the addition of a new management contract in September 2005 contributed $378 of additional revenue year over year. Three third-party development communities opening during the summer of 2006 added $328 to 2006 revenue. Management services provided to three properties acquired in the fall of 2006 through joint venture arrangements contributed $67 of management fees in 2006 and our management company subsidiary earned approximately $100 in preopening management support fees related to two communities while under development. Offsetting these increases was a decline of $150 as a result of the termination of two management agreements during the summer of 2006.
     General and administrative costs for our third-party management services increased $1,035 to $5,004 for the year ended December 31, 2006. This increase is a direct result of the growth in both our owned and managed portfolios as discussed above. Our owned portfolio grew from 21 properties at the start of 2005 to 27 properties at the end of 2006. In addition the third-party management services group added a total of ten new properties to its managed portfolio since the spring of 2005, while two contracts were terminated. Additional growth in general and administrative expenses occurred due to a higher overhead burden as a result of the overall growth of the company.
Nonoperating expenses
     Nonoperating expenses increased $18,130 to $64,708 for the year ended December 31, 2006. The increase is driven by approximately $12,453 of additional interest expense and $6,830 of additional depreciation and amortization related mainly to the acquisition of the 13 properties from Place properties in January 2006 and a full twelve months of expense in the current period related to acquisitions made during 2005. These increases were partially offset by a $1,100 decline in amortization of deferred financing costs as a result of prepayment penalties on early retirement of debt that was incurred in the first quarter of 2005. We anticipate continued pressures on in interest expense as a result of recent acquisitions as well as the potential of continued increases in interest rates. However, we also plan on paying down our variable rate debt with excess cash in 2007.
Other corporate expenses
     Other corporate expenses represent general and administrative expenses that are not allocated to the third-party development consulting and third-party management services segments. Intersegment management fees are charged to the student housing leasing segment so it is not allocated any corporate expenses. For the year ended December 31, 2006 other corporate expenses were $5,629, an increase of $4,111 over the prior year. Corporate related net interest expense was approximately $300 in 2006 compared to net interest income of approximately $900 in 2005. The change is a result of higher than usual interest income in the second half of 2005 related to uninvested funds from our private equity offering in September 2005. In 2006 the private equity offering funds were used in the acquisition of the Place Portfolio and additional interest expense was incurred as funds were drawn on our revolving credit facility to partially fund distributions to our shareholders. General and administrative expenses increased approximately $2,800 mainly due to increased salaries and staffing costs and $850 related to the first year costs of implementing the Sarbanes-Oxley Act of 2002.
     Noncash compensation expense for the year ended December 31, 2006 was $796 compared to $4,679 for the year ended December 31, 2005. Noncash compensation includes the amortization of restricted stock awards over their vesting period and the applicable cost of any awards that were immediately vested upon date of grant. The decrease of $3,883 from 2005 is due to a one-time charge related to our Offering that occurred in January 2005 when fully vested awards were granted.
Results of Operations for the years ended December 31, 2005 and 2004
     The following table presents our combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the year ended December 31, 2005 and the combined results of operations for the EDR Predecessor for the year ended December 31, 2004:

	Year Ended December 31, 2005					Year Ended December 31, 2004
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
	(In thousands)
Revenues:
Student housing leasing revenue	$75,877	$—	$—	$—	$75,877	$17,896	$—	$—	$—	$17,896
Student housing food service revenue	3,491	—	—	—	3,491	3,137	—	—	—	3,137
Third-party development consulting services	—	1,759	—	—	1,759	—	392	—	—	392
Third-party management services	—	—	1,968	—	1,968	—	—	1,326	—	1,326
Intersegment revenues	—	—	2,644	(2,644)	—	—	—	973	(973)	—
Operating expense reimbursements	—	—	—	6,694	6,694	—	—	—	5,223	5,223

Total revenues	79,368	1,759	4,612	4,050	89,789	21,033	392	2,299	4,250	27,974

Operating expenses:
Student housing leasing operations	37,794	—	—	—	37,794	7,645	—	—	—	7,645
Student housing food service operations	3,275	—	—	—	3,275	2,899	—	—	—	2,899
General and administrative	—	2,245	3,969	—	6,214	—	1,329	2,216	—	3,545
Intersegment expenses	2,644	—	—	(2,644)	—	973	—	—	(973)	—
Reimbursable operating expenses	—	—	—	6,694	6,694	—	—	—	5,223	5,223

Total operating expenses	43,713	2,245	3,969	4,050	53,977	11,517	1,329	2,216	4,250	19,312

Net operating income (loss)	35,655	(486)	643	—	35,812	9,516	(937)	83	—	8,662
Nonoperating expenses(1)	46,578	(6)	—	—	46,572	8,906	—	—	—	8,906

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	(10,923)	(480)	643	—	(10,760)	610	(937)	83	—	(244)
Equity in earnings of unconsolidated entities	—	880	—	—	880	—	1,002	—	—	1,002

Income (loss) before taxes and minority interest(2)	$(10,923)	$400	$643	$—	$(9,880)	$610	$65	$83	$—	$758

(1)	Non operating expenses include interest expense, interest income and exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes and minority interest to the Trust’s consolidated net income (loss) before income taxes and minority interest determined under generally accepted accounting principles:

	2005	2004
Net income (loss) before taxes and minority interest for reportable segments	$(9,880)	$758
Unallocated corporate amounts:
Noncash compensation charge for PIU’s and restricted stock	(4,679)	—
Other corporate expenses	(1,518)	—

Net income (loss) before income taxes and minority interest	$(16,077)	$758

Student housing leasing
     Revenue from student housing leasing increased by $58,300 to $79,400 for the year ended December 31, 2005. This increase was due largely to the acquisition of the 14 JPI properties upon consummation of our Offering and the incremental impact relating to five new properties acquired since the Offering. Our base portfolio of EDR Predecessor properties experienced a decrease in revenue per available bed over the comparable period of 2004. Part of the decrease was due to a drop in occupancy at two of our properties as a result of increased supply around the universities. In addition we had a planned drop in rates at our University Towers property designed to reverse a negative trend in occupancy experienced during the ’04-’05 academic year. This rate adjustment along with a focused marketing effort has successfully reversed the trend at University Towers resulting in occupancy at the beginning of the current lease term of approximately 95% compared to 88% a year earlier.

     Operating expenses of our student housing communities increased $32,200 to $43,700 for the year ended December 31, 2005. The majority of this increase was also due to the addition of the 14 JPI properties and the incremental impact relating to the five new properties as described above. However, the growth in operating expenses outpaced revenue growth year over year. Higher than anticipated utility costs, turn costs, bad debt expense, and student amenity costs contributed to operating expenses, excluding intersegment charges, as a percentage of revenue to increase. The higher utility costs are a result of current economic conditions, however, management has begun instituting energy conservation programs in an effort to control these costs as much as possible. The increase in student amenities is mostly the result of additional costs to meet student demand for better and faster internet capabilities. Management anticipates continued challenges managing these costs in the future. The increased costs related to turn and bad debt expense are considered by management to be one time issues related to acquired properties and their assimilation into our operating structure. While higher than normal bad debt charges were a cost of transitioning the properties, management believes the additional turn costs incurred were necessary to position the properties appropriately in the market and view them as an investment in the future leasing success of the properties.
Third-party development consulting services
     Third-party development services revenues increased by $1,400 to $1,800 for the year ended December 31, 2005 from $400 for the year ended December 31, 2004. This increase relates to revenue recognized on four projects in 2005 compared to one project during the same period in 2004.
     A portion of our third-party development consulting services have been conducted through joint venture arrangements, and the related fees recognized as equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities decreased by $100 to $900 for the year ended December 31, 2005 from $1,000 for the year ended December 31, 2004. This decrease was primarily due to more of our projects being contracted directly with the universities and is reflected in the increase in third-party development services revenue. There were two projects with a total of 1,160 beds under development through joint ventures during 2005 compared to four projects with a total of 2,076 beds during the same period in 2004.
     General and administrative costs in the third-party development consulting services increased $1,100 to $2,200 for the year ended December 31, 2005. General and administrative expenses increased as a result of the higher volume of development projects and an expansion of the department. Additional growth in general and administrative expenses occurred due to a higher overhead burden as a result of the overall growth of the company and its entry into the public market.
Third-party management services
     Third-party management services revenues increased by $2,300 to $4,600 for the year ended December 31, 2005 from $2,300 for the year ended December 31, 2004. Revenue increased $1,700 due to intersegment charges to owned properties as a result of the growth in our portfolio from seven to twenty-six properties. Third-party revenue increased $600 year over year as a result of 2005 benefiting from a full year of management fees on four managed properties consisting of 2,096 beds that opened in Fall 2004, the opening of 3 new managed properties in August and September of 2005 and a new management contract for a 632 bed facility at the University of Texas in September 2005.
     General and administrative costs for our third-party management services increased $1,800 to $4,000 for the year ended December 31, 2005. This increase is a direct result of the extraordinary growth in both our owned and managed portfolios as discussed above. Our owned portfolio grew from 7 properties to 26 properties through our Offering and Formation transactions as well as our 2005 acquisition program. In addition the third-party management services group added a total of eight new properties to its managed portfolio since summer 2004. Additional growth in general and administrative expenses occurred due to a higher overhead burden as a result of the overall growth of the company and its entry into the public market.
Nonoperating expenses
     Nonoperating expenses increased $37,700 to $46,600 for the year ended December 31, 2005. The increase includes $1,100 in fees on the early retirement of debt but relates substantially to an approximate $25,900 increase in depreciation and amortization and an approximate $10,700 dollar increase in mortgage interest expense as a result of the 14 property JPI acquisition and the acquisition of five additional properties during the year.
Liquidity and Capital Resources
     Revolving Credit Facility and Other Indebtedness
     On March 31, 2006 the Operating Partnership amended and restated the revolving credit facility, or the Amended Revolver, dated January 31, 2005 in the amount of $100 million and entered into a senior unsecured term loan facility, or the Term Loan, in the amount of $50,000. EDR serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured by a cross collateralized, first mortgage lien on all mortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At December 31, 2006, there was $22,400 outstanding under the Amended Revolver and $47,000 outstanding under the Term Loan. The Term Loan is interest only; hence, the entire outstanding balance of $47,000 is due on the maturity date.
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
     The Operating Partnership’s Amended Revolver and Term Loan contain customary affirmative and negative covenants and do contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests.
     EDR is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased Restricted Payment, the Total Leverage Ratio shall remain less than or equal to 60%; or (b) the increased Restricted Payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of Funds From Operations for the applicable period through and including December 31, 2006, and (ii) 95% of funds from operations for the applicable period thereafter.
     The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the Term Loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%.
     Liquidity outlook and capital requirements
     At December 31, 2006 we had $6,427 of cash, a decrease of approximately $55,000 from December 31, 2005. This decrease is a result of funding the purchase of the 13 property portfolio from Place Properties in January 2006. In addition to the decline in cash balances we added approximately $168,060 of debt during 2006 due to the assumption of $98,660 of mortgage debt in the Place Properties acquisition as well as $69,400 net draws on our line of credit and term loan to completely fund the Place Properties acquisition, our June 15th acquisition of The Players Club community in Statesboro, GA, and to cover certain shortfalls in operating cash.
     Our current liquidity needs include funds for distributions to our stockholders and unit holders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. However, distributions for the last two years outpaced cash from operations during the same period. Distributions to shareholders/unitholders totaled $20,213 or $0.79 per weighted average share/unit in 2005 compared to cash from operations of $18,373 or $0.74 per weighted average share/unit and distributions in 2006 totaled $30,875 or $1.10 per weighted average share/unit compared to cash from operations of $25,187 or $0.90 per weighted average share/unit during the same time. The resulting operating cash shortfalls of $1,840 and $5,688 for 2005 and 2006, respectively, were funded by draws on our revolving line of credit. Effective with our third quarter 2006 dividend that was paid on November 7, 2006 we adjusted our annual dividend rate from the existing $1.19 per share/unit down to $0.82 per share/unit, which is more in line with our current operating cash and FFO levels. We feel this addresses the operating cash shortfalls for the near term and positions us to utilize capital resources for all the funding requirements noted above. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     An additional source of capital is the possible disposition of non-core properties. We continually assess all of our properties, the markets they are in, and the universities they serve to determine if any dispositions are necessary or appropriate. The sale of any unencumbered asset would provide additional capital to most likely paydown debt or possibly finance other operational acquisitions or operational needs. Subsequent to December 31, 2006 we entered into agreements with two unrelated parties for the possible sale of two unencumbered assets. At this time there is no certainty that the deals will close as they are still in the due diligence period and no earnest money is yet at risk.

     In the third quarter the SEC declared effective our newly established dividend reinvestment and direct stock purchase plan. The plan allows existing investors to reinvest dividends and allows both existing and new investors to purchase shares of EDR directly from the company at a discount. Total capital of $5,994, representing 405,607 shares, was issued during 2006.
     Based on our closing share price of $14.77 on December 31, 2006 our total enterprise value was $906,138. With total debt outstanding on December 31, 2006 of $491,025 our current debt to total enterprise value was 54.2%. We believe our capital structure and current FFO and distribution targets along with the $77,600 remaining availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments. Current market conditions and rising interest rates are expected to make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain financing under satisfactory conditions or that we will make any investments in additional properties.
     We intend to invest in additional properties only as suitable opportunities arise. In the short term, we intend to fund any acquisitions with working capital and borrowings under first mortgage property secured debt or our $100 million revolving credit facility. We intend to finance property acquisitions over the longer term with the proceeds from additional issuances of common or preferred stock, debt financing and issuances of units of our Operating Partnership.
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
     Capital expenditures
     The historical recurring capital expenditures at our owned and managed communities, excluding the 13 properties leased to Place Properties, are set forth below:

	As of and for the Years Ended
	December 31,
	2006	2005	2004
Total units	6,400	5,935	895
Total beds	20,125	18,548	2,943
Total recurring capital expenditures	$2,222	$1,638	$166
Average per unit	$347.25	$275.96	$185.88
Average per bed	$110.43	$88.30	$56.53
     Recurring capital expenditures exclude capital spending on renovations, community repositioning, or other major periodic projects. Capital expenditures associated with newly acquired or developed properties are typically capitalized as part of their acquisition price or development budget. As a result such properties typically do not require capital expenditures until their second year of operation or later.
     Additionally, we are required by certain of our lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged properties. These contributions may be less than or exceed the amount of capital expenditures actually incurred during any given year at such properties.
Commitments
     The following table summarizes our contractual obligations as of December 31, 2006:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total
			(In thousands)
Contractual Obligations:
Long-Term Debt Obligations(1)	$60,158	$380,930	$1,835	$48,102	$491,025
Contractual Fixed Interest Obligations(2)	23,322	38,184	9,839	2,881	74,226
Operating Lease and Future Purchase Obligations(3)	2,724	4,282	3,246	908	11,160
Capital Reserve Obligations(4)	1,573	2,418	421	182	4,594

Total	$87,777	$425,814	$15,341	$52,073	$581,005

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under Amended Revolver and Term loan agreements.

(2)	Includes contractual fixed rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
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
     In January 2006, the Operating Partnership assumed an additional $98,660 of mortgage debt with a fixed interest rate of 6.44% in connection with the acquisition of the Place Portfolio.
     At December 31, 2006, we had outstanding indebtedness of $493,333 (net of unamortized debt premium of $2,308). The scheduled future maturities of all outstanding indebtedness at December 31, 2006 are as follows:

Year
2007	$60,158
2008	26,481
2009	354,449
2010	888
2011	947
Thereafter	48,102

Total	$491,025

Debt premium	2,308

Outstanding as of December 31, 2006, net of debt premium	$493,333

     At December 31, 2006, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried an average term to maturity of 2.7 years. Our ratio of mortgage debt to total market capitalization was approximately 54.2% at December 31, 2006.

Three mortgages totaling $56,463 are scheduled to mature within five months of December 31, 2006. On March 1, 2007 two of the mortgages totaling $29,963 were refinanced at a new rate of 5.55% compared to the existing rate of 6.63%. We expect to refinance the third mortgage in the near future.
     In addition to mortgage debt, the Trust also had $22,400 outstanding under the Amended Revolver and $47,000 outstanding under the Term Loan. The Amended Revolver and the Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. The Amended Revolver and Term Loan require interest only payments through maturity. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage (7.08% at December 31, 2006). The interest rate per annum applicable to the Term Loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75% (8.08% at December 31, 2006).
Distributions
     We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. As a result of these considerations we adjusted our existing annual dividend target of $1.19 per share/unit to $0.82 per share/unit effective with the second quarter 2006 dividend that was paid on November 7, 2006. The new dividend target is more in line with current FFO and operating cash flow levels and put us in a better position to take advantage of opportunities to pay down debt or invest in other student housing assets.
     On January 9, 2007 we announced our fourth quarter distribution of $0.205 per share of common stock for the quarter ending on December 31, 2006. The distribution is payable on February 6, 2007 to stockholders of record at the close of business on January 23, 2007.
Off-Balance Sheet Arrangements
     As discussed in note 7 to the consolidated financial statements we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $89,000 at December 31, 2006. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
Funds From Operations
     As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all shareholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of minority interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.
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
      We changed the presentation of FFO beginning with our Form 10-Q covering the three months ended March 31, 2006 to presenting FFO available to all shareholders and unitholders. Previously, including in our Form 10-K for the year ended December 31, 2005, we presented only FFO available to common shareholders. The impact of this change is the exclusion of the impact of minority interest expense on FFO in the amount of $1,040.

     The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net income for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Net income (loss)	$(12,245)	$(15,534)	$758
Plus student housing property depreciation and amortization of lease intangibles	35,728	29,168	3,120
Plus equity portion of real estate depreciation and amortization on equity investees	54	—	—
Plus minority interest benefit	(355)	(1,040)	—

Funds from operations available to all share and unit holders	$23,182	$12,594	$3,878

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
Recent accounting pronouncements
     In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Trust adopted Statement 123(R) effective January 1, 2006, and it did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole. In March 2005, the SEC issued Staff Accounting Bulleting (‘SAB 107”) to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 was applied upon the adoption of Statement 123(R).
     In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance became effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB

Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.
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
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2006 we had fixed rate debt of $421,625. Holding other variables constant a 100 basis point increase in interest rates would cause a $9,046 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9,415 increase in the fair value of our fixed rate debt. At December 31, 2006, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.85% and an average term to maturity of 2.7 years.
     At December 31, 2006, we had a $47,000 variable rate term loan and $22,400 drawn on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the term loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%. For the year ended December 31, 2006, the term loan had an average interest rate of 8.07%. Holding other variables constant a 100 basis point increase in interest rates would cause a $365 decrease annually in net income available to our common stockholders and a 100 basis point decrease in interest rates would cause a $365 increase annually in net income available to our common stockholders.
     Approximately 86% of the Trust’s outstanding debt was subject to fixed rates at December 31, 2006. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
Item 8. Financial Statements and Supplementary Data.
     The information required herein is included on pages F-1 to F-66 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company also has investments in unconsolidated entities which are not under its control. Consequently, the Company’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
     Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     During the three months ended December 31, 2006, there were no significant changes in EDR’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, EDR’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. We reviewed the results of management’s assessment with our Audit Committee.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Education Realty Trust, Inc. and subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Trust as of and for the year ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 9, 2007

Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2007, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 11. Executive Compensation.
     The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2007, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2007, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
     The information required by Item 201(d) or Regulation S-K disclosing the securities authorized for issuance under EDR’s equity compensation plans can be found under Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities” of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2007, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2007, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
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
and Chairman of the Board of Directors
Dated: March 12, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul O. Bower Paul O. Bower	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2007

/s/ Randall H. Brown Randall H. Brown	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 12, 2007

/s/ J. Drew Koester J. Drew Koester	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2007

/s/ Monte J. Barrow Monte J. Barrow	Director	March 12, 2007

/s/ William J. Cahill, III William J. Cahill, III	Director	March 12, 2007

/s/ Randall L. Churchey Randall L. Churchey	Director	March 12, 2007

/s/ John L. Ford John L. Ford	Director	March 12, 2007

INDEX TO FINANCIAL STATEMENTS

Page
Education Realty Trust, Inc. and EDR Predecessor
Report of independent registered public accounting firm	F-3

Consolidated balance sheets as of December 31, 2006 and 2005	F-4

Consolidated statements of operations for the Trust for the years ended December 31, 2006 and 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and combined statements of operations for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the year ended December 31, 2004
F-5

Consolidated statement of changes in stockholders’ equity for the Trust for the years ended December 31, 2006 and 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and combined statements of changes in predecessor owners’ equity for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the year ended December 31, 2004
F-6

Consolidated statements of cash flows for the Trust for the years ended December 31, 2006 and 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and combined statements of cash flows for the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the year ended December 31, 2004
F-7

Notes to consolidated and combined financial statements	F-9

National Development/ Allen & O’Hara CUPA, LLC
Report of independent registered public accounting firm	F-33

Balance sheets as of December 31, 2006 (unaudited) and 2005 (unaudited)	F-34

Statements of operations for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004	F-35

Statements of changes in members’ equity (deficit) for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004	F-36

Statements of cash flows for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004	F-37

Notes to financial statements	F-38

National Development/ Allen & O’Hara Clarion, LLC
Report of independent registered public accounting firm	F-41

Balance sheets as of December 31, 2006 (unaudited) and 2005 (unaudited)	F-42

Statements of operations for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004	F-43

Statements of changes in members’ equity (deficit) for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004	F-44

Statements of cash flows for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004	F-45

Notes to financial statements	F-46

National Development/ Allen & O’Hara Lock Haven, LLC
Report of independent registered public accounting firm	F-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee
     We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the Trust for the years ended December 31, 2006 and 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and the combined statements of operations, owners’ equity, and cash flows for Education Realty Trust Predecessor (the “EDR Predecessor,” as defined in note 1) for the period January 1, 2005 through January 30, 2005 and the year ended December 31, 2004. These consolidated and combined financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated financial position of the Trust at December 31, 2006 and 2005, and the consolidated results of operations and cash flows of the Trust for the years ended December 31, 2006 and 2005 and the period July 12, 2004 (date of formation) through December 31, 2004 and the combined results of operations and cash flows of the EDR Predecessor for the period January 1, 2005 through January 30, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 9, 2007

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands, except share
	and per share data)
ASSETS
Student housing properties, net	$804,759	$620,305
Corporate office furniture, net	752	991
Cash and cash equivalents	6,427	61,662
Restricted cash	9,154	6,738
Student contracts receivable, net	227	470
Receivable from affiliate	369	—
Management fee receivable from third parties	669	552
Goodwill and other intangibles, net	3,649	3,546
Other assets	9,452	9,785

Total assets	$835,458	$704,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage loans, net of unamortized premium/discount	$423,933	$328,335
Other long term debt	47,000	—
Revolving line of credit	22,400	—
Accounts payable	696	2,075
Accrued expenses	10,068	7,295
Accounts payable affiliate	—	225
Deferred revenue	9,073	7,660

Total liabilities	513,170	345,590

Minority interest	19,289	27,926

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 26,810,552 and 26,263,889 shares issued and outstanding as of December 31, 2006 and 2005, respectively	268	263
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Unearned deferred compensation	—	(2,470)
Additional paid in capital	330,374	354,134
Loan to unitholder	—	(5,996)
Warrants	375	375
Accumulated deficit	(28,018)	(15,773)

Total stockholders’ equity	302,999	330,533

Total liabilities and stockholders’ equity	$835,458	$704,049

See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Education Realty Trust, Inc.			EDR Predecessor
	Consolidated			Combined
			July 12	January 1
	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 31,	January 30,	December 31,
	2006	2005	2004	2005	2004
	(Amounts in thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$87,438	$74,374	$—	$1,503	$17,896
Student housing food service revenue	3,634	3,222	—	269	3,137
Other leasing revenue	14,012	—	—	—	—
Third-party development services	3,773	1,759	—	—	392
Third-party management services	2,796	1,865	—	103	1,326
Operating expense reimbursements	7,638	6,023	—	671	5,223

Total revenues	119,291	87,243	—	2,546	27,974

Operating expenses:
Student housing leasing operations	42,669	37,270	—	524	7,645
Student housing food service operations	3,318	3,020	—	255	2,899
General and administrative	12,331	12,182	201	367	3,545
Depreciation and amortization	36,083	28,908	—	260	3,120
Reimbursable operating expenses	7,638	6,023	—	671	5,223

Total operating expenses	102,039	87,403	201	2,077	22,432

Operating income (loss)	17,252	(160)	(201)	469	5,542

Nonoperating expenses:
Interest expense	29,353	16,186	21	479	5,623
Exit fees on early repayment of mortgages	—	1,084	—	—	—
Amortization of deferred financing costs	1,114	820	—	—	163
Interest income	(534)	(1,303)	—	—	—

Total nonoperating expenses	29,933	16,787	21	479	5,786

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(12,681)	(16,947)	(222)	(10)	(244)
Equity in earnings of unconsolidated entities	740	853	—	27	1,002

Income (loss) before income taxes and minority interest	(11,941)	(16,094)	(222)	17	758
Taxes	659	497	—	—	—

Net income (loss) before minority interest	(12,600)	(16,591)	(222)	17	758
Minority interest	(355)	(1,040)	—	—	—

Net income (loss)	$(12,245)	$(15,551)	$(222)	$17	$758

Earnings per share information:
Loss per share — basic and diluted	$(0.46)	$(0.67)	$(2,220)

Weighted average common shares outstanding — basic and diluted	26,387,547	23,063,110	100

Distributions per common share	$1.10	$0.79

See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ AND OWNERS’ EQUITY

	Common Stock		Additional	Unearned		Loan to		EDR
			Paid-In	Deferred		Unit	Accumulated	Predecessor
	Shares	Amount	Capital	Compensation	Warrants	Holder	deficit	Equity	Total
	(Amounts in thousands, except share and per share data)
EDR Predecessor:
Balance, December 31, 2003	—	—	—	—	—	—	—	2,495	2,495
Equity contributions	—	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	—	(1,504)	(1,504)
Net income	—	—	—	—	—	—	—	758	758

Balance, December 31, 2004	—	—	—	—	—	—	—	1,789	1,789
Net income	—	—	—	—	—	—	—	17	17

Balance, January 30, 2005	—	—	—	—	—	—	—	$1,806	$1,806

The Trust:
Contributed capital, July 12, 2004	100	—	$1	—	—	—	—	—	$1
Net loss	—	—	—	—	—	—	$(222)	—	(222)

Balance, December 31, 2004	100	—	1	—	—	—	(222)	—	(221)
Issuance and registration of common shares — The Offering	21,850,000	$219	320,200	—	—	—	—	—	320,419
Redemption of Promoter’s common shares simultaneous with The Offering	(100)	—	(1)	—	—	—	—	—	(1)
Issuance of warrants	—	—	—	—	$375	—	—	—	375
Loan to unit holder	—	—	—	—	—	$(5,996)	—	—	(5,996)
Excess of purchase price of EDR Predecessor over fair value related to Promoter carried over at historical cost	—	—	(17,382)	—	—	—	—	—	(17,382)
Restricted shares issued to officers and directors	—	—	3,126	$(3,126)	—	—	—	—	—
Amortization of restricted stock	38,889	—	—	656	—	—	—	—	656
Issuance of common shares — private placement	4,375,000	44	66,911	—	—	—	—	—	66,955
Cash dividends	—	—	(18,721)	—	—	—	—	—	(18,721)
Net loss	—	—	—	—	—	—	(15,551)	—	(15,551)

Balance, December 31, 2005	26,263,889	263	354,134	(2,470)	375	(5,996)	(15,773)	—	330,533
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	(2,470)	2,470	—	—	—	—	—
Restricted shares issued to officers and directors	6,000	—	88	—	—	—	—	—	88
Amortization of restricted stock	36,000	—	604	—	—	—	—	—	604
Operating unit conversion to common stock	99,056	1	1,389	—	—	—	—	—	1,390
Redemption of minority interest to satisfy loan to unitholder	—	—	—	—	—	5,996	—	—	5,996
Net proceeds from issuance of common shares -dividend reinvestment plan	405,607	4	5,743	—	—	—	—	—	5,747
Cash dividends	—	—	(29,114)	—	—	—	—	—	(29,114)
Net loss	—	—	—	—	—	—	(12,245)	—	(12,245)

Balance, December 31, 2006	26,810,552	$268	$330,374	—	$375	—	$(28,018)	—	$302,999

See accompanying notes to consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Education Realty Trust, Inc.			EDR Predecessor
	Consolidated			Combined
			July 12	January 1
	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 31,	January 30,	December 31,
	2006	2005	2004	2005	2004
Operating activities:
Net income (loss)	$(12,245)	$(15,551)	$(222)	$17	$758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,083	28,908	—	246	3,120
Deferred tax benefit	(48)	(209)	—	—	—
Loss on disposal of assets	11	18	—	—	—
Amortization of deferred financing costs	1,114	820	—	14	163
Amortization of unamortized debt premiums/discounts	(559)	(364)	—	—	—
Distributions from unconsolidated entities	787	879	—	—	808
Noncash compensation expense related to PIUs and restricted stock	796	4,783	—	—	—
Equity in earnings of unconsolidated entities	(740)	(853)	—	(27)	(1,002)
Minority interest	(355)	(1,040)	—	—	—
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	259	(374)	—	(5)	76
Management fees receivable	(117)	(284)	—	63	(52)
Other assets	(1,176)	868	—	(818)	330
Accounts payable and accrued expenses	612	3,069	—	712	(65)
Accounts payable affiliate	(594)	(3,729)	—	276	(471)
Deferred revenue	1,359	1,432	—	(320)	(597)

Net cash provided by (used in) operating activities	25,187	18,373	(222)	158	3,068

Investing activities
Property acquisitions, net of cash acquired	(112,717)	(187,283)	—	(25)	—
Deferred acquisition costs and earnest money deposits	—	(4,718)	—	—	—
Purchase of corporate furniture and fixtures	(86)	(1,093)	—	—	—
Restricted cash	(40)	(1,725)	—	(2,348)	336
Insurance proceeds on property loss	184	175	—	—	—
Investment in student housing properties	(4,858)	(5,513)	—	—	(517)
Investments in joint ventures	(3,313)	—	—	—	—

Net cash used in investing activities	(120,830)	(200,157)	—	(2,373)	(181)

Financing activities:
Payment of mortgage notes	(2,503)	(115,782)	—	(98)	(1,093)
Borrowings of long-term debt	50,000	—	497	—	—
Repayments of long-term debt	(3,000)
Debt issuance costs	(1,352)	(3,176)	—	—	(3)
Borrowing (repayment) of line of credit, net	22,400	(497)	—	—	—
Loan to unit holder	—	(5,996)	—	—	—
Proceeds from Offering and private placement	5,994	419,600	—	—	—
Payment of offering costs	(248)	(30,008)	(3,790)	—	—
Distributions paid	(30,875)	(20,213)	—	—	(1,504)
Borrowing/(repayment) of notes payable affiliate	—	(483)	3,515	—	80
Redemption of minority interest	(8)
Equity contributions	—	—	—	—	40

Net cash provided by (used in) financing activities	40,408	243,445	222	(98)	(2,480)

	Education Realty Trust, Inc.			EDR Predecessor
	Consolidated			Combined
			July 12	January 1
	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 31,	January 30,	December 31,
	2006	2005	2004	2005	2004
Net increase (decrease) in cash and cash equivalents	(55,235)	61,661	—	(2,313)	407
Cash and cash equivalents, beginning of period	61,662	1	1	2,883	2,476
Cash and cash equivalents, end of period	$6,427	$61,662	$1	$570	$2,883

Supplemental disclosure of cash flow information:
Interest paid	$29,180	$9,778	$21	$471	$5,629

Income taxes paid	$819	$357

Supplemental disclosure of noncash activities:
Place acquisition costs paid in 2005	$4,718	$—
Redemption of minority interest to satisfy loan to unitholder	6,116	—
Prepaid offering costs charged against equity	—	2,218
Units issued in the Formation Transactions	—	26,340
Warrants issued in the Formation Transactions	—	375
Debt assumed in property acquisitions net of premium	98,660	444,964
See accompanying notes to the consolidated and combined financial statements.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
2. The Offering, the formation transactions and the private placement
     The Trust completed the Offering of its common stock on January 31, 2005. The Trust sold 21,850,000 shares of common stock, including 2,850,000 shares related to the full exercise of the over-allotment option by the underwriters of the Offering, at a price of $16.00 per share. The Offering raised net proceeds of approximately $320,400, after underwriting discounts and offering expenses of approximately $29,200. The Trust contributed the net proceeds of the Offering for 100% of the general partnership interests and a majority of the limited partnership interests in the Operating Partnership. Concurrently, the Operating Partnership used approximately $36,500 of offering proceeds and issued units approximating $18,300 in estimated value to directly or indirectly acquire the EDR Predecessor.
     Simultaneous with the Offering, the Operating Partnership together with its taxable REIT subsidiary engaged in the following formation transactions (the “Formation Transactions”):
•	The Promoter and certain members of management contributed their interests in AOES in exchange for $12,400 of units in the Operating Partnership. AOES converted to a corporation and elected to be treated as the taxable REIT subsidiary. AOES owns 100% of AODC.

•	The Operating Partnership acquired all of the interests in EPT from the previous owners for $26,661 in cash, $1,342 in units in the Operating Partnership and the assumption of debt totaling $50,134. As a result EPT became a wholly owned single member LLC subsidiary of the Operating Partnership.

•	The owners of The Gables contributed their interests in the student housing property to a newly formed Delaware limited partnership referred to as EDR BG, LP in exchange for all the limited partnership interests of EDR BG LP. The Operating Partnership acquired all of the ownership interests in EDR BG LP for $1,043 in cash, $58 in units in the Operating Partnership and the assumption of debt totaling $4,552.

•	C Station LLC merged into a newly formed Delaware LLC, EDR C Station LLC, which is a wholly owned subsidiary of the Operating Partnership. The interests were contributed in exchange for the issuance of $229 in units in the Operating Partnership and the assumption of debt and notes payable to the Promoter totaling $2,477.

•	The University Towers Partnership acquired a 100% interest in University Towers and in turn was acquired for $8,813 in cash, $4,316 in units and the assumption of debt totaling $24,371.

•	The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price of $401,975 was paid in cash of $82,105 the issuance of $7,995 of units in the Operating Partnership, and the assumption of first mortgage debt of $311,500, of which $93,360 was repaid with the use of the net proceeds of the offering. Additionally the Operating Partnership issued warrants to JPI to purchase 250,000 shares of common stock at an exercise price per share of 103% of the Offering price. These warrants have a value approximating $375. The warrants are exercisable beginning January 31, 2006 and expire on February 28, 2007. In connection with the acquisition, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units (499,688 units) issued to the seller in the purchase transaction. On April 10, 2006, the Trust redeemed 400,632 Operating Partnership units (minority interest) in full satisfaction of the $5,996 note receivable and accrued interest of $120. The redemption of minority interest was recorded in accordance with SFAS No. 141, Business Combinations, which resulted in additional goodwill of $388. The seller was released from the pledge of the remaining 99,056 Operating Partnership units. On April 26, 2006, the seller converted the remaining units to the Trust’s common stock.
     In connection with the Formation Transactions, the Trust paid off certain mortgage indebtedness resulting in a prepayment penalty of approximately $1,100, which is reflected in nonoperating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005.
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

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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
     Student housing properties
  Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years, and furniture, fixtures, and

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful life.
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
  Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of December 31, 2006 and 2005, management determined that no indicators of impairment existed.
     Deferred financing costs
  Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The costs incurred during the years ended December 31, 2006 and 2005 were $1,352 and $3,176, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method.
  Amortization expense approximated $1,114 and $820 for the Trust for the years ended December 31, 2006 and 2005, respectively and $163 for the EDR Predecessor for the year ended December 31, 2004. Accumulated amortization for the Trust at December 31, 2006 and 2005, respectively approximated $1,934 and $820 and accumulated amortization for the EDR Predecessor approximated $709 at December 31, 2004. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.
     Offering costs
     Specific incremental costs directly attributable to the Offering, the Private Placement and the dividend reinvestment plan were deferred and charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.
     Debt premiums/discounts
     Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2006 and 2005, respectively, the Trust had net unamortized debt premiums of $2,308 and $2,867. These amounts are included in mortgage loans in the accompanying consolidated balance sheets.
     Income taxes
     The Trust qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust is generally not subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.
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

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     No provision for income taxes has been recorded in the EDR Predecessor combined financial statements, as the owners are required to report their share of the EDR Predecessor’s earnings in their respective income tax returns.
     Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At December 31, 2006 and 2005, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2006	2005
Operating Partnership units	913,738	1,376,471
University Towers Operating Partnership units	269,757	269,757
Restricted Stock (unvested shares)	111,111	147,111
Profits Interest Units	265,000	245,000

Total potentially dilutive securities	1,559,606	2,038,339

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
     Investment in unconsolidated joint ventures and limited liability companies
     The Operating Partnership accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the Trust’s and EDR Predecessor’s share of equity in earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests. As of December 31, 2005, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
•	Salisbury Student Apartment Developers Joint Venture, 33% owned by AOES

•	Salisbury Student Apartment Developers LLC, a Maryland limited liability company 33% owned by AOES

•	University of Louisville Apartment Developers LLC, a Kentucky limited liability company 50% owned by AOES

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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
      All of the investments in unconsolidated joint ventures and limited liability companies as of December 31, 2005 were held by the Trust at December 31, 2006.
     During the year ended December 31, 2006, the Trust invested in the following unconsolidated joint ventures and limited liability companies which are accounted for under the equity method:
•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by EROP

•	AODC/CPA, LLC, a Delaware limited liability company, 50% owned by AODC

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by EROP

•	APF EDR, LP, a Delaware limited partnership, 10% owned by EROP

•	APF EDR Food Services, LP, a Delaware limited partnership, 10% owned by EROP

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by EROP
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
     Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to the leasing activities at the student housing properties and includes revenues from the leasing of space, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying consolidated and combined statements of operations. Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, the Trust and EDR Predecessor require each executed leasing contract to be accompanied by a nonrefundable application fee and a signed parental guarantee. Receivables are recorded when billed, revenues and related lease incentives and nonrefundable application fees are recognized on a straight-line basis over the term of the contracts. The Trust and EDR Predecessor have no contingent rental contracts except as noted below related to other leasing revenue. The future minimum rental income to be received based on leases held as of December 31, 2006 is approximately $48,527. At certain student housing facilities the Trust and EDR Predecessor offer parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
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
     Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties we acquired from Place Properties (“Place”) on January 1, 2006 as discussed in Note 5. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and receives base monthly rent of $1,145 and has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent is recognized on a straight line basis over the lease term and Additional Rent is recognized only upon satisfaction of the defined criteria.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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
     Due to the nature of the Trust and EDR Predecessor’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts for the years ended December 31, 2006 and 2005, for the Trust, and the year ended December 31, 2004 for the EDR Predecessor. The Trust had no allowance for doubtful accounts for the year ended December 31, 2004.

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Balance, beginning of period	$410	$—	$114
Provision for uncollectible accounts	775	2,306	152
Deductions	(1,142)	(1,896)	(169)

Balance, end of period	$43	$410	$97

     Costs related to third party development consulting services
     Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying balance sheets.
     Advertising expense
     Advertising expenses are charged to income during the period incurred. The Trust and EDR Predecessor do not use direct response advertising. Advertising expense was $1,871 and $1,990 for the Trust for the years ended December 31, 2006 and 2005, respectively, and $587 for the EDR Predecessor for the year ended December 31, 2004.
     Minority interests
     Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter. In the event the Operating Partnership was terminated on December 31, 2006 the amount of consideration paid to the minority interests holders would be in accordance with their positive capital account balances, determined after taking into account all capital account adjustments for all prior periods and the Operating Partnerships taxable year during which the termination occurs.
     Segment information
     The Trust and EDR Predecessor apply SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,”

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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
     Stock-based compensation
     The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan is described more fully in Note 8. The Trust adopted SFAS No. 123 (R), “Share-Based Payment” on January 1, 2006, which requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
     Fair value of financial instruments
     The Trust and EDR Predecessor follow SFAS No. 107, “Disclosure about the Fair Value of Financial Instruments,” which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Trust and EDR Predecessor do not hold or issue financial instruments for trading purposes. The Trust and EDR Predecessor consider the carrying amounts or cash and cash equivalents, restricted cash and short-term investments, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust and EDR Predecessor have estimated the fair value of the mortgage notes payable utilizing present value techniques. At December 31, 2006, the carrying amount and estimated fair value of the mortgage notes payable was $423,933 and $404,240, respectively. At December 31, 2005, the carrying amount and estimated fair value of the mortgage notes payable was $328,335 and $318,423, respectively. The revolving credit facility and term loan bear interest at variable rates and therefore cost approximates market value at December 31, 2006.
     Recent accounting pronouncements
  In December 2004, SFAS No. 153, “Exchange of Nonmonetary Assets,” was issued. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. That exception required that some nonmonetary exchanges be recorded on a carryover basis versus SFAS No. 153, which requires an entity record a nonmonetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. The standard specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective the fiscal year beginning January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Trust adopted Statement 123(R) effective January 1, 2006, and it did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 was applied upon the adoption of Statement 123(R).
     In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance became effective for existing

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.
4. Income taxes
     Upon formation, the TRS became subject to federal and state income taxation and accordingly established deferred tax assets and liabilities. The EDR Predecessor was not subject to income taxes. The net deferred tax asset recorded upon the formation was approximately $341.
     Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2006 and 2005, respectively, are as follows:

	2006	2005
Deferred tax assets:
Deferred revenue	$49	$458
Depreciation and amortization	335	39
Accrued expenses	132	109
Straight line rent	30	3

Total deferred tax assets	546	609
Deferred tax liability:
Amortization of management contracts intangible	(44)	(59)

Net deferred tax assets	$502	$550

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     Significant components of the income tax provision (benefit) for the years ended December 31, 2006 and 2005, respectively, are as follows:

	2006	2005
Deferred:
Federal	$40	$(182)
State	8	(27)

Deferred expense	48	(209)

Current:
Federal	498	525
State	113	181

Current expense	611	706

Total provision	$659	$497

     TRS earnings subject to tax consisted of $1,606 and $1,121 for the years ended December 31, 2006 and 2005, respectively. The reconciliation of income tax attributable to income before minority interest computed at the U.S. statutory rate to income tax provision is as follows:

	2006	2005
Tax provision at U.S. statutory rates on TRS income subject to tax	$546	$381
State income tax, net of federal benefit	108	114
Other	5	2

Tax provision	$659	$497

5. Student housing acquisitions
     On January 1, 2006, the Operating Partnership acquired the 13 student housing properties referred to as the Place Portfolio for a combination of cash, partnership units and assumed debt. The cash contribution totaled approximately $105,200. The Operating Partnership also issued 36,954 Operating Partnership units valued at approximately $500, and assumed liabilities of $800 and interest-only mortgage debt of approximately $98,660. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation
Place Portfolio
Current assets and restricted cash	$2,376
Student housing properties	202,250
Other	570

Total assets acquired	205,196
Current liabilities	(855)
Mortgage debt assumed net of premium/discount	(98,660)
Acquisition costs	(7,446)

Purchase price	$98,235

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

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     The purchase price allocation related to the Statesboro acquisition is considered preliminary and changes are expected as additional information becomes available. Management expects to continue its process of refining and finalizing our purchase accounting estimates and assumptions during 2007 and as a result this preliminary purchase price allocation is subject to change.
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

     Subsequent to the Offering, the Operating Partnership acquired student housing properties during 2005 near the University of Mississippi (February 2005), the University of South Carolina (March 2005), Middle Tennessee State University (April 2005), the University of Florida (June 2005), and Auburn University (July 2005). The aggregate purchase price approximated $119,800, including the assumption of mortgage debt with a total contract value of $48,700. A summary follows of the estimated fair values of the assets acquired and the liabilities assumed as of the respective dates of the acquisitions:

Allocation
student housing
acquisitions
Current assets and restricted cash	$791
Student housing properties	117,390
Goodwill and other intangibles	1,209
Other	443

Total assets acquired	119,833
Current liabilities	(1,668)
Mortgage debt assumed net of premium/discount	(51,408)
Acquisition costs	(1,231)

Purchase price	$65,526

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     The results of operations for each acquisition have been included in our consolidated statements of operations from the respective acquisition dates. In connection with the acquisitions that occurred during 2005, $3,070 and $5,926 was allocated to goodwill and other identifiable intangibles (in-place leases and management contracts), respectively. In connection with the Statesboro acquisition discussed above, $159 was allocated to other identifiable intangibles (in-place leases). In-place lease intangibles and management contracts are amortized over the estimated life of the remaining lease/contract term. Accumulated amortization was $5,894 and $5,449 for the years ended December 31, 2006 and 2005, respectively. Amortization expense totaled $445 and $5,449 for the years ended December 31, 2006 and 2005, respectively. Amortization expense for fiscal 2007 is estimated to be $261 and $34 annually in each of the four fiscal years following fiscal 2007. In accordance with SFAS No. 142, goodwill is not subject to amortization. The carrying value of goodwill is $3,458 (includes the addition of $388 related to the redemption of minority interest discussed in note 2) and $3,070 at December 31, 2006 and 2005, respectively.
     The following unaudited pro forma financial information for the years ended December 31, 2006 and 2005 gives effect to the acquisitions as if the transactions had occurred at the beginning of the respective period:

	2006	2005
Pro forma revenue	$120,274	$116,974
Pro forma net loss	(11,961)	(15,337)
Loss per share	(0.45)	(0.56)
     All pro forma financial information presented in this note is unaudited and is not necessarily indicative of the results that actually would have occurred if the properties were purchased at the beginning of the respective reporting period.
6. Student housing properties
     Student housing properties consist of the following at December 31, 2006 and 2005 for the Trust, respectively:

	2006	2005
Land	$65,260	$50,818
Land improvements	54,825	44,802
Construction in progress	88	542
Buildings	697,631	512,544
Furniture, fixtures and equipment	45,444	34,809

	863,248	643,515
Less accumulated depreciation	(58,489)	(23,210)

Student housing properties, net	$804,759	$620,305

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     Following is certain information related to the Trust’s investment in student housing properties as of December 31, 2006:

		Initial Cost				Total Costs
					Cost
			Buildings and		Capitalized		Buildings and		Accumulated	Date of
Property(3)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(4)	Acquisition
University Towers	$23,996	$2,195	$31,035	$33,230	$587	$2,195	$31,622	$33,817	$2,920	01/31/05
The Gables	4,499	198	5,099	5,297	77	198	5,176	5,374	525	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	161	1,740	18,146	19,886	1,524	01/31/05
Players Club	—	727	7,498	8,225	141	727	7,639	8,366	652	01/31/05
College Station	—	244	2,190	2,434	129	244	2,319	2,563	318	01/31/05
The Reserve at Clemson	11,810	625	18,230	18,855	223	625	18,453	19,078	1,656	01/31/05
NorthPointe	18,562	2,498	27,323	29,821	309	2,498	27,632	30,130	2,266	01/31/05
The Pointe at South Florida	23,900	3,508	30,510	34,018	632	3,508	31,142	34,650	2,848	01/31/05
The Reserve on Perkins(1)		913	15,795	16,708	320	913	16,115	17,028	1,504	01/31/05
The Commons at Knoxville	32,000	4,630	18,386	23,016	244	4,630	18,630	23,260	1,672	01/31/05
The Reserve at Tallahassee		2,743	21,176	23,919	325	2,743	21,501	24,244	1,863	01/31/05
The Pointe at Western	21,600	1,096	30,647	31,743	212	1,096	30,859	31,955	2,678	01/31/05
College Station at W. Lafayette	14,800	1,887	19,528	21,415	192	1,887	19,720	21,607	1,957	01/31/05
The Commons on Kinnear	14,700	1,327	20,803	22,130	162	1,327	20,965	22,292	1,619	01/31/05
The Pointe at Penn State(2)		2,151	35,094	37,245	248	2,151	35,342	37,493	2,888	01/31/05
The Reserve at Star Pass	50,740	1,584	30,810	32,394	355	1,584	31,165	32,749	2,696	01/31/05
The Reserve at Columbia	19,400	1,071	26,134	27,205	187	1,071	26,321	27,392	2,051	01/31/05
The Reserve on Frankford	14,500	1,181	26,758	27,939	289	1,181	27,047	28,228	2,541	01/31/05
The Village on Tharpe	—	5,410	46,504	51,914	459	5,410	46,963	52,373	3,901	01/31/05
The Lofts	26,500	2,801	34,117	36,918	152	2,801	34,269	37,070	2,512	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	773	1,896	15,693	17,589	1,411	01/31/05
Campus Creek	—	2,251	21,604	23,855	427	2,251	22,031	24,282	1,751	02/22/05
Pointe West	11,148	2,318	10,924	13,242	234	2,318	11,158	13,476	1,080	03/17/05
Campus Lodge	37,313	2,746	44,415	47,161	300	2,746	44,715	47,461	3,075	06/07/05
College Grove	—	1,334	19,270	20,604	1,050	1,334	20,320	21,654	1,935	04/27/05
The Reserve on South College	—	1,744	10,784	12,528	1,051	1,744	11,835	13,579	902	07/06/05
Statesboro Players Club	—	2,028	10,675	12,703	323	2,028	10,998	13,026	234	06/15/06
Troy Place	9,440	523	12,404	12,927	34	523	12,438	12,961	511	01/01/06
Jacksonville Place	11,120	628	14,532	15,160	12	628	14,544	15,172	582	01/01/06
Statesboro Place	—	1,180	17,288	18,468	18	1,180	17,306	18,486	685	01/01/06
Macon Place	7,440	340	9,856	10,196	1	340	9,857	10,197	405	01/01/06
Clayton Place	24,540	4,291	28,843	33,134	24	4,291	28,867	33,158	1,076	01/01/06
Carrollton Place	—	682	12,166	12,848	21	682	12,187	12,869	441	01/01/06

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

		Initial Cost				Total Costs
					Cost
			Buildings and		Capitalized		Buildings and		Accumulated	Date of
Property(3)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(4)	Acquisition
River Place	13,680	837	17,746	18,583	21	837	17,767	18,604	708	01/01/06
Murray Place	6,800	550	8,864	9,414	47	550	8,911	9,461	411	01/01/06
Western Place	—	660	16,332	16,992	24	660	16,356	17,016	641	01/01/06
Cape Place	8,520	445	11,207	11,652	42	445	11,249	11,694	460	01/01/06
Clemson Place	8,160	759	10,317	11,076	15	759	10,332	11,091	406	01/01/06
Berkeley Place	—	1,048	18,497	19,545	24	1,048	18,521	19,569	703	01/01/06
Martin Place	8,960	471	11,784	12,255	93	471	11,877	12,348	481	01/01/06

Totals	$424,128	$65,260	$788,050	$853,310	$9,938	$65,260	$797,988	$863,248	$58,489

(1)	The Reserve on Perkins is cross collateralized with The Commons at Knoxville against the $32,000 outstanding loan.

(2)	The Pointe at Penn State is cross collateralized with The Reserve at Star Pass against the $50,740 outstanding loan.

(3)	All properties are garden-style student housing communities except for University Towers which is a traditional residence hall.

(4)	Assets have useful lives ranging from 3 to 40 years.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     The following table reconciles the historical cost of the Trust’s investment in student housing properties for the years ended December 31, 2006 and 2005 and the EDR Predecessor’s investment in student housing properties for the year ended December 31, 2004:

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Balance, beginning of period	$643,515	$—	$100,495
Student housing acquisitions	214,953	638,357	—
Additions	4,860	5,513	517
Disposals	(80)	(355)	—

Balance, end of period	$863,248	$643,515	$101,012

     The following table reconciles the accumulated depreciation of the Trust’s investment in student housing properties for the years ended December 31, 2006 and 2005 and the EDR Predecessor’s investment in student housing properties for the year ended December 31, 2004:

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Balance, beginning of period	$23,210	$—	$14,107
Depreciation	35,320	23,219	3,120
Disposals	(41)	(9)	—

Balance, end of period	$58,489	$23,210	$17,227

7. Investments in unconsolidated entities
     The Trust’s and EDR Predecessor’s ownership in SSAD, SSAD LLC, ULAD LLC, Hines/ AOES LLC, CUPA LLC, Lock Haven LLC, Clarion LLC, Bloomsburg LLC, AP LLC, AODC/CPA, LLC, University Village-Greensboro LLC, WEDR Riverside Investors V, LLC, WEDR Stinson Investors V, LLC, APF EDR, LP, and APF EDR Food Services, LP is accounted for under the equity method. The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies, and limited partnerships at December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and for the EDR Predecessor for the year ended December 31, 2004. The Trust had no unconsolidated joint ventures at December 31, 2004.

	2006	2005
Financial Position:
Total assets	$126,626	$80
Total liabilities	92,528	340

Equity (deficit)	34,098	(260)

Trust’s and EDR Predecessor’s investment in unconsolidated entities	$3,134	$(130)

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Results of Operations:
Revenues	$3,909	$1,770	$2,272
Net income	1,013	1,720	2,167
Trust’s and EDR Predecessor’s equity in earnings of unconsolidated entities	$740	$853	$1,002

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.
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
     In 2005, the Trust issued 180,000 shares of restricted stock under the Plan, to certain of its executive officers, which will vest ratably over five years. The Trust also issued an additional 6,000 shares during 2005 to its independent directors, which were fully vested as of December 31, 2005. During the year ended December 31, 2006, the Trust issued 4,000 shares to its executive officers and 2,000 shares to its independent directors. The 2006 issuances vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At December 31, 2006 and 2005, unearned compensation totaled $1,866 and $2,470, respectively and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2006 and 2005, compensation expense of $604 and $500, respectively, was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
     Additionally, the Trust granted 245,000 profits interest units in 2005 simultaneous with and subsequent to the completion of the Offering that vested immediately and resulted in a compensation charge (reflected in general and administrative expense) of $4,100 in the accompanying consolidated statements of operations for the year ended December 31, 2005. Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
     Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Total compensation cost recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005 was approximately $796 and $4,600, respectively. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation of $2,470 to additional paid-in capital in the accompanying statement of changes in stockholders’ equity.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     A summary of the Trust’s stock-based incentive plan activity for the years ended December 31, 2006 and 2005 is as follows:

		Restricted
	PIU’s	Stock	Total
Initial issuance	220,000	174,000	394,000
Granted	25,000	12,000	37,000

Outstanding at December 31, 2005	245,000	186,000	431,000
Granted	22,500	6,000	26,000
Retired	(2,500)	—	—

Outstanding at December 31, 2006	265,000	192,000	457,000

Vested at December 31, 2006	265,000	80,889	345,889

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
     On March 30, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50 million. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on all unmortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and the Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At December 31, 2006, there was $22,400 outstanding under the Amended Revolver and $47,000 outstanding under the Term Loan. The Term Loan requires interest only payments through maturity. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage (7.08% at December 31, 2006). The interest rate per annum applicable to the Term Loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75% (8.08% at December 31, 2006).
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
     The Operating Partnership’s Amended Revolver and Term Loan contain customary affirmative and negative covenants and do contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests (see note 17).
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

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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
     Mortgage debt
     At December 31, 2006 the Trust had mortgage notes payable consisting of the following notes which were secured by the underlying student housing properties or leaseholds consisting of:

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2006	Interest Rate	Date	Amortization
University Towers	$23,563	6.77%	3/1/2008	30 Year
The Reserve at Clemson	11,651	6.63%	5/1/2007	30 Year
The Gables	4,433	5.50%	11/1/2013	30 Year
NorthPointe	18,312	6.63%	5/1/2007	30 Year
The Pointe at S. Florida	23,779	5.48%	7/7/2009	30 Year
The Pointe at Western	21,490	5.48%	7/7/2009	30 Year
The Lofts	26,500	3.49%	4/5/2007	30 Year
The Reserve on Perkins/The Commons at Knoxville	31,838	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	50,482	5.48%	7/7/2009	30 Year
Campus Lodge	36,854	6.97%	5/1/2012	30 Year
Pointe West	10,986	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,725	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,625	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,426	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,301	5.48%	7/7/2009	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year

Total debt /weighted average rate	421,625	5.85%
Unamortized premium	2,308

Total mortgage loans net of unamortized premium	423,933
Less current portion of mortgage debt	(60,158)

Total long-term debt, net of current portion	$363,775

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     At December 31, 2005 the Trust had mortgage notes payable consisting of the following notes which were secured by the underlying student housing properties or leaseholds consisting of:

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2005	Interest Rate	Date	Amortization
University Towers	$23,996	6.77%	3/1/2008	30 Year
The Reserve at Clemson	11,810	6.63%	5/1/2007	30 Year
The Gables	4,499	5.50%	11/1/2013	30 Year
NorthPointe	18,562	6.63%	5/1/2007	30 Year
The Pointe at S. Florida	23,900	5.48%	7/7/2009	30 Year
The Pointe at Western	21,600	5.48%	7/7/2009	30 Year
The Lofts	26,500	3.49%	4/5/2007	30 Year
The Reserve on Perkins/The Commons at Knoxville	32,000	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	50,740	5.48%	7/7/2009	30 Year
Campus Lodge	37,313	6.97%	5/1/2012	30 Year
Pointe West	11,148	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,800	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,700	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,500	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,400	5.48%	7/7/2009	30 Year

Total debt /weighted average rate	325,468	5.67%
Unamortized premium	2,867

Total mortgage loans net of unamortized premium	328,335
Less current portion of mortgage debt	(2,932)

Total long-term debt, net of current portion	$325,403

     Scheduled maturities of all outstanding debt, including non-mortgage debt not shown above, as of December 31, 2006 are as follows:

Year

2007	$60,158
2008	26,481
2009	354,449
2010	888
2011	947
Thereafter	48,102

Total	$491,025
Debt premium	2,308

Outstanding as of December 31, 2006, net of debt premium	$493,333

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     The following table reconciles the carrying amount of mortgage debt for the years ended December 31, 2006 and 2005 for the Trust and for the year ended December 31, 2004 for the EDR Predecessor (the Trust had no outstanding mortgage debt during 2004):

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Balance, beginning of period	$328,335	$—	$82,204
Assumption of mortgage debt at fair value	98,660	444,964	—
Additions	—	6	—
Repayments of principal	(2,503)	(116,271)	(1,093)
Amortization of premium	(559)	(364)	—

Balance, end of period	$423,933	$328,335	$81,111

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
     Intercompany fees are reflected at the contractually stipulated amounts. The following table represents the Trust’s and EDR Predecessor’s segment information for the years ended December 31, 2006, 2005 and 2004:

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Student Housing Leasing
Rental revenues	$87,438	$75,877	$16,353
Food service revenue	3,634	3,491	4,680
Other leasing revenue	14,012	—	—

Total revenues from external customers	105,084	79,368	21,033
Rental expenses	42,669	37,794	7,786
Food service expenses	3,318	3,275	2,758
Intersegment expense	3,544	2,644	973

Net operating income	$55,553	$35,655	$9,516

Depreciation and amortization	$36,215	$30,271	$3,283
Interest expense	$28,493	$16,307	$5,623
Equity in earnings of unconsolidated entities	$(74)	$—	$—

Total segment assets, end of the period	$818,832	$638,312	$88,166

Student Housing Development Consulting Services
Development consulting fees	$3,773	$1,759	$392
Operating expense reimbursements	607	848	311

Total revenues from external customers	4,380	2,607	703
Development consulting expenses	—	—	136
General and administrative	2,210	1,339	838
Reimbursable operating expenses	607	848	311
Corporate overhead allocation	—	906	355

Net operating income (loss)	$1,563	$(486)	$(937)

Interest income	—	6	—
Equity in earnings of unconsolidated entities	$814	$880	$1,002

Total segment assets, end of period (includes goodwill of $921 at December 31, 2006 and 2005)	$2,082	$1,825	$38

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

	Education Realty		EDR
	Trust, Inc.		Predecessor
	2006	2005	2004
Student Housing Management Services
Management fees from external customers	$2,796	$1,968	$1,326
Operating expense reimbursements	7,031	5,846	4,912

Total revenues from external customers	9,827	7,814	6,238
Intersegment revenues	3,544	2,644	973

Total revenues	13,371	10,458	7,211
General and administrative expenses	5,004	2,037	1,556
Reimbursable operating expenses	7,031	5,846	4,912
Corporate overhead allocation	—	1,932	660

Net operating income	$1,336	$643	$83

Total segment assets, end of period (includes goodwill of $2,149)	$5,567	$5,084	$670

Reconciliation of segment net operating income before taxes and minority interest to the Trust’s net operating income before taxes and minority interest:
Total segment revenues	$122,835	$92,433	$28,947
Elimination of intersegment revenues	(3,544)	(2,644)	(973)

Total consolidated revenues	$119,291	$89,789	$27,974

Segment net operating income before taxes and minority interest	$58,452	$35,812	$8,662

Depreciation and amortization	36,215	31,072	3,283
Interest expense	$28,760	16,665	5,623
Interest income	(267)	(1,303)	—
Equity in earnings of unconsolidated entities	(740)	(880)	(1,002)
Unallocated corporate amounts:
Non cash compensation charge for PIUs and restricted stock	796	4,679	—
Other corporate expenses	$5,629	1,656	—

Net income (loss) before taxes and minority interest	$(11,941)	$(16,077)	$758

Reconciliation of segment assets at December 31, 2006 to the Trust’s total assets as of December 31, 2006:
Total segment assets, end of period (includes goodwill of $3,070)	$826,481	$645,221	$88,874
Unallocated corporate amounts:
Cash	2,752	52,689	—
Other assets	4,801	4,870	—
Deferred financing costs, net	1,424	1,269	—

Total assets, December 31, 2006	$835,458	$704,049	$88,874

11. Related party transactions
     Allen & O’Hara, Inc. (“A&O”), 100% owned by the Promoter, incurred certain common costs on behalf of the entities comprising the EDR Predecessor. These costs relate to human resources, information technology, legal, and certain management personnel. A&O allocated the costs to the EDR Predecessor based on time and effort expended. Indirect costs were allocated monthly in an amount that approximated what management believed costs would have been had each entity operated on a stand-alone basis. The allocated expense totaled $1,015 for the year ended December 31, 2004. For the years ended December 31, 2006 and 2005, the Trust incurred common costs on behalf of Allen & O’Hara, Inc. in the amount of $372 and $560, respectively. The costs were allocated to Allen & O’Hara, Inc. in the same manner Allen & O’Hara, Inc. allocated costs to the EDR Predecessor discussed above.

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     The Trust and EDR Predecessor engage A&O to procure furniture, fixtures and equipment form third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust and EDR Predecessor incurs a service fee in connection with this arrangement and the expense totaled less than $100 for each of the three years in the period ended December 31, 2006.
     In March of 2006, A&O paid a bonus of $210 in total to former executives of A&O that are currently employed by the Trust. The bonus was paid to compensate these executives for services provided to A&O prior to January 30, 2005.
12. Lease commitments and unconditional purchase obligations
     The Trust and EDR Predecessor have various operating leases for furniture, office and technology equipment which expire through fiscal year 2015. Rental expense under the operating lease agreements approximated $588, $438 and $41 for the years ended December 31, 2006, 2005, and 2004, respectively. Furthermore, the Trust has entered into various contracts for advertising which will expire through fiscal year 2008.
     Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2006 are as follows:

	2006	2006
Year Ending	advertising	leases

2007	$161	$2,563
2008	67	2,245
2009	—	1,970
2010	—	1,727
2011	—	1,519
Thereafter	—	908
13. Employee savings plan
     The Trust’s or the EDR Predecessor’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $128, $44 and $18 for the years ended December 31, 2006, 2005 and 2004, respectively.
14. Accrued expenses
     Accrued expenses consist of the following at December 31, 2006 and 2005 for the Trust:

	2006	2005
Payroll	$1,715	$1,331
Real estate taxes	3,022	2,755
Interest	1,851	1,435
Utilities	351	419
Other	3,129	1,355

Total accrued expenses	$10,068	$7,295

15. Commitments and contingencies
     In connection with the acquisition of the JPI portfolio, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
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
     The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit has a $1,500 balance outstanding at December 31, 2006 and 2005 and is secured by the Operating Partnership’s existing revolving credit facility.
     On May 10, 2006, in connection with the Trust’s investment in University Village – Greensboro LLC, the Operating Partnership guaranteed $23,200 of construction debt held by the LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
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
16. Quarterly financial information (unaudited)
     Quarterly financial information for the years ended December 31, 2006 and 2005 is summarized below:

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$29,985	$29,129	$27,779	$32,398	$119,291
Operating expenses	24,076	24,394	28,489	25,080	102,039
Nonoperating expenses	6,935	7,411	7,731	7,856	29,933
Equity in earnings of unconsolidated entities	283	142	148	167	740
Income taxes (expense)/benefit	104	(186)	(381)	(196)	(659)
Minority interest	(141)	206	485	(195)	355

Net income (loss)	$(780)	$(2,514)	$(8,189)	$(762)	$(12,245)

Net income (loss) per share-basic and diluted	$(.03)	$(.10)	$(.31)	$(.03)	$(.46)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$13,660	$21,855	$23,814	$27,914	$87,243
Operating expenses	17,045	22,275	26,719	21,364	87,403
Nonoperating expenses	3,498	4,237	4,888	4,164	16,787
Equity in earnings of unconsolidated entities	71	158	331	293	853
Income taxes (expense)/benefit	66	104	(340)	(327)	(497)
Minority interest	431	335	618	(344)	1,040

Net income (loss)	$(6,315)	$(4,060)	$(7,184)	$2,008	$(15,551)

Net income (loss) per share-basic and diluted	$(.29)	$(.19)	$(.33)	$.08	$(.67)

EDUCATION REALTY TRUST, INC. AND
SUBSIDIARIES AND EDR PREDECESSOR
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
17. Subsequent events
     On January 5, 2007 the Trust entered into an agreement to sell the student housing community, College Station, located in Augusta, Georgia. The purchaser had until February 28, 2007 to perform due diligence during the inspection period. On February 28, 2007 the inspection period was extended 15 days. If the purchaser decides not to close the agreement within the inspection period all earnest money will be returned to the purchaser. If the purchaser elects to proceed with the agreement and delivers notice to proceed, within the inspection period, the agreement remains in full effect and the purchaser’s right to terminate the agreement is waived.
     On January 9, 2007 our board of directors declared a fourth quarter distribution of $0.205 per share of common stock for the quarter ending on December 31, 2006. The distribution was payable on February 6, 2007 to stockholders of record at the close of business on January 23, 2007.
     On January 16, 2007 the Trust issued 212,067 shares of common stock under the direct stock purchase plan. The common stock was issued at a price of $14.24 per share.
     On February 6, 2007 the Trust issued 2,775 shares of common stock under the dividend reinvestment plan. The common stock was issued at a price of $14.83 per share.
     On February 15, 2007 the Trust issued 246,032 shares of common stock under the direct stock purchase plan. The common stock was issued at a price of $14.76 per share.
     On February 23, 2007 the Trust entered into an agreement to sell the student housing community, The Village on Tharpe, located in Tallahassee, Florida. The purchaser has a 30 day inspection period, which starts on the effective date of the agreement, to perform due diligence. If the purchaser decides not to close the agreement within the inspection period all earnest money will be returned to the purchaser. If the purchaser elects to proceed with the agreement and delivers notice to proceed, within the inspection period, the agreement remains in full effect and the purchaser’s right to terminate the agreement is waived.
     On February 28, 2007 the warrants issued to JPI in connection with the JPI Portfolio acquisition to purchase 250,000 shares of common stock at an exercise price of 103% of the offering price expired.
     The Trust determined subsequent to year end it was in violation of its interest coverage ratio covenant related to the Amended Revolver at December 31, 2006. On February 27, 2007 the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis.
     On March 1, 2007 the Trust refinanced $18,300 and $11,700 of debt secured by the student housing properties referred to as Northpointe and The Reserve at Clemson, respectively. The refinanced debt is $18,800 and $12,000 for Northpointe and The Reserve at Clemson, respectively bearing a fixed interest rate of 5.55% maturing on March 1, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/Allen & O’Hara CUPA, LLC
Memphis, Tennessee
     We have audited the accompanying statements of operations, members’ equity, and cash flows of National Development/Allen & O’Hara CUPA, LLC (the “Company”), a limited liability company, which is owned 50% by Allen & O’Hara Development Company, LLC, for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of National Development/ Allen & O’Hara CUPA, LLC for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ALLEN & O’HARA CUPA, LLC
BALANCE SHEETS
December 31, 2006 (unaudited) and 2005 (unaudited)

	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash	$6	$1
Receivables	—	—
Total assets	$6	$1

LIABILITIES & MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6	$—
Deferred development revenue	90	146
Total current liabilities	96	146
Commitments and contingencies	—	—
Members’ deficit	(90)	(145)
Total liabilities and members’ deficit	$6	$1
See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
	(In thousands)
Third-party development consulting services	$635	$320	$573
Operating expenses	1	8	39

Net income	$634	$312	$534

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	Members’ Equity
	Allen &
	O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total
	(In thousands)
Members’ Deficit, December 31, 2003 (unaudited)	$(198)	$(198)	$(396)
Distributions to members	(64)	(65)	(129)
Net income	267	267	534

Members’ Equity, December 31, 2004	5	4	9
Distributions to members (unaudited)	(233)	(233)	(466)
Net income (unaudited)	156	156	312

Members’ Deficit, December 31, 2005 (unaudited)	(72)	(73)	(145)
Distributions to members (unaudited)	(290)	(289)	(579)
Net income (unaudited)	317	317	634

Members’ Deficit, December 31, 2006 (unaudited)	$(45)	$(45)	$(90)

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
Operating activities:
Net income	$634	$312	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities
Receivables	—	1	203
Accounts payable and accrued expenses	6	—	(227)
Deferred development fee	(56)	146	(428)

Net cash provided by operating activities	584	459	82

Financing activities:
Distributions to members	(579)	(466)	(129)

Net cash used in financing activities	(579)	(466)	(129)

Net increase (decrease) in cash and cash equivalents	5	(7)	(47)
Cash, beginning of period	1	8	55

Cash, end of period	$6	$1	$8

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS
Years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
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
     The Company executed a second development consulting services agreement (the “Phase IV Agreement”) with the Owner on May 1, 2005. The purpose of the Phase IV Agreement is to provide an additional 447 beds of student housing and relevant common space to the Project. The total development fee for the Phase IV Agreement is $668 of which $348 and $320 was recognized, as discussed in Note 2, as of December 31, 2006 and 2005, respectively.
     The Company executed a third development consulting services agreement (the “Phase V Agreement”) with the Owner on June 27, 2006. The purpose of the Phase V Agreement is to provide an additional 354 beds of student housing and relevant common space to the Project. The total development fee for the Phase V Agreement is $538 of which $286 was recognized, as discussed in Note 2, as of December 31, 2006.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
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
     Unaudited financial information
     The financial information as of December 31, 2006 and 2005 and the years ended December 31, 2006 and 2005 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.
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

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CUPA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
Years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
(Dollars in thousands)
     AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. The amounts reimbursed to the affiliate of AODC totaled $16, $130 and $14 for the years ended December 31, 2006 (unaudited), 2005 (unaudited), and 2004.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/ Allen & O’Hara Clarion, LLC
Memphis, Tennessee
     We have audited the accompanying statements of operations, members’ equity, and cash flows of National Development/Allen & O’Hara Clarion, LLC (the “Company”), a limited liability company, which is owned 50% by Allen & O’Hara Development Company, LLC, for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, such financial statements present fairly, in all material respects, results of operations and cash flows of National Development/ Allen & O’Hara Clarion, LLC for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
BALANCE SHEETS
December 31, 2006 (unaudited) and 2005 (unaudited)

	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash	$6	$8
Receivables	—	—

Total assets	$6	$8

LIABILITIES & MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$—
Deferred development revenue	—	—

Total current liabilities	—	—
Commitments and contingencies	—	—
Members’ equity	6	8

Total liabilities and members’ equity	$6	$8

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
	(In thousands)
Third-party development consulting services	$—	$4	$764
Operating expenses	1	—	13

Net income (loss)	$(1)	$4	$751

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	Members’ Equity
	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total
	(In thousands)
Members’ Deficit, December 31, 2003 (unaudited)	$(66)	$(65)	$(131)
Distributions to members	(295)	(295)	(590)
Net income	376	375	751

Members’ Equity, December 31, 2004	15	15	30
Distributions to members (unaudited)	(13)	(13)	(26)
Net income (unaudited)	2	2	4

Members’ Equity, December 31, 2005 (unaudited)	4	4	8
Distributions to members (unaudited)	(1)	—	(1)
Net loss (unaudited)	—	(1)	(1)

Members’ Equity, December 31, 2006 (unaudited)	$3	$3	$6

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ALLEN & O’HARA CLARION, LLC
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
Operating activities:
Net income (loss)	$(1)	$4	$751
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in assets and liabilities
Receivables	—	27	146
Accounts payable and accrued expenses	—	(1)	(1)
Deferred development fee	—	—	(303)

Net cash provided by (used in) operating activities	(1)	30	593

Financing activities:
Distributions to members	(1)	(26)	(590)

Net cash used in financing activities	(1)	(26)	(590)

Net increase (decrease) in cash and cash equivalents	(2)	4	3
Cash, beginning of period	8	4	1

Cash, end of period	$6	$8	$4

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
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
     The Company executed a development consulting services agreement (the “Agreement”) with Clarion University Foundation, Inc. (the “Owner”), dated September 1, 2003 and commenced operations on that date. The Company received a total fee of $904 for completing the responsibilities outlined in the Agreement. The fees were received in accordance with the Agreement and recognized as discussed in Note 2. The Company primarily provides development consulting services to the Owner in an agency capacity. The project was substantially complete in August of 2004.
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

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
(Dollars in thousands)
     Unaudited financial information
     The financial information as of December 31, 2006 and 2005 and the years ended December 31, 2006 and 2005 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.
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
     AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. There were no amounts reimbursed to the affiliate of AODC in 2006 and 2005. The amounts reimbursed to the affiliate of AODC totaled $117 for the year ended December 31, 2004.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA CLARION, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
National Development/ Allen & O’Hara Lock Haven, LLC
Memphis, Tennessee
     We have audited the accompanying statements of operations, members’ equity, and cash flows of National Development/Allen & O’Hara CUPA, LLC (the “Company”), a limited liability company, which is owned 50% by Allen & O’Hara Development Company, LLC, for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of National Development/ Allen & O’Hara Lock Haven, LLC at December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 30, 2005

NATIONAL DEVELOPMENT/ALLEN & O’HARA LOCK HAVEN, LLC
BALANCE SHEETS
December 31, 2006 (unaudited) and 2005 (unaudited)

	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash	$—	$1

Total assets	$—	$1

LIABILITIES & MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1	$1
Deferred development revenue	—	—

Total current liabilities	1	1
Commitments and contingencies	—	—
Members’ deficit	(1)	—

Total liabilities and members’ deficit	$—	$1

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
	(In thousands)
Third-party development consulting services	$—	$6	$351
Operating expenses	1	2	1

Net income (loss)	$(1)	$4	$350

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	Members’ Equity
	Allen & O’Hara	National
	Development	Development
	Company, LLC	Company, LLC	Total
		(In thousands)
Members’ Deficit, December 31, 2003 (unaudited)	$(99)	$(99)	$(198)
Distributions to members	(78)	(78)	(156)
Net income	175	175	350

Members’ Deficit, December 31, 2004	(2)	(2)	(4)
Distributions to members (unaudited)	—	—	—
Net income (unaudited)	2	2	4

Members’ Equity, December 31, 2005 (unaudited)	—	—	—
Distributions to members (unaudited)	—	—	—
Net loss (unaudited)	(1)	—	(1)

Members’ Deficit, December 31, 2006 (unaudited)	$(1)	$—	$(1)

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
Operating activities:
Net income (loss)	$(1)	$4	$350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in assets and liabilities
Receivables	—	—	14
Accounts payable and accrued expenses	—	—	(1)
Deferred development fee	—	(5)	(209)

Net cash provided by (used in) operating activities	(1)	(1)	154

Financing activities:
Distributions to members	—	—	(156)

Net cash used in financing activities	—	—	(156)

Net decrease in cash and cash equivalents	(1)	(1)	(2)
Cash, beginning of period	1	2	4

Cash, end of period	$—	$1	$2

See accompanying notes to financial statements.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS
The years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
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
     Unaudited financial information
     The financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments,

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS
The years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
(Dollars in thousands)
that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such period.
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
     AODC is the managing member of the Company. Employees of AODC incur travel and other out-of-pocket expenses in connection with completing certain responsibilities under development consulting services agreements. These expenses are paid by an affiliate of AODC. Under the terms of the Agreement, these expenses are reimbursable from project funds. Upon receipt of payment from project funds by the Owner, the Company reimburses the affiliate for the expenses incurred. There were no amounts reimbursed to the affiliates of AODC in 2006 and 2005. The amounts reimbursed to the affiliate of AODC totaled $102 for the year ended December 31, 2004.

NATIONAL DEVELOPMENT/ ALLEN & O’HARA LOCK HAVEN, LLC
NOTES TO FINANCIAL STATEMENTS
The years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
Place Portfolio Lessee, LLC
     We have audited the accompanying balance sheet of Place Portfolio Lessee, LLC as of December 31, 2006, and the related statements of operations, member’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Place Portfolio Lessee, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Certified Public Accountants
Atlanta, Georgia
March 8, 2007

PLACE PORTFOLIO LESSEE, LLC
BALANCE SHEET
December 31, 2006

ASSETS

Cash in bank	$1,243,414
Accounts receivable, net of reserve for doubtful accounts	157,525
Related party receivables	387,606
Property and equipment	11,284
Prepaid expenses and other assets	134,796
Escrow deposits	451,779
Investments in marketable securities	5,000,000

Total Assets	$7,386,404

LIABILITIES AND MEMBER’S EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$1,003,066
Security deposits	21,218
Prepaid rents	1,006,415
Real estate taxes payable	307,718

Total Liabilities	2,338,417

MEMBER’S EQUITY:
Member’s capital	6,921,357
Accumulated deficit	(1,873,370)

Total Member’s Equity	5,047,987

Total Liabilities and Member’s Equity	$7,386,404

The accompanying notes are an integral part of these financial statements.

PLACE PORTFOLIO LESSEE, LLC
STATEMENT OF OPERATIONS
For The Year Ended December 31, 2006

Operating Revenues:
Student housing leasing revenue	$22,265,592
Student housing other leasing income	1,771,333
Other revenues	156,353

Total Operating Revenues	24,193,278

Operating Expenses:
Student housing leasing expenses	11,355,096
Rent expense	13,736,750
Additional rent expense	274,945
Management fees	699,857

Total Operating Expenses	26,066,648

Net Loss	$(1,873,370)

The accompanying notes are an integral part of these financial statements.

PLACE PORTFOLIO LESSEE, LLC
STATEMENT OF MEMBER’S EQUITY
For The Year Ended December 31, 2006

			Total
	Member’s	Accumulated	Member’s
	Capital	Deficit	Equity
Balance, January 1, 2006	$—	$—	$—

Contributions	6,921,357		6,921,357

Net loss	—	(1,873,370)	(1,873,370)

Balance, December 31, 2006	$6,921,357	$(1,873,370)	$5,047,987

The accompanying notes are an integral part of these financial statements.

PLACE PORTFOLIO LESSEE, LLC
STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,873,370)

Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts receivable	(157,525)
Related party receivables	(387,606)
Prepaid expenses and other assets	(134,796)
Escrow deposits	(451,779)
Accounts payable and accrued expenses	1,310,784
Security deposits payable	21,218
Prepaid rents	1,006,415

Net Cash Used By Operating Activities	(666,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,284)
Purchases of marketable securities	(5,000,000)

Net Cash Used By Investing Activities	(5,011,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Member’s contributions	6,921,357

NET CHANGE IN CASH	1,243,414

CASH, Beginning	—

CASH, Ending	$1,243,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
The member’s contribution includes approximately $920,000 of net current assets and current liabilities contributed to the Company.
The accompanying notes are an integral part of these financial statements.

PLACE PORTFOLIO LESSEE, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
1. NATURE OF OPERATIONS
     Place Portfolio Lessee, LLC (the “Company”) is a Georgia Limited Liability Company formed November 29, 2005. Place Properties, LP (“Place”) is the sole Member of the Company. The Company was formed to operate and manage 13 student housing properties that are being leased from, a third party. See Note 2 for information related to the sale-leaseback transaction that gave rise to the lease.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sale-Leaseback of Properties
     Effective on January 6, 2006, Place and Place Mezz Borrower, LLC (“Mezz”) sold 13 student housing properties located in Alabama, Georgia, Kentucky, Missouri, South Carolina and Tennessee to Educational Realty Operating Partnership, LP (“EROP”) for consideration of $195,000,000. Effective on the same day, the Company leased these properties back from EROP under a noncancelable five year lease that requires annual lease payments of $13,736,750. Under the terms of the sale, EROP assumed all rights, titles and interests in land, buildings, improvements, equipment, machinery, furnishings, supplies, other tangible property, and all intangible property, excluding certain tradenames, associated with the 13 properties. Under the terms of the lease, the Company assumed responsibility for the day-to-day operations of the properties including, but not limited to, rights to all cash, receivables and rental income as well as responsibility for repairs and maintenance, insurance and real estate taxes. See Note 4 for additional information related to the terms of this lease.
     As a part of this transaction, Place received units of EROP valued at $500,000. Place and the Chief Executive Officer of Place (the “Principals”) have entered into an Agreement of Principles. This agreement provides that the Principals are jointly and severally liable, along with the Company, for any fraud, removal of personal property and other similar actions by the Company.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

PLACE PORTFOLIO LESSEE, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
Revenue Recognition
     Student housing units are leased for one to twelve month terms. Income from leases that include periods of free rent is recognized at the beginning of the lease. Management believes the difference between this method and straight-lining over the term of the related lease, as required by generally accepted accounting principles is not material due to the short lease periods. Expense recoveries billed to tenants and any other fees or fines are recorded as student housing other leasing income when earned.
     A reserve for doubtful accounts is calculated based on Place’s past credit experience with tenants as the previous owner. At December 31, 2006, the Company wrote-off the majority of tenant receivables that had been outstanding for longer than 30 days, and the reserve for doubtful accounts totaled $ 15,432.
Cash in Bank
     Cash includes amounts held in bank deposit accounts which, at times, may exceed federally insured limits.
Investments
     The investments consist of $2 million of corporate bonds and $3 million of municipal bonds. These bonds are pledged for the letter of credit described in Note 4. The bonds trade at par value and reprice every 28 to 35 days. The bonds paid 2.41% to 5.30% interest at December 31, 2006. The carrying value approximates fair value because of the short repricing period. The bonds mature at various dates from 2033 to 2039. The Company has classified these investments as available for sale.
Escrow Deposits
     The Company is responsible for payment of property taxes and insurance in accordance with the lease agreement. The Company pays monthly deposits to the escrow account held by the Project Mortgagor.

PLACE PORTFOLIO LESSEE, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
Property and Equipment
     Under the terms of the lease, property and equipment purchases are the responsibility of EROP. The expenditures are initially paid out of the Company’s operating cash and then reimbursed by EROP. Any property and equipment purchases not reimbursed are capitalized as leasehold improvements if they extend the useful life of the property and are expensed if they are for routine repairs and maintenance. The Company has $312,851 due from EROP at December 31, 2006 related to capital expenditures. This is included in related party receivables on the balance sheet. The collectibility of this receivable is not assured and the Company has not recorded a reserve for uncollectibility.
     Leasehold improvements will be depreciated using the straight-line method over the lesser of the asset’s estimated economic life or the lease term. As of December 31, 2006, leasehold improvements totaled $11,284. Depreciation of these items will not begin until January 1, 2007.
Fair Value of Financial Instruments
     The fair value of cash, accounts receivable, prepaid expenses, escrow deposits, accounts payable, accrued expenses, and prepaid rent approximates book balances.
Income Taxes
     The Company is taxed as a partnership under the Internal Revenue Code and a similar state statute. In lieu of income taxes, the sole member of the Company is taxed on the Company’s taxable income or loss. Therefore, no provision or liability for Federal or state income taxes related to the Company is included in these financial statements. Temporary differences exist in reporting revenue and expenses for financial reporting purposes.
3. RELATED PARTY TRANSACTIONS
     The Company does not have any employees, and is managed by Place. The Company pays Place a fee for property management services and reimburses Place for payroll expense for employees who work at the properties. The management fee is calculated at 3% of monthly gross collections and totaled approximately $700,000 during 2006. The total amount of payroll that was reimbursed to Place during 2006 was approximately $2,425,000. Approximately $160,000 of this amount is in accrued expenses at December 31, 2006. There are occasional advances from Place to the Company to cover operating cash shortages, and excess operating cash in the Company accounts is transferred to Place. These advances and transfers occur on a regular basis and do not charge interest.

PLACE PORTFOLIO LESSEE, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
     The Company pays WebRoomz, LLC (“WebRoomz”), 100% owned by Place, for roommate matching services. The Company paid WebRoomz approximately $107,000 in 2006.
4. OPERATING LEASE
     As a result of a sale-leaseback transaction disclosed in Note 2, the Company leases 13 student housing properties from EROP. Under the term of the lease agreement, the Company must maintain a minimum net worth of $1 million. As a part of the lease agreement, the Company is required to maintain a $5 million letter of credit to assure the rent and additional rent payments to EROP.
     The lease has a five year fixed term with the option of three successive five year renewal periods subject to certain conditions specified in the lease agreement. The lease requires monthly payments of $1,144,729 ($13,736,750 annually) during the initial term, and provides for lease payments to be adjusted by the Consumer Price Index at the beginning of each renewal period.
     The following is a schedule of the future lease payments required under the lease as of December 31, 2006:

Year Ending
December 31,
2007	$13,736,750
2008	13,736,750
2009	13,736,750
2010	13,736,750

Total future minimum lease payments	$54,947,000

     Under the terms of the lease, the Company also must pay to EROP Additional Rent equal to 41% of gross revenue that exceeds a specified Additional Rent Base amount for each year. Considering the properties are all student housing, the Additional Rent is based on revenue for the period of August 1st through the following July 31st to more closely reflect the school year. Additional rent due for the period from January 1, 2006 through July 31, 2006 was $274,945. At December 31, 2006, no amount has been accrued for the 5-month period from August 1, 2006 through December 31, 2006, because it is not assured that the Company will exceed the Additional Rent Base for the 12 months ended July 31, 2007.

PLACE PORTFOLIO LESSEE,LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
     The following is a schedule of the Additional Rent Base used to calculate Additional Rent due to EROP:

Year Ending
December 31,
2007	$23,716,440
2008	$23,953,605
2009	$24,193,141
2010	$24,435,072

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.1	Form of Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.2	Form of Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.3(1)	Form of Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 4 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 11, 2005.)

10.4	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)

10.5(1)	Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.6(1)	Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.7(1)	Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.8	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.9	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.10	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit
Number	Description
10.11	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.12	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.13	Contract of Sale/Contribution made effective as of September 17, 2004, by and among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.14	Contract of Sale made effective as of September 17, 2004, by and among Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.15	Contract of Sale/Contribution made effective as of September 17, 2004, by and among Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.16	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.17	Form of Revolving Loan Agreement dated January 31, 2005, between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.18	Form of Collateral Assignment of Partnership Interest and Pledge Agreement between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.19	Form of Secured Non-Recourse Revolving Note dated 2005, issued by JPI Multifamily Investments L.P. to Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.20	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.21	Assignment and Assumption Agreement dated November 2, 2004, between Education Realty Operating Partnership, LP and Allen & O’Hara, Inc. related to Morgan Keegan & Company, Inc. financial advisory services agreement dated March 18, 2004. (Incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)

10.22	Commitment Letter for Revolving Credit Facility by and among JP Morgan Chase Bank, UBS AG, Education Realty Operating Partnership, LP and the Registrant dated December 22, 2004. (Incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 3 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 3, 2005.)

Exhibit
Number	Description
10.32(1)	Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.33(1)	Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.35	Credit Agreement, dated January 31, 2005, by and among Education Realty Operating Partnership, LP and certain of its subsidiaries, as Borrower, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and UBS Securities LLC, as Syndication Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32417), filed on February 2, 2005.)

10.36(1)	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006 and incorporated herein by reference).

10.37	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.38	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.39	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.40	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.41	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC, collectively, as Borrower and Greenwich Capital Financial Products, Inc., as Lender (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.42	Promissory Note ($98,660,000), dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC (collectively, the “Borrower”) and Greenwich Capital Financial Products, Inc. (the “Lender”) (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.43	Exceptions to Non-Recourse Guaranty (Multi State) entered into as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.44	Environmental Indemnity Agreement made as of January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, and EDR Lease Holdings, LLC and EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP (collectively referred to as “Indemnitor”) in favor of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.45	Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.46	Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.47(1)	Incentive Compensation Plan for Executive Officers (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2006 and incorporated herein by reference).

Exhibit
Number	Description
10.48 (1)	Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, dated as of March 1, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2007 and incorporated herein by reference).

11	Statement Re: Computation of per share earnings (included within 10K)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Windham Brannon, P.L.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Management contract or compensatory plan.