Form 10-Q
period 2007-03-31
Education Realty Trust, Inc.
filed 2007-05-10
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of May 4, 2007, the latest practicable date, the Registrant had outstanding 27,973,037 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

Part I — Financial Information
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Student housing properties, net	$797,216	$804,759
Corporate office furniture, net	751	752
Cash and cash equivalents	7,580	6,427
Restricted cash	8,631	9,154
Student contracts receivable, net	245	227
Receivable from affiliate	400	369
Management fee receivable from third party	708	669
Goodwill and other intangibles, net	3,605	3,649
Other assets	12,460	9,452

Total assets	$831,596	$835,458

Liabilities and stockholders’ equity
Liabilities:
Mortgage loans, net of unamortized premium/discount	$423,721	$423,933
Other long term debt	41,500	47,000
Revolving line of credit	20,800	22,400
Accounts payable and accrued expenses	9,271	10,764
Deferred revenue	8,772	9,073

Total liabilities	504,064	513,170

Minority interest	19,160	19,289

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 27,601,761 and 26,810,552 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	276	268
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	336,605	330,374
Warrants	—	375
Accumulated deficit	(28,509)	(28,018)

Total stockholders’ equity	308,372	302,999

Total liabilities and stockholders’ equity	$831,596	$835,458

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
Revenues:
Student housing leasing revenue	$23,495	$22,534
Student housing food service revenue	580	968
Other leasing revenue	3,434	3,434
Third-party development services	1,043	555
Third-party management services	882	699
Operating expense reimbursements	2,156	1,795

Total revenues	31,590	29,985

Operating expenses:
Student housing leasing operations	9,651	9,289
Student housing food service operations	561	859
General and administrative	3,490	2,980
Depreciation and amortization	8,549	9,153
Reimbursable operating expenses	2,156	1,795

Total operating expenses	24,407	24,076

Operating income	7,183	5,909

Nonoperating expenses:
Interest expense	7,387	6,870
Amortization of deferred financing costs	280	274
Interest income	(84)	(209)

Total nonoperating expenses	7,583	6,935

Loss before equity in earnings of unconsolidated entities, income taxes and minority interest	(400)	(1,026)
Equity in earnings of unconsolidated entities	43	283

Loss before income taxes and minority interest	(357)	(743)

Income tax benefit	(2)	(104)

Net loss before minority interest	(355)	(639)

Minority interest	136	141

Net loss	$(491)	$(780)

Earnings per share information:

Loss per share — basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding- basic and diluted	27,173,475	26,268,389

Distributions per common share	$0.2050	$0.2975

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
Operating activities:
Net loss	$(491)	$(780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,549	9,153
Deferred taxes	(49)	149
Loss on disposal of assets	—	12
Gain on extinguishment of debt	(36)	—
Amortization of deferred financing costs	280	274
Amortization of unamortized debt premiums/discounts	(54)	(121)
Distributions from unconsolidated entities	103	—
Noncash compensation expense related to PIUs and restricted stock	243	320
Equity in earnings of unconsolidated entities	(43)	(283)
Minority interest	136	141
Change in operating assets and liabilities (net of acquisitions)	(4,842)	(3,995)

Net cash provided by operating activities	3,796	4,870

Investing activities:
Property acquisitions, net of cash acquired	—	(100,384)
Purchase of corporate furniture and fixtures	(72)	(18)
Restricted cash	523	(890)
Investment in student housing properties	(890)	(612)
Investment in joint ventures	(30)	—

Net cash used in investing activities	(469)	(101,904)

Financing activities:
Payment of mortgage notes	(30,906)	(403)
Payment of other long-term debt	(5,500)	—
Borrowings of mortgage notes	30,800	—
Borrowings of other long-term debt	—	50,000
Borrowing (repayment) of line of credit, net	(1,600)	—
Debt issuance costs	(324)	(1,302)
Proceeds from issuance of common stock	11,247	—
Payment of stock issuance costs	(30)	(110)
Dividends and distributions paid	(5,861)	(8,502)

Net cash provided by (used in) financing activities	(2,174)	39,683

Net increase (decrease) in cash and cash equivalents	1,153	(57,351)
Cash and cash equivalents, beginning of period	6,427	61,662

Cash and cash equivalents, end of period	$7,580	$4,311

Supplemental disclosure of cash flow information:
Interest paid	$6,976	$6,438

Income taxes paid	$148	$310

Supplemental disclosure of noncash activities:
Prepaid acquisition costs	$—	$4,718
Units issued in connection with acquisitions	—	500
Warrants expired	375	—
Debt assumed in property acquisitions	—	98,660
See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The Trust operates primarily through a majority owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership owns, directly or indirectly, interests in student housing communities located near major universities in the United States.
     The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:
•	Allen & O’Hara Education Services, Inc. (“AOES”), a Delaware corporation performing student housing management activities.

•	Allen & O’Hara Development Company, LLC (“AODC”), a Delaware limited liability company providing development consulting services for third party student housing properties.
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
2. Summary of significant accounting policies
Basis of presentation and principles of consolidation
     The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying condensed consolidated financial statements of the Trust represent the assets and liabilities and operating results of the Trust and its majority owned subsidiaries.
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
     All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Reclassifications
     Certain prior period amounts in our segment information presented in Note 5 have been reclassified to conform to the current period presentation. Interest expense of $750 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio (see note 7) was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended March 31, 2006. Additionally, non cash compensation expense of $236 has been reclassified from an unallocated corporate expense to the applicable segment.
Interim financial information
     The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, together with the Trust’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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
Cash and cash equivalents
     All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times the amounts of cash may exceed the $100,000 amount the FDIC insures. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents.
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
     Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets”. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of March 31, 2007, management determined that no indicators of impairment existed.
Repairs, maintenance, and major improvements
     The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances the lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash as the funds are not available for current use.
Investment in unconsolidated joint ventures, limited liability companies, and limited partnerships
     The Operating Partnership accounts for its investments in unconsolidated joint ventures, limited liability companies, and limited partnerships using the equity method whereby the cost of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures, limited liability companies, and limited partnerships are allocated based on each owner’s respective ownership interests.

Deferred financing costs
     Deferred financing costs represent costs incurred in connection with acquiring debt facilities. These costs are amortized over the terms of the related debt using a method that approximates the effective interest method.
Issuance costs
     Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.
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
Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At March 31, 2007, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	913,738
University Towers Operating Partnership units	269,757
Restricted Stock (unvested shares)	102,111
Profits Interest Units	270,000

Total potentially dilutive securities	1,555,606

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
Minority interests
     Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each month.
Revenue recognition
     The Trust recognizes revenue related to leasing activities at the student housing properties owned by the Trust, management fees related to managing third party student housing properties, development consulting fees related to the general oversight of third party student housing development and construction and operating expense reimbursements for payroll and related expenses incurred for third party student housing properties managed by the Trust.

     Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing properties and includes revenues from leasing apartments by the bed, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by nonrefundable application and service fees and a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts except as noted below related to other leasing revenue. At certain student housing facilities the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
     Student housing food service revenue — The Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
     Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties we acquired from Place Properties (“Place”). Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and receives base monthly rent of $1,145 and has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent is recognized on a straight line basis over the lease term and Additional Rent is recognized only upon satisfaction of the defined criteria.
     Third-party management services revenue — The Trust enters into management contracts to manage third-party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.
     Third-party development services revenue — The Trust provides development-consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.
     Operating expense reimbursements — The Trust pays certain payroll and related costs to operate third-party student housing properties that are managed by the Trust. Under the terms of the related management agreements, the third-party property owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14, “ Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred”.
Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust has no unrecognized tax benefits as of March 31, 2007. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years generally include tax years 2003-2005 as of the date of adoption. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.
3. Investments in unconsolidated entities
     As of March 31, 2007 the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:
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
     The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies, and limited partnerships for the three months ended March 31, 2007 and 2006:

	2007	2006
Results of Operations:
Revenues	$3,478	$601
Net income (loss)	(644)	566
Equity in earnings of unconsolidated entities	$43	$283
     These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.
4. Debt
Notes payable and revolving credit facility
     On March 30, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50 million. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on seven unmortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and the Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At March 31, 2007, there was $20,800 outstanding under the Amended Revolver and $41,500 outstanding under the Term Loan. The Term Loan requires interest only payments through maturity. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (7.07% at March 31, 2007). The interest rate per annum applicable to the Term Loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75% (8.07% at March 31, 2007).
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
     The Operating Partnership’s Amended Revolver and Term Loan contain customary affirmative and negative covenants and do contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. During the three months ended March 31, 2007 the Trust determined it was in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007 the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until

March 31, 2008. However, if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis.
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including March 31, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.
     During the three months ended March 31, 2007 the Trust issued 775,344 shares of common stock under the direct stock purchase plan raising net proceeds of approximately $11,247 which was used to repay approximately $7,100 of outstanding Amended Revolver and Term Loan debt.
Mortgage debt
     At March 31, 2007, the Trust had outstanding mortgage indebtedness of $423,721 (net of unamortized debt premium of $2,202). During the three months ended March 31, 2007, the Trust refinanced $29,900 of maturing mortgage debt bearing interest at 6.63%. The new mortgages are interest only at a fixed rate of 5.55% through March 1, 2012. The scheduled maturities of outstanding mortgage indebtedness at March 31, 2007 are as follows:

Fiscal Year Ending
2007 (9 months ended December 31, 2007)	$29,252
2008	26,481
2009	285,049
2010	888
2011	947
Thereafter	78,902

Total	421,519
Unamortized debt premium/discounts	2,202

Outstanding at March 31, 2007, net of unamortized premiums/discounts	$423,721

     At March 31, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.77% and carried an average term to maturity of 2.8 years.
5. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on pretax income and net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007					Three months ended March 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$23,495	$—	$—	$—	$23,495	$22,534	$—	$—	$—	$22,534
Student housing food service revenue	580	—	—	—	580	968	—	—	—	968
Other leasing revenue	3,434	—	—	—	3,434	3,434	—	—	—	3,434
Third-party development consulting services	—	1,043	—	—	1,043	—	555	—	—	555

	Three months ended March 31, 2007					Three months ended March 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Third-party management revenue	—	—	882	—	882	—	—	699	—	699
Intersegment revenues	—	—	937	(937)	—	—	—	918	(918)	—
Operating expense reimbursements	—	—	—	2,156	2,156	—	—	—	1,795	1,795

Total revenues	27,509	1,043	1,819	1,219	31,590	26,936	555	1,617	877	29,985

Operating Expenses:
Student housing leasing operations	9,651	—	—	—	9,651	9,289	—	—	—	9,289
Student housing food service operations	561	—	—	—	561	859	—	—	—	859
General and administrative	43	674	1,879	—	2,596	—	514	1,294	—	1,808
Intersegment expenses	937	—	—	(937)	—	918	—	—	(918)	—
Reimbursable operating expenses	—	—	—	2,156	2,156	—	—	—	1,795	1,795

Total operating expenses	11,192	674	1,879	1,219	14,964	11,066	514	1,294	877	13,751

Net operating income (loss)	16,317	369	(60)	—	16,626	15,870	41	323	—	16,234
Nonoperating expenses (1)	15,630	—	—	—	15,630	15,971	—	—	—	15,971

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	687	369	(60)	—	996	(101)	41	323	—	263
Equity in earnings of unconsolidated entities	(97)	140	—	—	43	—	283	—	—	283

Income (loss) before taxes and minority interest (3)	$590	$509	$(60)	$—	$1,039	$(101)	$324	$323	$—	$546

Total segment assets	$811,424	$3,645	$5,774	$—	$820,843	$829,539	$970	$5,340	$—	$835,849

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $750 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended March 31, 2006. Additionally, non cash compensation expense of $236 has been reclassified from an unallocated expense to the applicable segment.

(3)	The following is a reconciliation of the reportable segments’ net income before income taxes and minority interest to the Trust’s consolidated net loss before income taxes and minority interest:

	2007	2006
Net income before income taxes and minority interest for reportable segments	$1,039	$546
Unallocated corporate expenses (2)	(1,396)	(1,289)

Net loss before income taxes and minority interest	$(357)	$(743)

6. Commitments and contingencies
     In connection with one of the Trust’s student housing portfolio acquisitions, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988 related to one of the student housing properties. In October 2002 the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
     The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at March 31, 2007 and is secured by the Operating Partnership’s existing revolving credit facility.
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
7. Acquisition and disposition of real estate investments
     During 2005, the Trust completed a private placement of 4,375,000 shares of its common stock which raised net proceeds of approximately $67,000. These shares were registered with the Securities and Exchange Commission on January 25, 2006. The proceeds were used to acquire 13 student housing properties from Place Properties L.P. (“Place Portfolio”) in January 2006. Consideration for the acquisition included cash of $95,800, issuance of 36,954 partnership units and the assumption of interest only mortgage debt of $98,700. The results of operations for the acquisition have been included in the accompanying consolidated statements of operations from the date of acquisition (January 1, 2006).
     During the three months ended March 31, 2007, the Trust entered into agreements to sell two student housing communities. In both cases final terms could not be reached prior to the end of the inspection period and the agreements were terminated.
8. Incentive plan
     The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, other stock-based incentive awards, and profits interest units to employees, directors and other key persons providing services to the Trust. The Trust has reserved 800,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.
     During the year ended December 31, 2006, the Trust issued 4,000 shares to its executive officers and 2,000 shares to its independent directors. The 2006 issuances vested immediately. During the three months ended March 31, 2007, the Trust issued 4,000 shares to its executive officers, which vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2007 and December 31, 2006, unearned compensation totaled $1,715 and $1,866, respectively and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2007 and 2006, compensation expense of $151 was recognized during each period in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.
     Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will be deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the

Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
     Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Total compensation cost recognized in general and administrative expense in the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006 was approximately $244 and $320, respectively. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation to additional paid-in capital.
     A summary of incentive plan activity for the three months ended March 31, 2007 is as follows:

		Restricted
	PIU’s	Stock	Total
Outstanding at December 31, 2006	265,000	192,000	457,000
Granted	7,500	4,000	11,500
Redeemed	(2,500)	—	(2,500)

Outstanding at March 31, 2007	270,000	196,000	466,000

Vested at March 31, 2007	270,000	93,889	363,889

9. Subsequent events
     On April 6, 2007 the Trust refinanced $26,500 of maturing mortgage debt secured by the student housing property referred to as The Lofts. The new debt of $27,000 bears a fixed interest rate of 5.59% and matures on May 1, 2014.
     On April 10, 2007 our board of directors declared a first quarter distribution of $0.205 per share of common stock for the quarter ending March 31, 2007. The distribution is payable on May 8, 2007 to stockholders of record at the close of business on April 24, 2007.
     On April 16, 2007 the Trust issued 269,255 shares of common stock under the direct stock purchase plan. The common stock was issued at a price of $14.62 per share.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share data)
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
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
Our Business Segments
     We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third-party management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year-ended December 31, 2006. Inter-company fees are reflected at the contractually stipulated amounts.
     Student Housing Leasing
          Student housing leasing revenue represented approximately 93.5% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2007. Our revenue related to food service operations is included in this segment. Additionally this segment includes other leasing revenue related to the Place Portfolio lease.
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
     Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities offered at our communities and the individual lease liability, we believe our properties can typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tend to offer fewer amenities.
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
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 6.2% of our revenue for the three months ended March 31, 2007. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
     Third-Party Development Consulting Services
          Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 3.5% of our revenue for the three months ended March 31, 2007. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also at times we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment.
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
Trends and Outlook
     Rents and Occupancy
     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. For the quarter ended March 31, 2007 same community revenue per available bed increased to $392 and same community physical occupancy increased to 95.7% compared to revenue per available bed of $385 and physical occupancy of 94.6% for the quarter ended March 31, 2006.
     We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations.
     General and Administrative Costs
     In 2006 we experienced additional payroll costs related to growth and costs associated with formulating and documenting our internal control systems to comply with the Sarbanes Oxley Act of 2002. In 2007 we have continued to experience increases in salaries and staffing costs primarily related to growth of each business segment.
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
     Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, a nonrefundable application fee, a nonrefundable service fee and a notarized parental guarantee must accompany each executed contract. Receivables are recorded when due. Leasing revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. Balances are considered past due when payment is not received on the contractual due date. Allowances for doubtful accounts are established by management when it is determined that collection is doubtful.

     Student Housing Food Service Revenue Recognition
     In 2006 we provided food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract required a flat weekly fee and the related revenues were recognized on a straight-line basis over the contract period. This contract was terminated affective December 31, 2006. Additionally, we maintain a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
     Other Leasing Revenue Recognition
     Other leasing revenue relates to our leasing of 13 properties we acquired from Place Properties (“Place”) on January 1, 2006. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and receives base monthly rent of $1,145 and has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent is recognized on a straight line basis over the lease term and Additional Rent is recognized only upon satisfaction of the defined criteria.
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
     Property acquisitions are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and accordingly, the results of operations are included from the respective dates of acquisition. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
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
     Long Lived Assets — Impairment
     Management is required to assess whether there are any indicators that our real estate properties may be impaired in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets”. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.

Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust has no unrecognized tax benefits as of March 31, 2007. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years generally include tax years 2003-2005 as of the date of adoption. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lower priority in unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.
Results of Operations for the Three Months Ended March 31, 2007 and 2006
     The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, 2007					Three months ended March 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$23,495	$—	$—	$—	$23,495	$22,534	$—	$—	$—	$22,534
Student housing food service revenue	580	—	—	—	580	968	—	—	—	968
Other leasing revenue	3,434	—	—	—	3,434	3,434	—	—	—	3,434
Third-party development consulting services	—	1,043	—	—	1,043	—	555	—	—	555
Third-party management revenue	—	—	882	—	882	—	—	699	—	699
Intersegment revenues	—	—	937	(937)	—	—	—	918	(918)	—
Operating expense reimbursements	—	—	—	2,156	2,156	—	—	—	1,795	1,795

Total revenues	27,509	1,043	1,819	1,219	31,590	26,936	555	1,617	877	29,985

Operating Expenses:
Student housing leasing operations	9,651	—	—	—	9,651	9,289	—	—	—	9,289
Student housing food service operations	561	—	—	—	561	859	—	—	—	859

	Three months ended March 31, 2007					Three months ended March 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
General and administrative	43	674	1,879	—	2,596	—	514	1,294	—	1,808
Intersegment expenses	937	—	—	(937)	—	918	—	—	(918)	—
Reimbursable operating expenses	—	—	—	2,156	2,156	—	—	—	1,795	1,795

Total operating expenses	11,192	674	1,879	1,219	14,964	11,066	514	1,294	877	13,751
Net operating income (loss)	16,317	369	(60)	—	16,626	15,870	41	323	—	16,234
Nonoperating expenses (1)	15,630	—	—	—	15,630	15,971	—	—	—	15,971

Income (loss) before equity in earnings of unconsolidated entities, income taxes and minority interest	687	369	(60)	—	996	(101)	41	323	—	263
Equity in earnings of unconsolidated entities	(97)	140	—	—	43	—	283	—	—	283

Income (loss) before taxes and minority interest (3)	$590	$509	$(60)	$—	$1,039	$(101)	$324	$323	$—	$546

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $750 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended March 31, 2006. Additionally, non cash compensation expense of $236 has been reclassified from an unallocated corporate expense to the applicable segment.

(3)	The following is a reconciliation of the reportable segments’ net income before income taxes and minority interest to the Trust’s consolidated net loss before income taxes and minority interest determined under generally accepted accounting principles:

	2007	2006
Net income before income taxes and minority interest for reportable segments	$1,039	$546
Unallocated corporate expenses (2)	(1,396)	(1,289)

Net loss before income taxes and minority interest	$(357)	$(743)

Student housing leasing
     Student housing operating statistics for all owned and managed properties for the three months ended March 31, 2007 and 2006 were as follows (excludes Place properties):

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006	Difference
Occupancy
Physical(1)	95.2%	94.6%	0.6%
Economic(2)	95.5%	95.1%	0.4%

NarPAB(3)	$368	$364	$4
Other income per avail. bed(4)	$21	$21	$—
RevPAB(5)	$389	$385	$4

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006	Difference
Operating expense per bed(6)	$160	$159	$1
Operating margin	58.9%	58.8%	0.1%
Design Beds(7)	60,375	58,503	1,872

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expense excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Total revenue in the student housing leasing segment was $27,509 for the three months ended March 31, 2007. This represents an increase of $573 or 2.1% from the same period in 2006. Student housing leasing revenue contributed an increase of $961 quarter over quarter, which consisted of a $553 increase related to the acquisition of the Players Club located in Statesboro, Georgia in the second quarter of 2006, and a $408 increase in same community revenue. Growth in same community revenue was driven equally by rate and occupancy increases. Offsetting the improvement in student housing leasing revenue was a $388 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006.
     Operating expenses in the student housing leasing segment increased $126 or 1.1% to $11,192 for the three months ended March 31, 2007. Student housing leasing operations increased a total of $362 or 3.9% over the prior quarter, with $288 of the increase attributable to more beds by way of acquisition as discussed above and a $74 or 0.8% increase in same community expenses. The increase in student housing leasing expenses was offset by a $298 decline in student housing food service expenses related to the termination of the food service contract discussed above. Intersegment expenses, which represent management fees paid to our management company, increased $19 mainly the result of more beds in the portfolio.
     Equity in earnings in unconsolidated entities was a loss of $97 for the quarter ended March 31, 2007. This represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. All four investments occured subsequent to March 31, 2006.
Third-party development consulting services
     The following table represents the development consulting projects that were active during the three months ended March 31, 2007 and 2006:

			Recognized Earnings
Project	Beds	Fee Type	2007	2006	Difference

Slippery Rock University — Phase I	1,390	Development fee	$37	$477	$(440)
Indiana University of Pennsylvania	734	Development fee	438	—	438
University of Michigan	849	Development fee	80	—	80
University of North Carolina — Greensboro	600	Construction oversight fee	33	—	33
University of Louisville — Phase III	359	Construction oversight fee	—	35	(35)
University of Alabama — Birmingham	753	Construction oversight fee	—	43	(43)
University of Alabama — Tuscaloosa	631	Development fee	435	—	435
Slippery Rock University — Phase II	746	Development fee	20	—	20

Third-party development consulting services			$1,043	$555	$488

California University of Pennsylvania — Phase IV	447	Development fee	$—	$103	$(103)

California University of Pennsylvania — Phase V	354	Development fee	63	—	63

			Recognized Earnings
Project	Beds	Fee Type	2007	2006	Difference

University of North Carolina — Greensboro	600	Development fee	77	—	77

University of Louisville — Phase III	359	Development fee	—	83	(83)
University of Alabama — Birmingham	753	Development fee	—	97	(97)

Equity in earnings of unconsolidated entities			$140	$283	$(143)

     Third-party development consulting services revenue increased by $488 or 87.9% to $1,043 for the three months ended March 31, 2007. During the first three months of 2007 we were engaged in five active development projects representing 4,350 beds and recognized construction oversight fees on an additional project. During the same period in 2006 revenues of $555 related to development fee revenue recognized on one project and construction oversight fees related to two other projects.
     The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by our development subsidiary (AODC) but also represents a shift in the percentage of new projects AODC contracts directly. In previous years the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities. This $143 decrease in equity in earnings of unconsolidated entities is indicative of this shift.
     General and administrative costs in the third-party development consulting services segment increased $160 to $674 for the three months ended March 31, 2007. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead costs allocated to the segment.
Third-party management services
     Total third-party management services revenue increased by $202 or 12.5% to $1,819 for the three months ended March 31, 2007. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $19 of the increase by way of intersegment revenue, while third-party management fee revenue increased $183 or 26.2% to $882 for the three months ended March 31, 2007. The increase in third-party fees consists of $126 related to six new management contracts added during the first quarter of 2007, $107 related to three properties that came out of third-party development and opened in the summer of 2006, and $111 related to three contracts added in the fall of 2006 to manage properties for which we also have an ownership interest. These increases were reduced by $161 of lower third-party fees as a result of terminated contracts.
     General and administrative costs for our third-party management services segment increased $585 to $1,879 for the three months ended March 31, 2007. The increase reflects incremental salaries and overhead costs allocated to the segment as a result of the additional management contracts and intersegment management revenue volume noted above.
Nonoperating expenses
     Nonoperating expenses decreased $341 to $15,630 for the three months ended March 31, 2007. This decrease is primarily driven by a $500 decline in depreciation which is off set by additional interest expense related to the Statesboro acquisition in the second quarter of 2006.
Unallocated corporate expenses
     Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. Intersegment management fees are charged to the student housing leasing segment so it is not allocated any corporate expenses. For the three months ended March 31, 2007 unallocated corporate expenses were $1,396, an increase of $107 over the prior year. The majority of this increase is related to increase of approximately $235 in interest expense off set by a decrease in third party service provider fees from 2006, which included first year implementation costs of Sarbanes Oxley.
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
     The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net loss for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(491)	$(780)
Plus student housing property depreciation and amortization of lease intangibles	8,467	9,069
Plus equity portion of real estate depreciation and amortization on equity investees	98
Plus minority interest expense	136	141

Funds from operations	$8,210	$8,430

Liquidity and Capital Resources
     Revolving Credit Facility and Other Short Term Loans
     On March 31, 2006 the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100 million and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver and the Term Loan. Additionally, the Amended Revolver is secured by a cross collateralized, fist mortgage lien on seven unmortgaged properties. The Term Loan is not directly secured by a lien but has the benefit of a negative pledge on the equity interest in the mortgaged properties. The Amended Revolver and Term Loan have a term of three years and mature on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At March 31, 2007, the Amended Revolver had $20,800 outstanding and remaining availability of $79,200 and $41,500 was outstanding under the Term Loan. The Term Loan is interest only; hence, the entire outstanding balance of $41,500 is due on the maturity date.
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
     The Operating Partnership’s Amended Revolver and Term Loan contain customary affirmative and negative covenants and do contain financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. During the three months ended March 31, 2007 the Trust determined it was in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007 the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis.
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased Restricted Payment, the Total Leverage Ratio shall remain less than or equal to 60%; or (b) the increased Restricted Payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of Funds From Operations for the applicable period through and including March 31, 2007, and (ii) 95% of Funds From Operations for the applicable period thereafter.
     The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the Term Loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%.

     Liquidity outlook and capital requirements
     At March 31, 2007 we had $7,580 of cash, an increase of approximately $1,150 from December 31, 2006. In addition to the rise in cash balances we paid down $1,005 of mortgage debt, $1,600 on the Amended Revolver and $5,500 on the Term Loan. We raised $11,247 in cash from our direct stock purchase plan and used these proceeds to pay down debt as discussed above and the remainder to fund operations.
     Our current liquidity needs include funds for distributions to our stockholders and unit holders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. However, distributions for the last two years outpaced cash from operations during the same period. Distributions to shareholders/unitholders totaled $8,502 or $0.30 per weighted average share/unit in the first quarter of 2006 compared to cash provided by operations of $4,870 or $0.17 per weighted average share/unit and distributions in the first quarter of 2007 totaled $5,861 or $0.21 per weighted average share/unit compared to cash provided by operations of $3,796 or $0.13 per weighted average share/unit during the same time. The resulting operating cash shortfalls of $3,632 and $2,065 for 2006 and 2007, respectively, were funded by draws on our revolving line of credit and proceeds received from the direct stock purchase plan. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     An additional source of capital is the possible disposition of non-core properties. We continually assess all of our properties, the markets they are in, and the universities they serve to determine if any dispositions are necessary or appropriate. The sale of any unencumbered asset would provide additional capital to most likely paydown debt or possibly finance acquisitions or other operational needs.
     Based on our closing share price of $14.78 on March 30, 2007 our total enterprise value was $910,773. With total debt outstanding on March 31, 2007 of $483,819 our current debt to total enterprise value was 53.1%. We believe our capital structure and current FFO and distribution targets along with the $79,200 remaining availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments. Current market conditions and rising interest rates are expected to make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain financing under satisfactory conditions or that we will make any investments in additional properties.
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
     We refinanced two maturing mortgage loans totaling $29.9 million each with an interest rate of 6.63% for new mortgage debt each with a fixed interest rate of 5.55% and a term of five years.
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

     Commitments and Contractual obligations
     The following table summarizes our contractual obligations as of March 31, 2007:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total
	(In thousands)
Commitments and Contractual Obligations:
Long-Term Debt Obligations (1)	$29,252	$373,830	$1,835	$78,902	$483,819
Contractual Interest Obligations (2)	20,365	41,920	9,839	2,734	74,858
Operating Lease and Future Purchase Obligations (3)	2,042	4,282	3,247	908	10,479
Capital Reserve Obligations (4)	1,573	2,418	421	182	4,594

Total	$53,232	$422,450	$15,342	$82,726	$573,750

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and principal amortization on the Amended Revolver and the Term Loan. The first mortgage debt does not include $2,202 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
     At March 31, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.77% and carried an average term to maturity of 2.8 years. A mortgage totaling $26,500 with an interest rate of 3.49% was scheduled to mature in April of 2007. On April 6, 2007 this mortgage was refinanced with new mortgage debt that is interest only at a fixed rate of 5.59% and a term of seven years.
     In addition to mortgage debt we had $41,500 outstanding on the Term Loan and $20,800 outstanding on the Amended Revolver. The average interest rate on the Term Loan and Amended Revolver at March 31, 2007 was 7.74%.
     As of March 31, 2007, thirteen of our properties were unencumbered by mortgage debt. Seven of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 credit facility.
     On April 6, 2007 the Trust refinanced $26,500 of maturing mortgage debt secured by the student housing property referred to as The Lofts. The new debt of $27,000 bears a fixed interest rate of 5.59% and matures on May 1, 2014.
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
     On April 10, 2007 our board of directors declared a first quarter distribution of $0.205 per share of common stock for the quarter ending on March 31, 2007. The distribution is payable on May 8, 2007 to stockholders of record at the close of business on April 24, 2007.
Off-Balance Sheet Arrangements
     As discussed in note 3 to the condensed consolidated financial statements we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $88,798 at March 31, 2007. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
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
Recent Developments
     On April 6, 2007 the Trust refinanced $26,500 of debt secured by the student housing property referred to as The Lofts. The new debt is interest only bearing a fixed interest rate of 5.59% maturing on May 1, 2014.
     On April 10, 2007 our board of directors declared a first quarter distribution of $0.205 per share of common stock for the quarter ending on March 31, 2007. The distribution is payable on May 8, 2007 to stockholders of record at the close of business on April 24, 2007.
     On April 16, 2007 the Trust issued 269,255 shares of common stock under the direct stock purchase plan. The common stock was issued at a price of $14.62 per share.
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
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2007 we had fixed rate debt of $421,519. Holding other variables constant a 100 basis point increase in interest rates would cause a $9,062 decline in the fair value of our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9,430 increase in the fair value of our fixed rate debt. At March 31, 2007, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.77% and an average term to maturity of 2.8 years.
     At March 31, 2007, we had a $41,500 variable rate term loan and $20,800 drawn on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate per annum applicable to the term loan is, at the Operating Partnership’s option, equal to a base rate plus 1.25% or LIBOR plus 2.75%. For the three months ended March 31, 2007 and 2006, the term loan had average interest rates of 8.07% and 7.68%, respectively. Holding other variables constant a 100 basis point increase in interest rates would cause a $415 decrease annually in net income available to our common stockholders and a 100 basis point decrease in interest rates would cause a $415 increase annually in net income available to our common stockholders.
     Approximately 87% of the Trust’s outstanding debt was subject to fixed rates at March 31, 2007. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
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
     Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     During the three months ended March 31, 2007, the Company resolved to implement a new general ledger system. There were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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
Item 1A. Risk factors
     The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of March 31, 2007, there have been no material changes to the risk factors set forth in the Company’s annual report for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
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

EDUCATION REALTY TRUST, INC.
Date: May 7, 2007	By /s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 7, 2007	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: May 7, 2007	By /s/ J. Drew Koester
J. Drew Koester
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1*	Section 906 Certification of Chief Executive Officer

Exhibit 32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.