Form 10-K/A
period 2006-12-31
Education Realty Trust, Inc.
filed 2007-05-11
CIK 1302343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
Education Realty Trust, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 15, 2007, to correct an inadvertent error in and refile Exhibits 23.1 and 23.2. In addition, the Company is refiling Exhibits 31.1 and 31.2, as required by the filing of this amendment. This Amendment, together with the Annual Report on Form 10-K of the Company previously filed for the year ended December 31, 2006, constitutes the Annual Report on Form 10-K of the Company for the year ended December 31, 2006.

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
     (c) None
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.
Education Realty Trust, Inc.

By:	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer
and Chairman of the Board of Directors
Dated: May 11, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Education Realty Trust, Inc. Common Stock Purchase Warrant dated January 31, 2005, issued to JPI Investment Company, L.P. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.3	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.1	Form of Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.2	Form of Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.3(1)	Form of Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 4 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 11, 2005.)

10.4	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)

10.5(1)	Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.6(1)	Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.7(1)	Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.8	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.9	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.10	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit
Number	Description
10.11	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.12	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.13	Contract of Sale/Contribution made effective as of September 17, 2004, by and among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.14	Contract of Sale made effective as of September 17, 2004, by and among Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.15	Contract of Sale/Contribution made effective as of September 17, 2004, by and among Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.16	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.17	Form of Revolving Loan Agreement dated January 31, 2005, between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.18	Form of Collateral Assignment of Partnership Interest and Pledge Agreement between Education Realty Operating Partnership, LP and JPI Multifamily Investments L.P. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.19	Form of Secured Non-Recourse Revolving Note dated 2005, issued by JPI Multifamily Investments L.P. to Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.20	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.21	Assignment and Assumption Agreement dated November 2, 2004, between Education Realty Operating Partnership, LP and Allen & O’Hara, Inc. related to Morgan Keegan & Company, Inc. financial advisory services agreement dated March 18, 2004. (Incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)

10.22	Commitment Letter for Revolving Credit Facility by and among JP Morgan Chase Bank, UBS AG, Education Realty Operating Partnership, LP and the Registrant dated December 22, 2004. (Incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 3 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 3, 2005.)

Exhibit
Number	Description
10.32(1)	Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.33(1)	Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.35	Credit Agreement, dated January 31, 2005, by and among Education Realty Operating Partnership, LP and certain of its subsidiaries, as Borrower, JPMorgan Chase Bank, N.A. and UBS Loan Finance LLC, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and UBS Securities LLC, as Syndication Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32417), filed on February 2, 2005.)

10.36(1)	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006 and incorporated herein by reference).

10.37	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.38	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.39	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.40	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.41	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC, collectively, as Borrower and Greenwich Capital Financial Products, Inc., as Lender (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.42	Promissory Note ($98,660,000), dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC (collectively, the “Borrower”) and Greenwich Capital Financial Products, Inc. (the “Lender”) (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.43	Exceptions to Non-Recourse Guaranty (Multi State) entered into as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.44	Environmental Indemnity Agreement made as of January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, and EDR Lease Holdings, LLC and EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP (collectively referred to as “Indemnitor”) in favor of LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.45	Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.46	Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.47(1)	Incentive Compensation Plan for Executive Officers (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2006 and incorporated herein by reference).

Exhibit
Number	Description
10.48 (1)	Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, dated as of March 1, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2007 and incorporated herein by reference).

11	Statement Re: Computation of per share earnings (included within 10K)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
21.1*	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Windham Brannon, P.L.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer.

*	Previously Filed

(1)	Management contract or compensatory plan.