Form 10-Q
period 2007-06-30
Education Realty Trust, Inc.
filed 2007-08-07
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-32417
Education Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1352180 (I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300, Memphis, Tennessee (Address of principal executive offices)	38117 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of August 2, 2007, the latest practicable date, the Registrant had outstanding 28,506,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

Part I — Financial Information
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Student housing properties, net	$743,293	$804,759
Assets under development	1,941	—
Corporate office furniture, net	1,324	752
Cash and cash equivalents	4,081	6,427
Restricted cash	8,130	9,154
Student contracts receivable, net	432	227
Receivable from affiliate	357	369
Management fee receivable from third party	304	669
Goodwill and other intangibles, net	3,567	3,649
Other assets	11,006	9,452

Total assets	$774,435	$835,458

Liabilities and stockholders’ equity
Liabilities:
Mortgage loans, net of unamortized premium/discount	$423,146	$423,933
Term loan	—	47,000
Revolving line of credit	—	22,400
Accounts payable and accrued expenses	10,092	10,764
Deferred revenue	8,001	9,073

Total liabilities	441,239	513,170

Minority interest	18,812	19,289

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,413,849 and 26,810,552 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	284	268
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	342,415	330,374
Warrants	—	375
Accumulated deficit	(28,315)	(28,018)

Total stockholders’ equity	314,384	302,999

Total liabilities and stockholders’ equity	$774,435	$835,458

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2007	2006
Revenues:
Student housing leasing revenue	$43,003	$40,557
Student housing food service revenue	1,102	1,775
Other leasing revenue	6,868	6,868
Third-party development services	2,067	1,427
Third-party management services	1,603	1,398
Operating expense reimbursements	4,383	3,745

Total revenues	59,026	55,770

Operating expenses:
Student housing leasing operations	18,424	17,362
Student housing food service operations	1,072	1,583
General and administrative	7,050	6,165
Depreciation and amortization	16,004	17,224
Reimbursable operating expenses	4,383	3,745

Total operating expenses	46,933	46,079

Operating income	12,093	9,691

Nonoperating expenses:
Interest expense	14,386	14,131
Amortization of deferred financing costs	548	553
Loss on early repayment of debt	174	—
Interest income	(251)	(338)

Total nonoperating expenses	14,857	14,346

Loss before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(2,764)	(4,655)
Equity in earnings of unconsolidated entities	2	425

Loss before income taxes, minority interest and discontinued operations	(2,762)	(4,230)
Income tax expense (benefit)	(49)	82

Net loss before minority interest and discontinued operations	(2,713)	(4,312)
Minority interest	(4)	(114)

Loss from continuing operations	(2,709)	(4,198)

Discontinued operations:
Income from discontinued operations, net of minority interest of $135 and $49, respectively	833	904
Gain on sale of student housing property, net of minority interest of $65	1,579	—

Income from discontinued operations	2,412	904

Net loss	$(297)	$(3,294)

Earnings per share information
Income (loss) per share — basic and diluted:
Continuing operations	$(0.10)	$(0.16)
Discontinued operations	0.09	0.03

Net loss per share	$(0.01)	$(0.13)

Weighted average common shares outstanding — basic and diluted	27,592,873	26,309,154

Distributions per common share	$0.4100	$0.5950

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2007	2006
Revenues:
Student housing leasing revenue	$21,031	$19,702
Student housing food service revenue	522	807
Other leasing revenue	3,434	3,434
Third-party development services	1,024	872
Third-party management services	721	699
Operating expense reimbursements	2,227	1,950

Total revenues	28,959	27,464

Operating expenses:
Student housing leasing operations	9,402	8,755
Student housing food service operations	511	724
General and administrative	3,560	3,185
Depreciation and amortization	7,924	8,575
Reimbursable operating expenses	2,227	1,950

Total operating expenses	23,624	23,189

Operating income	5,335	4,275

Nonoperating expenses:
Interest expense	6,999	7,261
Amortization of deferred financing costs	268	279
Loss on early repayment of debt	174	—
Interest income	(167)	(129)

Total nonoperating expenses	7,274	7,411

Loss before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(1,939)	(3,136)
Equity in earnings of unconsolidated entities	(41)	142

Loss before income taxes, minority interest and discontinued operations	(1,980)	(2,994)
Income tax expense (benefit)	(47)	186

Net loss before minority interest and discontinued operations	(1,933)	(3,180)
Minority interest	(123)	(226)

Loss from continuing operations	(1,810)	(2,954)
Discontinued operations:
Income from discontinued operations, net of minority interest of $18 and $20, respectively	425	440
Gain on sale of student housing property, net of minority interest of $65	1,579	—

Income from discontinued operations	2,004	440

Net income (loss)	$194	$(2,514)

Earnings per share information
Income (loss) per share — basic and diluted:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	0.07	0.01

Net income (loss) per share	$0.01	$(0.10)

Weighted average common shares outstanding — basic and diluted	28,012,275	26,349,426

Distributions per common share	$0.2050	$0.2975

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2007	2006
Operating activities:
Net loss	$(297)	$(3,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,004	17,224
Depreciation included in discontinued operations	711	1,016
Deferred taxes	(346)	(34)
Gain on disposal of assets	—	(21)
Gain on sale of student housing property	(1,644)	—
Loss on early repayment of debt	138	—
Amortization of deferred financing costs	548	553
Amortization of unamortized debt premiums/discounts	(230)	(266)
Distributions of earnings from unconsolidated entities	188	112
Noncash compensation expense related to PIUs and restricted stock	394	528
Equity in earnings of unconsolidated entities	(2)	(425)
Minority interest in continuing operations	(4)	(114)
Minority interest in discontinued operations	101	49
Change in operating assets and liabilities (net of student housing acquisitions/disposals)	(2,536)	(1,820)

Net cash provided by operating activities	13,025	13,508

Investing activities:
Property acquisitions, net of cash acquired	—	(113,236)
Deferred acquisition costs and earnest money deposits	—	(100)
Purchase of corporate furniture and fixtures	(750)	(39)
Restricted cash	1,024	(411)
Insurance proceeds on property loss	—	135
Investment in student housing properties	(2,784)	(1,712)
Proceeds from sale of student housing property	48,942	—
Investment in assets under development	(1,946)	—
Investment in joint ventures	(62)	(1)

Net cash provided by (used in) investing activities	44,424	(115,364)

Financing activities:
Payment of mortgage notes	(58,305)	(770)
Borrowings of mortgage notes	57,800	—
Borrowing (repayment) of term loan	(47,000)	50,000
Borrowing (repayment) of line of credit, net	(22,400)	14,500
Debt issuance costs	(549)	(1,340)
Proceeds (payments) from issuance of common stock	22,474	(125)
Dividends and distributions paid	(11,815)	(16,816)
Redemption of minority interest	—	(8)

Net cash provided by (used in) financing activities	(59,795)	45,441

Net decrease in cash and cash equivalents	(2,346)	(56,415)
Cash and cash equivalents, beginning of period	6,427	61,662

Cash and cash equivalents, end of period	$4,081	$5,247

See accompanying notes to the condensed consolidated financial statements.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$14,509	$14,302

Income taxes paid	$479	$718

Supplemental disclosure of noncash activities:
Prepaid acquisition costs	$—	$4,718
Warrants expired	375	—
Redemption of minority interest to satisfy loan to unitholder	—	6,116
Common stock issued under the dividend reinvestment plan	78	—
See accompanying notes to the condensed consolidated financial statements

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
Reclassifications
     Certain prior period amounts in our segment information presented in Note 5 have been reclassified to conform to the current period presentation. Interest expense of $1,700 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio (see Note 7) was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the six months ended June 30, 2006. Additionally, noncash compensation expense of $310 has been reclassified from an unallocated corporate expense to the applicable segment.
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
     Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and accordingly, the results of operations are included in the results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of June 30, 2007, management determined that no indicators of impairment existed.
     Certain student housing properties are classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the six months ended June 30, 2007, no impairment loss on student housing properties held for sale was recognized.
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
     The Trust has elected to treat its management company, AOES, as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities. The Trust follows SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.
Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At June 30, 2007, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	913,738
University Towers Operating Partnership units	269,757
Restricted Stock (unvested shares)	93,117
Profits Interest Units	267,500

Total potentially dilutive securities	1,544,112

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations is not required as the Trust reported a loss from continuing operations for all periods presented, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets
     The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
Minority interests
     Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each month.
Comprehensive Income
     The Trust follows SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting and display of comprehensive income and its components. For all periods presented, comprehensive income (loss) is equal to net income (loss).
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
     Operating expense reimbursements — The Trust pays certain payroll and related costs to operate third-party student housing properties that are managed by the Trust. Under the terms of the related management agreements, the third-party property owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14, “ Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”
Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in

Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust has no unrecognized tax benefits as of June 30, 2007. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years generally include tax years 2003-2005 as of the date of adoption. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”).” SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”),” which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.
3. Investments in unconsolidated entities
     As of June 30, 2007, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:
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
     The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies, and limited partnerships for the six months ended June 30, 2007 and 2006:

	2007	2006
Results of Operations:
Revenues	$6,245	$936
Net income (loss)	(1,567)	849
Equity in earnings of unconsolidated entities	$2	$425
     These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.
4. Debt
Term loan and revolving credit facility
     On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. On June 8, 2007, the Trust prepaid the entire balance outstanding on the Term Loan with the proceeds received from the sale of the student housing property discussed in Note 8. In conjunction with this prepayment the Trust recognized a loss from early extinguishment of debt totaling $174 consisting of the write-off of unamortized deferred financing costs.

     The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on seven unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At June 30, 2007, there was no balance outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.
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
     The Operating Partnership’s Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. During January 2007, the Trust determined it would be in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007, the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis.
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including June 30, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.
     During the six months ended June 30, 2007, the Trust issued 1,571,692 shares of common stock under the direct stock purchase plan, raising net proceeds of approximately $22,530 which were primarily used to pay down the Amended Revolver.
Mortgage debt
     At June 30, 2007, the Trust had outstanding mortgage indebtedness of $423,146 (net of unamortized debt premium of $2,026). During the six months ended June 30, 2007, the Trust refinanced $29,900 of maturing mortgage debt bearing interest at 6.63% and $26,500 of maturing mortgage debt bearing interest at 3.49%. In connection with the refinancing, the Trust incurred $549 of financing costs. The new mortgages are interest only at a fixed rate of 5.55% through March 1, 2012 and 5.59% through May 1, 2014, respectively. The scheduled maturities of outstanding mortgage indebtedness at June 30, 2007 are as follows:

Fiscal Year Ending
2007 (6 months ended December 31, 2007)	$1,853
2008	26,481
2009	285,049
2010	888
2011	947
Thereafter	105,902

Total	421,120
Unamortized debt premium/discounts	2,026

Outstanding at June 30, 2007, net of unamortized premiums/discounts	$423,146

     At June 30, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.90% and carried an average term to maturity of 3.0 years.
5. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on pretax income and net operating income, which is defined as income before depreciation, amortization, interest expense, interest income and equity in earnings of unconsolidated entities. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the six months ended June 30, 2007 and 2006:

	Six months ended June 30, 2007					Six months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$43,003	$—	$—	$—	$43,003	$40,557	$—	$—	$—	$40,557
Student housing food service revenue	1,102	—	—	—	1,102	1,775	—	—	—	1,775
Other leasing revenue	6,868	—	—	—	6,868	6,868	—	—	—	6,868
Third-party development consulting services	—	2,067	—	—	2,067	—	1,427	—	—	1,427
Third-party management revenue	—	—	1,603	—	1,603	—	—	1,398	—	1,398
Intersegment revenues	—	—	1,694	(1,694)	—	—	—	1,656	(1,656)	—
Operating expense reimbursements	—	—	—	4,383	4,383	—	—	—	3,745	3,745

Total revenues	50,973	2,067	3,297	2,689	59,026	49,200	1,427	3,054	2,089	55,770

Operating Expenses:
Student housing leasing operations	18,424	—	—	—	18,424	17,362	—	—	—	17,362
Student housing food service operations	1,072	—	—	—	1,072	1,583	—	—	—	1,583
General and administrative	86	1,271	3,347	—	4,704	4	1,054	2,512	—	3,570
Intersegment expenses	1,694	—	—	(1,694)	—	1,656	—	—	(1,656)	—
Reimbursable operating expenses	—	—	—	4,383	4,383	—	—	—	3,745	3,745

Total operating expenses	21,276	1,271	3,347	2,689	28,583	20,605	1,054	2,512	2,089	26,260

Net operating income (loss)	29,697	796	(50)	—	30,443	28,595	373	542	—	29,510
Nonoperating expenses(1)	29,762	—	—	—	29,762	31,096	—	—	—	31,096

	Six months ended June 30, 2007					Six months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(65)	796	(50)	—	681	(2,501)	373	542	—	(1,586)
Equity in earnings of unconsolidated entities	(205)	207	—	—	2	—	425	—	—	425

Income (loss) before taxes, minority interest and discontinued operations(3)	$(270)	$1,003	$(50)	$—	$683	$(2,501)	$798	$542	$—	$(1,161)

Total segment assets, as of June 30, 2007 and December 31, 2006 (2)	$758,771	$2,994	$6,572	$—	$768,337	$818,832	$2,082	$5,567	$—	$826,481

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The significant decrease in segment assets related to student housing leasing from that presented at December 31, 2006 relates to the disposition of the student housing property known as the Village on Tharpe as described in Note 8 and additional depreciation taken in the first six months of 2007. The increase of $912 in segment assets related to third party development consulting services is due to an increase in development fee receivables for the University of Alabama and Indiana University of Pennsylvania.

(3)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net income (loss) before income taxes, minority interest and discontinued operations for reportable segments	$683	$(1,161)
Other unallocated corporate expenses (4)	(3,445)	(3,069)

Net loss before income taxes, minority interest and discontinued operations	$(2,762)	$(4,230)

(4)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $1,700 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the six months ended June 30, 2006. Additionally, noncash compensation expense of $310 has been reclassified from an unallocated expense to the applicable segment.

     The following table represents segment information for the three months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007					Three months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$21,031	$—	$—	$—	$21,031	$19,702	$—	$—	$—	$19,702
Student housing food service revenue	522	—	—	—	522	807	—	—	—	807
Other leasing revenue	3,434	—	—	—	3,434	3,434	—	—	—	3,434
Third-party development consulting services	—	1,024	—	—	1,024	—	872	—	—	872
Third-party management revenue	—	—	721	—	721	—	—	699	—	699
Intersegment revenues	—	—	816	(816)	—	—	—	801	(801)	—
Operating expense reimbursements	—	—	—	2,227	2,227	—	—	—	1,950	1,950

Total revenues	24,987	1,0241,538	1,537	1,411	28,959	23,943	872	1,500	1,149	27,464

Operating Expenses:
Student housing leasing operations	9,402	—	—	—	9,402	8,755	—	—	—	8,755
Student housing food service operations	511	—	—	—	511	724	—	—	—	724
General and administrative	43	597	1,468	—	2,108	4	540	1,218	—	1,762
Intersegment expenses	816	—	—	(816)	—	801	—	—	(801)	—
Reimbursable operating expenses	—	—	—	2,227	2,227	—	—	—	1,950	1,950

Total operating expenses	10,772	597	1,468	1,411	14,248	10,284	540	1,218	1,149	13,191

Net operating income (loss)	14,215	427	69	—	14,711	13,659	332	282	—	14,273
Nonoperating expenses(1)	14,603	—	—	—	14,603	15,629	—	—	—	15,629

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(388)	427	69	—	108	(1,970)	332	282	—	(1,356)

	Three months ended June 30, 2007					Three months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Equity in earnings of unconsolidated entities	(108)	67	—	—	(41)	—	142	—	—	142

Income (loss) before taxes, minority interest and discontinued operations(2)	$(496)	$494	$69	$—	$67	$(1,970)	$474	$282	$—	$(1,214)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$67	$(1,214)
Other unallocated corporate expenses (3)	(2,047)	(1,780)

Net loss before income taxes, minority interest and discontinued operations	$(1,980)	$(2,994)

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $950 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended June 30, 2006. Additionally, non cash compensation expense of $74 has been reclassified from an unallocated expense to the applicable segment.
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
     The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at June 30, 2007 and is secured by the Operating Partnership’s existing revolving credit facility.
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

7. Acquisition of real estate investments
     During 2005, the Trust completed a private placement of 4,375,000 shares of its common stock which raised net proceeds of approximately $67,000. These shares were registered with the Securities and Exchange Commission on January 25, 2006. The proceeds were used to acquire 13 student housing properties from Place Properties L.P. (“Place Portfolio”) in January 2006. Consideration for the acquisition included cash of $95,800, issuance of 36,954 partnership units and the assumption of interest only mortgage debt of $98,700. The results of operations for the acquisition have been included in the accompanying consolidated statements of operations from the date of acquisition (January 1, 2006).
     On June 28, 2007, the Trust completed the acquisition of land in Carbondale, Illinois for $1,946 in order to develop a wholly owned student apartment community near Southern Illinois University.
8. Disposition of real estate investments and discontinued operations
     On June 5, 2007, the Trust sold the Village on Tharpe (“Tharpe”) student housing property for a purchase price of $50,000, resulting in net proceeds of approximately $48,942. The net proceeds where used to pay off the Term Loan (see Note 4). The resulting gain on disposition of approximately $1,579, net of minority interest, is included in discontinued operations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007. Accordingly, the results of operations of Tharpe are included in discontinued operations for all periods presented. In accordance with the provisions of SFAS No. 144, the Trust ceased depreciation on the property when it met the held for sale criteria.
     The following table summarizes income from discontinued operations, net of minority interest, and the related realized gains on sales of real estate from discontinued operations, net of minority interest, for the six months ended June 30, 2007 and 2006:

	2007	2006
Student housing leasing revenue	$2,692	$3,344
Student housing leasing operating expenses	(1,113)	(1,375)
Depreciation and amortization	(711)	(1,016)
Minority interest in Operating Partnership	(35)	(49)

Income from discontinued operations (net of minority interest)	$833	$904

Gain on sale of student housing property	$1,644	$—
Minority interest in Operating Partnership	(65)	—

Gain on sale of student housing property (net of minority interest)	$1,579	$—

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
     During the year ended December 31, 2006, the Trust issued 4,000 shares to its executive officers and 2,000 shares to its independent directors. The 2006 issuances vested immediately. During the six months ended June 30, 2007, the Trust issued 4,000 shares to its executive officers and 4,000 shares to its independent directors, which vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At June 30, 2007 and December 31, 2006, unearned compensation totaled $1,563 and $1,866, respectively and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2007 and 2006, compensation expense of $151 was recognized during each period in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.
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
     Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in the financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation to additional paid-in capital.
     A summary of incentive plan activity for the six months ended June 30, 2007 is as follows:

		Restricted
	PIU’s	Stock	Total
Outstanding at December 31, 2006	265,000	192,000	457,000
Granted	7,500	4,000	11,500
Redeemed	(2,500)	—	(2,500)

Outstanding at March 31, 2007	270,000	196,000	466,000

Granted	—	4,000	4,000
Redeemed	(2,500)	—	(2,500)

Outstanding at June 30, 2007	267,500	200,000	467,500

Vested at June 30, 2007	267,500	106,883	374,383

     Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2007 and 2006 was approximately $395 and $528, respectively.
10. Subsequent events
     On July 10, 2007, our board of directors declared a second quarter distribution of $0.205 per share of common stock for the quarter ending on June 30, 2007. The distribution is payable on August 8, 2007 to stockholders of record at the close of business on July 24, 2007.

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
     We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through our Management Company and Development Company, respectively. While we manage 67% of the properties we own, we will not recognize any fee income from their management on a consolidated basis. We have elected to be taxed as a REIT for federal income tax purposes.
Our Business Segments
     We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third-party management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, interest income and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year-ended December 31, 2006. Intercompany fees are reflected at the contractually stipulated amounts.
   Student Housing Leasing
     Student housing leasing revenue represented approximately 93.3% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2007. Our revenue related to food service operations is included in this segment. Additionally, this segment includes other leasing revenue related to the Place Portfolio lease.
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
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 6.0% of our revenue for the six months ended June 30, 2007. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
   Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 3.8% of our revenue for the six months ended June 30, 2007. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also at times we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment.
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
Trends and Outlook
     Rents and Occupancy
     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. For the six months ended June 30, 2007, same community revenue per available bed increased to $389 and same community physical occupancy increased to 93.6% compared to revenue per available bed of $375 and physical occupancy of 92.5% for the six months ended June 30, 2006.
     We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations.

     General and Administrative Costs
     In 2006, we experienced additional payroll costs related to growth and costs associated with formulating and documenting our internal control systems to comply with the Sarbanes Oxley Act of 2002. In 2007, we have continued to experience increases in salaries and staffing costs primarily related to growth of each business segment.
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
     Student Housing Leasing Revenue Recognition
     Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, we include other leasing revenue related to the Place Portfolio lease in this segment.
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
     Student Housing Food Service Revenue Recognition
     In 2006, we provided food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. The contract required a flat weekly fee and the related revenues were recognized on a straight-line basis over the contract period. This contract was terminated effective December 31, 2006. Additionally, we maintain a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
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
     Student Housing Property Acquisitions and Dispositions
     Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.
     Property acquisitions are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and accordingly, the results of operations are included from the respective dates of acquisition. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
     Certain student housing properties are classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the six months ended June 30, 2007, no impairment loss on student housing properties held for sale was recognized.
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
     Long Lived Assets — Impairment
     Management is required to assess whether there are any indicators that our real estate properties may be impaired in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets.” A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust has no unrecognized tax benefits as of June 30, 2007. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years generally include tax years 2003-2005 as of the date of adoption. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”).” SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lower priority in unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159”),” which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
     The following table presents the results of operations for Education Realty Trust, Inc. for the six months ended June 30, 2007 and 2006:

	Six months ended June 30, 2007					Six months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$43,003	$—	$—	$—	$43,003	$40,557	$—	$—	$—	$40,557
Student housing food service revenue	1,102	—	—	—	1,102	1,775	—	—	—	1,775
Other leasing revenue	6,868	—	—	—	6,868	6,868	—	—	—	6,868
Third-party development consulting services	—	2,067	—	—	2,067	—	1,427	—	—	1,427
Third-party management revenue	—	—	1,603	—	1,603	—	—	1,398	—	1,398
Intersegment revenues	—	—	1,694	(1,694)	—	—	—	1,656	(1,656)	—
Operating expense reimbursements	—	—	—	4,383	4,383	—	—	—	3,745	3,745

Total revenues	50,973	2,067	3,297	2,689	59,026	49,200	1,427	3,054	2,089	55,770

Operating Expenses:
Student housing leasing operations	18,424	—	—	—	18,424	17,362	—	—	—	17,362
Student housing food service operations	1,072	—	—	—	1,072	1,583	—	—	—	1,583
General and administrative	86	1,271	3,347	—	4,704	4	1,054	2,512	—	3,570
Intersegment expenses	1,694	—	—	(1,694)	—	1,656	—	—	(1,656)	—

	Six months ended June 30, 2007					Six months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Reimbursable operating expenses	—	—	—	4,383	4,383	—	—	—	3,745	3,745

Total operating expenses	21,276	1,271	3,347	2,689	28,583	20,605	1,054	2,512	2,089	26,260

Net operating income (loss)	29,697	796	(50)	—	30,443	28,595	373	542	—	29,510
Nonoperating expenses(1)	29,762	—	—	—	29,762	31,096	—	—	—	31,096

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(65)	796	(50)	—	681	(2,501)	373	542	—	(1,586)
Equity in earnings of unconsolidated entities	(205)	207	—	—	2	—	425	—	—	425

Income (loss) before taxes, minority interest and discontinued operations(2)	$(270)	$1,003	$(50)	$—	$683	$(2,501)	$798	$542	$—	$(1,161)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net income (loss) before income taxes, minority interest and discontinued operations for reportable segments	$683	$(1,161)
Other unallocated corporate expenses (3)	(3,445)	(3,069)

Net loss before income taxes, minority interest and discontinued operations	$(2,762)	$(4,230)

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $1,700 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the six months ended June 30, 2006. Additionally, noncash compensation expense of $310 has been reclassified from an unallocated expense to the applicable segment.

Student housing leasing
     Student housing operating statistics for all owned and managed properties for the six months ended June 30, 2007 and 2006 were as follows (excludes Place properties):

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2007	2006	Difference
Occupancy
Physical (1)	93.1%	92.4%	0.7%
Economic (2)	95.4%	93.2%	2.2%
NarPAB (3)	$362	$352	$10
Other income per avail. bed (4)	$24	$23	$1
RevPAB (5)	$386	$375	$11
Operating expense per bed (6)	$165	$160	$5
Operating margin	57.2%	57.2%	0.0%
Design Beds (7)	111,426	108,306	3,120

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expense excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Total revenue in the student housing leasing segment was $50,973 for the six months ended June 30, 2007. This represents an increase of $1,773 or 3.6% from the same period in 2006. Student housing leasing revenue contributed an increase of $2,446 or 6.0%, which consisted of a $921 increase related to the acquisition of the Players Club located in Statesboro, Georgia in June of 2006, and a $1,525 or 3.8% increase in same community revenue. Growth in same community revenue was driven by an approximate 2.0% improvement in rates, 1.2% improvement in occupancy and 0.5% improvement in other income. Offsetting the improvement in student housing leasing revenue was a $673 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006. Other leasing revenue was flat at $6,868 for the six months ended June 30, 2007 compared to the same period in 2006.
     Operating expenses in the student housing leasing segment increased $671 or 3.3% to $21,276 for the six months ended June 30, 2007. Student housing leasing operations increased a total of $1,062 or 6.1% over the prior year, with $550 of the increase attributable to adding Players Club to the portfolio and $512 attributable to a 3.0% increase in same community expenses. Utility and insurance costs contributed to $450 of the increase in same community expenses, while increases in administrative costs, maintenance expense and student amenities were mostly offset by a $135 decline in real estate taxes in the first half of 2007. The increase in student housing leasing expenses was offset by a $511 decline in student housing food service expenses related to the termination of the food service contract discussed above. Intersegment expenses, which represent management fees paid to our management company, increased $38 mainly as a result of the Players Club acquisition.
     Equity in earnings in unconsolidated entities was a loss of $205 for the six months ended June 30, 2007. This represents our share of the net income or loss related to three investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. All three investments occurred subsequent to June 30, 2006.

Third-party development consulting services
     The following table represents the development consulting projects that were active during the six months ended June 30, 2007 and 2006:

			Recognized Earnings
Project	Beds	Fee Type	2007	2006	Difference
Slippery Rock University — Phase I	1,390	Development fee	$38	$791	$(753)
Indiana University of Pennsylvania	734	Development fee	634	116	518
University of Michigan	849	Development fee	133	399	(266)
University of North Carolina — Greensboro	600	Construction oversight fee	46	8	38
University of Louisville — Phase III	359	Construction oversight fee	—	54	(54)
University of Alabama — Birmingham	753	Construction oversight fee	—	59	(59)
University of Alabama — Tuscaloosa	631	Development fee	875	—	875
Slippery Rock University — Phase II	746	Development fee	232	—	232
Indiana University of Pennsylvania — Phase II	1,094	Development fee	109	—	109

Third-party development consulting services			$2,067	$1,427	$640

California University of Pennsylvania — Phase IV	447	Development fee	$—	$149	$(149)
California University of Pennsylvania — Phase V	354	Development fee	110	9	101
University of North Carolina — Greensboro	600	Development fee	105	19	86
University of Louisville — Phase III	359	Development fee	(8)	115	(123)
University of Alabama — Birmingham	753	Development fee	—	133	(133)

Equity in earnings of unconsolidated entities			$207	$425	$(218)

     Third-party development consulting services revenue increased by $640 or 44.8% to $2,067 for the six months ended June 30, 2007. During the six months ended June 30, 2007, we were engaged in six active development projects representing 5,444 beds, we were completing construction on Slippery Rock University Phase I, and we recognized construction oversight fees on the project in Greensboro. During the same period in 2006, revenues of $1,427 related to development fee revenue on three projects and construction oversight fees related to three other projects were recognized.
     The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by our development subsidiary Allen and O’Hara Development Company (“AODC”) but also represents a shift in the percentage of new projects AODC contracts directly. In previous years, the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities. The shift to direct contracts caused equity in earnings of unconsolidated entities in the third-party development consulting services segment to decrease $218 or 51.3% from the prior year. There were four joint ventures with active development projects in 2006, compared to two in 2007.
     General and administrative costs in the third-party development consulting services segment increased $217 to $1,271 for the six months ended June 30, 2007. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead costs allocated to the segment.
Third-party management services
     Total third-party management services revenue increased by $243 or 8.0% to $3,297 for the six months ended June 30, 2007. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $38 of the increase by way of intersegment revenue, while third-party management fee revenue increased $205 or 14.7% to $1,603 for the six months ended June 30, 2007. The increase in third-party fees consists of $267 related to six new management contracts entered during the first quarter of 2007, $38 related to one property that came out of third-party development and opened in the third quarter of 2006, and $193 related to three contracts entered in the fall of 2006 to manage properties for which we also have an ownership interest. These increases were partially offset by a decrease of $307 in third-party fees as a result of three terminated contracts.

     General and administrative costs for our third-party management services segment increased $835 to $3,347 for the six months ended June 30, 2007. The increase reflects incremental salaries and overhead costs, the additional management contracts and intersegment management revenue volume noted above, and increased travel and integration costs related to the new contracts added in late 2006 and in 2007.
Nonoperating expenses
     Nonoperating expenses decreased $1,334 to $29,762 for the six months ended June 30, 2007. This decrease is primarily driven by a $1,246 decline in depreciation expense due to fully depreciated assets that remain in service and lower interest expense related to the repayment of the Term Loan and Revolving Credit Facility during the six months ended June 30, 2007.
Unallocated corporate expenses
     Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the six months ended June 30, 2007, unallocated corporate expenses were $3,445, an increase of $376 or 12.3% over the prior year. The majority of this increase is due to higher salary and overhead costs related to growth driven increases in head count over the prior year. These increases were partially offset by a decrease in third-party service provider fees from 2006, which included first year implementation costs of Sarbanes Oxley.
Results of Operations for the Three Months Ended June 30, 2007 and 2006
     The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007					Three months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$21,031	$—	$—	$—	$21,031	$19,702	$—	$—	$—	$19,702
Student housing food service revenue	522	—	—	—	522	807	—	—	—	807
Other leasing revenue	3,434	—	—	—	3,434	3,434	—	—	—	3,434
Third-party development consulting services	—	1,024	—	—	1,024	—	872	—	—	872
Third-party management revenue		—	721	—	721	—	—	699	—	699
Intersegment revenues	—	—	816	(816)	—	—	—	801	(801)	—
Operating expense reimbursements	—	—	—	2,227	2,227	—	—	—	1,950	1,950

Total revenues	24,987	1,024	1,537	1,411	28,959	23,943	872	1,500	1,149	27,464

Operating Expenses:
Student housing leasing operations	9,402	—	—	—	9,402	8,755	—	—	—	8,755
Student housing food service operations	511	—	—	—	511	724	—	—	—	724

	Three months ended June 30, 2007					Three months ended June 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
General and administrative	43	597	1,468	—	2,108	4	540	1,218	—	1,762
Intersegment expenses	816	—	—	(816)	—	801	—	—	(801)	—
Reimbursable operating expenses	—	—	—	2,227	2,227	—	—	—	1,950	1,950

Total operating expenses	10,772	597	1,468	1,411	14,248	10,284	540	1,218	1,149	13,191

Net operating income (loss)	14,215	427	69	—	14,711	13,659	332	282	—	14,273
Nonoperating expenses(1)	14,603	—	—	—	14,603	15,629	—	—	—	15,629

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(388)	427	69	—	108	(1,970)	332	282	—	(1,356)
Equity in earnings of unconsolidated entities	(108)	67	—	—	(41)	—	142	—	—	142

Income (loss) before taxes, minority interest and discontinued operations(2)	$(496)	$494	$69	$—	$67	$(1,970)	$474	$282	$—	$(1,214)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$67	$(1,214)
Other unallocated corporate expenses (3)	(2,047)	(1,780)
Net loss before income taxes, minority interest and discontinued operations	$(1,980)	$(2,994)

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $950 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended June 30, 2006. Additionally, noncash compensation expense of $74 has been reclassified from an unallocated expense to the applicable segment.

Student housing leasing
     Student housing operating statistics for all owned and managed properties for the three months ended June 30, 2007 and 2006 were as follows (excludes Place properties):

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2007	2006	Difference
Occupancy
Physical (1)	91.0%	90.4%	0.6%
Economic (2)	94.9%	91.4%	3.5%
NarPAB (3)	$350	$337	$13
Other income per avail. bed (4)	$27	$25	$2
RevPAB (5)	$377	$362	$15
Operating expense per bed (6)	$169	$161	$8
Operating margin	55.3%	55.6%	(0.3)%
Design Beds (7)	55,713	54,465	1,248

(1)	Physical occupancy represents a weighted average of the month end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expense excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Total revenue in the student housing leasing segment was $24,987 for the three months ended June 30, 2007. This represents an increase of $1,044 or 4.4% from the same period in 2006. Student housing leasing revenue contributed an increase of $1,329 quarter over quarter, which consisted of a $368 increase related to the acquisition of the Players Club located in Statesboro, Georgia in June of 2006, and a $961 increase in same community revenue. Growth in same community revenue was driven by an approximate 2.7% improvement in rates, 1.5% improvement in occupancy and 0.7% improvement in other income. Offsetting the improvement in student housing leasing revenue was a $285 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006.
     Operating expenses in the student housing leasing segment increased $488 or 4.7% to $10,772 for the three months ended June 30, 2007. Student housing leasing operations increased a total of $647 or 7.4% over the prior quarter, with $262 of the increase attributable to the acquisition of the Players Club as discussed above and $385 attributable to a 4.4% increase in same community expenses. Utilities and administrative costs contributed to $200 of the increase, while student amenities, insurance costs and real estate taxes contributed equally to a majority of the remaining increase. The increase in student housing leasing expenses was offset by a $213 decline in student housing food service expenses related to the termination of the food service contract discussed above. Intersegment expenses, which represent management fees paid to our management company, increased $15 mainly as a result of the Players Club acquisition.
     Equity in earnings in unconsolidated entities was a loss of $108 for the quarter ended June 30, 2007. This represents our share of the net income or loss related to three investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. All three investments occurred subsequent to June 30, 2006.
Third-party development consulting services
     Third-party development consulting services revenue increased by $152 or 17.4% to $1,024 for the three months ended June 30,

2007. During the quarter ended June 30, 2007, we were engaged in five active development projects representing 4,054 beds and recognized construction oversight fees on an additional project in Greensboro. During the same period in 2006 revenues of $872 related to development fee revenue recognized on three projects and construction oversight fees related to three other projects.
     The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by our development subsidiary AODC but also represents a shift in the percentage of new projects AODC contracts directly. In previous years, the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities. This shift caused equity in earnings of unconsolidated entities in the third-party development consulting services segment to decrease $75 or 52.8% from the second quarter of 2006.
     General and administrative costs in the third-party development consulting services segment increased $57 to $597 for the three months ended June 30, 2007. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead costs allocated to the segment.
Third-party management services
     Total third-party management services revenue increased by $37 or 2.5% to $1,537 for the three months ended June 30, 2007. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $15 of the increase by way of intersegment revenue, while third-party management fee revenue increased $22 or 3.1% to $721 for the three months ended June 30, 2007. The increase in third-party fees consists of $141 related to six new management contracts entered during the first quarter of 2007, $18 related to one property that came out of third-party development and opened in the third quarter of 2006, and $82 related to three contracts entered in the fall of 2006 to manage properties for which we also have an ownership interest. These increases were reduced by a decrease of $148 in third-party fees as a result of three terminated contracts.
     General and administrative costs for our third-party management services segment increased $250 to $1,468 for the three months ended June 30, 2007. The increase reflects incremental salaries and overhead costs, the additional management contracts and intersegment management revenue volume noted above, and increased travel and integration costs related to the new contracts added in late 2006 and in 2007.
Nonoperating expenses
     Nonoperating expenses decreased $1,026 to $14,603 for the three months ended June 30, 2007. This decrease is primarily driven by a $677 decline in depreciation and and lower interest expense related to the repayment of the Term Loan and Revolving Credit Facility during the three months ended June 30, 2007.
Unallocated corporate expenses
     Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended June 30, 2007 unallocated corporate expenses were $2,047, an increase of $267 over the prior year. The majority of this increase is due to higher salary and overhead costs related to growth driven increases in head count over the prior year. These increases were partially offset by a decrease in third party service provider fees from 2006, which included first year implementation costs of Sarbanes Oxley.
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
     The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net loss for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$194	$(2,514)	$(297)	$(3,294)
Less gain on sale of student housing property, net of minority interest	(1,579)	—	(1,579)	—
Plus student housing property depreciation and amortization of lease intangibles	7,811	8,487	15,809	17,052
Plus equity portion of real estate depreciation and amortization on equity investees	92	—	190	—
Plus depreciation and amortization of discontinued operations	242	512	711	1,016
Plus minority interest	(105)	(206)	31	(65)

Funds from operations	$6,655	$6,279	$14,865	$14,709

Liquidity and Capital Resources
     On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. On June 8, 2007, the Trust paid off the Term Loan with the proceeds received from the sale of the student housing property referred to as Tharpe.
     The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on seven unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At June 30, 2007, there was no balance outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.
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
     The Operating Partnership’s Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. In January 2007, the Trust determined it would be in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007, the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis.
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including June 30, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.
     During the six months ended June 30, 2007 the Trust issued 1,571,692 shares of common stock under the direct stock purchase plan, raising net proceeds of approximately $22,530 which was primarily used to pay down the Amended Revolver.

     Liquidity outlook and capital requirements
     At June 30, 2007, we had $4,081 of cash, a decrease of $2,346 from December 31, 2006. During the same period we reduced debt by $69,905, improving our overall leverage ratio from 54.2% at December 31, 2006 to 49.7% at June 30, 2007.
     During the six months ending June 30, 2007, we generated $13,025 cash from operations, received $48,942 of proceeds from the sale of Tharpe and received $22,530 in proceeds from our direct stock purchase plan. This allowed us to pay off our $47,000 Term Loan, pay off our $22,400 revolving credit facility, invest $2,000 in a new development and distribute $11,815 to our stockholders.
     Our current liquidity needs include funds for distributions to our stockholders and unit holders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. However, distributions for the six months ended June 30, 2006 outpaced cash from operations during the same period. Distributions to shareholders/unitholders totaled $16,816 or $0.60 per weighted average share/unit for the six months ended June 30, 2006 compared to cash provided by operations of $13,508 or $0.48 per weighted average share/unit. The resulting operating cash shortfall for the six months ended June 30, 2006 of $3,308 was funded by draws on our revolving line of credit. Distributions for the six months ended June 30, 2007 totaled $11,893 or $0.41 per weighted average share/unit compared to cash provided by operations of $13,025 or $0.45 per weighted average share/unit for the same period. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     An additional source of capital is the possible disposition of non-core properties. We continually assess all of our properties, the markets they are in, and the universities they serve to determine if any dispositions are necessary or appropriate. During the six months ended June 30, 2007 a student housing property located in Tallahassee, Florida was sold for proceeds of $48,942. These proceeds were first used to repay the Term Loan and the remainder was used to pay down the Amended Revolver. The sale of any unencumbered asset would provide additional capital to most likely paydown debt or possibly finance acquisitions or other operational needs.
     Based on our closing share price of $14.03 on June 29, 2007 our total enterprise value was $848,074. With total debt outstanding on June 30, 2007 of $421,120 our current debt to total enterprise value was 49.7%. We believe our capital structure and current FFO and distribution targets along with the $100,000 availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments. Current market conditions and rising interest rates are expected to make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain financing under satisfactory conditions or that we will make any investments in additional properties.
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
     Predevelopment expenditures
     Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits, and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. We typically obtain from the project owner a guarantee of repayment of these predevelopment expenditures, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that a project financing is not obtained. During the six months ended June 30, 2007, we purchased land for the development of a student housing property in Carbondale, Illinois. This is the first property that will be developed with the intent of ownership by the Trust; thus, increasing our exposure and capital requirements related to development.
     Long-term liquidity requirements
     Our long-term liquidity requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.
     Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. Non-compliance with the covenants would have a material adverse effect on our financial condition and liquidity.
     During the six months ended June 30, 2007, we refinanced $29,900 of maturing mortgage debt bearing interest of 6.63% and $26,500 of maturing mortgage debt bearing interest at 3.49%. The new mortgages are interest only at a fixed rate of 5.55% through March 1, 2012 and 5.59% through May 1, 2014, respectively.
     Commitments and Contractual obligations
     The following table summarizes our contractual obligations as of June 30, 2007:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations (1)	$1,853	$311,530	$1,835	$105,902	$421,120
Contractual Interest Obligations (2)	12,674	41,248	12,900	6,307	73,129
Operating Lease and Future Purchase Obligations (3)	1,240	4,187	3,206	847	9,480
Capital Reserve Obligations (4)	1,573	2,418	421	182	4,594

Total	$17,340	$359,383	$18,362	$113,238	$508,323

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and principal amortization on the Amended Revolver and the Term Loan. The first mortgage debt does not include $2,026 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
     At June 30, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.90% and carried an average term to maturity of 3.0 years.
     As of June 30, 2007, thirteen of our properties were unencumbered by mortgage debt. Seven of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 revolving credit facility.
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
     On July 10, 2007, our board of directors declared a second quarter distribution of $0.205 per share of common stock for the quarter ending on June 30, 2007. The distribution is payable on August 8, 2007 to stockholders of record at the close of business on July 24, 2007.
Off-Balance Sheet Arrangements
     As discussed in Note 3 to the condensed consolidated financial statements we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $88,719 at June 30, 2007. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.

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
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2007 we had fixed rate debt of $421,120. Holding other variables constant a 100 basis point increase in interest rates would cause a $9,548 decline in the fair value of our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9,957 increase in the fair value of our fixed rate debt. At June 30, 2007, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.90% and an average term to maturity of 3.0 years.
     At June 30, 2007, we had no balance outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.
     100% of the Trust’s outstanding debt was subject to fixed rates at June 30, 2007. In the future we may draw down on the Amended Revolver and we may use derivative financial instruments to manage, or hedge, interest rate risks related to such a variable rate borrowing. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
     The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Trust also has investments in unconsolidated entities which are not under its control. Consequently, the Trust’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
     Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     During the six months ended June 30, 2007, the Trust began the process of implementing a new general ledger system. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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
Item 1A. Risk factors
     The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of June 30, 2007, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 22, 2007, we held our 2007 annual meeting of shareholders at the Company’s corporate headquarters. During the meeting our shareholders voted on the following two proposals:
Proposal 1:
     Nominees Paul O. Bower, Monte J. Barrow, William J. Cahill, III, John L. Ford and Wendell W. Weakley were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	Votes
	For	Withheld
Paul O. Bower	25,216,535	472,538
Monte J. Barrow	25,489,821	199,252
William J. Cahill, III	25,480,528	208,545
John L. Ford	25,491,638	197,435
Wendell W. Weakley	25,479,637	209,436
Proposal 2:
     Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2007 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

For	Against	Abstain	Broker non-vote
25,568,275	98,469	22,328	0
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

EDUCATION REALTY TRUST, INC.

Date: August 3, 2007	By	/s/ Paul O. Bower
Paul O. Bower President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 3, 2007	By	/s/ Randall H. Brown
Randall H. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: August 3, 2007	By	/s/ J. Drew Koester
J. Drew Koester Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit 32.1*	Section 906 Certification of Chief Executive Officer

Exhibit 32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.