Form 10-Q
period 2007-09-30
Education Realty Trust, Inc.
filed 2007-11-07
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2007, the latest practicable date, the Registrant had outstanding 28,506,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2007 and December 31, 2006	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2007 and 2006	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I — Financial Information
Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Student housing properties, net	$738,788	$804,759
Assets under development	2,457	—
Corporate office furniture, net	1,782	752
Cash and cash equivalents	3,171	6,427
Restricted cash	9,534	9,154
Student contracts receivable, net	185	227
Receivable from affiliate	428	369
Management fee receivable from third party	630	669
Goodwill and other intangibles, net	3,540	3,649
Other assets	10,127	9,452

Total assets	$770,642	$835,458

Liabilities and stockholders’ equity
Liabilities:
Mortgage loans, net of unamortized premium/discount	$422,071	$423,933
Term loan	—	47,000
Revolving line of credit	2,200	22,400
Accounts payable and accrued expenses	14,423	10,764
Deferred revenue	10,997	9,073

Total liabilities	449,691	513,170

Minority interest	18,108	19,289

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,422,849 and 26,810,552 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	284	268
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	336,676	330,374
Warrants	—	375
Accumulated deficit	(34,117)	(28,018)

Total stockholders’ equity	302,843	302,999

Total liabilities and stockholders’ equity	$770,642	$835,458

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2006
Revenues:
Student housing leasing revenue	$62,381	$58,723
Student housing food service revenue	1,744	2,670
Other leasing revenue	10,377	10,577
Third-party development services	3,354	2,283
Third-party management services	2,447	2,051
Operating expense reimbursements	7,055	5,891

Total revenues	87,358	82,195

Operating expenses:
Student housing leasing operations	31,227	29,706
Student housing food service operations	1,683	2,427
General and administrative	10,789	9,037
Depreciation and amortization	24,009	25,904
Reimbursable operating expenses	7,055	5,891

Total operating expenses	74,763	72,965

Operating income	12,595	9,230

Nonoperating expenses:
Interest expense	20,676	21,682
Amortization of deferred financing costs	792	834
Loss on early repayment of debt	174	—
Interest income	(353)	(439)

Total nonoperating expenses	21,289	22,077

Loss before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(8,694)	(12,847)
Equity in earnings (losses) of unconsolidated entities	(245)	573

Loss before income taxes, minority interest and discontinued operations	(8,939)	(12,274)
Income tax expense (benefit)	(103)	463

Net loss before minority interest and discontinued operations	(8,836)	(12,737)
Minority interest	(341)	(585)

Loss from continuing operations	(8,495)	(12,152)
Discontinued operations:
Income from discontinued operations, net of minority interest of $35 and $36, respectively	817	669
Gain on sale of student housing property, net of minority interest of $65	1,579	—

Income from discontinued operations	2,396	669

Net loss	$(6,099)	$(11,483)

Earnings per share information
Income (loss) per share — basic and diluted:
Continuing operations	$(0.30)	$(0.46)
Discontinued operations	.08	0.02

Net loss per share	$(0.22)	$(0.44)

Weighted average common shares outstanding — basic and diluted	27,869,054	26,336,343

Distributions per common share	$0.6150	$0.8925

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2007	2006
Revenues:
Student housing leasing revenue	$19,378	$18,166
Student housing food service revenue	642	895
Other leasing revenue	3,509	3,709
Third-party development services	1,287	856
Third-party management services	844	653
Operating expense reimbursements	2,672	2,146

Total revenues	28,332	26,425

Operating expenses:
Student housing leasing operations	12,803	12,344
Student housing food service operations	611	844
General and administrative	3,739	2,872
Depreciation and amortization	8,005	8,680
Reimbursable operating expenses	2,672	2,146

Total operating expenses	27,830	26,886

Operating income (loss)	502	(461)

Nonoperating expenses:
Interest expense	6,290	7,551
Amortization of deferred financing costs	244	281
Interest income	(102)	(101)

Total nonoperating expenses	6,432	7,731

Loss before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(5,930)	(8,192)
Equity in earnings (losses) of unconsolidated entities	(247)	148

Loss before income taxes, minority interest and discontinued operations	(6,177)	(8,044)
Income tax expense (benefit)	(54)	381

Net loss before minority interest and discontinued operations	(6,123)	(8,425)
Minority interest	(337)	(471)

Loss from continuing operations	(5,786)	(7,954)
Loss from discontinued operations, net of minority interest of $0 and $(13), respectively	(16)	(235)

Net loss	$(5,802)	$(8,189)

Earnings per share information
Loss per share — basic and diluted:
Continuing operations	$(0.20)	$(0.30)
Discontinued operations	(0.00)	(0.01)

Loss per share	$(0.20)	$(0.31)

Weighted average common shares outstanding — basic and diluted	28,418,349	26,390,417

Distributions per common share	$0.2050	$0.2975

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net loss	$(6,099)	$(11,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,009	25,904
Depreciation included in discontinued operations	711	1,541
Deferred taxes	(631)	249
Gain on disposal of assets	—	(10)
Gain on sale of student housing property	(1,644)	—
Loss on early repayment of debt	138	—
Amortization of deferred financing costs	792	834
Amortization of unamortized debt premiums/discounts	(407)	(413)
Distributions of earnings from unconsolidated entities	339	658
Noncash compensation expense related to PIUs and restricted stock	593	622
Equity in earnings of unconsolidated entities	245	(573)
Minority interest in continuing operations	(341)	(585)
Minority interest in discontinued operations	100	35
Change in operating assets and liabilities (net of student housing acquisitions/disposals)	5,270	3,001

Net cash provided by operating activities	23,075	19,780

Investing activities:
Property acquisitions, net of cash acquired	—	(112,694)
Deferred acquisition costs and earnest money deposits	—	(468)
Purchase of corporate furniture and fixtures	(1,380)	(63)
Restricted cash	(380)	(2,593)
Insurance proceeds on property loss	—	184
Investment in student housing properties	(6,093)	(3,669)
Proceeds from sale of student housing property	48,942	—
Investment in assets under development	(2,457)	—
Investment in joint ventures	(178)	(1,021)

Net cash provided by (used in) investing activities	38,454	(120,324)

Financing activities:
Payment of mortgage notes	(59,204)	(1,402)
Borrowings of mortgage notes	57,800	—
Borrowing (repayment) of term loan	(47,000)	50,000
Borrowing (repayment) of line of credit, net	(20,200)	20,800
Debt issuance costs	(549)	(1,350)
Proceeds (payments) from issuance of common stock	22,428	(125)
Dividends and distributions paid	(18,060)	(25,133)
Redemption of minority interest	—	(8)

Net cash provided by (used in) financing activities	(64,785)	42,782

Net decrease in cash and cash equivalents	(3,256)	(57,762)
Cash and cash equivalents, beginning of period	6,427	61,662

Cash and cash equivalents, end of period	$3,171	$3,900

See accompanying notes to the condensed consolidated financial statements.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$20,965	$21,501

Income taxes paid	$632	$855

Supplemental disclosure of noncash activities:
Prepaid acquisition costs	$—	$4,718
Warrants expired	375	—
Redemption of minority interest to satisfy loan to unitholder	—	6,116
Common stock issued under the dividend reinvestment plan	78	—
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
Reclassifications
     Certain prior period amounts in our segment information presented in Note 5 have been reclassified to conform to the current period presentation. Interest expense of $2,982 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio (see Note 7) was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the nine months ended September 30, 2006.
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
Cash and cash equivalents
     All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the $100,000 amount the FDIC insures. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents.
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
     Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.
     Management assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of September 30, 2007, management determined that no indicators of impairment existed.
     Certain student housing properties are classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the nine months ended September 30, 2007, no impairment loss on student housing properties held for sale was recognized.

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
Debt premiums/discounts
     Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an adjustment to interest using the effective interest method.
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
Earnings per share
     The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At September 30, 2007, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	913,738
University Towers Operating Partnership units	269,757
Restricted Stock (unvested shares)	84,117
Profits Interest Units	275,000

Total potentially dilutive securities	1,542,612

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

Goodwill and other intangible assets
     The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
Minority interests
     Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each month.
Comprehensive Income
     The Trust follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. For all periods presented, comprehensive income (loss) is equal to net income (loss).
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
     Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing properties and includes revenues from leasing apartments by the bed, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by nonrefundable application and service fees and a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts except as noted below related to other leasing revenue. At certain student housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
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
    Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.
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

Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust has no unrecognized tax benefits as of September 30, 2007. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years generally include tax years 2004-2006 as of the date of adoption. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.
3. Investments in unconsolidated entities
     As of September 30, 2007, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:
•	University of Louisville Apartment Developers LLC, a Kentucky limited liability company, 50% owned by AOES

•	National Development/Allen & O’Hara CUPA, LLC, a Pennsylvania limited liability company, 50% owned by AODC

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership

•	AODC/CPA, LLC, a Delaware limited liability company, 50% owned by AODC

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership

•	APF EDR, LP, a Delaware limited partnership, 10% owned by the Operating Partnership

•	APF EDR Food Services, LP, a Delaware limited partnership, 10% owned by the Operating Partnership

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership
     The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies, and limited partnerships for the nine months ended September 30, 2007 and 2006:

	2007	2006
Results of Operations:
Revenues	$8,871	$1,418
Net income (loss)	(3,590)	1,104
Equity in earnings (losses) of unconsolidated entities	$(245)	$573
     These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.
4. Debt
Term loan and revolving credit facility
     On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. On June 8, 2007, the Trust prepaid the entire balance outstanding on the Term Loan with the proceeds received from the sale of the student housing property discussed in Note 8. In conjunction with this prepayment, the Trust recognized a loss from early extinguishment of debt totaling $174 consisting of the write-off of unamortized deferred financing costs.

     The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At September 30, 2007, there was $2,200 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (7.57% at September 30, 2007).
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
     The Operating Partnership’s Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. During January 2007, the Trust determined it would be in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007, the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, the First Amendment states that if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment, the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis. At September 30, 2007, the Trust attained an interest coverage ratio of 1.87:1.00. Accordingly, the interest coverage ratio covenant will revert back to 1.85:1.00 on a prospective basis.
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including September 30, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.
     During the nine months ended September 30, 2007, the Trust issued 1,571,692 shares of common stock under the direct stock purchase plan, raising net proceeds of approximately $22,530 which were primarily used to pay down the Amended Revolver.
Mortgage debt
     At September 30, 2007, the Trust had outstanding mortgage indebtedness of $422,071 (net of unamortized debt premium of $1,849). During the nine months ended September 30, 2007, the Trust refinanced $29,900 of maturing mortgage debt bearing interest at 6.63% and $26,500 of maturing mortgage debt bearing interest at 3.49%. In connection with the refinancing, the Trust incurred $549 of financing costs. The new mortgages are interest only at a fixed rate of 5.55% through March 1, 2012 and 5.59% through May 1, 2014, respectively. The scheduled maturities of outstanding mortgage indebtedness at September 30, 2007 are as follows:

Fiscal Year Ending
2007 (3 months ended December 31, 2007)	$954
2008	26,481
2009	285,050
2010	888
2011	947
Thereafter	105,902

Total	420,222
Unamortized debt premium/discounts	1,849

Outstanding at September 30, 2007, net of unamortized premiums/discounts	$422,071

     At September 30, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.90% and carried an average term to maturity of 2.72 years.
5. Segments
     Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and third-party management services. Management evaluates each segment’s performance based on pretax income and net operating income, which is defined as income before depreciation, amortization, interest expense, interest income and equity in earnings of unconsolidated entities. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30, 2007					Nine months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$62,381	$—	$—	$—	$62,381	$58,723	$—	$—	$—	$58,723
Student housing food service revenue	1,744	—	—	—	1,744	2,670	—	—	—	2,670
Other leasing revenue	10,377	—	—	—	10,377	10,577	—	—	—	10,577
Third-party development consulting services	—	3,354	—	—	3,354	—	2,283	—	—	2,283
Third-party management revenue	—	—	2,447	—	2,447	—	—	2,051	—	2,051
Intersegment revenues	—	—	2,545	(2,545)	—	—	—	2,470	(2,470)	—
Operating expense reimbursements	—	—	—	7,055	7,055	—	—	—	5,891	5,891

Total revenues	74,502	3,354	4,992	4,510	87,358	71,970	2,283	4,521	3,421	82,195

Operating Expenses:
Student housing leasing operations	31,227	—	—	—	31,227	29,706	—	—	—	29,706
Student housing food service operations	1,683	—	—	—	1,683	2,427	—	—	—	2,427
General and administrative	102	1,985	4,976	—	7,063	4	1,601	3,653	—	5,258
Intersegment expenses	2,545	—	—	(2,545)	—	2,470	—	—	(2,470)	—
Reimbursable operating expenses	—	—	—	7,055	7,055	—	—	—	5,891	5,891

Total operating expenses	35,557	1,985	4,976	4,510	47,028	34,607	1,601	3,653	3,421	43,282

Net operating income	38,945	1,369	16	—	40,330	37,363	682	868	—	38,913
Nonoperating expenses(1)	43,803	—	—	—	43,803	47,133	—	—	—	47,133

	Nine months ended September 30, 2007					Nine months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(4,858)	1,369	16	—	(3,473)	(9,770)	682	868	—	(8,220)
Equity in earnings of unconsolidated entities	(466)	221	—	—	(245)	(14)	587	—	—	573

Income (loss) before taxes, minority interest and discontinued operations(3)	$(5,324)	$1,590	$16	$—	$(3,718)	$(9,784)	$1,269	$868	$—	$(7,647)

Total segment assets, as of September 30, 2007 and December 31, 2006 (2)	$755,685	$3,873	$7,645	$—	$767,203	$818,832	$2,082	$5,567	$—	$826,481

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The significant decrease in segment assets related to student housing leasing from that presented at December 31, 2006 relates to the disposition of the student housing property known as the Village on Tharpe as described in Note 8 and normal depreciation in the first nine months of 2007. The increase of $1,791 in segment assets related to third party development consulting services is due to an increase of approximately $531 in development fee receivables and an increase of operating cash at the end of the current quarter.

(3)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$(3,718)	$(7,647)
Other unallocated corporate expenses (4)	(5,221)	(4,627)

Net loss before income taxes, minority interest and discontinued operations	$(8,939)	$(12,274)

(4)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $2,982 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the nine months ended September 30, 2006.

The following table represents segment information for the three months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007					Three months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$19,378	$—	$—	$—	$19,378	$18,166	$—	$—	$—	$18,166
Student housing food service revenue	642	—	—	—	642	895	—	—	—	895
Other leasing revenue	3,509	—	—	—	3,509	3,709	—	—	—	3,709
Third-party development consulting services	—	1,287	—	—	1,287	—	856	—	—	856
Third-party management revenue	—	—	844	—	844	—	—	653	—	653
Intersegment revenues	—	—	851	(851)	—	—	—	814	(814)	—
Operating expense reimbursements	—	—	—	2,672	2,672	—	—	—	2,146	2,146

Total revenues	23,529	1,287	1,695	1,821	28,332	22,770	856	1,467	1,332	26,425

Operating Expenses:
Student housing leasing operations	12,803	—	—	—	12,803	12,344	—	—	—	12,344
Student housing food service operations	611	—	—	—	611	844	—	—	—	844
General and administrative	16	714	1,629	—	2,359	—	547	1,141	—	1,688
Intersegment expenses	851	—	—	(851)	—	814	—	—	(814)	—
Reimbursable operating expenses	—	—		2,672	2,672	—	—	—	2,146	2,146

Total operating expenses	14,281	714	1,629	1,821	18,445	14,002	547	1,141	1,332	17,022

Net operating income	9,248	573	66	—	9,887	8,768	309	326	—	9,403
Nonoperating expenses(1)	14,041	—	—	—	14,041	16,037	—	—	—	16,037

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(4,793)	573	66	—	(4,154)	(7,269)	309	326	—	(6,634)

	Three months ended September 30, 2007					Three months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Equity in earnings of unconsolidated entities	(261)	14	—	—	(247)	(14)	162	—	—	148

Income (loss) before taxes, minority interest and discontinued operations(2)	$(5,054)	$587	$66	$—	$(4,401)	$(7,283)	$471	$326	$—	$(6,486)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$(4,401)	$(6,486)
Other unallocated corporate expenses (3)	(1,776)	(1,558)

Net loss before income taxes, minority interest and discontinued operations	$(6,177)	$(8,044)

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $1,282 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended September 30, 2006.
6. Commitments and contingencies
    In connection with one of the Trust’s student housing portfolio acquisitions, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988 related to one of the student housing properties. In October 2002, the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
     The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2007 and is secured by the Operating Partnership’s existing revolving credit facility.
     On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced.
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
     On June 28, 2007, the Trust completed the acquisition of land in Carbondale, Illinois for $1,946 in order to develop a wholly owned student apartment community near Southern Illinois University. Since the acquisition we have incurred an additional $511 in costs to develop the community. All costs are classified as assets under development on the condensed consolidated balance sheet.
8. Disposition of real estate investments and discontinued operations
     On June 5, 2007, the Trust sold the Village on Tharpe (“Tharpe”) student housing property for a purchase price of $50,000, resulting in net proceeds of approximately $48,942. The net proceeds where used to pay off the Term Loan (see Note 4). The resulting gain on disposition of approximately $1,579, net of minority interest, is included in discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007. Accordingly, the results of operations of Tharpe are included in discontinued operations for all periods presented. In accordance with the provisions of SFAS No. 144, the Trust ceased depreciation on the property when it met the held for sale criteria.
     The following table summarizes income from discontinued operations, net of minority interest, and the related realized gains on sales of real estate from discontinued operations, net of minority interest, for the nine months ended September 30, 2007 and 2006:

	2007	2006
Student housing leasing revenue	$2,692	$4,699
Student housing leasing operating expenses	(1,129)	(2,453)
Depreciation and amortization	(711)	(1,541)
Minority interest in Operating Partnership	(35)	(36)

Income from discontinued operations (net of minority interest)	$817	$669

Gain on sale of student housing property	$1,644	$—
Minority interest in Operating Partnership	(65)	—

Gain on sale of student housing property (net of minority interest)	$1,579	$—

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
     During the year ended December 31, 2006, the Trust issued 4,000 shares to its executive officers and 2,000 shares to its independent directors. The 2006 issuances vested immediately. During the nine months ended September 30, 2007, the Trust issued 4,000 shares to its executive officers and 4,000 shares to its independent directors, which vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At September 30, 2007 and December 31, 2006, unearned compensation totaled $1,412 and $1,866, respectively and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2007 and 2006, compensation expense of $453 and $500, respectively, was recognized during each period in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.
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
     A summary of incentive plan activity for the nine months ended September 30, 2007 is as follows:

		Restricted
	PIU’s	Stock	Total
Outstanding at December 31, 2006	265,000	192,000	457,000
Granted	7,500	4,000	11,500
Redeemed	(2,500)	—	(2,500)

Outstanding at March 31, 2007	270,000	196,000	466,000

Granted	—	4,000	4,000
Redeemed	(2,500)	—	(2,500)

Outstanding at June 30, 2007	267,500	200,000	467,500

Granted	7,500	—	7,500
Redeemed	—	—	—

Outstanding at September 30, 2007	275,000	200,000	475,000

Vested at September 30, 2007	275,000	115,883	390,883

     Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006 was approximately $595 and $600, respectively.
10. Subsequent events
     On October 9, 2007, our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ending on September 30, 2007. The distribution is payable on November 6, 2007 to shareholders of record at the close of business on October 23, 2007.

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
Our Business Segments
     We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third-party management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, interest income, equity in earnings of unconsolidated entities and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006. Intercompany fees are reflected at the contractually stipulated amounts.
     Student Housing Leasing
     Student housing leasing revenue represented approximately 92.8% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2007. Our revenue related to food service operations is included in this segment. Additionally, this segment includes other leasing revenue related to the Place Portfolio lease.
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

     The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2007 and 2006, approximately 68.5% and 68.3%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.
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
     Third-Party Management Services
     Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 3.0% of our revenue for the nine months ended September 30, 2007. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
     Third-Party Development Consulting Services
     Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 4.2% of our revenue for the nine months ended September 30, 2007. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also at times we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment.
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
Trends and Outlook
     Rents and Occupancy
     We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. For the nine months ended September 30, 2007, same community revenue per available bed increased to $376 and same community physical occupancy increased to 93.3% compared to revenue per available bed of $359 and physical occupancy of 92.4% for the nine months ended September 30, 2006.
     We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations.

     General and Administrative Costs
     In 2006, we experienced additional payroll costs related to growth and costs associated with formulating and documenting our internal control systems to comply with the Sarbanes Oxley Act of 2002. In 2007, we have continued to experience increases in salaries and staffing costs primarily related to the growth of each business segment.
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
     Revenue and Cost Recognition of Third-Party Development Consulting Services
     Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Occasionally, our development consulting contracts include a provision whereby we can participate in project savings resulting from our successful cost management efforts. We recognize these revenues once all contractual terms have been satisfied and we have no future performance requirements. This typically occurs near the end of the construction period. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Because as a REIT, we are required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
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
     Property acquisitions are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and accordingly, the results of operations are included from the respective dates of acquisition. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows, and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
     Certain student housing properties are classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the nine months ended September 30, 2007, no impairment loss on student housing properties held for sale was recognized.
     Repairs and Maintenance
     The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use.
     Long Lived Assets — Impairment
     Management is required to assess whether there are any indicators that our real estate properties may be impaired in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust has no unrecognized tax benefits as of September 30, 2007. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years generally include tax years 2004-2006 as of the date of adoption. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lower priority in unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159”), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.
Results of Operations for the Nine Months Ended September 30, 2007 and 2006
     The following table presents the results of operations for Education Realty Trust, Inc. for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30, 2007					Nine months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$62,381	$—	$—	$—	$62,381	$58,723	$—	$—	$—	$58,723
Student housing food service revenue	1,744	—	—	—	1,744	2,670	—	—	—	2,670
Other leasing revenue	10,377	—	—	—	10,377	10,577	—	—	—	10,577
Third-party development consulting services	—	3,354	—	—	3,354	—	2,283	—	—	2,283
Third-party management revenue	—	—	2,447	—	2,447	—	—	2,051	—	2,051
Intersegment revenues	—	—	2,545	(2,545)	—	—	—	2,470	(2,470)	—
Operating expense reimbursements	—	—	—	7,055	7,055	—	—	—	5,891	5,891

Total revenues	74,502	3,354	4,992	4,510	87,358	71,970	2,283	4,521	3,421	82,195

Operating Expenses:
Student housing leasing operations	31,227	—	—	—	31,227	29,706	—	—	—	29,706
Student housing food service operations	1,683	—	—	—	1,683	2,427	—	—	—	2,427
General and administrative	102	1,985	4,976	—	7,063	4	1,601	3,653	—	5,258
Intersegment expenses	2,545	—	—	(2,545)	—	2,470	—	—	(2,470)	—

	Nine months ended September 30, 2007					Nine months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Reimbursable operating expenses	—	—	—	7,055	7,055	—	—	—	5,891	5,891

Total operating expenses	35,557	1,985	4,976	4,510	47,028	34,607	1,601	3,653	3,421	43,282

Net operating income	38,945	1,369	16	—	40,330	37,363	682	868	—	38,913
Nonoperating expenses(1)	43,803	—	—	—	43,803	47,133	—	—	—	47,133

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(4,858)	1,369	16	—	(3,473)	(9,770)	682	868	—	(8,220)
Equity in earnings of unconsolidated entities	(466)	221	—	—	(245)	(14)	587	—	—	573

Income (loss) before taxes, minority interest and discontinued operations(2)	$(5,324)	$1,590	$16	$—	$(3,718)	$(9,784)	$1,269	$868	$—	$(7,647)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net loss before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$(3,718)	$(7,647)
Other unallocated corporate expenses (3)	(5,221)	(4,627)

Net loss before income taxes, minority interest and discontinued operations	$(8,939)	$(12,274)

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $2,982 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the nine months ended September 30, 2006.

Student housing leasing
     Student housing operating statistics for all owned and managed properties for the nine months ended September 30, 2007 and 2006 were as follows (excludes Place properties):

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2006	Difference
Occupancy
Physical (1)	92.8%	92.2%	0.6%
Economic (2)	92.2%	89.0%	3.2%
NarPAB (3)	$348	$334	$14
Other income per avail. bed (4)	$25	$24	$1
RevPAB (5)	$373	$358	$15
Operating expense per bed (6)	$187	$181	$6
Operating margin	49.9%	49.4%	0.5%
Design Beds (7)	167,139	164,019	3,120

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expense excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Total revenue in the student housing leasing segment was $74,502 for the nine months ended September 30, 2007. This represents an increase of $2,532 or 3.5% from the same period in 2006. Student housing leasing revenue increased 6.2%, contributing $3,658 to the overall increase. Student housing leasing revenue growth consisted of a $941 increase related to the acquisition of the Players Club located in Statesboro, Georgia in June of 2006, and a $2,717 or 4.7% increase in same community revenue. Growth in same community revenue was driven by an approximate 2.1% improvement in rates, 1.1% improvement in occupancy, 0.4% improvement in other income and a 1.1% increase due to less vacant days during the turn period in the current leasing year compared to prior leasing year. Offsetting the improvement in student housing leasing revenue was a $926 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006. Other leasing revenue, which represents revenue on a master lease of 13 properties to a third-party, decreased $200 for the nine months ended September 30, 2007 compared to the same period in 2006. The Trust has the right to receive “Additional Rent” annually if the properties exceed certain criteria defined by the lease agreement. The decrease in other leasing revenue is due to a decline in the additional rent recognized for the nine months ended September 30, 2007 compared to the same period in 2006.
    Operating expenses in the student housing leasing segment increased $950 or 2.7% to $35,557 for the nine months ended September 30, 2007, as compared to the same period in 2006. Student housing leasing operations increased a total of $1,521 or 5.1% over the prior year, with $633 of the increase attributable to adding Players Club to the portfolio and $888 attributable to a 3.0% increase in same community expenses. Increases in utility costs of $419, insurance costs of $169, and credit card and collection related costs of $360 were the main drivers of the increase in same community expenses and were offset by decreases in payroll expenses, turn costs and real estate taxes. The increase in student housing leasing operations was offset by a $744 decline in student housing food service operations related to the termination of the food service contract discussed above.

     Equity in earnings in unconsolidated entities decreased $452 from the nine months ended September 30, 2006 to a loss of $466 for the nine months ended September 30, 2007. This represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. Three of the four investments were acquired subsequent to September 30, 2006.

Third-party development consulting services
     The following table represents the development consulting projects that were active during the nine months ended September 30, 2007 and 2006:

			Recognized Earnings
Project	Beds	Fee Type	2007	2006	Difference
Slippery Rock University — Phase I	1,390	Development fee	$46	$1,264	$(1,218)
Indiana University of Pennsylvania	734	Development fee	712	422	290
University of Michigan	896	Development fee	196	459	(263)
University of North Carolina — Greensboro	600	Construction oversight fee	49	45	4
University of Louisville — Phase III	359	Construction oversight fee	—	57	(57)
University of Alabama — Birmingham	753	Construction oversight fee	—	36	(36)
University of Alabama — Tuscaloosa	631	Development fee	978	—	978
Slippery Rock University — Phase II	746	Development fee	713	—	713
Indiana University of Pennsylvania — Phase II	1,102	Development fee	660	—	660

Third-party development consulting services			$3,354	$2,283	$1,071

California University of Pennsylvania — Phase IV	447	Development fee	$—	$—	$—
California University of Pennsylvania — Phase V	356	Development fee	118	225	(106)
University of North Carolina — Greensboro	600	Development fee	112	105	7
University of Louisville — Phase III	359	Development fee	(9)	124	(133)
University of Alabama — Birmingham	753	Development fee	—	133	(133)

Equity in earnings of unconsolidated entities			$221	$587	$(366)

     Third-party development consulting services revenue increased by $1,071 or 46.9% to $3,354 for the nine months ended September 30, 2007, as compared to the same period in 2006. During the nine months ended September 30, 2007, AODC was engaged in seven active development projects representing 6,099 beds, AODC initiated work on Slippery Rock University Phase II and Indiana University of Pennsylvania Phase II and completed work on Slippery Rock Phase I, California University of Pennsylvania Phase V, Indiana University of Pennsylvania Phase I, University of North Carolina- Greensboro and University of Alabama- Tuscaloosa. During the same period in 2006, revenue of $2,283 was recognized, which included development fee revenue on three projects and construction oversight fees related to three other projects.
     The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by AODC but also represents a shift in the percentage of new projects AODC contracted directly. In previous years, the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities. The shift to direct contracts caused equity in earnings of unconsolidated entities in the third-party development consulting services segment to decrease $366 or 62.3% from the prior year. There were four joint ventures with active development projects in 2006, compared to two in 2007.
     General and administrative costs in the third-party development consulting services segment increased $384 to $1,985 for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead costs allocated to the segment.
Third-party management services
     Total third-party management services revenue increased by $471 or 10.4% to $4,992 for the nine months ended September 30, 2007, as compared to the same period in 2006. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $75 of the increase by way of intersegment revenue, while third-party management fee revenue increased $396 or 19.3% to $2,447 for the nine months ended September 30, 2007. The increase in third-party fees consists of $420 related to seven new management contracts entered into during the first quarter of 2007, $49 related to a community that came out of development in August of 2006, $301 related to four contracts entered into in the fall of 2006 to manage properties for which we also have an ownership interest, and $47 related to revenue growth in existing contracts. These increases were partially offset by a decrease of $421 in third-party fees as a result of three terminated contracts.
     General and administrative costs for our third-party management services segment increased $1,323 to $4,976 for the nine months ended September 30, 2007, as compared to the same period in 2006. The increase reflects incremental salaries and overhead costs related to the additional management contracts and intersegment management revenue volume noted above, and increased travel and integration costs related to the new contracts added in late 2006 and in 2007.
Nonoperating expenses
     Nonoperating expenses decreased $3,330 to $43,803 for the nine months ended September 30, 2007, as compared to same period in 2006. This decrease is primarily driven by a $2,005 decline in depreciation expense due to fully depreciated assets that remain in service and a $1,305 decline in interest expense related to the repayment of the Term Loan and Amended Revolver during the nine months ended September 30, 2007.
Unallocated corporate expenses
     Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the nine months ended September 30, 2007, unallocated corporate expenses were $5,221, an increase of $594 or 12.8% over the prior year. The majority of this increase is due to higher salary and overhead costs related to growth driven increases in head count over the prior year. These increases were partially offset by a decrease in third-party service provider fees from 2006, which included first year implementation costs of Sarbanes Oxley.
Results of Operations for the Three Months Ended September 30, 2007 and 2006
     The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007					Three months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$19,378	$—	$—	$—	$19,378	$18,166	$—	$—	$—	$18,166
Student housing food service revenue	642	—	—	—	642	895	—	—	—	895
Other leasing revenue	3,509	—	—	—	3,509	3,709	—	—	—	3,709
Third-party development consulting services	—	1,287	—	—	1,287	—	856	—	—	856
Third-party management revenue	—	—	844	—	844	—	—	653	—	653
Intersegment revenues	—	—	851	(851)	—	—	—	814	(814)	—
Operating expense reimbursements	—	—	—	2,672	2,672	—	—	—	2,146	2,146

Total revenues	23,529	1,287	1,695	1,821	28,332	22,770	856	1,467	1,332	26,425

Operating Expenses:
Student housing leasing operations	12,803	—	—	—	12,803	12,344	—	—	—	12,344

	Three months ended September 30, 2007					Three months ended September 30, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Student housing food service operations	611	—	—	—	611	844	—	—	—	844
General and administrative	16	714	1,629	—	2,359	—	547	1,141	—	1,688
Intersegment expenses	851	—	—	(851)	—	814	—	—	(814)	—
Reimbursable operating expenses	—	—	—	2,672	2,672	—	—	—	2,146	2,146

Total operating expenses	14,281	714	1,629	1,821	18,445	14,002	547	1,141	1,332	17,022

Net operating income	9,248	573	66	—	9,887	8,768	309	326	—	9,403
Nonoperating expenses(1)	14,041	—	—	—	14,041	16,037	—	—	—	16,037

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(4,793)	573	66	—	(4,154)	(7,269)	309	326	—	(6,634)
Equity in earnings of unconsolidated entities	(261)	14	—	—	(247)	(14)	162	—	—	148

Income (loss) before taxes, minority interest and discontinued operations(2)	$(5,054)	$587	$66	$—	$(4,401)	$(7,283)	$471	$326	$—	$(6,486)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$(4,401)	$(6,486)
Other unallocated corporate expenses (3)	(1,776)	(1,558)

Net loss before income taxes, minority interest and discontinued operations	$(6,177)	$(8,044)

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense of $1,282 related to borrowings on our revolving line of credit that were used to acquire the Place Portfolio was previously an unallocated corporate expense. This amount has been reclassified to the student housing leasing segment for the three months ended September 30, 2006.

Student housing leasing
     Student housing operating statistics for all owned and managed properties for the three months ended September 30, 2007 and 2006 were as follows (excludes Place properties):

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2007	2006	Difference
Occupancy
Physical (1)	92.2%	91.7%	0.5%
Economic (2)	85.7%	80.7%	5.0%

NarPAB (3)	$323	$301	$22
Other income per avail. bed (4)	$25	$25	$0
RevPAB (5)	$348	$326	$22

Operating expense per bed (6)	$230	$222	$8

Operating margin	33.9%	32.0%	1.9%
Design Beds (7)	55,713	55,713	—

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expense excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
     Total revenue in the student housing leasing segment was $23,529 for the three months ended September 30, 2007. This represents an increase of $759 or 3.3% from the same period in 2006. Student housing leasing revenue, which is all same community revenue for the quarter, contributed an increase of $1,212 or 6.7% quarter over quarter. This same community revenue growth was driven by an approximate 2.9% improvement in rates, 0.8% improvement in occupancy and a 3.0% increase in revenue due to less vacant days during the turn period in the current leasing year compared to prior leasing year. Offsetting the improvement in student housing leasing revenue was a $253 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006, and a $200 decline in other lease revenue as a result of lower “additional rent” related to the master lease of 13 properties referred to as the Place Portfolio to a third-party.
    Operating expenses in the student housing leasing segment increased $279 or 1.9% to $14,281 for the three months ended September 30, 2007, as compared to the same period in 2006. Student housing leasing operations increased a total of $459 or 3.7% over the sane quarter in 2006. Increases in general and administrative costs, mostly related to credit card and collection related expenses, contributed to $362 of the increase, while student amenities, insurance costs and real estate taxes contributed equally to a majority of the remaining increase. The increase in student housing leasing expenses was offset by a $233 decline in student housing food service operations related to the termination of the food service contract discussed above.
     Equity in earnings in unconsolidated entities was a loss of $261 for the quarter ended September 30, 2007 compared to a loss of $14 on the same quarter of 2006. This represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. Three out of the four investments occurred subsequent to September 30, 2006.
Third-party development consulting services

     Third-party development consulting services revenue increased by $431 or 50.4% to $1,287 for the three months ended September 30, 2007, as compared to the same period in 2006. During the quarter ended September 30, 2007, we were engaged in seven active development projects representing 6,099 beds. During the same period in 2006, revenues of $856 related to development fee revenue recognized on three projects representing 2,973 beds and construction oversight fees related to three other projects.
     The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by our development subsidiary AODC but also represents a shift in the percentage of new projects AODC contracts directly. In previous years, the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities. This shift caused equity in earnings of unconsolidated entities in the third-party development consulting services segment to decrease $148 or 91.4% from the third quarter of 2006.
     General and administrative costs in the third-party development consulting services segment increased $167 to $714 for the three months ended September 30, 2007, as compared to the same period in 2006. This increase is a result of the higher volume of development projects and increases in staffing and corporate overhead costs allocated to the segment.
Third-party management services
     Total third-party management services revenue increased by $228 or 15.5% to $1,695 for the three months ended September 30, 2007. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $37 of the increase by way of intersegment revenue, while third-party management fee revenue increased $191 or 29.2% to $844 for the three months ended September 30, 2007. The increase in third-party fees consists of $152 related to six new management contracts entered during the first quarter of 2007, $6 related to one property that came out of third-party development and opened in the third quarter of 2006, and $112 related to four contracts to manage properties for which we also have an ownership interest. These contracts were entered into in the fall of 2006; however, one of these contracts related to a property that did not open until the third quarter of 2007. These increases were offset by $114 as a result of two contracts that were terminated in the second half of 2006.
     General and administrative costs for our third-party management services segment increased $488 to $1,629 for the three months ended September 30, 2007. The increase reflects incremental salaries and overhead costs related to the additional management contracts and intersegment management revenue volume noted above and increased travel and integration costs related to the new contracts added in 2007.
Nonoperating expenses
     Nonoperating expenses decreased $1,996 to $14,041 for the three months ended September 30, 2007. This decrease is primarily driven by a $761 decline in depreciation expense due to fully depreciated assets that remain in service and a $1,243 decline in interest expense related to the repayment of the Term Loan in June of 2007.
Unallocated corporate expenses
     Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended September 30, 2007 unallocated corporate expenses were $1,776, an increase of $218 over the prior year. The majority of this increase is due to higher salary and overhead costs related to growth driven increases in head count over the prior year as well as additional costs related to an accounting system implementation in the third quarter of 2007. These increases were partially offset by a decrease in third party service provider fees from 2006, which included first year implementation costs of Sarbanes Oxley.
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
     The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net loss for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(5,802)	$(8,189)	$(6,099)	$(11,483)
Less gain on sale of student housing property, net of minority interest	—	—	(1,579)	—
Plus student housing property depreciation and amortization of lease intangibles	7,824	8,585	23,633	25,638
Plus equity portion of real estate depreciation and amortization on equity investees	149	5	340	5
Plus depreciation and amortization of discontinued operations	—	526	711	1,541
Plus minority interest	(337)	(485)	(306)	(550)

Funds from operations	$1,834	$442	$16,700	$15,151

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
     The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At September 30, 2007, there was $2,200 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (7.57% at September 30, 2007).
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
     The Operating Partnership’s Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. In January 2007, the Trust determined it would be in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007, the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, due to the fact the Trust attained an interest coverage ratio greater than 1.85:1.00 during the effective period, 1.87:1.00 for the nine months ended September 30, 2007, the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis.
     The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including September 30, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.

   During the nine months ended September 30, 2007, the Trust issued 1,571,692 shares of common stock under the direct stock purchase plan, raising net proceeds of approximately $22,530 which was primarily used to pay down the Amended Revolver.
   Liquidity outlook and capital requirements
   At September 30, 2007, we had $3,171 of cash, a decrease of $3,256 from December 31, 2006.  During the same period we reduced debt by $69,062, improving our overall leverage ratio from 54.2% at December 31, 2006 to 51.3% at September 30, 2007.
     During the nine months ended September 30, 2007, we generated $23,075 cash from operations, received $48,942 of proceeds from the sale of Tharpe and received $22,530 in proceeds from our direct stock purchase plan. In addition to funding working capital needs, this allowed us to repay the remaining $47,000 outstanding under the Term Loan, pay down $20,200 outstanding under the Amended Revolver, invest $2,457 in a new development and distribute $18,060 to our stockholders.

     Our current liquidity needs include funds for distributions to our stockholders and unit holders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. However, distributions for the nine months ended September 30, 2006 outpaced cash from operations during the same period. The resulting operating cash shortfall of $5,353 was funded by draws on our revolving line of credit. Distributions for the nine months ended September 30, 2007 totaled $18,060 or $0.62 per weighted average share/unit compared to cash provided by operations of $23,075 or $0.83 per weighted average share/unit for the same period. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
     An additional source of capital is the possible disposition of non-core properties. We continually assess all of our properties, the markets they are in, and the universities they serve to determine if any dispositions are necessary or appropriate.  During the nine months ended September 30, 2007, a student housing property located in Tallahassee, Florida was sold for proceeds of $48,942.  These proceeds were first used to repay the Term Loan and the remainder was used to pay down the Amended Revolver.  The sale of any unencumbered asset would provide additional capital to most likely paydown debt or possibly finance acquisitions or other operational needs.
     Based on our closing share price of $13.50 on September 28, 2007, our total enterprise value was $823,243. With total debt outstanding on September 30, 2007 of $422,422, our current debt to total enterprise value was 51.3%. We believe our capital structure and current FFO and distribution targets along with the $97,800 availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments. Current market conditions and rising interest rates are expected to make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain financing under satisfactory conditions or that we will make any investments in additional properties.
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
     Predevelopment expenditures
     Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits, and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. We typically obtain from the project owner a guarantee of repayment of these predevelopment expenditures, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that a project financing is not obtained. During the nine months ended September 30, 2007, we purchased land for the development of a student housing property in Carbondale, Illinois. This is the first property that will be developed with the intent of ownership by the Trust; thus, increasing our exposure and capital requirements related to development.

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
     During the nine months ended September 30, 2007, we refinanced $29,900 of maturing mortgage debt bearing interest of 6.63% and $26,500 of maturing mortgage debt bearing interest at 3.49%. The new mortgages are interest only at a fixed rate of 5.55% through March 1, 2012 and 5.59% through May 1, 2014, respectively.
     Commitments and Contractual obligations
     The following table summarizes our contractual obligations as of September 30, 2007:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$3,154	$311,531	$1,835	$105,902	$422,422
Contractual Interest Obligations(2)	6,330	41,249	12,900	6,270	66,749
Operating Lease and Future Purchase Obligations (3)	774	4,279	3,213	852	9,118
Capital Reserve Obligations(4)	1,573	2,418	421	182	4,594

Total	$11,831	$359,477	$18,369	$113,206	$502,883

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and principal amortization on the Amended Revolver and the Term Loan. The first mortgage debt does not include $1,849 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
     At September 30, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.90% and carried an average term to maturity of 2.72 years.
     As of September 30, 2007, thirteen of our properties were unencumbered by mortgage debt. Six of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 revolving credit facility.
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
     On October 9, 2007, our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ending on September 30, 2007. The distribution is payable on November 6, 2007 to shareholders of record at the close of business on October 23, 2007.
Off-Balance Sheet Arrangements
     As discussed in Note 3 to the condensed consolidated financial statements we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $88,640 at September 30, 2007. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced.
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
     For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2007, we had fixed rate debt of $420,222. Holding other variables constant a 100 basis point increase in interest rates would cause a $8,985 decline in the fair value of our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9,359 increase in the fair value of our fixed rate debt. At September 30, 2007, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.90% and an average term to maturity of 2.7 years.
     At September 30, 2007, we had $2,200 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.
     99% of the Trust’s outstanding debt was subject to fixed rates at September 30, 2007. In the future, we may draw down on the Amended Revolver, and we may use derivative financial instruments to manage, or hedge, interest rate risks related to such a variable rate borrowing. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
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
     Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
     During the nine months ended September 30, 2007, the Trust implemented a new general ledger system and began the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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
Item 1A. Risk factors
     The following risk factors should be read together with the discussion of the Trust’s business and operations and the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.
     Financing our future growth plan or refinancing existing debt maturities could be impacted by negative capital market conditions. Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance our pending or new acquisitions as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.
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

EDUCATION REALTY TRUST, INC.

Date: November 7, 2007	By /s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 7, 2007	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: November 7, 2007	By /s/ J. Drew Koester
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