Form 10-K
period 2007-12-31
Education Realty Trust, Inc.
filed 2008-03-04
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 300	38117
Memphis Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (901) 259-2500
Securities registered pursuant to section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the registrants common stock held by non-affiliates of the registrant was approximately $397 million, based on the closing sales price of $14.03 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 28, 2008, the Registrant had 28,506,966 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders into Part III of this Form 10-K to the extent stated herein.
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things discussion and analysis of the financial condition of Education Realty Trust, Inc., our strategic plans and objectives, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in “Item 1A — Risk Factors” below.

EDUCATION REALTY TRUST, INC.      FISCAL 2007      FORM 10-K

PART I
Item 1. Business.
(Dollars in thousands, except selected property information and share data)
Our Company
Education Realty Trust, Inc., which we refer to as EDR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, organized in July 2004 to develop, acquire, own and manage high quality student housing communities located near university campuses. We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc., or the EDR Predecessor, a company with over 40 years of experience as an owner, manager and developer of student housing. As of December 31, 2007, we own 39 student housing communities located in 17 states containing 24,463 beds in 7,466 apartment units located near 32 universities. As of December 31, 2007, we provide third-party management services for 27 student housing communities located in 11 states containing 15,453 beds in 4,750 apartment units at 20 universities. We also provide third-party development consulting services on student housing development projects mostly for universities but also for our own ownership and other third parties.
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
Following the closing of our Offering and our Formation Transactions, substantially all of our assets are held by, and we have conducted substantially all of our activities through Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly owned subsidiaries, Allen & O’Hara Education Services, Inc., which we refer to as our Management Company or AOES and Allen & O’Hara Development Company, LLC, which we refer to as our Development Company or AODC. The majority of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be.
We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 96.0% of the outstanding partnership units of our Operating Partnership, and 3.1% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team. Some of our officers also own an indirect interest in our Operating Partnership, which we refer to as “profits interest units,” which is held through ownership of units in Education Realty Limited Partner, LLC, a Delaware limited liability company controlled by us and that holds 0.9% of the aggregate interests in our Operating Partnership.
Since the Closing Date, University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, has held, owned and operated our University Towers property located in Raleigh, North Carolina. We own 67.0% of the units in the University Towers Partnership, and 33.0% of the University Towers Partnership is held by the former owners of our initial properties and assets including members of our management team.
REIT Status and Taxable REIT Subsidiary
We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. With the exception of income from our “taxable REIT subsidiary” or TRS, income earned under the REIT is not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our student-tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company electing, together with us, to be treated as our TRS. Our

Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and earned by our Development Company are deemed to be owned and earned by our Management Company.
Business and Growth Strategy
Our primary business objectives are to maximize cash flow available for distribution to our stockholders, and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve these objectives by (i) acquiring student housing communities nationwide that meet our focused investment criteria, (ii) maximizing net operating income from the operation of our owned properties through proactive and goal-oriented property management strategies, (iii) building our third-party business of management services and development consulting services and (iv) selectively developing properties for our own account.
Acquisition Strategy
We seek to acquire high quality, well-designed and well-located properties, with a focus on off-campus garden-style communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing student populations and an insufficient supply of student housing. We also seek to acquire investments in student housing communities that possess sound market fundamentals but are under-performing and would benefit from re-positioning, renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:
•	university and campus reputation;

•	competitive admissions criteria;

•	limited number of on-campus beds and limited plans for expansion;

•	distance of property from campus;

•	property unit mix;

•	competition;

•	significant out-of-state enrollment;

•	past operating performance;

•	potential for improved management;

•	ownership and capital structure;

•	presence of desired amenities;

•	maintenance and condition of the property;

•	access to a university-sponsored or public transportation line; and

•	parking availability.
In addition to the initial properties that we acquired on the Closing Date, we acquired an additional five properties in individual transactions throughout 2005. The five transactions had an aggregate purchase price of approximately $119,800 including the assumption of mortgage debt totaling $48,700. In January 2006, we acquired 13 student housing properties referred to as the Place Portfolio for $205,000, which includes the assumption of mortgage debt of $98,660, and in June 2006, we also acquired the Players Club property in Statesboro, Georgia for a purchase price of $12,900. Furthermore, in 2006 our senior management team utilized existing relationships with equity investors to acquire University Village Towers in Riverside, California, The Reserve on Stinson in Norman, Oklahoma and Fontainebleu in Santa Barbara, California through joint venture arrangements. In 2007, the development and construction of University Village in Greensboro, North Carolina was completed under a joint venture arrangement and the Trust will continue to hold an interest in the property going forward. Under the joint venture agreements, we hold a minority ownership interest in the properties and earn a fee for the management of the properties. This strategy enables us to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. We expect to continue pursuing these types of arrangements in the future.
Also in 2007, we acquired land in Carbondale, Illinois and began construction on a student housing community near Southern Illinois University. This represents the first community EDR is developing and building for its own ownership since becoming a public company.
Operating Strategy
We seek to maximize funds from the operations of the student housing communities that we own and manage through the following operational strategies.
Maximize property profitability. We seek to maximize property-level profitability through the use of cost control systems and our focused on-site management personnel. Some of our specific cost control initiatives include:
•	establishing internal controls and procedures for cost control consistently throughout our communities;

•	operating with flat property-level management structures, minimizing multiple layers of management;

•	negotiating service-level pricing arrangements with national and regional vendors and requiring corporate-level approval of service agreements for each community; and

•	conducting an annual assessment of the costs and effectiveness of each of our marketing strategies in order to place greater emphasis on lower cost/high-impact initiatives.
Proactive marketing practices. We have developed and implemented proactive marketing practices to enhance the visibility of our student housing communities and to optimize our occupancy rates. We thoroughly study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if need be, throughout the leasing period. We intend to continue to market our properties to students, parents and universities by emphasizing student-oriented living areas, state-of-the-art technology infrastructure, a wide variety of amenities and services and close proximity to the campus.
Develop and retain personnel. We staff each student housing community that we own or manage with a full-service on-site property management team. Each of our property management teams includes community assistants who plan activities and interact with students, enhancing their college experiences. We have developed policies and procedures to train each team of on-site employees and to provide them with corporate-based support for each essential operating function. To retain employees, we have developed an incentive-based compensation structure that is available to all of our on-site personnel.
Maintain and develop strategic relationships. We believe that establishing and maintaining relationships with universities is important to the ongoing success of our business. We believe that these relationships will continue to provide us with referrals that enhance our leasing efforts, opportunities for additional acquisitions of student housing communities and contracts for third-party services.
Third-Party Services
In addition to managing our owned student housing communities and developing communities for our ownership, we also provide management and development consulting services for third-parties. Universities and other third-party owners are increasingly turning to the private sector for assistance in developing and managing their student housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high quality student housing communities. We perform third-party services for student housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the University of Illinois, the California State University System, the Pennsylvania State System of Higher Education and the University of Alabama System.
In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Management Company and our Development Company. Unlike the income earned from our properties under the REIT, the income earned by our Management Company and our Development Company is subject to regular federal income tax and state and local income taxes where applicable.
Third-party management services
We provide third-party management services for student housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management contracts that have an initial term between five and ten years. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure. For the year ended December 31, 2007, our fees from third-party management services, excluding operating expense reimbursements represented 3.1% of our revenues.
The following table presents certain summary information regarding the student housing communities that we managed for other owners as of December 31, 2007:

Property	University	# of Beds	# of Units
On-campus properties
University Park — Calhoun Street Apartments	University of Cincinnati	747	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	578	145
University Park — Phase II	Salisbury University (Maryland)	312	108
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	358	101
University Village	California State University — San Marcos	620	126
Arlington Park Apartments	University of Northern Colorado	394	179
Blazer Hall	University of Alabama — Birmingham	753	190

Total on-campus		5,348	1,785
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,321	349
Illini Tower	University of Illinois at Champaign	725	206
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	685	210
The College Inn	North Carolina State University	440	121
Village at Chandler Crossing I	Michigan State & Central Michigan University	732	252
Village at Chandler Crossing II	Michigan State & Central Michigan University	336	84
The Club at Chandler Crossing	Michigan State & Central Michigan University	768	210
Landing at Chandler Crossing	Michigan State & Central Michigan University	936	306
The Village at Bluegrass	Michigan State & Central Michigan University	744	228
Upper Eastside Lofts	Sacramento State University	408	132
University Village (1)	University of North Carolina - Greensboro	600	203
University Village Towers (1)	University of California - Riverside	548	149
The Reserve on Stinson (1)	University of Oklahoma	612	204
Fontainebleu (1)	University of California - Santa Barbara	435	99

Total off-campus		10,105	2,965

Totals (for both on- and off-campus)		15,453	4,750

(1)	EDR holds a minority interest in the community.
Third-party development consulting services
We provide third-party development consulting services primarily to universities seeking to modernize their on-campus student housing communities but also to other third-party investors. Our development consulting services typically include the following:
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
By providing these services, we are able to observe emerging trends in student housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 25 student housing communities we have provided development-consulting services to since 2000, the property owners have awarded us third-party management services contracts for 15 with 10 universities electing to manage the communities in house under their existing infrastructure. In 2007, our fees from third-party development consulting services, excluding operating expense reimbursements, represented 4.9% of our revenues.
Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1,000,000 in value. We are currently providing third-party development services to Slippery Rock University of Pennsylvania, Indiana University of Pennsylvania, and to third parties near the University of Michigan, Ann Arbor and the University of California — Santa Barbara pursuant to signed definitive contracts. The aggregate project cost of these four projects is approximately $191,500. Additionally, we are providing pre-development, construction and management consulting services on a new project at West Chester University of Pennsylvania and an additional phase at Indiana University of Pennsylvania. In aggregate, these total approximately $154,000 in project costs. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In the case of tax exempt bond financed projects, definitive contracts are not executed until bond closing.
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
We have developed policies and procedures to carefully select and develop each team of on-site employees and to provide each team with corporate-based support for each essential operating area, including lease administration, sales/marketing, community and university relations, student life administration, maintenance and loss prevention, accounting, human resources/benefits administration and information systems. The corporate level personnel responsible for each of these areas support each community manager’s leadership role, and are available as a resource to the community managers around the clock.
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
Leasing
Our standard lease begins in August and runs for approximately 11.5 months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is our University Towers community, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific student housing community. All leases are for a bed, in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. The “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.
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
Unlike conventional apartment communities that have monthly move-outs and renewals, our student housing community occupancies remain relatively stable throughout the academic year, but must be entirely re-leased at the beginning of each academic year. Because of the nature of leasing to students, we are highly dependent upon the success of our marketing and leasing efforts during the annual leasing season, generally

November through August. Our leasing staff undergoes intensive annual professional training to maximize the success of our leasing efforts.
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
Our senior management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. As it is our intention to develop a diverse portfolio of student housing communities, we also develop strategic relationships with equity investors in order to pursue acquisitions through joint venture arrangements. Acquisitions, through joint venture arrangements, allow us to obtain a minority interest in student housing communities in geographic markets where we are not currently present with less capital than if we acquired the properties on our own.
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
Employees
At December 31, 2007, we had approximately 1,196 employees, including:
•	1,110 on-site employees, including 448 Community Assistants;

•	17 people in our property management services department;

•	14 people in our development consulting services department; and

•	55 executive, corporate administration and financial personnel.
Our senior management team has over 200 years of collective experience working together in the EDR Predecessor’s student housing business. Our management team’s in-depth knowledge of the student housing industry results from hands-on experiences. Several of our executive officers began their careers as student-tenant employees or community managers responsible for managing individual student housing communities. The following table demonstrates our management team’s extensive experience in the student housing industry:

		Number
Key Employees	Title	of Years
Paul O. Bower	Chairman, Chief Executive Officer and President	38
Craig L. Cardwell	President of Allen & O’Hara Education Services, Inc.	36
Thomas J. Hickey	Senior Vice President of Allen & O’Hara Education Services, Inc.	35
Wallace L. Wilcox	Vice President of Construction	27
William W. Harris	President of Allen & O’Hara Development Company	25
Thomas Trubiana	Senior Vice President and Chief Investment Officer	31
Susan B. Arrison	Vice President of Human Resources	17
Randall H. Brown	Executive Vice President and Chief Financial Officer	8
NYSE Certifications
Our CEO certified to the New York Stock Exchange in 2007 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certifications required by section 302 of the Sarbanes-Oxley Act of 2002, which are contained herein as exhibits to this Form 10-K for the fiscal year ended December 31, 2007.
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
Additionally, a copy of this Annual Report on Form 10-K, along with EDR’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on EDR’s website, www.educationrealty.com, free of charge. The filings can be found in the SEC filings section of our website. EDR’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found in the Corporate Governance section of our website. Reference to the Company’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 530 Oak Court Drive, Suite 300, Memphis, Tennessee 38117.

Item 1A. Risk Factors.
Risks related to our properties and our business
Our results of operations are subject to the following risks inherent in the student housing industry: annual leasing cycle, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of a twelve-month lease.
We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months. In addition, students leasing under twelve-month leases may be more likely to default on their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing communities are typically leased during a leasing season that begins in November and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year.
Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.
Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. On March 30, 2006, we amended and restated our revolving credit facility and the Operating Partnership entered into a $50,000 senior unsecured term loan. On June 8, 2007, we prepaid the entire balance outstanding on the unsecured term loan. The amended credit facility has substantially the same terms as the original facility, including $100,000 of availability and customary affirmative and negative covenants. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions and the satisfaction of specified financial covenants, which include limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
We typically are awarded development consulting services business on the basis of a competitive award process, but definitive contracts are typically not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that the development consulting services contract will be executed. These costs could range up to $2,000 or more per project and typically include architects’ fees to design the property and contractors’ fees to price the construction. We typically seek to enter into a reimbursement agreement with the institution that requires the institution to provide a guarantee of our advances. However, we may not be successful in negotiating such an agreement. In addition, if an institution’s governing body does not ultimately approve our selection and the underlying terms of a pending development, we may not be able to recover these costs from the institution. In addition, when we are awarded development consulting business, we generally receive 50% of our fees at the time the project is financed, and the remainder is generally paid in monthly installments thereafter. As a result, the recognition and timing of revenues will, among other things differ from the timing of payments and be contingent upon the project owner’s successful structuring and closing of the project financing as well as the timing of construction.
We may not be able to recover internal development costs.
When developing student housing communities for our ownership on University land, definitive contracts are not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that a ground lease will be executed. These costs could range up to $1,000 or more and typically include architects’ fees to design the property and third party fees related to other predevelopment services. If an institution’s governing body does not ultimately approve the lease we will not be able to recover these predevelopment costs.
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
We cannot assure you that we will be able to identify real estate investments, including joint ventures, that meet our investment criteria, that we will be successful in completing any acquisition we identify or that any acquisition we complete will produce a return on our investment.
Our future growth will be dependent upon our ability to successfully acquire new properties and enter into joint ventures on favorable terms, which may be adversely affected by the following significant risks:
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

These events include:
•	local oversupply of student housing units, increased competition or reduction in demand for student housing;

•	inability to collect rent from tenants;

•	vacancies or our inability to lease beds on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing student demographics;

•	decreases in student enrollment at particular colleges and universities;

•	changes in university policies related to admissions;

•	national, regional and local economic conditions; and

•	rising interest rates.
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
Financing our future growth plan or refinancing existing debt maturities could be adversely impacted by negative capital market conditions.
Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms, if at all. Our ability to finance our pending or new acquisitions as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.
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
The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or be liable for private action money damages. Furthermore, existing requirements could change and require us to make significant unanticipated expenditures that would materially and adversely affect us.
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
We depend upon the services of our key personnel, particularly Paul O. Bower, our Chairman, Chief Executive Officer and President, Randall H. Brown, our Executive Vice President and Chief Financial Officer, Thomas Trubiana, our Chief Investment Officer, and Craig L. Cardwell, our President of Allen & O’Hara Education Services, Inc. Messrs. Bower, Trubiana and Cardwell each have been in the student housing business for over 30 years, and each of them has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. In addition, Mr. Brown possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
General
As of December 31, 2007, our properties consisted of 39 communities located in 17 states containing 24,463 beds in 7,466 apartment units located near 32 universities. On January 6, 2006, we completed the acquisition of the 13 collegiate student housing communities with a combined total of 5,894 beds from Place Properties, L.P. of Atlanta, Georgia. Under terms of the transaction, Place Properties sold its owned portfolio to the Operating Partnership and then leased back the properties and operated them with the existing management teams under a renewable, initial five-year lease agreement with the Trust. On February 1, 2008, the lease was terminated early and the Trust began operating these properties.
Thirty-eight of our 39 properties are modern apartment communities, with clusters of low-rise buildings that consist of student housing units with private bedrooms and one or more bathrooms centered around a common area consisting of a fully furnished living room, dining room and fully-equipped kitchen. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our student housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individualized locks, high-speed Internet access and telephone and cable television connections.
Our owned student housing communities typically have the following characteristics:
•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately 9 years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.
Properties
The following tables provide certain summary information about our owned properties as of December 31, 2007 and 2006:

						Year Ended
						December 31, 2007
						Average	Monthly		Revenue per
		Year	Acquisition	# of	# of	Occupancy	Total		Available
Name	Primary University Served	Built	Date	Beds	Units	Rate(1)	Revenue		Bed(2)
						(In thousands)
Owned and Operated
NorthPointe	University of Arizona	1999	Jan ’05	912	300	93.2%	$326		$358
The Reserve at Athens	University of Georgia	1999	Jan ’05	612	200	99.6	237		387
The Reserve at Clemson	Clemson University	1999	Jan ’05	590	177	92.3	185		313
Players Club	Florida State University	1994	Jan ’05	336	84	97.7	136		405
The Gables	Western Kentucky University	1996	Jan ’05	288	72	97.9	88		305
College Station	Augusta State University	1989	Jan ’05	203	61	68.7	40		195
University Towers	North Carolina State University	1989	Jan ’05	953	251	78.0	444	(4)	466	(4)
The Pointe at South Florida	University of South Florida	1999	Jan ’05	1,002	336	92.3	389		388
Commons at Knoxville	University of Tennessee	1999	Jan ’05	708	211	98.0	307		433
The Commons	Florida State University	1997	Jan ’05	732	252	93.9	248		339
The Reserve on Perkins	Oklahoma State University	1999	Jan ’05	732	234	94.4	229		313
The Reserve at Star Pass	University of Arizona	2001	Jan ’05	1,020	336	94.2	373		366
The Pointe at Western	Western Michigan University	2000	Jan ’05	876	324	95.5	335		382
College Station at W. Lafayette	Purdue University	2000	Jan ’05	960	336	95.2	331		345
Commons on Kinnear	The Ohio State University	2000	Jan ’05	502	166	96.0	230		459
The Pointe	Pennsylvania State University	1999	Jan ’05	984	294	98.8	380		386
The Reserve at Columbia	University of Missouri	2000	Jan ’05	676	260	92.7	232		343
The Reserve on Frankford	Texas Tech University	1997	Jan ’05	737	243	88.5	232		315

							Year Ended
							December 31, 2007
							Average		Monthly	Revenue per
		Year		Acquisition	# of	# of	Occupancy		Total	Available
Name	Primary University Served	Built		Date	Beds	Units	Rate(1)		Revenue	Bed(2)
							(In thousands)
The Lofts	University of Central Florida	2002		Jan ’05	730	254	98.2		426	584
The Reserve on West 31st	University of Kansas	1998		Jan ’05	720	192	92.6		234	325
Campus Creek	University of Mississippi	2004		Feb ’05	636	192	97.1		265	417
Pointe West	University of South Carolina	2003		Mar ’05	480	144	99.8		207	432
Campus Lodge	University of Florida	2001		Jun ’05	1,116	360	96.4		593	531
College Grove	Middle Tennessee State University	1998		Apr ’05	864	240	97.8		285	329
The Reserve on South College	Auburn University	1999		Jul ’05	576	180	96.2		203	352
Players Club	Georgia Southern University	1993		Jun ’06	624	214	78.8		182	292

Sub-total owned and operated		1998	(3)		18,569	5,913	93.6	(3)	$7,137	$384	(3)

Owned and Leased Properties(5)
Troy Place	Troy State University	2000		Jan ’06	408	108	—		—	—
Jacksonville Place	Jacksonville State University	2000		Jan ’06	504	132	—		—	—
Macon Place	Macon State College	1999		Jan ’06	336	84	—		—	—
Clayton Place	Clayton College & State University	1999		Jan ’06	854	221	—		—	—
River Place	State University of West Georgia	2000		Jan ’06	504	132	—		—	—
Murray Place	Murray State University	2000		Jan ’06	408	108	—		—	—
Cape Place	Southeast Missouri State University	2000		Jan ’06	360	96	—		—	—
Clemson Place	Clemson University	1998		Jan ’06	288	96	—		—	—
Martin Place	University of Tennessee at Martin	2000		Jan ’06	384	96	—		—	—
Berkeley Place	Clemson University	1999		Jan ’06	480	132	—		—	—
Carrollton Place	State University of West Georgia	1998		Jan ’06	336	84	—		—	—
Statesboro Place	Georgia Southern University	1999		Jan ’06	528	132	—		—	—
Western Place	Western Kentucky University	2000		Jan ’06	504	132	—		—	—

Sub-total owned and leased properties		1999	(3)		5,894	1,553	—		—	—

Total owned properties		1999	(3)		24,463	7,466	—		—	—

(1)	Average of the physical month-end occupancy rates.

(2)	Monthly revenue per available bed for 2007 is equal to total revenue for the year ended December 31, 2007 divided by the sum of the design beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2007 divided by the sum of the design beds (including staff and model beds) at the property each month.

(3)	Represents average for all properties in portfolio.

(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(5)	EDR did not operate the Place Portfolio during 2007, and therefore no operating statistics are presented. On February 1, 2008, the lease with Place Properties LLC was terminated and EDR began operating these properties.

						Year Ended
						December 31, 2006
						Average	Monthly		Revenue per
		Year	Acquisition	# of	# of	Occupancy	Total		Available
Name	Primary University Served	Built	Date	Beds	Units	Rate(1)	Revenue		Bed(2)
						(In thousands)
Owned and Operated
NorthPointe	University of Arizona	1999	Jan ’05	912	300	89.1%	$294		$323
The Reserve at Athens	University of Georgia	1999	Jan ’05	612	200	99.4	228		373
The Reserve at Clemson	Clemson University	1999	Jan ’05	590	177	92.7	190		322
Players Club	Florida State University	1994	Jan ’05	336	84	94.4	128		380
The Gables	Western Kentucky University	1996	Jan ’05	288	72	96.2	86		298
College Station	Augusta State University	1989	Jan ’05	203	61	63.1	35		174
University Towers	North Carolina State University	1989	Jan ’05	953	251	82.9	432	(4)	453	(4)
The Pointe at South Florida	University of South Florida	1999	Jan ’05	1,002	336	97.0	397		397
Commons at Knoxville	University of Tennessee	1999	Jan ’05	708	211	97.3	291		411
The Commons	Florida State University	1997	Jan ’05	732	252	93.4	252		345
The Reserve on Perkins	Oklahoma State University	1999	Jan ’05	732	234	91.1	210		287

							Year Ended
							December 31, 2006
							Average		Monthly	Revenue per
		Year		Acquisition	# of	# of	Occupancy		Total	Available
Name	Primary University Served	Built		Date	Beds	Units	Rate(1)		Revenue	Bed(2)
									(In thousands)
The Reserve at Star Pass	University of Arizona	2001		Jan ’05	1,020	336	93.0		333	327
The Pointe at Western	Western Michigan University	2000		Jan ’05	876	324	96.6		331	378
College Station at W. Lafayette	Purdue University	2000		Jan ’05	960	336	91.0		315	328
Commons on Kinnear	The Ohio State University	2000		Jan ’05	502	166	95.6		231	460
The Pointe	Pennsylvania State University	1999		Jan ’05	984	294	96.7		357	363
The Reserve at Columbia	University of Missouri	2000		Jan ’05	676	260	90.4		243	359
The Reserve on Frankford	Texas Tech University	1997		Jan ’05	737	243	90.2		246	334
The Village on Tharpe(6)	Florida State University	1995		Jan ’05	1,554	486	95.4		520	334
The Lofts	University of Central Florida	2002		Jan ’05	730	254	97.5		407	558
The Reserve on West 31st	University of Kansas	1998		Jan ’05	720	192	92.6		216	299
Campus Creek	University of Mississippi	2004		Feb ’05	636	192	92.9		251	394
Pointe West	University of South Carolina	2003		Mar ’05	480	144	99.2		180	375
Campus Lodge	University of Florida	2001		Jun ’05	1,116	360	95.8		567	508
College Grove	Middle Tennessee State University	1998		Apr ’05	864	240	96.8		260	301
The Reserve on South College	Auburn University	1999		Jul ’05	576	180	95.0		184	319
Players Club	Georgia Southern University	1993		Jun ’06	624	214	79.6		102	281

Sub-total owned and operated		1998	(3)		20,123	6,399	93.3	(3)	$7,286	$367	(3)

Owned and Leased Properties(5)
Troy Place	Troy State University	2000		Jan ’06	408	108	—		—	—
Jacksonville Place	Jacksonville State University	2000		Jan ’06	504	132	—		—	—
Macon Place	Macon State College	1999		Jan ’06	336	84	—		—	—
Clayton Place	Clayton College & State University	1999		Jan ’06	854	221	—		—	—
River Place	State University of West Georgia	2000		Jan ’06	504	132	—		—	—
Murray Place	Murray State University	2000		Jan ’06	408	108	—		—	—
Cape Place	Southeast Missouri State University	2000		Jan ’06	360	96	—		—	—
Clemson Place	Clemson University	1998		Jan ’06	288	96	—		—	—
Martin Place	University of Tennesse at Martin	2000		Jan ’06	384	96	—		—	—
Berkeley Place	Clemson University	1999		Jan ’06	480	132	—		—	—
Carrollton Place	State University of West Georgia	1998		Jan ’06	336	84	—		—	—
Statesboro Place	Georgia Southern University	1999		Jan ’06	528	132	—		—	—
Western Place	Western Kentucky University	2000		Jan ’06	504	132	—		—	—

Sub-total owned and leased properties		1999	(3)		5,894	1,553	—		—	—

Total owned properties		1999	(3)		26,017	7,952	—		—	—

(1)	Average of the physical month-end occupancy rates.

(2)	Monthly revenue per available bed for 2006 is equal to total revenue for the year ended December 31, 2006 divided by the sum of the design beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2006 divided by the sum of the design beds (including staff and model beds) at the property each month.

(3)	Represents average for all properties in portfolio.

(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(5)	EDR did not operate the Place Portfolio during 2006, and therefore no operating statistics are presented. On February 1, 2008, the lease with Place Properties LLC was terminated and EDR began operating these properties.

(6)	The Village on Tharpe was sold in 2007 as discussed in Note 6 to the consolidated financial statements.

Mortgage Indebtedness
The following table contains summary information concerning the mortgage debt encumbering our properties as of December 31, 2007:

	Outstanding	Contractual
	December 31,	Fixed	Maturity
Property	2007	Interest Rate	Date	Amortization
University Towers	$23,099	6.77%	3/1/2008	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,364	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida	23,467	5.48%	7/7/2009	30 Year
The Pointe at Western	21,209	5.48%	7/7/2009	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
The Reserve on Perkins/The Commons at Knoxville	31,420	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	49,821	5.48%	7/7/2009	30 Year
Campus Lodge	36,362	6.97%	5/1/2012	30 Year
Pointe West	10,815	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,531	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,434	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,237	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,048	5.48%	7/7/2009	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year

Total debt /weighted average rate	419,267	5.90%
Unamortized premium	1,673

Total mortgage loans net of unamortized premium	420,940
Less current portion of long-term debt	(26,481)

Total long-term debt, net of current portion	$394,459

The weighted average interest rate of the mortgage indebtedness was 5.90% and 5.85% at December 31, 2007 and 2006, respectively. Each of these mortgages is a non-recourse obligation subject to customary exceptions and has 30-year amortization. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.
Item 3. Legal Proceedings.
In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, such outcomes are not expected to have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. The initial public offering price of our common stock on such date was $16.00 per share. There were approximately 959 holders of record of the 28,506,966 shares outstanding on February 28, 2008. On the same day, our common stock closed at $12.96. The following table provides information on the high and low prices for our common stock on the NYSE and the dividends declared for 2006 and 2007:

			Distributions
	High	Low	Declared
Fiscal 2006
Quarter 1	$15.83	$12.81	$0.30
Quarter 2	16.65	14.02	0.30
Quarter 3	16.85	13.60	0.30
Quarter 4	16.15	14.41	0.21
Fiscal 2007
Quarter 1	$15.48	$13.99	$0.21
Quarter 2	14.99	13.69	0.21
Quarter 3	14.39	11.83	0.21
Quarter 4	14.10	10.75	0.21
Direct stock purchase and dividend reinvestment plan
On July 31, 2006, we implemented the direct stock purchase and dividend reinvestment plan which offers the following:
•	automatic reinvestment of some or all of the cash distributions paid on common stock, shares of other classes of stock that we might issue in the future and units of limited partnership interest;

•	an opportunity to make an initial purchase of our common stock and to acquire additional shares over time; and

•	safekeeping of shares and accounting for distributions received and reinvested at no cost.
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

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN *
Among Education Realty Trust, The S & P 500 Index
And The MSCI US REIT Index

*$100 invested on 1/26/05 in stock or index, including reinvestment of dividends.

	Period Ending
Index	01/26/05	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07

Education Realty Trust, Inc.	100.00	112.57	82.17	110.59	101.28	98.90	81.68
S&P 500	100.00	102.31	108.21	111.14	125.30	134.02	132.18
MSCI US REIT	100.00	115.39	121.67	138.07	165.37	154.71	137.57
We cannot assure you that your share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to future share performance.
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

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2007.

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued upon Exercise	Exercise Price of	Future Issuance under
	of Outstanding Options,	Outstanding Options	Equity Compensation
	Warrants and Rights(1)	Warrants and Rights(1)	Plans
Equity compensation plans approved by security holders	N/A	N/A	760,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	760,000

(1)	Does not include 200,000 shares of restricted stock that are subject to vesting requirements and 277,500 PIUs which were issued through EDR’s 2004 Incentive Plan.
Recent Sales of Unregistered Securities
For the year ended December 31, 2007, we issued 17,500 profits interest units to employees. The issuance of these units was made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D thereunder.
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

STATEMENT OF OPERATIONS DATA

	Education Realty			EDR
	Trust, Inc.			Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Revenues:

Student housing leasing revenue	$85,651	$81,202	$70,010	$17,896	$17,095
Student housing food service revenue	2,359	3,634	3,491	3,137	2,879
Other leasing revenue	13,811	14,012	—	—	—
Third-party development consulting services	5,411	3,773	1,759	392	691
Third-party management revenue	3,391	2,796	1,968	1,326	1,026
Operating expense reimbursements	9,330	7,638	6,694	5,223	4,438

Total revenues	119,953	113,055	83,922	27,974	26,129

Operating expenses:
Student housing leasing operations	41,215	39,503	34,758	7,645	7,408
Student housing food service operations	2,236	3,318	3,275	2,899	2,645
Reimbursable operating expenses	9,330	7,638	6,694	5,223	4,438
General and administrative	14,561	12,331	12,549	3,545	3,425
Depreciation and amortization	32,223	34,035	26,845	3,120	3,061

Total operating expenses	99,565	96,825	84,121	22,432	20,977

Operating income (loss)	20,388	16,230	(199)	5,542	5,152
Nonoperating expenses	27,675	29,933	17,266	5,786	5,771

Loss before equity in earnings of unconsolidated entities	(7,287)	(13,703)	(17,465)	(244)	(619)
Equity in earnings (losses) of unconsolidated entities	(277)	740	880	1,002	629

Income (loss) before income taxes and minority interest	(7,564)	(12,963)	(16,585)	758	10
Taxes	258	659	497	—	—

Income (loss) before minority interest	(7,822)	(13,622)	(17,082)	758	10
Minority interest	(39)	(404)	(1,073)	—	—

Income (loss) from continuing operations	(7,783)	(13,218)	(16,009)	758	10

Discontinued operations:
Income from operations of discontinued operations	788	973	475	—	—
Gain on sale of student housing property	1,579	—	—	—	—

Income from discontinued operations	2,367	973	475	—	—

Net income (loss)	$(5,416)	$(12,245)	$(15,534)	$758	$10

	Education Realty			EDR
	Trust, Inc.			Predecessor
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Earnings per share information:
Income (loss) per share — basic and diluted
Continuing operations	(0.28)	(0.50)	(0.69)
Discontinued operations	0.08	0.04	0.02

Net loss per share	$(0.20)	$(0.46)	$(0.67)

Weighted average common shares outstanding — basic and diluted	28,010,144	26,387,547	23,063,110

Distributions per common share	$0.82	$1.10	$0.79

BALANCE SHEET DATA

	As of December 31,
	Education Realty			EDR
	Trust, Inc.			Predecessor
	2007	2006	2005	2004	2003
	(In thousands)
Assets:
Student housing properties, net	$732,979	$804,759	$620,305	$83,785	$86,388
Other assets, net	34,481	30,699	83,744	5,089	5,536

Total assets	$767,460	$835,458	$704,049	$88,874	$91,924

Liabilities and equity:
Mortgage notes payable	$420,940	$423,933	$328,335	$81,111	$82,204
Other indebtedness	11,500	69,400	—	—	—
Other liabilities	19,080	19,837	17,255	5,974	7,225

Total liabilities	451,520	513,170	345,590	87,085	89,429
Minority interest	18,121	19,289	27,926	—	—
Equity	297,819	302,999	330,533	1,789	2,495

Total liabilities and equity	$767,460	$835,458	$704,049	$88,874	$91,924

OTHER DATA (UNAUDITED)

	As of December 31,
	Education Realty			EDR
	Trust, Inc.			Predecessor
	2007	2006	2005	2004	2003
	(In thousands, except per share and selected property information)
Funds from operations (FFO) (1):
Net income (loss)	$(5,416)	$(12,245)	$(15,534)	$758	$10
Gain on sale of student housing property, net of minority interest	(1,579)	—	—	—	—
Student housing property depreciation and amortization of lease intangibles	31,780	33,680	26,845	3,120	3,061
Equity portion of real estate depreciation and amortization on equity investees	424	54	—	—	—

	As of December 31,
	Education Realty			EDR
	Trust, Inc.			Predecessor
	2007	2006	2005	2004	2003
	(In thousands, except per share and selected property information)
Depreciation and amortization of discontinued operations	711	2,048	2,323	—	—
Minority interest benefit	(6)	(355)	(1,040)	—	—

Funds from operations available to all share and unitholders	$25,914	$23,182	$12,594	$3,878	$3,071

Cash flow information:
Net cash provided by operations	$26,806	$25,187	$18,373	$3,068	$4,309
Net cash provided by (used in) investing	33,399	(120,830)	(200,157)	(181)	(925)
Net cash provided by (used in) financing	(62,598)	40,408	243,445	(2,480)	(3,658)
Per share and distribution data:
Net loss per share basic and diluted	$(0.20)	$(0.46)	$(0.67)	$(2,220)	$—
Cash distributions declared per share/unit	0.82	1.10	0.79	—	—
Cash distributions declared	22,985	29,114	18,721	—	—
Selected property information (2):
Units	5,913	5,913	5,699	1,146	1,146
Beds	18,571	18,571	17,947	3,896	3,896
Occupancy (3)	93.6%	93.1%	92.0%	89.2%	85.1%
Revenue per available bed (4)	$384	$370	$368	$421	$406

(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all shareholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of minority interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

(2)	The selected property information represents all 26, 26 and 25 owned and operated properties for 2007 and 2006 (both excluding the Place Portfolio) and 2005, respectively. Prior to 2004 the data represents the seven properties owned by the EDR Predecessor, which are NorthPointe, The Reserve at Athens, The Reserve at Clemson, Players Club, The Gables, College Station and University Towers. This information excludes property information related to Tharpe (discontinued operations) for all years.

(3)	Average of the month-end occupancy rates for the period.

(4)	Revenue per available bed is equal to the total revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired property is included prospectively from acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in ten sections:
•	Overview

•	Our Business Segments

•	Trends and Outlook

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Funds From Operations

•	Inflation

•	Recent Accounting Pronouncements
We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, and the Risk Factors included in Item 1A of this Annual Report on Form 10-K.
Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2006 and 2005 reflect the classification of the Village on Tharpe’s financial results as discontinued operations.
Overview
We are a self-managed and self-advised REIT engaged in the ownership, acquisition, development and management of high quality student housing communities. We also provide student housing development consulting services and management services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high quality student housing communities in the United States in terms of total beds owned and under management.
We were formed to continue and expand upon the student housing business of the EDR Predecessor, which commenced in 1964. We did not commence operations until the completion of our initial public offering, which occurred on January 31, 2005.
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
Our Business Segments
We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, third-party management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, equity in earnings of unconsolidated entities and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the financial statements. Inter-company fees are reflected at the contractually stipulated amounts.
Student housing leasing
Student housing leasing revenue represented approximately 92.0% of our revenue, excluding operating expense reimbursements, for the twelve months ended December 31, 2007. Our revenue related to food service operations is included in this segment. Additionally this segment includes other leasing revenue related to the Place Portfolio lease.
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
Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities offered at our communities, the fact that units are furnished and in most cases rent includes utilities, cable TV and internet service and because of the individual lease liability, we believe our properties typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tends to offer fewer amenities.
The majority of our leases commence mid-August and terminate the last day of July. These dates coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2007 and 2006, approximately 68.5% and 68.3%, respectively, of our beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.
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
Third-party management services
Revenue from our third-party management services, excluding operating expense reimbursements, represented approximately 3.1% of our revenue for 2007. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the third-party properties’ owners. These costs are referred to as reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party management services business.
Third-party development consulting services
Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 4.9% of our revenue for 2007. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also, at times we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project specific costs.
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
Trends and Outlook
Rents and occupancy
We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. In 2007, same community revenue per available bed increased to $388 and same community physical occupancy increased to 94.1% compared to revenue per available bed of $371 and physical occupancy of 93.4% for 2006. The results represent averages for the Company’s portfolio which is not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages and at times an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address as quickly as possible to minimize the Company’s exposure and reverse any negative trend.
We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations.
General and administrative costs
In 2006, we experienced additional payroll costs related to growth and costs associated with formulating and documenting our internal control systems to comply with the Sarbanes Oxley Act of 2002. In 2007, we have continued to experience increases in salaries and staffing costs primarily related to the growth of each business segment and due to new systems implementation efforts. This trend is expected into 2008 mainly due to the rumination of the Place lease and the Company’s related assumption of the management responsibilities over the portfolio.
Termination of lease with Place Properties, Inc.
On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (Place) for 13 properties owned by the Trust but previously operated and managed by Place. Under the agreement, the Trust will receive a lease termination fee of $5,800 with the possibility of receiving an additional $200 if certain criteria in the agreement are not met (see note 18 to the consolidated financial statements). As a result of the lease termination, the Trust began managing these properties and began recognizing the results of operations for these properties in the Trust’s consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. In the near term, the net operating income received from these properties is expected to be less than the rental income received under the lease; thus, reducing our net income from continuing operations over the next 2 to 4 years.
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
Other leasing revenue recognition
Other leasing revenue relates to our leasing of 13 properties we acquired from Place Properties (“Place”) on January 1, 2006. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. On February 1, 2008, the lease was terminated.
Revenue and cost recognition of third-party development consulting services
Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Occasionally, our development consulting contracts include a provision whereby we can participate in project savings resulting from our successful cost management efforts. We recognize these revenues once all contractual terms have been satisfied and we have no future performance requirements. This typically occurs after construction is complete. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Because REITs are required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
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
Property acquisitions are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and accordingly, the results of operations are included from the respective dates of acquisition. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
Student housing properties are classified as held for sale based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. In 2007, no impairment losses on student housing properties held for sale were recognized.
Repairs and maintenance
The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use and are recorded as restricted cash on our balance sheet.
Long lived assets — impairment
Management is required to assess whether there are any indicators that our real estate properties may be impaired in accordance with SFAS No. 144. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.
Results of Operations for the Years Ended December 31, 2007 and 2006

	Year Ended December 31, 2007					Year Ended December 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:

Student housing leasing revenue	$85,651	$—	$—	$—	$85,651	$81,202	$—	$—	$—	$81,202
Student housing food service revenue	2,359	—	—	—	2,359	3,634	—	—	—	3,634
Other leasing revenue	13,811	—	—	—	13,811	14,012	—	—	—	14,012

	Year Ended December 31, 2007					Year Ended December 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Third-party development consulting services	—	5,411	—	—	5,411	—	3,773	—	—	3,773
Third-party management services	—	—	3,391	—	3,391	—	—	2,796	—	2,796
Intersegment revenues	—	—	3,428	(3,428)	—	—	—	3,298	(3,298)	—
Operating expense reimbursements	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total revenues	101,821	5,411	6,819	5,902	119,953	98,848	3,773	6,094	4,340	113,055

Operating expenses:
Student housing leasing operations	41,215	—	—	—	41,215	39,503	—	—	—	39,503
Student housing food service operations	2,236	—	—	—	2,236	3,318	—	—	—	3,318
General and administrative	105	2,787	6,628	—	9,520	21	2,210	5,004	—	7,235
Intersegment expenses	3,428	—	—	(3,428)	—	3,298	—	—	(3,298)	—
Reimbursable operating expenses	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total operating expenses	46,984	2,787	6,628	5,902	62,301	46,140	2,210	5,004	4,340	57,694

Net operating income (loss)	54,837	2,624	191		57,652	52,708	1,563	1,090	—	55,361
Nonoperating expenses(1)	58,111	—	—	—	58,111	62,660	—	—	—	62,660

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(3,274)	2,624	191	—	(459)	(9,952)	1,563	1,090	—	(7,299)
Equity in earnings of unconsolidated entities	(510)	233		—	(277)	(74)	814	—	—	740

Income (loss) before taxes, minority interest and discontinued operations(2)	$(3,784)	$2,857	$191	$—	$(736)	$(10,026)	$2,377	$1,090	$—	$(6,559)

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles:

	2007	2006
Net loss before taxes, minority interest and discontinued operations for reportable segments	$(736)	$(6,559)
Other unallocated corporate expenses	(6,828)	(6,404)

	2007	2006
Net loss before income taxes, minority interest and discontinued operations	$(7,564)	$(12,963)

Student housing leasing
Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) for 2007 and 2006 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006	Difference
Occupancy
Physical (1)	93.6%	93.1%	0.5%
Economic (2)	93.5%	91.1%	2.4%
NarPAB (3)	$360	$346	$14
Other income per avail. bed (4)	$24	$24	$—
RevPAB (5)	$384	$370	$14

Operating expense per bed (6)	$185	$180	$5
Operating margin	51.9%	51.4%	0.5%
Design Beds (7)	222,852	219,732	3,120

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
Total revenue in the student housing leasing segment was $101,821 for 2007. This represents an increase of $2,973 or 3.0% from the same period in 2006. Student housing leasing revenue increased 5.5%, contributing $4,449 to the overall increase. Student housing leasing revenue growth consisted of a $959 increase related to the acquisition of the Players Club located in Statesboro, Georgia in June of 2006, and a $3,490 or 4.4% increase in same community revenue. Growth in same community revenue was driven by an approximate 2.5% improvement in rates, 0.8% improvement in occupancy, 0.2% improvement in other income and a 0.9% increase due to less vacant days during the turn period in the current leasing year compared to the prior leasing year. Growth in rates and occupancy are a result of good marketing campaigns, resident satisfaction, quality facilities and continued growth in the underlying demographics of university enrollment and the college age population. Offsetting the improvement in student housing leasing revenue was a $1,275 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006. Other leasing revenue, which represents revenue on a master lease of 13 properties to a third-party, decreased $201 in 2007 compared to the same period in 2006. The decrease in other leasing revenue is due to a decline in the additional rent recognized for 2007 compared to 2006. This loss of additional rent is reflective of declining performance at the properties, which was a leading factor in the lease termination on February 1, 2008 as discussed in note 18 to the consolidated financial statements.
Operating expenses in the student housing leasing segment increased $844 or 1.8% to $46,984 for 2007, as compared to 2006. Student housing leasing operations increased a total of $1,712 or 4.3% over the prior year, with $716 of the increase attributable to adding Players Club to the portfolio midway through 2006 and $996 attributable to a 2.6% increase in same community expenses. Increases in utility costs of $517, insurance costs of $215, credit card and collection related costs of $382 and repair and maintenance expenses of $307 were the main drivers of the increase in same community expenses and were offset by decreases in marketing expenses and real estate taxes. The increase in student housing leasing operations was offset by a $1,082 decline in student housing food service operations related to the termination of the food service contract discussed above.
Equity in earnings in unconsolidated entities decreased $436 from 2006 to a loss of $510 for 2007. This represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust.
Third-party development consulting services
The following table represents the development consulting projects that were active during the years ended December 31, 2007 and 2006:

			Recognized Earnings
Project	Beds	Fee Type	2007	2006	Difference

Slippery Rock University — Phase I	1,390	Development fee	$46	$1,787	$(1,741)
Indiana University of Pennsylvania — Phase I	734	Development fee	1,597	924	673
University of Michigan	849	Development fee	285	567	(282)
University of North Carolina — Greensboro	600	Construction oversight fee	50	105	(55)
University of Louisville — Phase III	359	Construction oversight fee	—	59	(59)
University of Alabama — Birmingham	753	Construction oversight fee	—	61	(61)
University of Alabama — Tuscaloosa	631	Development fee	978	257	721
Slippery Rock University — Phase II	746	Development fee	1,067	—	1,067
Indiana University of Pennsylvania — Phase II	1,102	Development fee	1,378	—	1,378
Fontainebleu Renovation Project	435	Development fee	10	—	10
Other		Consulting fee	—	13	(13)

Third-party development consulting services			$5,411	$3,773	$1,638

California University of Pennsylvania — Phase IV	447	Development fee	$—	$173	$(173)
California University of Pennsylvania — Phase V	354	Development fee	124	143	(19)
University of North Carolina — Greensboro	600	Development fee	118	240	(122)
University of Louisville — Phase III	359	Development fee	(9)	126	(135)
University of Alabama — Birmingham	753	Development fee	—	132	(132)

Equity in earnings of unconsolidated entities			$233	$814	$(581)

Third-party development consulting services revenue increased by $1,638 or 43.4% to $5,411 for 2007 compared to 2006. During 2007, AODC was engaged in eight active development projects representing 6,487 beds. AODC initiated work on Slippery Rock University Phase II, Indiana University of Pennsylvania Phase II and Fontainebleu Renovation Project and completed work on Slippery Rock Phase I, California University of Pennsylvania Phase V, Indiana University of Pennsylvania Phase I, University of North Carolina- Greensboro and University of Alabama- Tuscaloosa. During 2006, revenue of $3,773 was recognized, which included development fee revenue on four projects and construction oversight fees related to three other projects.
The increased volume in development consulting revenue is mainly due to an increase in the number of projects being managed by AODC but also represents a shift in the percentage of new projects AODC contracted directly. In previous years, the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities. The shift to direct contracts caused equity in earnings of unconsolidated entities in the third-party development consulting services segment to decrease $581 or 71.4% from the prior year. There were four joint ventures with active development projects in 2006, compared to two in 2007.
General and administrative costs in the third-party development consulting services segment increased $577 to $2,787 for 2007, as compared to 2006. This increase is a result of the higher volume of development projects; thus, increases in staffing and corporate overhead costs allocated to the segment.
Third-party management services
Total third-party management services revenue increased by $725 or 11.9% to $6,819 for 2007, as compared to 2006. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $130 of the increase by way of intersegment revenue, while third-party management fee revenue increased $595 or 21.3% to $3,391 for 2007. The increase in third-party fees consists of $562 related to nine new management contracts entered into during 2007, $50 related to a community that came out of development in August of 2006, $387 related to four contracts entered into in the fall of 2006 to manage properties for which we also have an ownership interest, and $38 related to revenue growth in existing contracts. These increases were partially offset by a decrease of $442 in third-party fees as a result of three terminated contracts, including one contract related to a property purchased by one of the Company’s joint ventures and is included in the new contracts noted above.
General and administrative costs for our third-party management services segment increased $1,624 to $6,628 for 2007, as compared to 2006. The increase reflects incremental salaries and overhead costs related to the approximate 50% growth in management contracts and the increase in intersegment management revenue volume noted above, and increased travel and integration costs related to the new contracts added in late 2006 and in 2007.
Nonoperating expenses
Nonoperating expenses decreased $4,549 to $58,111 for 2007, as compared to 2006. This decrease was primarily driven by a $1,900 decline in depreciation expense due to fully depreciated assets that remain in service and a $2,635 decline in interest expense. The decline in interest expense is related to the repayment of the Term Loan and Amended Revolver, both defined below, during 2007 and the capitalization of interest for the development of the student housing community in Carbondale, Illinois in the amount of $58.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For 2007, unallocated corporate expenses were $6,828, an increase of $424 or 6.6% over the prior year. The majority of this increase is due to higher salary and overhead costs related to growth driven increases in head count over the prior year. These increases were partially offset by a decrease in third-party service provider fees from 2006, which included first year implementation costs of Sarbanes Oxley.

Results of Operations for the years ended December 31, 2006 and 2005
The following table presents our results of operations for Education Realty Trust, Inc. for the year ended December 31, 2006 and the combined results of operations for Education Realty Trust, Inc. (post Offering) and the EDR Predecessor (pre Offering) for the year ended December 31, 2005:

	Year Ended December 31, 2006					Year Ended December 31, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:

Student housing leasing revenue	$81,202	$—	$—	$—	$81,202	$70,010	$—	$—	$—	$70,010
Student housing food service revenue	3,634	—	—	—	3,634	3,491	—	—	—	3,491
Other leasing revenue	14,012	—	—	—	14,012	—	—	—	—	—
Third-party development consulting services	—	3,773	—	—	3,773	—	1,759	—	—	1,759
Third-party management services	—	—	2,796	—	2,796	—	—	1,968	—	1,968
Intersegment revenues	—	—	3,298	(3,298)	—	—	—	2,418	(2,418)	—
Operating expense reimbursements	—	—	—	7,638	7,638	—	—	—	6,694	6,694

Total revenues	98,848	3,773	6,094	4,340	113,055	73,501	1,759	4,386	4,276	83,922

Operating expenses:
Student housing leasing operations	39,503	—	—	—	39,503	34,758	—	—	—	34,758
Student housing food service operations	3,318	—	—	—	3,318	3,275	—	—	—	3,275
General and administrative	21	2,210	5,004	—	7,235	—	2,245	3,969	—	6,214
Intersegment expenses	3,298	—	—	(3,298)	—	2,418	—	—	(2,418)	—
Reimbursable operating expenses	—	—	—	7,638	7,638	—	—	—	6,694	6,694

Total operating expenses	46,140	2,210	5,004	4,340	57,694	40,451	2,245	3,969	4,276	50,941

Net operating income (loss)	52,708	1,563	1,090	—	55,361	33,050	(486)	417		32,981
Nonoperating expenses(1)	62,660	—	—	—	62,660	44,255	(6)	—	—	44,249

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(9,952)	1,563	1,090	—	(7,299)	(11,205)	(480)	417	—	(11,268)

	Year Ended December 31, 2006					Year Ended December 31, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Equity in earnings of unconsolidated entities	(74)	814	—	—	740	—	880	—	—	880

Income (loss) before taxes, minority interest and discontinued operations(2)	$(10,026)	$2,377	$1,090	$—	$(6,559)	$(11,205)	$400	$417	$—	$(10,388)

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles:

	2006	2005
Net loss before income taxes, minority interest and discontinued operations for reportable segments	$(6,559)	$(10,388)
Other unallocated corporate expenses	(6,404)	(6,197)

Net loss before income taxes, minority interest and discontinued operations	$(12,963)	$(16,585)

Student housing leasing
Revenue from student housing leasing increased $25,347 to $98,848 for 2006. This 34.5% increase in revenue from the same period in 2005 was attributable to a significant increase in beds by way of acquisition and the addition of other leasing revenue related to the 13 property Place Portfolio lease discussed below. Aggregate design beds for 2006 increased 29,471 beds or 15.5% over the same period in 2005 to 219,732 beds. At current RevPAB rates this acquisition driven increase in beds represented about $10,900 of the increased revenue for 2006, while growth in same community revenue contributed approximately $400. In January 2006, we completed the acquisition of a 13 property portfolio from Place Properties. Simultaneous with the acquisition, we entered into a lease agreement under which Place Properties leased and operated the properties. The lease was terminated on February 1, 2008. Other leasing revenue related to the lease contributed $14,012 of revenue for the year ended December 31, 2006, including the recognition of $274 of “Additional Rent,” as defined in the lease agreement. Student housing food service revenue was relatively flat at about $3,600. Approximately $1,400 of student housing food service revenue was related to a contract to provide food service to a secondary boarding school in California. This contract was terminated effective December 31, 2006.
Operating expenses of our student housing communities increased $5,689 to $46,140 for 2006. Expense growth of approximately $4,800 was attributable to increased beds by way of acquisition as discussed above. Same store operating expenses year-over-year were held relatively flat mainly as a result of improvements in turn costs and bad debt expense along with other improvements that combined to offset higher utility costs and property taxes for the period. Intersegment expenses, which represent management fees paid to our management company increased approximately $900 as a result of acquired beds and higher revenue.
The net impact of the growth in revenue and expenses noted above was a 59.5% rise in net operating income for the segment to $52,708 for 2006. As noted a majority of the growth came through acquisition and the addition of other leasing revenue related to the Place Portfolio which drove an increase in operating margins from 45.0% to 53.3% for the segment.
Excluding the 13 properties leased to Place Properties, our operating margins also improved from 50.3% to 51.4%.
Third-party development consulting services
Third-party development services revenues increased by $2,014 to $3,773 for 2006 from $1,759 for 2005. During

2006, we were engaged in four active development projects representing 3,604 beds and recognized construction oversight fees on an additional three projects. During the same period in 2005, we recognized development fees on two projects, recognized $306 of purchasing fees related to a third project, and recognized construction oversight fees on another two projects. The increased volume in development consulting revenue was mainly due to an increase in the number of projects being managed by AODC but also represented a shift in the percentage of new projects AODC contracted directly. In previous years, the majority of our development services were contracted through joint venture relationships with the profits from those services being recognized through equity in earnings of unconsolidated entities.
Equity in earnings of unconsolidated entities remained flat at just over $800 for the years ended December 31, 2006 and 2005. During 2006, there were five projects underway representing 2,513 beds while four projects representing 1,996 beds were being managed through joint ventures in 2005.
General and administrative costs in the third-party development consulting services was held relatively flat year-over-year at just over $2,200 for 2006 and 2005.
Third-party management services
Third-party management services revenues increased $828 to $2,796 for 2006 from $1,968 for 2005. Growth in our owned portfolio year-over-year contributed approximately $900 of the increase by way of intersegment revenue. Aggregate design beds in our owned portfolio for 2006 were 219,732 which was an increase of 29,471 aggregate beds from the prior year. The opening of three new managed properties in August and September of 2005 and the addition of a new management contract in September 2005 contributed $378 of additional revenue year-over-year. Three third-party development communities opened during the summer of 2006 added $328 to 2006 revenue. Management services provided to three properties acquired in the fall of 2006 through joint venture arrangements contributed $67 of management fees in 2006 and our management company subsidiary earned approximately $100 in preopening management support fees related to two communities while under development. Offsetting these increases was a decline of $150 as a result of the termination of two management agreements during the summer of 2006.
General and administrative costs for our third-party management services increased $1,035 to $5,004 for 2006. This increase was a direct result of the growth in both our owned and managed portfolios as discussed above. Our owned portfolio grew from 20 properties at the start of 2005 to 26 properties at the end of 2006. In addition the third-party management services group added a total of ten new properties to its managed portfolio from the spring of 2005 through December 31, 2006, while two contracts were terminated during that time. Additional growth in general and administrative expenses occurred due to a higher overhead burden as a result of our overall growth.
Nonoperating expenses
Nonoperating expenses increased $18,405 to $62,660 for 2006. The increase was driven by approximately $12,453 of additional interest expense and $7,105 of additional depreciation and amortization related mainly to the acquisition of the 13 properties from Place Properties in January 2006 and a full twelve months of expense in 2006 related to acquisitions made during 2005. These increases were partially offset by a $1,100 decline in amortization of deferred financing costs as a result of prepayment penalties on early retirement of debt that was incurred in the first quarter of 2005.
Unallocated corporate expenses
Other unallocated corporate expenses represent general and administrative expenses that are not allocated to the third-party development consulting and third-party management services segments. Intersegment management fees are charged to the student housing leasing segment so it is not allocated any corporate expenses. For 2006 other corporate expenses were $6,404, an increase of $207 over the prior year. General and administrative expenses increased approximately $2,800 mainly due to increased salaries and staffing costs and $850 related to the first year costs of implementing the Sarbanes-Oxley Act of 2002. Corporate related net interest expense was approximately $300 in 2006 compared to net interest income of approximately $900 in 2005. The change is a result of higher than usual interest income in the second half of 2005 related to uninvested funds from our private equity offering in September 2005. In 2006, the private equity offering funds were used in the acquisition of the Place Portfolio and additional interest expense was incurred as funds were drawn on our revolving credit facility to partially fund distributions to our shareholders. These increases were offset by a decrease in noncash compensation expense of $3,883. Noncash compensation includes the amortization of restricted stock awards over their vesting period and the applicable cost of any awards that were immediately vested upon date of grant. The decrease of $3,883 in 2006 from 2005 was due to a one-time charge related to our Offering that occurred in January 2005 when fully vested awards were granted.
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
The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At December 31, 2007, there was $11,500 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (6.95% at December 31, 2007).
Availability under the Operating Partnership’s Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended credit agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended credit agreement. At December 31, 2007 we had a borrowing base availability of $55,653 under the Amended Revolver.
The Operating Partnership’s Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and it’s subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. In January 2007, the Trust determined it would be in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007, the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, due to the fact the Trust attained an interest coverage ratio of 1.87:1.00 for the nine months ended September 30, 2007; the interest coverage ratio reverted back to 1.85:1.00 on a prospective basis.
The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including December 31, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.
Liquidity outlook and capital requirements
At December 31, 2007, we had $4,034 of cash, a decrease of approximately $2,393 from December 31, 2006. During 2007, we generated $26,806 cash from operations, received $48,942 of proceeds from the sale of Tharpe and received $22,530 in proceeds from our direct stock purchase plan. In addition to funding working capital needs, this allowed us to repay the remaining $47,000 outstanding under the Term Loan, pay down $10,900 outstanding under the Amended Revolver, invest $5,675 in a new development and distribute $24,203 to our stockholders and unitholders.

Our current liquidity needs include funds for distributions to our stockholders and unit holders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. However, distributions for the years ended December 31, 2006 and 2005 outpaced cash from operations during the same periods. The resulting operating cash shortfalls of $5,688 and $1,682, respectively, were funded by draws on our revolving line of credit. Distributions for 2007 totaled $24,203 or $0.82 per weighted average share/unit compared to cash provided by operations of $26,806 or $0.91 per weighted average share/unit for the same period. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including our credit facility, public capital markets as well as private sources of capital. To the extent that we are unable to maintain our revolving credit facility or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
An additional source of capital is the possible disposition of non-strategic properties. We continually assess all of our properties, the markets they are in, and the universities they serve to determine if any dispositions are necessary or appropriate. During 2007, a student housing property located in Tallahassee, Florida was sold for proceeds of $48,942. These proceeds were first used to repay the Term Loan and the remainder was used to pay down the Amended Revolver. The sale of any unencumbered asset would provide additional capital to most likely pay down debt or possibly finance acquisition/development growth or other operational needs.
Based on our closing share price of $11.24 on December 31, 2007, our total enterprise value was $764,488. With total debt outstanding on December 31, 2007 of $430,767, our current debt to total enterprise value was 56.3%. We believe our capital structure and current FFO and distribution targets, along with our availability under our $100,000 Amended Revolver, leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments. Current market conditions may make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions or at all or that we will make any investments in additional properties.
We intend to invest in additional properties only as suitable opportunities arise. In the short term, we intend to fund any acquisitions with working capital and borrowings under first mortgage property secured debt or our $100,000 revolving credit facility. We intend to finance property acquisitions over the longer term with the proceeds from additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units of our Operating Partnership. There can be no assurance, however, that such financing will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.
We anticipate that our existing working capital and cash from operations will be adequate to meet our liquidity requirements for at least the next twelve months.
Predevelopment expenditures
Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. We typically obtain a guarantee of repayment of these predevelopment expenditures from the project owner, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that project financing is not obtained.
During 2007, we purchased land and began development on a student housing property in Carbondale, Illinois. This is the first property that will be developed with the intent of ownership by the Trust; thus, increasing our exposure and capital requirements related to development.
Long-term liquidity requirements
Our long-term liquidity requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver, the sale of non-strategic assets, and the issuance of equity instruments, including common stock, or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. There can be no assurance, however, that such financing will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions. Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. Non-compliance with the covenants would have a material adverse effect on our financial condition and liquidity.
During 2007, we refinanced $29,900 of maturing mortgage debt bearing interest of 6.63% and $26,500 of maturing mortgage debt bearing interest at 3.49%. The new mortgages are interest only at a fixed rate of 5.55% through March 1, 2012 and 5.59% through May 1, 2014, respectively.
Capital expenditures
The historical recurring capital expenditures at our owned and managed communities, excluding the 13 properties leased to Place Properties, are set forth as follows:

	As of and for the Years Ended
	December 31,
	2007	2006	2005
Total units	6,400	6,400	5,935
Total beds	20,125	20,125	18,548
Total recurring capital expenditures	$2,487	$2,222	$1,638
Average per unit	$388.56	$347.25	$275.96
Average per bed	$123.57	$110.43	$88.30
Recurring capital expenditures exclude capital spending on renovations, community repositioning, or other major periodic projects. Capital expenditures associated with newly developed properties are typically capitalized as part of their development costs. As a result such properties typically do not require recurring capital expenditures until their second year of operation or later.
Additionally, we are required by certain of our lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged properties. These contributions may be less than or exceed the amount of capital expenditures actually incurred during any given year at such properties.
Commitments
The following table summarizes our contractual obligations as of December 31, 2007:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total
Contractual Obligations:
Long-Term Debt Obligations(1)	$26,481	$297,437	$66,262	$40,587	$430,767
Contractual Fixed Interest Obligations(2)	23,729	23,999	9,749	2,942	60,419
Operating Lease and Future Purchase Obligations(3)	3,394	4,430	2,593	485	10,902
Capital Reserve Obligations(4)	1,404	2,395	421	182	4,402

Total	$55,008	$328,261	$79,025	$44,196	$506,490

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under Amended Revolver and Term Loan agreements. The first mortgage debt does not include $1,673 of unamortized debt premium.

(2)	Includes contractual fixed rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness
As of December 31, 2007, thirteen of our properties were unencumbered by mortgage debt. Six of these thirteen properties have, however, been pledged as collateral against any borrowing under our $100,000 revolving credit facility.
At December 31, 2007, we had outstanding indebtedness of $432,440 (net of unamortized debt premium of $1,673). The scheduled future maturities of all outstanding indebtedness at December 31, 2007 are as follows:

Year
2008	$26,481
2009	285,049
2010	12,388
2011	947
2012	65,315
Thereafter	40,587

Total	430,767
Debt premium	1,673

Outstanding as of December 31, 2007, net of debt premium	$432,440

At December 31, 2007, the outstanding mortgage debt had a weighted average interest rate of 5.90% and carried an average term to maturity of 2.47 years. Our ratio of mortgage debt to total market capitalization was approximately 54.8% at December 31, 2007.
In 2009, $285,049 or 66.0% of the Trust’s debt reaches maturity. Based on current activity in the debt markets, we do not see any issues surrounding the coming refinancing needs, however, there is no way to predict future market conditions.
In addition to mortgage debt, the Trust also had $11,500 outstanding under the Amended Revolver. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. The Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage (6.95% at December 31, 2007).
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
On January 8, 2008, we announced our fourth quarter distribution of $0.205 per share of common stock for the quarter ended on December 31, 2007. The distribution is payable on February 5, 2008 to stockholders of record at the close of business on January 22, 2008.
Off-Balance Sheet Arrangements
As discussed in note 8 to the consolidated financial statements, we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $88,555 at December 31, 2007. Additionally, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
Funds From Operations (FFO)
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
The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net income for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(5,416)	$(12,245)	$(15,534)
Gain on sale of student housing property, net of minority interest	(1,579)	—	—
Student housing property depreciation and amortization of lease intangibles	31,780	33,680	26,845
Equity portion of real estate depreciation and amortization on equity investees	424	54	—
Depreciation and amortization of discontinued operations	711	2,048	2,323
Minority interest benefit	(6)	(355)	(1,040)

Funds from operations available to all share and unit holders	$25,914	$23,182	$12,594

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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust has evaluated SFAS 157 and determined the adoption will not have a material impact on its consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust has evaluated SFAS 159 and determined the adoption will not have a material impact on its consolidated financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 141R on its consolidated financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial condition and results of operations.
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
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2007, we had fixed rate debt of $419,267. Holding other variables constant a 100 basis point increase in interest rates would cause a $8,844 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9,215 increase in the fair value of our fixed rate debt. At December 31, 2007, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.90% and an average term to maturity of 2.47 years.
At December 31, 2007, we had $11,500 drawn on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.
Approximately 97% of the Trust’s outstanding debt was subject to fixed rates at December 31, 2007. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to our variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8. Financial Statements and Supplementary Data.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee
We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and the combined statements of operations, owners’ equity, and cash flows for Education Realty Trust Predecessor (the “EDR Predecessor,” as defined in note 1) for the period January 1, 2005 through January 30, 2005. We also have audited the Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, and the combined results of operations and cash flows of the EDR Predecessor for the period January 1, 2005 through January 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
March 3, 2008

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands, except share
	and per share data)
ASSETS
Assets:
Student housing properties, net	$732,979	$804,759
Assets under development	5,675	—
Corporate office furniture, net	1,693	752
Cash and cash equivalents	4,034	6,427
Restricted cash	8,188	9,154
Student contracts receivable, net	329	227
Receivable from affiliate	18	369
Receivable from managed third parties	606	1,055
Goodwill and other intangibles, net	3,531	3,649
Other assets	10,407	9,066

Total assets	$767,460	$835,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage loans, net of unamortized premium/discount	$420,940	$423,933
Other long-term debt	—	47,000
Revolving line of credit	11,500	22,400
Accounts payable	1,397	696
Accrued expenses	9,695	10,153
Accounts payable affiliate	60	—
Deferred revenue	7,928	8,988

Total liabilities	451,520	513,170

Minority interest	18,121	19,289

Commitments and contingencies (see Note 16)

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,431,855 and 26,810,552 shares issued and outstanding as of December 31, 2007 and 2006, respectively	284	268
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	330,969	330,374
Warrants	—	375
Accumulated deficit	(33,434)	(28,018)

Total stockholders’ equity	297,819	302,999

Total liabilities and stockholders’ equity	$767,460	$835,458

See accompanying notes to the consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

				EDR
				Predecessor
	Education Realty Trust, Inc.			Combined
	Consolidated			January 1
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	January 30,
	2007	2006	2005	2005
	(Amounts in thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$85,651	$81,202	$68,507	$1,503
Student housing food service revenue	2,359	3,634	3,222	269
Other leasing revenue	13,811	14,012	—	—

Third-party development services	5,411	3,773	1,759	—

Third-party management services	3,391	2,796	1,865	103
Operating expense reimbursements	9,330	7,638	6,023	671

Total revenues	119,953	113,055	81,376	2,546

Operating expenses:
Student housing leasing operations	41,215	39,503	34,234	524
Student housing food service operations	2,236	3,318	3,020	255
General and administrative	14,561	12,331	12,182	367
Depreciation and amortization	32,223	34,035	26,585	260

Reimbursable operating expenses	9,330	7,638	6,023	671

Total operating expenses	99,565	96,825	82,044	2,077

Operating income (loss)	20,388	16,230	(668)	469

Nonoperating expenses:
Interest expense	26,957	29,353	16,186	479
Exit fees on early repayment of debt	174	—	1,084	—
Amortization of deferred financing costs	1,036	1,114	820	—
Interest income	(492)	(534)	(1,303)	—

Total nonoperating expenses	27,675	29,933	16,787	479

Loss before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(7,287)	(13,703)	(17,455)	(10)
Equity in earnings of unconsolidated entities	(277)	740	853	27

Income (loss) before income taxes, minority interest and discontinued operations	(7,564)	(12,963)	(16,602)	17
Taxes	258	659	497	—

See accompanying notes to the consolidated and combined financial statements.

				EDR
				Predecessor
	Education Realty Trust, Inc.			Combined
	Consolidated			January 1
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	January 30,
	2007	2006	2005	2005
	(Amounts in thousands, except share and per share data)
Income (loss) before minority interest and discontinued operations	(7,822)	(13,622)	(17,099)	17
Minority interest	(39)	(404)	(1,073)	—

Loss from continuing operations	(7,783)	(13,218)	(16,026)	17

Discontinued operations:
Income from discontinued operations, net of minority interest of $34, $49 and $33, respectively	788	973	475	—
Gain on sale of student housing property, net of minority interest of $65	1,579	—	—	—

Income from discontinued operations	2,367	973	475	—

Net income (loss)	$(5,416)	$(12,245)	$(15,551)	$17

Earnings per share information:
Income (loss) per share — basic and diluted:
Continuing operations	(0.28)	(0.50)	(0.69)
Discontinued operations	0.08	0.04	0.02

Net loss per share	$(0.20)	$(0.46)	$(0.67)

Weighted average common shares outstanding — basic and diluted	28,010,144	26,387,547	23,063,110

Distributions per common share	$0.82	$1.10	$0.79

See accompanying notes to the consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ AND OWNERS’ EQUITY

			Additional	Unearned		Loan to		EDR
	Common Stock		Paid-In	Deferred		Unit	Accumulated	Predecessor
	Shares	Amount	Capital	Compensation	Warrants	Holder	Deficit	Equity	Total
	(Amounts in thousands, except share and per share data)
EDR Predecessor:
Balance, December 31, 2004	—	$—	$—	$—	$—	$—	$—	$1,789	$1,789
Net income	—	—	—	—	—	—	—	17	17

Balance, January 30, 2005	—	$—	$—	$—	$—	$—	$—	$1,806	$1,806

The Trust:
Balance, December 31, 2004	100	$—	$1	$—	$—	$—	$(222)	$—	$(221)
Issuance and registration of common shares — The Offering	21,850,000	219	320,200	—	—	—	—	—	320,419
Redemption of Promoter’s common shares simultaneous with The Offering	(100)	—	(1)	—	—	—	—	—	(1)
Issuance of warrants	—	—	—	—	375	—	—	—	375
Loan to unit holder	—	—	—	—	—	(5,996)	—	—	(5,996)
Excess of purchase price of EDR Predecessor over fair value related to Promoter carried over at historical cost	—	—	(17,382)	—	—	—	—	—	(17,382)

Restricted shares issued to officers and directors	—	—	3,126	(3,126)	—	—	—	—	—
Amortization of restricted stock	38,889	—	—	656	—	—	—	—	656
Issuance of common shares — private placement	4,375,000	44	66,911	—	—	—	—	—	66,955
Cash dividends	—	—	(18,721)	—	—	—	—	—	(18,721)
Net loss	—	—	—	—	—	—	(15,551)	—	(15,551)

Balance, December 31, 2005	26,263,889	263	354,134	(2,470)	375	(5,996)	(15,773)	—	330,533
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	(2,470)	2,470	—	—	—	—	—
Restricted shares issued to officers and directors	6,000	—	88	—	—	—	—	—	88
Amortization of restricted stock	36,000	—	604	—	—	—	—	—	604
Operating unit conversion to common stock	99,056	1	1,389	—	—	—	—	—	1,390
Redemption of minority interest to satisfy loan to unitholder	—	—	—	—	—	5,996	—	—	5,996
See accompanying notes to the consolidated and combined financial statements.

			Additional	Unearned		Loan to		EDR
	Common Stock		Paid-In	Deferred		Unit	Accumulated	Predecessor
	Shares	Amount	Capital	Compensation	Warrants	Holder	Deficit	Equity	Total
	(Amounts in thousands, except share and per share data)
Net proceeds from issuance of common shares -direct stock purchase plan and dividend reinvestment plan	405,607	4	5,743	—	—	—	—	—	5,747
Cash dividends	—	—	(29,114)	—	—	—	—	—	(29,114)
Net loss	—	—	—	—	—	—	(12,245)	—	(12,245)

Balance, December 31, 2006	26,810,552	268	330,374	—	375	—	(28,018)	—	302,999
Restricted shares issued to officers and directors	8,000	—	113	—	—	—	—		113
Amortization of restricted stock	36,000	—	604	—	—	—	—	—	604
Net proceeds from issuance of common shares — direct stock purchase plan and dividend reinvestment plan	1,577,303	16	22,476	—	—	—	—	—	22,492
Cash dividends	—	—	(22,985)	—	—	—	—	—	(22,985)
Expiration of Warrants	—	—	375	—	(375)	—	—	—	—
PIU Repurchase	—	—	12	—	—	—	—	—	12

Net loss	—	—	—	—	—	—	(5,416)	—	(5,416)

Balance, December 31, 2007	28,431,855	$284	$330,969	$—	$—	$—	$(33,434)	$—	$297,819

See accompanying notes to the consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

				EDR
				Predecessor
	Education Realty Trust, Inc.			Combined
	Consolidated			January 1
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	January 30,
	2007	2006	2005	2005
Operating activities:
Net income (loss)	$(5,416)	$(12,245)	$(15,551)	$17
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,223	34,035	26,585	246
Depreciation included in discontinued operations	711	2,048	2,323	—
Deferred tax expense (benefit)	(178)	48	(209)	—
Loss on disposal of assets	38	11	18	—
Gain on sale of student housing property	(1,644)	—	—	—
Loss on early repayment of debt	138	—	—	—
Amortization of deferred financing costs	1,036	1,114	820	14
Amortization of unamortized debt premiums/discounts	(583)	(559)	(364)	—
Distributions of earnings from unconsolidated entities	364	787	879	—
Noncash compensation expense related to PIUs and restricted stock	772	796	4,783	—
Equity in earnings of unconsolidated entities	277	(740)	(853)	(27)
Minority interest in continuing operations	(39)	(404)	(1,073)	—
Minority interest in discontinued operations	99	49	33	—
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(291)	259	(374)	(5)
Management fees receivable	63	(117)	(284)	63
Other assets	(1,104)	(1,272)	868	(818)
Accounts payable and accrued expenses	509	697	3,069	712
Accounts payable affiliate	411	(594)	(3,729)	276
Deferred revenue	(580)	1,274	1,432	(320)

Net cash provided by operating activities	26,806	25,187	18,373	158

Investing activities:
Property acquisitions, net of cash acquired	—	(112,717)	(187,283)	(25)
Deferred acquisition costs and earnest money deposits	—	—	(4,718)	—
Purchase of corporate furniture and fixtures	(1,348)	(86)	(1,093)	—
Restricted cash	966	(40)	(1,725)	(2,348)
Insurance proceeds on property loss	—	184	175	—
Investment in student housing properties	(8,463)	(4,858)	(5,513)	—
Proceeds from sale of student housing properties	48,942	—	—	—
See accompanying notes to the consolidated and combined financial statements.

				EDR
				Predecessor
	Education Realty Trust, Inc.			Combined
	Consolidated			January 1
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	January 30,
	2007	2006	2005	2005
Loan to equity investee	(845)	—	—	—
Investment in assets under development	(5,675)	—	—	—
Investments in joint ventures	(178)	(3,313)	—	—

Net cash provided by (used in) investing activities	33,399	(120,830)	(200,157)	(2,373)

Financing activities:
Payment of mortgage notes	(60,158)	(2,503)	(115,782)	(98)
Borrowings of mortgage notes	57,800	—	—	—
Borrowings of long-term debt	—	50,000	—	—
Repayments of long-term debt	(47,000)	(3,000)	—	—
Debt issuance costs	(551)	(1,352)	(3,176)	—
Borrowing (repayment) of line of credit, net	(10,900)	22,400	(497)	—
Loan to unit holder	—	—	(5,996)	—
Proceeds (payments) from issuance of common stock	22,414	5,994	419,600	—
Payment of offering costs	—	(248)	(30,008)	—
Dividends and distributions paid	(24,203)	(30,875)	(20,213)	—
Borrowing/(repayment) of notes payable affiliate	—	—	(483)	—
Redemption of minority interest	—	(8)	—	—

Net cash provided by (used in) financing activities	(62,598)	40,408	243,445	(98)

Net increase (decrease) in cash and cash equivalents	(2,393)	(55,235)	61,661	(2,313)
Cash and cash equivalents, beginning of period	6,427	61,662	1	2,883

Cash and cash equivalents, end of period	$4,034	$6,427	$61,662	$570

Supplemental disclosure of cash flow information:
Interest paid	$27,520	$29,180	$9,778	$471

Income taxes paid	$796	$819	$357	$—

Supplemental disclosure of noncash activities:
Place acquisition costs paid in 2005	$—	$4,718	$—	—
Redemption of minority interest to satisfy loan to unitholder	—	6,116	—	—
Prepaid offering costs charged against equity	—	—	2,218	—
Units issued in the Formation Transactions	—	—	26,340	—
Warrants issued (expired)	(375)	—	375	—
Common stock issued under the dividend reinvestment plan	78	—	—	—
Debt assumed in property acquisitions net of premium	—	98,660	444,964	—
See accompanying notes to the consolidated and combined financial statements.

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
The Trust was formed to succeed to the business of a group of entities collectively referred to herein as the Education Realty Trust Predecessor (the “EDR Predecessor”). The EDR Predecessor was not a legal entity, but rather a combination of certain real estate entities under common management. The EDR Predecessor consisted of the following limited liability companies and limited partnerships:
•	Allen & O’Hara Education Services, LLC (“AOES”) a Tennessee limited liability company performing student housing management activities.

•	Allen & O’Hara Development Company, LLC (“AODC”), a limited liability company and formerly a wholly owned subsidiary of AOES, providing development consulting services for third party student housing properties.

•	Allen & O’Hara Educational Properties, LLC, a limited liability company, previously holding the ownership interests in the student housing property referred to as The Gables Apartments (“The Gables”).

•	Education Properties Trust, LLC (“EPT”), a Delaware limited liability company, owned and managed the following four garden-style student housing properties through four separate wholly-owned limited liability companies:
•	Players Club Apartments, Tallahassee, Florida

•	The Reserve at Athens, Athens, Georgia

•	The Reserve at Clemson, Clemson, South Carolina

•	NorthPointe Apartments, Tucson, Arizona
•	C Station, LLC, a Tennessee limited liability company, owned and operated one garden-style student housing property referred to as College Station.

•	University Towers Raleigh, LLC, a North Carolina limited liability company, owned a student housing property referred to as University Towers.
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
The Trust is subject to the risks involved with the ownership and operations of residential real estate near major universities throughout the United States. These include, among others, the risks normally associated with changes in the demand for housing by students at the related universities, competition for tenants, creditworthiness of tenants, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.
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
Simultaneous with the Offering, the Operating Partnership together with its taxable REIT subsidiary engaged in the following formation transactions (the “Formation Transactions”):
•	The Promoter and certain members of management contributed their interests in AOES in exchange for $12,400 of units in the Operating Partnership. AOES converted to a corporation and elected to be treated as the taxable REIT subsidiary. AOES owns 100% of AODC.

•	The Operating Partnership acquired all of the interests in EPT from the previous owners for $26,661 in cash, $1,342 in units in the Operating Partnership and the assumption of debt totaling $50,134. As a result, EPT became a wholly owned single member LLC subsidiary of the Operating Partnership.

•	The owners of The Gables contributed their interests in the student housing property to a newly formed Delaware limited partnership referred to as EDR BG, LP in exchange for all the limited partnership interests of EDR BG, LP. The Operating Partnership acquired all of the ownership interests in EDR BG, LP for $1,043 in cash, $58 in units in the Operating Partnership and the assumption of debt totaling $4,552.

•	C Station LLC merged into a newly formed Delaware LLC, EDR C Station LLC, which is a wholly owned subsidiary of the Operating Partnership. The interests were contributed in exchange for the issuance of $229 in units in the Operating Partnership and the assumption of debt and notes payable to the Promoter totaling $2,477.

•	The University Towers Partnership acquired a 100% interest in University Towers and in turn was acquired for $8,813 in cash, $4,316 in units and the assumption of debt totaling $24,371.

•	The Operating Partnership also acquired 14 properties referred to as the JPI portfolio simultaneous with the Offering. The purchase price of $401,975 was paid in cash of $82,105 the issuance of $7,995 of units in the Operating Partnership, and the assumption of first mortgage debt of $311,500, of which $93,360 was repaid with the use of the net proceeds of the offering. Additionally, the Operating Partnership issued warrants to JPI to purchase 250,000 shares of common stock at an exercise price per share of 103% of the Offering price. These warrants have a value approximating $375. The warrants were exercisable beginning January 31, 2006 and expired on February 28, 2007. In connection with the acquisition, the Operating Partnership entered into an agreement to provide to the seller a revolving loan commitment secured by a pledge of the Operating Partnership units (499,688 units) issued to the seller in the purchase transaction. On April 10, 2006, the Trust redeemed 400,632 Operating Partnership units (minority interest) in full satisfaction of the $5,996 note receivable and accrued interest of $120. The redemption of minority interest was recorded in accordance with SFAS No. 141, Business Combinations , which resulted in additional goodwill of $388. The seller was released from the pledge of the remaining 99,056 Operating Partnership units. On April 26, 2006, the seller converted the remaining units to the Trust’s common stock.
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
The accompanying combined financial statements of the EDR Predecessor represent the operating results of the entities comprising the EDR Predecessor. The historical combined financial statements of the EDR Predecessor are presented as the Promoter, either directly or indirectly through his previous ownership in AOES, managed the EDR Predecessor prior to the Trust acquiring those interests in connection with the Formation Transactions. The Promoter has other operations, which were not contributed to the Operating Partnership or the Trust and, therefore, the combined financial statements of EDR Predecessor are not intended to represent the financial position and results of operations of all of the Promoter’s investments.
All intercompany balances and transactions have been eliminated in the accompanying consolidated and combined financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2006, the deferred charge resulting from the straight lining of our rent expense for our corporate headquarters, in the amount of $85, was reclassified from deferred revenue to accrued expenses and $386 of other third party managed receivables was reclassified from other assets to receivable from managed third parties. In 2006, $21 of general and administrative expenses incurred by Place Portfolio was reclassified from other corporate expenses to student housing leasing expenses in the segment reporting discussed in Note 11.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of student housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with student property acquisitions and in the recording of the allowance for doubtful accounts. Actual results could differ from those estimates.
Cash and cash equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated and combined statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the $100 amount the FDIC insures. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents.
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
Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Independent appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.
Management assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of December 31, 2007, management determined that no indicators of impairment existed.
Certain student housing properties are classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, fair value less cost to sell of such asset is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. No impairment loss on student housing properties held for sale was recognized in the accompanying consolidated financial statements.
Deferred financing costs
Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The costs incurred during 2007 and 2006 were $551 and $1,352, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method.
Amortization expense totaled $1,036, $1,114 and $820 for the Trust for 2007, 2006 and 2005, respectively. Accumulated amortization for the Trust at December 31, 2007, 2006 and 2005, was $2,970, $1,934 and $820, respectively. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.
Offering costs
Specific incremental costs directly attributable to the Offering, the Private Placement and the dividend reinvestment plan were deferred and charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.
Debt premiums/discounts
Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2007 and 2006, the Trust had net unamortized debt premiums of $1,673 and $2,308, respectively. These amounts are included in mortgage loans in the accompanying consolidated balance sheets.
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
No provision for income taxes has been recorded in the EDR Predecessor’s combined financial statements, as the owners are required to report their share of the EDR Predecessor’s earnings in their respective income tax returns.
Earnings per share
The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At December 31, 2007 and 2006, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2007	2006
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	269,757	269,757
Restricted Stock (unvested shares)	75,111	111,111
Profits Interest Units	277,500	265,000

Total potentially dilutive securities	1,536,106	1,559,606

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
Repairs, maintenance, and major improvements
The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash as the funds are not available for current use.
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
Investment in unconsolidated joint ventures and limited liability companies
The Operating Partnership accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the Trust’s share of equity in earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests. These investments are classified as other assets in the accompanying balance sheet. As of December 31, 2007 and 2006, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
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
Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to the leasing activities at the student housing properties and includes revenues from the leasing of space, from parking lot rentals and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying consolidated and combined statements of operations. Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a nonrefundable application fee and a signed parental guarantee. Receivables are recorded when billed, revenues and related lease incentives and nonrefundable application fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts except as noted below related to other leasing revenue. The future minimum rental income to be received based on leases held as of December 31, 2007 is approximately $50,436. At certain student housing facilities, the Trust offered parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
Student housing food service revenue — The Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester. The Trust provided food service to an unaffiliated secondary boarding school through a contract covering a nine-month period. This contract was terminated in 2006. The contract required a flat weekly fee and the related revenues were recognized on a straight-line basis over the contract period.
Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties we acquired from Place Properties (“Place”) on January 1, 2006 as discussed in Note 5. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008 as discussed in Note 18.
Third-party development consulting revenue — The Trust provides development-consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. A portion of the fee is typically received upfront and varies from 3-5% of the total estimated costs. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of the construction phases of the respective projects.
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
Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2007, 2006 and 2005, for the Trust.

	2007	2006	2005
Balance, beginning of period	$43	$410	$—
Provision for uncollectible accounts	804	775	2,306
Deductions	(674)	(1,142)	(1,896)

Balance, end of period	$173	$43	$410

Costs related to third party development consulting services
Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying balance sheets.
Advertising expense
Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $1,627, $1,871 and $1,990 for 2007, 2006 and 2005, respectively.
Minority interests
Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter. In the event the Operating Partnership was terminated on December 31, 2007, the amount of consideration paid to the minority interests holders would be in accordance with their positive capital account balances, determined after taking into account all capital account adjustments for all prior periods and the Operating Partnerships taxable year during which the termination occurs.
Segment information
The Trust applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Trust has identified three reportable business segments: student housing leasing, student housing development consulting services, and student housing management services.
Stock-based compensation
The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan is described more fully in Note 9. The Trust adopted SFAS No. 123 (R), Share-Based Payment on January 1, 2006, which requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
Fair value of financial instruments
The Trust follows SFAS No. 107, Disclosure about the Fair Value of Financial Instruments, which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Trust does not hold or issue financial instruments for trading purposes. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash and short-term investments, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust has estimated the fair value of the mortgage notes payable utilizing present value techniques. At December 31, 2007, the carrying amount and estimated fair value of the mortgage notes payable was $419,267 and $417,385, respectively. At December 31, 2006, the carrying amount and estimated fair value of the mortgage notes payable was $423,933 and $404,240, respectively. The revolving credit facility bears interest at variable rates and therefore cost approximates market value at December 31, 2007 and 2006.
Recent accounting pronouncements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Trust had no unrecognized tax benefits as of the date of adoption through December 31, 2007. As of December 31, 2007, the Trust does not expect to record any unrecognized tax benefits during 2008. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. As of December 31, 2007, open tax years generally include tax years 2004-2007. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2007, the Trust had no interest or penalties recorded related to unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Trust’s consolidated financial condition or results of operations taken as a whole.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust has evaluated SFAS 157 and determined the adoption will not have a material impact on its consolidated financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trust has evaluated SFAS 159 and determined the adoption will not have a material impact on its consolidated financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 141R on its consolidated financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial condition and results of operations.
4. Income taxes
Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2007 and 2006, respectively, are as follows:

	2007	2006
Deferred tax assets:
Deferred revenue	$(19)	$49
Depreciation and amortization	412	335
Accrued expenses	182	132
Straight line rent	136	30

Total deferred tax assets	711	546
Deferred tax liability:
Amortization of management contracts intangible	(30)	(44)

Net deferred tax assets	$681	$502

Significant components of the income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows:

	2007	2006	2005
Deferred:
Federal	$(127)	$40	$(182)
State	(51)	8	(27)

Deferred expense (benefit)	(178)	48	(209)

Current:
Federal	377	498	525
State	59	113	181

Current expense	436	611	706

Total provision	$258	$659	$497

TRS earnings subject to tax consisted of $666, $1,606 and $1,121 for 2007, 2006 and 2005 respectively. The reconciliation of income tax attributable to income before minority interest computed at the U.S. statutory rate to income tax provision is as follows:

	2007	2006	2005
Tax provision at U.S. statutory rates on TRS income subject to tax	$226	$546	$381
State income tax, net of federal benefit	29	108	114
Other	3	5	2

Tax provision	$258	$659	$497

5. Acquisition of real estate investments
On June 28, 2007, the Trust completed the acquisition of land in Carbondale, Illinois for $1,946 in order to develop a wholly owned student apartment community near Southern Illinois University. Since the acquisition, we have incurred an additional $3,729 in costs to develop the community. During 2007, we capitalized $58 of interest cost related to the development. All costs are classified as assets under development in the accompanying consolidated balance sheet.
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

The results of operations for each acquisition have been included in our consolidated statements of operations from the respective acquisition dates. In connection with the acquisitions that occurred during 2005, $3,070 and $5,926 was allocated to goodwill and other identifiable intangibles (in-place leases and management contracts), respectively. In connection with the Statesboro acquisition discussed above, $159 was allocated to other identifiable intangibles (in-place leases). In-place lease intangibles and management contracts are amortized over the estimated life of the remaining lease/contract term. Accumulated amortization was $6,012 and $5,894 as of December 31, 2007 and 2006, respectively. Amortization expense totaled $118, $445 and $5,449 for 2007, 2006 and 2005, respectively. All in-place leases were fully amortized as of December 31, 2007. Amortization expense for management contracts for 2008, 2009 and 2010 is estimated to be $35, $35 and $4, respectively, with all management contracts fully amortized in 2010.
In accordance with SFAS No. 142, goodwill is not subject to amortization. The carrying value of goodwill is $3,458 (including the addition of $388 related to the redemption of minority interest discussed in Note 2) at December 31, 2007 and 2006.
6. Disposition of real estate investments and discontinued operations
On June 5, 2007, the Trust sold the Village on Tharpe (“Tharpe”) student housing property for a sales price of $50,000, resulting in net proceeds of approximately $48,942. The net proceeds where used to pay off the Term Loan (see Note 10). The resulting gain on disposition of approximately $1,579, net of minority interest, is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007. Accordingly, the results of operations of Tharpe are included in discontinued operations for all periods presented. In accordance with the provisions of SFAS No. 144, the Trust ceased depreciation on the property when it met the held for sale criteria.

The following table summarizes income from discontinued operations, net of minority interest, and the related realized gains on sales of real estate from discontinued operations, net of minority interest, for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Student housing leasing revenue	$2,692	$6,236	$5,867
Student housing leasing operating expenses	(1,159)	(3,166)	(3,036)
Depreciation and amortization	(711)	(2,048)	(2,323)
Minority interest in Operating Partnership	(34)	(49)	(33)

Income from discontinued operations (net of minority interest)	$788	$973	$475

Gain on sale of student housing property	$1,644	$—	$—
Minority interest in Operating Partnership	(65)	—	—

Gain on sale of student housing property (net of minority interest)	$1,579	$—	$—

7. Student housing properties
Student housing properties consist of the following at December 31, 2007 and 2006 for the Trust, respectively:

	2007	2006
Land	$59,850	$65,260
Land improvements	53,250	54,825
Construction in progress	1,749	88
Buildings	667,120	705,802
Furniture, fixtures and equipment	37,219	37,273

	819,188	863,248
Less accumulated depreciation	(86,209)	(58,489)

Student housing properties, net	$732,979	$804,759

Following is certain information related to the Trust’s investment in student housing properties as of December 31, 2007:

		Initial Cost				Total Costs
					Cost
			Buildings and		Capitalized		Buildings and		Accumulated	Date of
Property(3)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(4)	Acquisition
University Towers	$23,099	$2,195	$31,035	$33,230	$1,221	$2,195	$32,256	$34,451	$4,438	01/31/05
The Gables	4,364	198	5,099	5,297	146	198	5,245	5,443	775	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	279	1,740	18,264	20,004	2,237	01/31/05
Players Club	—	727	7,498	8,225	377	727	7,875	8,602	992	01/31/05
College Station	—	244	2,190	2,434	157	244	2,347	2,591	422	01/31/05
The Reserve at Clemson	12,000	625	18,230	18,855	398	625	18,628	19,253	2,467	01/31/05
NorthPointe	18,800	2,498	27,323	29,821	569	2,498	27,892	30,390	3,416	01/31/05
The Pointe at South Florida	23,467	3,508	30,510	34,018	1,126	3,508	31,636	35,144	4,272	01/31/05
The Reserve on Perkins(1)	—	913	15,795	16,708	501	913	16,296	17,209	2,225	01/31/05
The Commons at Knoxville	31,420	4,630	18,386	23,016	416	4,630	18,802	23,432	2,506	01/31/05
The Reserve at Tallahassee	—	2,743	21,176	23,919	645	2,743	21,821	24,564	2,811	01/31/05

		Initial Cost				Total Costs
					Cost
			Buildings and		Capitalized		Buildings and		Accumulated	Date of
Property(3)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(4)	Acquisition
The Pointe at Western	21,208	1,096	30,647	31,743	452	1,096	31,099	32,195	3,997	01/31/05
College Station at W. Lafayette	14,532	1,887	19,528	21,415	339	1,887	19,867	21,754	2,900	01/31/05
The Commons on Kinnear	14,434	1,327	20,803	22,130	246	1,327	21,049	22,376	2,436	01/31/05
The Pointe at Penn State(2)	—	2,151	35,094	37,245	372	2,151	35,466	37,617	4,299	01/31/05
The Reserve at Star Pass	49,821	1,584	30,810	32,394	531	1,584	31,341	32,925	4,019	01/31/05
The Reserve at Columbia	19,048	1,071	26,134	27,205	511	1,071	26,645	27,716	3,071	01/31/05
The Reserve on Frankford	14,237	1,181	26,758	27,939	534	1,181	27,292	28,473	3,788	01/31/05
The Lofts	27,000	2,801	34,117	36,918	313	2,801	34,430	37,231	3,775	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	862	1,896	15,782	17,678	2,139	01/31/05
Campus Creek	—	2,251	21,604	23,855	528	2,251	22,132	24,383	2,719	02/22/05
Pointe West	10,815	2,318	10,924	13,242	320	2,318	11,244	13,562	1,643	03/17/05
Campus Lodge	36,362	2,746	44,415	47,161	409	2,746	44,824	47,570	4,880	06/07/05
College Grove	—	1,334	19,270	20,604	1,408	1,334	20,678	22,012	3,051	04/27/05
The Reserve on South College	—	1,744	10,784	12,528	1,186	1,744	11,970	13,714	1,566	07/06/05
Statesboro Players Club	—	2,028	10,675	12,703	1,594	2,028	12,269	14,297	679	06/15/06
Troy Place	9,440	523	12,404	12,927	559	523	12,963	13,486	994	01/01/06
Jacksonville Place	11,120	628	14,532	15,160	99	628	14,631	15,259	1,140	01/01/06
Statesboro Place	—	1,180	17,288	18,468	218	1,180	17,506	18,686	1,336	01/01/06
Macon Place	7,440	340	9,856	10,196	141	340	9,997	10,337	792	01/01/06
Clayton Place	24,540	4,291	28,843	33,134	79	4,291	28,922	33,213	2,083	01/01/06
Carrollton Place	—	682	12,166	12,848	133	682	12,299	12,981	873	01/01/06
River Place	13,680	837	17,746	18,583	248	837	17,994	18,831	1,384	01/01/06
Murray Place	6,800	550	8,864	9,414	241	550	9,105	9,655	807	01/01/06
Western Place	—	660	16,332	16,992	74	660	16,406	17,066	1,243	01/01/06
Cape Place	8,520	445	11,207	11,652	213	445	11,420	11,865	893	01/01/06
Clemson Place	8,160	759	10,317	11,076	137	759	10,454	11,213	789	01/01/06
Berkeley Place	—	1,048	18,497	19,545	59	1,048	18,556	19,604	1,366	01/01/06
Martin Place	8,960	471	11,784	12,255	151	471	11,935	12,406	938	01/01/06

Totals	$419,267	$59,850	$741,546	$801,396	$17,792	$59,850	$759,338	$819,188	$86,209

(1)	The Reserve on Perkins is cross collateralized with The Commons at Knoxville against the $32,000 outstanding loan.

(2)	The Pointe at Penn State is cross collateralized with The Reserve at Star Pass against the $50,740 outstanding loan.

(3)	All properties are garden-style student housing communities except for University Towers which is a traditional residence hall.

(4)	Assets have useful lives ranging from 3 to 40 years.
The following table reconciles the historical cost of the Trust’s investment in student housing properties for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of period	$863,248	$643,515	$—
Student housing acquisitions	—	214,953	638,357
Student housing dispositions	(52,406)	—	—
Additions	8,463	4,860	5,513
Disposals	(117)	(80)	(355)

Balance, end of period	$819,188	$863,248	$643,515

The following table reconciles the accumulated depreciation of the Trust’s investment in student housing properties for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of period	$58,489	$23,210	$—
Depreciation	32,409	35,320	23,219
Disposals	(77)	(41)	(9)
Student housing dispositions	(4,612)	—	—

Balance, end of period	$86,209	$58,489	$23,210

8. Investments in unconsolidated entities
The Trust’s ownership in SSAD, SSAD LLC, ULAD LLC, Hines/ AOES LLC, CUPA LLC, Lock Haven LLC, Clarion LLC, Bloomsburg LLC, AP LLC, AODC/CPA, LLC, University Village-Greensboro LLC, WEDR Riverside Investors V, LLC, WEDR Stinson Investors V, LLC, APF EDR, LP, and APF EDR Food Services, LP is accounted for under the equity method. The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies, and limited partnerships at December 31, 2007 and 2006 and for 2007, 2006 and 2005.

	2007	2006
Financial Position:
Total assets	$145,644	$126,626
Total liabilities	116,040	92,528

Equity (deficit)	29,604	34,098

Trust’s and EDR Predecessor’s investment in unconsolidated entities	$2,671	$3,134

	2007	2006	2005
Results of Operations:
Revenues	$13,283	$3,909	$1,770
Net income (loss)	(4,194)	1,013	1,720
Trust’s and EDR Predecessor’s equity in earnings of unconsolidated entities	$(277)	$740	$853
These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.
9. Incentive plans
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
During 2007 and 2006, the Trust issued 4,000 shares of restricted stock each year to an executive officer and 4,000 and 2,000 shares, respectively, to its independent directors. The 2007 and 2006 issuances vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At December 31, 2007 and 2006, unearned compensation totaled $1,261 and $1,866, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During 2007, 2006 and 2005, compensation expense of $691, $604 and $500, respectively, was recognized in the accompanying consolidated statement of operations, related to the vesting of restricted stock.
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
Effective January 1, 2006, the Trust adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. This pronouncement requires that compensation costs related to share-based payments be recognized in financial statements. Prior to January 1, 2006, the Trust applied the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Total compensation cost recognized in general and administrative expense in the accompanying consolidated statements of operations for 2007, 2006 and 2005 was $772, $796 and $4,600, respectively. The adoption of SFAS No. 123 (R) had no impact on the accompanying financial statements other than the reclassification of unearned compensation of $2,470 to additional paid-in capital in the accompanying statement of changes in stockholders’ equity.
A summary of the Trust’s stock-based incentive plan activity as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Restricted
	PIU’s	Stock	Total
Initial issuance	220,000	174,000	394,000
Granted	25,000	12,000	37,000

Outstanding at December 31, 2005	245,000	186,000	431,000
Granted	22,500	6,000	28,500
Retired	(2,500)	—	(2,500)

Outstanding at December 31, 2006	265,000	192,000	457,000

Granted	17,500	8,000	25,500
Retired	(5,000)	—	(5,000)

Outstanding at December 31, 2007	277,500	200,000	477,500

Vested at December 31, 2007	277,500	124,889	402,389

10. Debt
Notes payable and revolving credit facility
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000 and entered into a senior unsecured term loan facility (the “Term Loan”) in the amount of $50,000. On June 8, 2007, the Trust prepaid the entire balance outstanding on the Term Loan with the proceeds received from the sale of the student housing property discussed in Note 6. In conjunction with this prepayment, the Trust recognized a loss from early extinguishment of debt totaling $174 consisting of the write-off of unamortized deferred financing costs.
The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At December 31, 2007, there was $11,500 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (6.95% at December 31, 2007).
Availability under the Operating Partnership’s Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended credit agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended credit agreement. At December 31, 2007 the Trust had $55,653 available under the Amended Revolver.
The Operating Partnership’s Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. During January 2007, the Trust determined it would be in violation of its interest coverage ratio covenant related to the Amended Revolver. On February 27, 2007, the Trust entered into an amendment to the Amended Revolver (“First Amendment”), whereby the interest coverage ratio was adjusted from 1.85:1.00, to not less than 1.70:1.00 at all times from December 31, 2006 until March 31, 2008. However, the First Amendment states that if the Trust attains an interest coverage ratio greater than 1.85:1.00 during the effective period of the First Amendment, the interest coverage ratio reverts back to 1.85:1.00 on a prospective basis. At September 30, 2007, the Trust attained an interest coverage ratio of 1.87:1.00. Accordingly, the interest coverage ratio covenant reverted back to 1.85:1.00 on a prospective basis.
The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed (i) 100% of funds from operations for the applicable period through and including December 31, 2007, and (ii) 95% of funds from operations for the applicable period thereafter.
During 2007, the Trust issued 1,571,692 shares of common stock under the direct stock purchase plan, raising net proceeds of approximately $22,530 which were primarily used to pay down the Amended Revolver.
Mortgage debt
At December 31, 2007, the Trust had mortgage notes payable consisting of the following notes which were secured by the underlying student housing properties or leaseholds consisting of:

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2007	Interest Rate	Date	Amortization
University Towers	$23,099	6.77%	3/1/2008	30 Year

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2007	Interest Rate	Date	Amortization
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,364	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida	23,467	5.48%	7/7/2009	30 Year
The Pointe at Western	21,209	5.48%	7/7/2009	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
The Reserve on Perkins/The Commons at Knoxville	31,420	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	49,821	5.48%	7/7/2009	30 Year
Campus Lodge	36,362	6.97%	5/1/2012	30 Year
Pointe West	10,815	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,531	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,434	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,237	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,048	5.48%	7/7/2009	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year

Total debt /weighted average rate	419,267	5.90%
Unamortized premium	1,673

Total mortgage loans net of unamortized premium	420,940
Less current portion of mortgage debt	(26,481)

Total long-term debt, net of current portion	$394,459

At December 31, 2006, the Trust had mortgage notes payable consisting of the following notes which were secured by the underlying student housing properties or leaseholds consisting of:

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2006	Interest Rate	Date	Amortization
University Towers	$23,563	6.77%	3/1/2008	30 Year
The Reserve at Clemson	11,651	6.63%	5/1/2007	30 Year
The Gables	4,433	5.50%	11/1/2013	30 Year
NorthPointe	18,312	6.63%	5/1/2007	30 Year
The Pointe at S. Florida	23,779	5.48%	7/7/2009	30 Year
The Pointe at Western	21,490	5.48%	7/7/2009	30 Year
The Lofts	26,500	3.49%	4/5/2007	30 Year
The Reserve on Perkins/The Commons at Knoxville	31,838	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	50,482	5.48%	7/7/2009	30 Year
Campus Lodge	36,854	6.97%	5/1/2012	30 Year
Pointe West	10,986	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,725	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,625	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,426	5.48%	7/7/2009	30 Year

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2006	Interest Rate	Date	Amortization
The Reserve at Columbia	19,301	5.48%	7/7/2009	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year

Total debt /weighted average rate	421,625	5.85%
Unamortized premium	2,308

Total mortgage loans net of unamortized premium	423,933
Less current portion of mortgage debt	(60,158)

Total long-term debt, net of current portion	$363,775

Scheduled maturities of all outstanding debt, including non-mortgage debt not shown above, as of December 31, 2007 are as follows:

Year
2008	$26,481
2009	285,049
2010	12,388
2011	947
2012	65,315
Thereafter	40,587

Total	430,767
Debt premium	1,673

Outstanding as of December 31, 2007, net of debt premium	$432,440

The following table reconciles the carrying amount of mortgage debt as of and for the years ended December 31, 2007, 2006 and 2005 for the Trust:

	2007	2006	2005
Balance, beginning of period	$423,933	$328,335	$—
Assumption of mortgage debt at fair value	—	98,660	444,964
Additions	57,800	—	6
Repayments of principal	(60,158)	(2,503)	(116,271)
Amortization of premium	(635)	(559)	(364)

Balance, end of period	$420,940	$423,933	$328,335

11. Segments
The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, student housing development-consulting services, and student housing management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, interest expense, and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level.
The following tables represent the Trust’s segment information for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31, 2007					Year Ended December 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:

Student housing leasing revenue	$85,651	$—	$—	$—	$85,651	$81,202	$—	$—	$—	$81,202
Student housing food service revenue	2,359	—	—	—	2,359	3,634	—	—	—	3,634
Other leasing revenue	13,811	—	—	—	13,811	14,012	—	—	—	14,012
Third-party development consulting services	—	5,411	—	—	5,411	—	3,773	—	—	3,773
Third-party management services	—	—	3,391	—	3,391	—	—	2,796	—	2,796
Intersegment revenues	—	—	3,428	(3,428)	—	—	—	3,298	(3,298)	—
Operating expense reimbursements	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total revenues	101,821	5,411	6,819	5,902	119,953	98,848	3,773	6,094	4,340	113,055

Operating expenses:
Student housing leasing operations	41,215	—	—	—	41,215	39,503	—	—	—	39,503
Student housing food service operations	2,236	—	—	—	2,236	3,318	—	—	—	3,318
General and administrative	105	2,787	6,628	—	9,520	21	2,210	5,004	—	7,235
Intersegment expenses	3,428	—	—	(3,428)	—	3,298	—	—	(3,298)	—
Reimbursable operating expenses	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total operating expenses	46,984	2,787	6,628	5,902	62,301	46,140	2,210	5,004	4,340	57,694

Net operating income	54,837	2,624	191		57,652	52,708	1,563	1,090	—	55,361
Nonoperating expenses(1)	58,111	—	—	—	58,111	62,660	—	—	—	62,660

	Year Ended December 31, 2007					Year Ended December 31, 2006
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(3,274)	2,624	191	—	(459)	(9,952)	1,563	1,090	—	(7,299)
Equity in earnings of unconsolidated entities	(510)	233		—	(277)	(74)	814	—	—	740

Income (loss) before taxes, minority interest and discontinued operations(2)	$(3,784)	$2,857	$191	$—	$(736)	$(10,026)	$2,377	$1,090	$—	$(6,559)

Total segment assets, as of December 31, 2007 and 2006	$751,086	$4,528	$6,505	$—	$762,119	$818,832	$2,082	$5,567	$—	$826,481

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	Reconciliation of segment revenues and segment net operating income before taxes, minority interest and discontinued operations to the Trust’s consolidated revenues and net loss before taxes, minority interest and discontinued operations:

	2007	2006
Total segment revenues	$123,381	$116,353
Elimination of intersegment revenues	(3,428)	(3,298)

Total consolidated revenues	119,953	113,055

Segment net operating income before taxes, minority interest and discontinued operations	(736)	(6,559)
Other unallocated corporate expenses	(6,828)	(6,404)

Net loss before taxes, minority interest and discontinued operations	$(7,564)	$(12,963)

Reconciliation of segment assets to the Trust’s total assets:
Total segment assets, end of period (includes goodwill of $3,070)	$762,119	$826,481
Unallocated corporate amounts:
Cash	298	2,752
Other assets	4,377	4,801
Deferred financing costs, net	666	1,424

Total assets, end of period	$767,460	$835,458

	Year Ended December 31, 2006					Year Ended December 31, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:

Student housing leasing revenue	$81,202	$—	$—	$—	$81,202	$70,010	$—	$—	$—	$70,010
Student housing food service revenue	3,634	—	—	—	3,634	3,491	—	—	—	3,491

	Year Ended December 31, 2006					Year Ended December 31, 2005
		Third-Party					Third-Party
	Student	Development	Third-Party			Student	Development	Third-Party
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Other leasing revenue	14,012	—	—	—	14,012	—	—	—	—	—
Third-party development consulting services	—	3,773	—	—	3,773	—	1,759	—	—	1,759
Third-party management services	—	—	2,796	—	2,796	—	—	1,968	—	1,968
Intersegment revenues	—	—	3,298	(3,298)	—	—	—	2,418	(2,418)	—
Operating expense reimbursements	—	—	—	7,638	7,638	—	—	—	6,694	6,694

Total revenues	98,848	3,773	6,094	4,340	113,055	73,501	1,759	4,386	4,276	83,922

Operating expenses:
Student housing leasing operations	39,503	—	—	—	39,503	34,758	—	—	—	34,758
Student housing food service operations	3,318	—	—	—	3,318	3,275	—	—	—	3,275
General and administrative	21	2,210	5,004	—	7,235	—	2,245	3,969	—	6,214
Intersegment expenses	3,298	—	—	(3,298)	—	2,418	—	—	(2,418)	—
Reimbursable operating expenses	—	—	—	7,638	7,638	—	—	—	6,694	6,694

Total operating expenses	46,140	2,210	5,004	4,340	57,694	40,451	2,245	3,969	4,276	50,941

Net operating income (loss)	52,708	1,563	1,090	—	55,361	33,050	(486)	417		32,981
Nonoperating expenses(1)	62,660	—	—	—	62,660	44,255	(6)	—	—	44,249

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(9,952)	1,563	1,090	—	(7,299)	(11,205)	(480)	417	—	(11,268)
Equity in earnings of unconsolidated entities	(74)	814	—	—	740	—	880	—	—	880

Income (loss) before taxes, minority interest and discontinued operations(2)	$(10,026)	$2,377	$1,090	$—	$(6,559)	$(11,205)	$400	$417	$—	$(10,388)

Total segment assets, as of December 31, 2006 and 2005	$818,832	$2,082	$5,567	$—	$826,481	$638,312	$1,825	$5,084	$—	$645,221

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	Reconciliation of segment revenues and net operating income before taxes, minority interest and discontinued operations to the Trust’s consolidated revenues and net loss before taxes, minority interest and discontinued operations:

	2006	2005
Total segment revenues	$116,353	$86,340
Elimination of intersegment revenues	(3,298)	(2,418)

Total consolidated revenues	113,055	83,922

Segment net operating income before taxes, minority interest and discontinued operations	(6,559)	(10,388)
Other unallocated corporate expenses	(6,404)	(6,197)

Net loss before taxes, minority interest and discontinued operations	$(12,963)	$(16,585)

Reconciliation of segment assets to the Trust’s total assets:
Total segment assets, end of period (includes goodwill of $3,070)	$826,481	$645,221
Unallocated corporate amounts:
Cash	2,752	52,689
Other assets	4,801	4,870
Deferred financing costs, net	1,424	1,269

Total assets, end of period	$835,458	$704,049

12. Related party transactions
In October of 2007, the Operating Partnership entered into a note receivable with University Village- Greensboro, LLC in the amount of $845. The note was interest only through December 31, 2007 and accrued interest at 10% per annum. On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On the maturity date all unpaid principal and interest are due in full. The Operating Partnership has a 25% ownership stake in the LLC (see Note 2) and is secured by a second deed of trust to the student housing property; thus, the loan is subordinated to the construction debt held by the LLC discussed in Note 16.
The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), 100% owned by the Promoter. These costs relate to human resources, information technology, legal, and certain management personnel. The Trust allocates the costs to A&O based on time and effort expended. Indirect costs are allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For the years ended December 31, 2007, 2006 and 2005, the Trust incurred common costs on behalf of A&O in the amount of $186, $372 and $560, respectively.
The Trust engages A&O to procure furniture, fixtures and equipment form third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurs a service fee in connection with this arrangement and the expense totaled less than $100 for each of the three years in the period ended December 31, 2007.
In March of 2006, A&O paid a bonus of $210 in total to former executives of A&O that are currently employed by the Trust. The bonus was paid to compensate these executives for services provided to A&O prior to January 30, 2005.
13. Lease commitments and unconditional purchase obligations
The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2015. Rental expense under the operating lease agreements totaled $557, $588, and $438 for 2007, 2006, and 2005, respectively. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2010.
Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2007 are as follows:

Year Ending	Advertising	Leases

2008	$64	$3,330
2009	12	2,422
2010	2	1,994
2011	—	1,630
2012	—	963
Thereafter	—	485
14. Employee savings plan
The Trust’s or the EDR Predecessor’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $168, $128, and $44 for 2007, 2006, and 2005, respectively.
15. Accrued expenses
Accrued expenses consist of the following at December 31, 2007 and 2006 for the Trust:

	2007	2006
Payroll	$2,364	$1,715
Real estate taxes	2,777	3,022
Interest	1,871	1,851
Utilities	423	351
Other	2,260	3,214

Total accrued expenses	$9,695	$10,153

16. Commitments and contingencies
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
The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit has a $1,500 balance outstanding at December 31, 2007 and 2006 and is secured by the Operating Partnership’s existing revolving credit facility.
On May 10, 2006, in connection with the Trust’s investment in University Village — Greensboro LLC, the Operating Partnership guaranteed $23,200 of construction debt held by the LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008 after construction is complete and the student housing community is occupied. The Operating Partnership will not guarantee the debt after the construction loan is refinanced.
As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the student housing properties that would have a material adverse effect on the Trust’s consolidated financial condition or results of operations.
In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.
Under the terms of the University Towers Partnership agreement so long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, the Trust has agreed to maintain certain minimum amounts of debt on the property to avoid triggering gain to the contributing owners. If the Trust fails to do this, the Trust will owe to the contributing owners the amount of taxes they incur.
After being awarded a development consulting contract, the Trust will enter predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf. The Trust will enter reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. At December 31, 2007, the Trust has recorded $2,524 of predevelopment costs which are reflected in other assets in the accompanying balance sheet.
17. Quarterly financial information (unaudited)
Quarterly financial information for the years ended December 31, 2007 and 2006 is summarized below:

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$30,066	$28,960	$28,332	$32,595	$119,953
Operating expenses	23,310	23,624	27,829	24,802	99,565
Nonoperating expenses	7,583	7,274	6,433	6,385	27,675

Equity in earnings of unconsolidated entities	43	(41)	(247)	(32)	(277)
Income taxes (expense)/benefit	3	46	54	(361)	(258)
Minority interest	(118)	122	337	(302)	39
Discontinued operations(1)	408	426	(16)	(30)	788
Gain on sale of discontinued operations	—	1,579	—	—	1,579

Net income (loss)	$(491)	$194	$(5,802)	$683	$(5,416)

Net income (loss) per share-basic and diluted	$(0.02)	$0.01	$(0.22)	$0.02	$(0.20)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$28,306	$27,465	$26,424	$30,860	$113,055
Operating expenses	22,890	23,191	26,885	23,859	96,825
Nonoperating expenses	6,935	7,411	7,731	7,856	29,933

Equity in earnings of unconsolidated entities	283	142	148	167	740
Income taxes (expense)/benefit	104	(186)	(381)	(196)	(659)
Minority interest	(112)	226	471	(181)	(404)
Discontinued operations(1)	464	441	(235)	303	973

Net loss	$(780)	$(2,514)	$(8,189)	$(762)	$(12,245)

Net loss per share-basic and diluted	$(0.03)	$(0.10)	$(0.31)	$(0.03)	$(0.46)

(1)	All quarterly information presented above reflects the classification of the Village on Tharpe’s financial results as discontinued operations.
18. Subsequent events
On January 8, 2008, our board of directors declared a fourth quarter distribution of $0.205 per share of common stock for the quarter ended on December 31, 2007. The distribution was payable on February 5, 2008 to shareholders of record at the close of business on January 22, 2008.
On February 1, 2008, the lease related to the 13 student housing properties leased to Place was terminated. In connection with the termination of the lease, Place will pay the Operating Partnership a lease termination fee of $5,800 in the following installments: $5,000 will be paid when the Operating Partnership returns the $5,000 letter of credit to Place which was provided to the Operating Partnership in connection with the lease, $600 is due on or before February 15, 2008, $100 is due on or before March 15, 2008 and $100 is due on or before April 15, 2008. Furthermore, Place may be required to provide additional consideration, not to exceed $200, in the event there is a shortfall between the projected gross rentals of one specific student housing property for the 2008/2009 lease year and $3,164.
On March 3, 2008, mortgage debt in the amount of $22,977, secured by the student housing community referred to as University Towers, matured and was repaid by the Trust.

FINANCIAL STATEMENTS
PLACE PORTFOLIO LESSEE, LLC
DECEMBER 31, 2007 AND 2006

Place Portfolio Lessee, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of Place Portfolio Lessee, LLC:
     We have audited the accompanying balance sheet of Place Portfolio Lessee, LLC as of December 31, 2007, and the related statement of operations, member’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The 2006 financial statements of the Company were audited by other auditors whose report dated March 8, 2007 expressed an unqualified opinion on those statements.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has negotiated an early termination of the lease agreement with Education Realty Operating Partnership, LP which will effectively end the Company’s operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Place Portfolio Lessee, LLC as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Reznick Group, P.C.
Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
Place Portfolio Lessee, LLC:
     We have audited the accompanying balance sheet of Place Portfolio Lessee, LLC as of December 31, 2006, and the related statement of operations, member’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Place Portfolio Lessee, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States.
/s/ Windham Brannon, P.C.
Certified Public Accountants
Atlanta, GA
March 8, 2007

Place Portfolio Lessee, LLC
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS

Cash in bank	$771,301	$1,243,414
Accounts receivable, net of reserve for doubtful accounts	195,083	157,525
Related party receivables	394,280	387,606
Property and equipment, net	25,562	11,284
Prepaid expenses and other assets	79,441	134,796
Escrow deposits	395,972	451,779
Investments in marketable securities	5,000,000	5,000,000

Total assets	$6,861,639	$7,386,404

LIABILITIES AND MEMBER’S EQUITY

LIABILITIES
Accounts payable and accrued expenses	$397,584	$1,003,066
Security deposits	6,133	21,218
Prepaid rents	735,745	1,006,415
Real estate taxes payable	343,079	307,718

Total liabilities	1,482,541	2,338,417

MEMBER’S EQUITY
Member’s capital	9,888,499	6,921,357
Accumulated deficit	(4,509,401)	(1,873,370)

Total member’s equity	5,379,098	5,047,987

Total liabilities and member’s equity	$6,861,639	$7,386,404

The accompanying notes are an integral part of these financial statements

Place Portfolio Lessee, LLC
STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007	2006
Operating revenues
Student housing leasing revenue	$21,879,580	$22,265,592
Student housing other leasing income	1,750,262	1,771,333
Other revenues	269,347	156,353

Total operating revenues	23,899,189	24,193,278

Operating expenses
Student housing leasing expenses	12,045,385	11,355,096
Rent expense	13,736,750	13,736,750
Additional rent expense	74,220	274,945
Management fees	678,865	699,857

Total operating expenses	26,535,220	26,066,648

Net loss	$(2,636,031)	$(1,873,370)

The accompanying notes are an integral part of these financial statements

Place Portfolio Lessee, LLC
STATEMENTS OF MEMBER’S EQUITY
Years ended December 31, 2007 and 2006

			Total
	Member’s	Accumulated	Member’s
	Capital	Deficit	Equity
Balance, January 1, 2006	$—	$—	$—

Contributions	6,921,357	—	6,921,357

Net loss	—	(1,873,370)	(1,873,370)

Balance, December 31, 2006	6,921,357	(1,873,370)	5,047,987

Contributions	2,967,142	—	2,967,142

Net loss	—	(2,636,031)	(2,636,031)

Balance, December 31, 2007	$9,888,499	$(4,509,401)	$5,379,098

The accompanying notes are an integral part of these financial statements

Place Portfolio Lessee, LLC
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(2,636,031)	$(1,873,370)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,372	—
Change in operating assets and liabilities:
Accounts receivable	(37,558)	(157,525)
Related party receivables	(6,674)	(387,606)
Prepaid expenses and other assets	55,355	(134,796)
Escrow deposits	55,807	(451,779)
Accounts payable and accrued expenses	(570,121)	1,310,784
Security deposits payable	(15,085)	21,218
Prepaid rents	(270,670)	1,006,415

Net cash used in operating activities	(3,420,605)	(666,659)

Cash flows from investing activities
Purchases of property and equipment	(18,650)	(11,284)
Purchases of marketable securities	—	(5,000,000)

Net cash used in investing activities	(18,650)	(5,011,284)

Cash flows from financing activities
Member’s contributions	2,967,142	6,921,357

Net cash provided by financing activities	2,967,142	6,921,357

NET CHANGE IN CASH	(472,113)	1,243,414

Cash, beginning	1,243,414	—

Cash, ending	$771,301	$1,243,414

Supplemental Disclosure of Cash Flow Information
Non-Cash Transactions
The 2006 member’s contribution includes approximately $920,000 of net current assets and current liabilities contributed to the Company
The accompanying notes are an integral part of these financial statements

Place Portfolio Lessee, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 1 — NATURE OF OPERATIONS
Place Portfolio Lessee, LLC (the “Company”) is a Georgia Limited Liability Company formed November 29, 2005. Place Properties, LP (“Place”) is the sole Member of the Company. The Company was formed to operate and manage 13 student housing properties that are being leased from a third party. See Note 2 for information related to the sale-leaseback transaction that gave rise to the lease.
As described in Note 5, the Company terminated its lease with the third party effective February 1, 2008. As a result, the Company will no longer operate the 13 properties. Termination of the lease will result in discontinuation of the operations of the Company. See additional discussion in Note 5.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Place Portfolio Lessee, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
A reserve for doubtful accounts is calculated based on Place’s past credit experience with tenants as the previous owner. At December 31, 2007 and 2006, the Company wrote-off the majority of tenant receivables that had been outstanding for longer than 30 days, and the reserve for doubtful accounts totaled $0 and $15,432, respectively.
Cash in Bank
Cash includes amounts held in bank deposit accounts which, at times, may exceed federally insured limits.
Investments
The investments consist of approximately $400,000 in stock mutual funds and $4,500,000 in bond mutual funds as of December 31, 2007. As of December 31, 2006, the investments consisted of $2,000,000 in corporate bonds and $3,000,000 in municipal bonds. These bonds are pledged for the letter of credit described in Note 4. The bonds trade at par value and reprice every 7 days. The bonds paid on average 5.4% interest at December 31, 2007 and 2.41% to 5.31% interest at December 31, 2006. The carrying value approximates fair value because of the short repricing period. The Company has classified these investments as available for sale.

Place Portfolio Lessee, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
Escrow Deposits
The Company is responsible for payment of property taxes and insurance in accordance with the lease agreement. The Company pays monthly deposits to the escrow account held by the Project Mortgagor.
Property and Equipment
Under the terms of the lease, property and equipment purchases are the responsibility of EROP. The expenditures are initially paid out of the Company’s operating cash and then reimbursed by EROP. Any property and equipment purchases not reimbursed are capitalized as leasehold improvements if they extend the useful life of the property and are expensed if they are for routine repairs and maintenance. The Company has $394,280 and $312,851 due from EROP at December 31, 2007 and 2006, respectively, related to capital expenditures. This is included in related party receivables on the balance sheet. The collectibility of this receivable is not assured and the Company has not recorded a reserve for uncollectibility.
Leasehold improvements will be depreciated using the straight-line method over the lesser of the asset’s estimated economic life or the lease term. As of December 31, 2007 and 2006, leasehold improvements, net of accumulated depreciation, totaled $25,562 and $11,284, respectively.
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

Place Portfolio Lessee, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 3 — RELATED PARTY TRANSACTIONS
The Company does not have any employees, and is managed by Place. The Company pays Place a fee for property management services and reimburses Place for payroll expense for employees who work at the properties. The management fee is calculated at 3% of monthly gross collections and totaled approximately $678,000 and $700,000 during 2007 and 2006, respectively. The total amount of payroll during 2007 and 2006 was approximately $2,933,000 and $2,425,000, respectively. Approximately $2,121,000 of this amount is in member’s capital at December 31, 2007 and $160,000 of this amount is in accrued expenses at December 31, 2006. There are frequent advances from Place to the Company to cover operating cash shortages, and excess operating cash in the Company accounts is transferred to Place. These advances and transfers occur on a regular basis and do not charge interest.
The Company pays WebRoomz, LLC (“WebRoomz”), 100% owned by Place, for roommate matching services. The total WebRoomz expense was approximately $91,000 and $107,000 in 2007 and 2006, respectively. Approximately $54,500 and $0 of this amount is in member’s capital at December 31, 2007 and 2006, respectively.
NOTE 4 — OPERATING LEASE
As a result of a sale-leaseback transaction disclosed in Note 2, the Company leases 13 student housing properties from EROP. Under the term of the lease agreement, the Company must maintain a minimum net worth of $1,000,000. As a part of the lease agreement, the Company is required to maintain a $5,000,000 letter of credit to assure the rent and additional rent payments to EROP.
As discussed in Note 5, the Company terminated its lease with EROP effective February 1, 2008.
The lease has a five year fixed term with the option of three successive five year renewal periods subject to certain conditions specified in the lease agreement. The lease requires monthly payments of $1,144,729 ($13,736,750 annually) during the initial term, and provides for lease payments to be adjusted by the Consumer Price Index at the beginning of each renewal period.

Place Portfolio Lessee, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
The following is a schedule of the future lease payments required under the lease as of December 31, 2007:

Year Ending
December 31,
2008	$13,736,750
2009	13,736,750
2010	13,736,750

Total future minimum lease payments	$41,210,250

Under the terms of the lease, the Company also must pay to EROP Additional Rent equal to 41% of gross revenue that exceeds a specified Additional Rent Base amount for each year. Considering the properties are all student housing, the Additional Rent is based on revenue for the period of August 1st through the following July 31st to more closely reflect the school year. Additional rent due for the period from August 1, 2006 through July 31, 2007 was $74,220. Additional rent for the period January 1, 2006 through July 31, 2006 was $274,945. At December 31, 2007, no amount has been accrued for the 5-month period from August 1, 2007 through December 31, 2007, because it is not assured that the Company will exceed the Additional Rent Base for the 12 months ended July 31, 2008.
The following is a schedule of the Additional Rent Base used to calculate Additional Rent due to EROP:

Year Ending
December 31,
2008	$23,953,605
2009	24,193,141
2010	24,435,072

Place Portfolio Lessee, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 5 — SUBSEQUENT EVENT
The Company negotiated an early termination of the lease with EROP for the portfolio of 13 properties. Under the termination agreement, a one-time payment totaling $5,800,000 will be paid to EROP. Effective February 1, 2008, Allen & O’Hara Education Services, Inc., the property management subsidiary of EROP, began managing the properties.
The lease will be terminated effective February 1, 2008. Termination of the lease with EROP will effectively end the Company’s operations of the 13 properties. Management plans to dissolve the Company subsequent to the termination of the lease. No adjustments have been recorded to reflect the termination of the lease or management’s plans to discontinue operations of the Company.

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
Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2007, the Trust implemented a new general ledger system and began the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act)
Management’s Report on Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
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
The remaining information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
          (a) List of Documents Filed.
                    1. Financial Statements
               All financial statements as set forth under Item 8 of this report.
                    2. Financial Statement Schedules
               All schedules required are included in the financial statements and notes thereto.
                    3. Exhibits
The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index in response to Item 601 of Regulation S-K.
          (b) Exhibits.
               The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
          (c) None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
	By:	/s/ Paul O. Bower
Paul O. Bower
Dated: February 29, 2008		President, Chief Executive Officer and Chairman of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul O. Bower Paul O. Bower	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 29, 2008

/s/ Randall H. Brown Randall H. Brown	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 29, 2008

/s/ J. Drew Koester J. Drew Koester	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ Monte J. Barrow	Director	February 29, 2008

Monte J. Barrow

/s/ William J. Cahill, III	Director	February 29, 2008

William J. Cahill, III

/s/ Wendell W. Weakley	Director	February 29, 2008

Wendell W. Weakley

/s/ John L. Ford	Director	February 29, 2008

John L. Ford

INDEX TO EXHIBITS

Exhibit
Number		Description

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

10.3	(1)
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

10.5	(1)
Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.6	(1)
Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

Exhibit
Number	Description

10.7 (1)
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

10.32	(1)
Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.33	(1)
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

Exhibit
Number	Description

10.36 (1)	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006 and incorporated herein by reference).

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

Exhibit
Number		Description

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

10.47	(1)	Incentive Compensation Plan for Executive Officers (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2006 and incorporated herein by reference).

10.48	(1)
Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, dated as of March 1, 2005 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2007 and incorporated herein by reference).

11		Statement Re: Computation of per share earnings (included within 10K)

21.1		List of Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.2		Consent of Independent Registered Public Accounting Firm, Windham Brannon, P.L.

23.3		Consent of Independent Registered Public Accounting Firm, Reznick Group, P.C.

31.1		Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Management contract or compensatory plan.