Form 10-K/A
period 2007-12-31
Education Realty Trust, Inc.
filed 2008-03-28
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 (the “Amendment”) to the Education Realty Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K”), which was originally filed on March 4, 2008, for the sole purpose of amending the cover page to the 10-K. On the original cover page, we indicated, to the best of our knowledge, that none of our officers, directors or beneficial owners of more than ten percent of our common stock would be required to disclose late reports filed by any such persons as required under Section 16(a) of the Securities Exchange Act and Item 405 of Regulation S-K, promulgated by the Securities and Exchange Commission. The box should have been left unchecked because there were late filings. As a result, we will report this information in our proxy statement for our annual meeting of stockholders to be held on May 20, 2008.
     This Amendment does not reflect events occurring after March 4, 2008, the date of the original filing of our 10-K, and, other than amending the cover page as indicated above, does not modify or update the disclosures in the 10-K in any way. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment as required by the applicable SEC rules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
	By:	/s/ Paul O. Bower
Paul O. Bower
Dated: March 28, 2008		President, Chief Executive Officer and Chairman of the Board of Directors