Form 10-Q
period 2008-03-31
Education Realty Trust, Inc.
filed 2008-05-06
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (901) 259-2500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2008, the latest practicable date, the Registrant had outstanding 28,510,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

Part I — Financial Information
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$722,755	$732,979
Assets under development	10,532	5,675
Corporate office furniture, net	1,587	1,693
Cash and cash equivalents	3,056	4,034
Restricted cash	7,401	8,188
Student contracts receivable, net	430	329
Receivable from affiliate	52	18
Management fee receivable from third party	579	606
Goodwill and other intangibles, net	3,527	3,531
Other assets	10,887	10,407

Total assets	$760,806	$767,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans, net of unamortized premium/discount	$396,835	$420,940
Revolving line of credit	34,800	11,500
Accounts payable and accrued expenses	10,306	11,092
Accounts payable affiliate	126	60
Deferred revenue	8,638	7,928

Total liabilities	450,705	451,520

Minority interest	17,028	18,121

Commitments and contingencies (see Note 6)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,444,855 and 28,431,855 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	284	284
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	325,334	330,969
Accumulated deficit	(32,545)	(33,434)

Total stockholders’ equity	293,073	297,819

Total liabilities and stockholders’ equity	$760,806	$767,460

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Revenues:
Student housing leasing revenue	$26,353	$21,971
Student housing food service revenue	655	580
Other leasing revenue	1,945	3,434
Third-party development services	1,787	1,043
Third-party management services	975	882
Operating expense reimbursements	2,619	2,156

Total revenues	34,334	30,066

Operating expenses:
Student housing leasing operations	12,085	9,022
Student housing food service operations	633	561
General and administrative	3,937	3,490
Depreciation and amortization	7,593	8,080
Reimbursable operating expenses	2,619	2,156

Total operating expenses	26,867	23,309

Operating income	7,467	6,757

Nonoperating expenses:
Interest expense	6,164	7,387
Amortization of deferred financing costs	243	280
Interest income	(118)	(84)

Total nonoperating expenses	6,289	7,583

Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	1,178	(826)
Equity in earnings (losses) of unconsolidated entities	(1)	43

Income (loss) before income taxes, minority interest and discontinued operations	1,177	(783)
Income tax expense (benefit)	191	(2)

Net income (loss) before minority interest and discontinued operations	986	(781)
Minority interest	97	118

Income (loss) from continuing operations	889	(899)

Income from discontinued operations, net of minority interest of $0 and $18, respectively	—	408

Net income (loss)	$889	$(491)

Earnings per share information
Income (loss) per share — basic:
Continuing operations	$0.03	$(0.03)
Discontinued operations	—	0.01

Net income (loss) per share	$0.03	$(0.02)

Income (loss) per share — diluted:
Continuing operations	$0.03	$(0.03)
Discontinued operations	—	0.01

Net income (loss) per share	$0.03	$(0.02)

Weighted average common shares outstanding — basic	28,438,224	27,173,475

Weighted average common shares outstanding — diluted	29,607,829	27,173,475

Distributions per common share	$0.205	$0.205

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Operating activities:
Net income (loss)	$889	$(491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,593	8,080
Depreciation included in discontinued operations	—	469
Deferred taxes	(144)	(49)
Loss on disposal of assets	513	—
Gain on early repayment of debt	—	(36)
Amortization of deferred financing costs	243	280
Amortization of unamortized debt premiums/discounts	(159)	(54)
Distributions of earnings from unconsolidated entities	58	103
Noncash compensation expense related to PIUs and restricted stock	213	243
Equity in earnings of unconsolidated entities	1	(43)
Minority interest in continuing operations	97	118
Minority interest in discontinued operations	—	18
Change in operating assets and liabilities (net of student housing acquisitions/disposals)	(510)	(4,842)

Net cash provided by operating activities	8,794	3,796

Investing activities:
Purchase of corporate furniture and fixtures	(27)	(72)
Restricted cash	787	523
Investment in student housing properties	(1,322)	(890)
Proceeds from sale of assets	2,578
Investment in assets under development	(4,857)
Investment in joint ventures	(76)	(30)

Net cash used in investing activities	(2,917)	(469)

Financing activities:
Payment of mortgage notes	(23,945)	(30,906)
Borrowings of mortgage notes	—	30,800
Repayment of term loan	—	(5,500)
Borrowing (repayment) of line of credit, net	23,300	(1,600)
Debt issuance costs	(67)	(324)
Proceeds from issuance of common stock	—	11,217
Dividends and distributions paid	(6,143)	(5,861)

Net cash used in financing activities	(6,855)	(2,174)

Net increase (decrease) in cash and cash equivalents	(978)	1,153
Cash and cash equivalents, beginning of period	4,034	6,427

Cash and cash equivalents, end of period	$3,056	$7,580

See accompanying notes to the condensed consolidated financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$6,344	$6,976

Income taxes paid	$—	$148

Supplemental disclosure of noncash activities:
Warrants expired	$—	$375
Redemption of minority interest from unit holder	893	—
Common stock issued under the dividend reinvestment plan	—	41
See accompanying notes to the condensed consolidated financial statements.

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
Interim financial information
The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, together with the Trust’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).
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
Distributions
The Trust pays regular quarterly cash distributions to shareholders. These distributions are determined quarterly by the Board of Directors based on the operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board of Directors deems relevant.
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
Management assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of March 31, 2008, management determined that no indicators of impairment existed.
Certain student housing properties may be classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. No impairment loss on student housing properties held for sale was recognized in the accompanying condensed consolidated financial statements.
Repairs, maintenance and major improvements
The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash as the funds are not available for current use.
Investment in unconsolidated joint ventures, limited liability companies and limited partnerships
The Operating Partnership accounts for its investments in unconsolidated joint ventures, limited liability companies and limited partnerships using the equity method whereby the cost of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures, limited liability companies and limited partnerships are allocated based on each owner’s respective ownership interests. These investments are classified as other assets in the accompanying condensed consolidated balance sheets.
Deferred financing costs
Deferred financing costs represent costs incurred in connection with acquiring debt facilities. These costs are amortized over the terms of the related debt using a method that approximates the effective interest method. Deferred financing costs, net of amortization, are included in other assets on the accompanying condensed consolidated balance sheets.
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
The Trust adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with the adoption having no impact on the Trust’s consolidated financial statements. The Trust had no unrecognized tax benefits as of March 31, 2008 and 2007. As of March 31, 2008, the Trust does not expect to record any unrecognized tax benefits. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. As of March 31, 2008, open tax years generally include tax years 2004-2007. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. At March 31, 2008, the Trust had no interest or penalties recorded related to unrecognized tax benefits.
Earnings per share
The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At March 31, 2008, unvested restricted stock of 66,111 and Profits Interest Units of 277,500 are excluded from the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive. The following reconciles the basic and diluted weighted average shares as of March 31, 2008:

Basic weighted average commons shares outstanding	28,438,224
Operating Partnership units	913,738
University Towers Operating Partnership units	255,867

Diluted weighted average common shares outstanding	29,607,829

For the three months ended March 31, 2007, a reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.
Goodwill and other intangible assets
The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The carrying value of goodwill is $3,458 at March 31, 2008. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.
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
Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing properties and includes revenues from leasing apartments by the bed, from parking lot rentals, and from providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by nonrefundable application and service fees and a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts, except as noted below, related to other leasing revenue. At certain student housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
Student housing food service revenue — The Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.
Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties we acquired from Place Properties (“Place”) in January 2006. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceed certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008. In connection with the termination of the lease, Place will pay the Operating Partnership a lease termination fee of $5,800 in the following installments: $5,000 is payable when the Operating Partnership obtains the release of a $5,000 letter of credit and returns such to Place which was provided to the Operating Partnership in connection with the lease, $600 was paid on February 15, 2008, $100 was paid on April 30, 2008 and $100 is due on or before May 30, 2008. Furthermore, Place may be required to provide additional consideration, not to exceed $200, in the event there is a shortfall between the projected gross rentals of one specific student housing property for the 2008/2009 lease year and $3,164.
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

Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Trust’s consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Trust’s consolidated financial condition or results of operations.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial condition and results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years beginning after November 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 161 on its consolidated financial condition and results of operations.
3. Investments in unconsolidated entities
As of March 31, 2008, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:
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
The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the three months ended March 31, 2008 and 2007:

	2008	2007
Results of Operations:
Revenues	$4,359	$3,478
Net loss	(192)	(644)
Equity in earnings (losses) of unconsolidated entities	$(1)	$43
These entities provide development consulting services to third party student housing owners in an agency capacity, provide food services to student housing communities which are managed by the Trust or own student housing communities which are managed by the Trust. As of March 31, 2008 and December 31, 2007, the Trust’s investment in unconsolidated entities totaled $2,689 and $2,671, respectively.
4. Debt
Revolving credit facility
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At March 31, 2008, there was $34,800 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (4.46% at March 31, 2008).
Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended credit agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended credit agreement.
The Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests.
The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed 95% of funds from operations for the applicable period.
On March 3, 2008, mortgage debt in the amount of $22,977, secured by the student housing community referred to as University Towers, bearing interest at an effective rate of 5.48%, matured and was repaid by the Trust with additional borrowings on the Amended Revolver.

Mortgage debt
At March 31, 2008, the Trust had outstanding mortgage indebtedness of $396,835 (net of unamortized debt premium of $1,513). The scheduled maturities of outstanding mortgage indebtedness at March 31, 2008 are as follows:

Fiscal Year Ending
2008 (9 months ending December 31, 2008)	$2,536
2009	285,049
2010	888
2011	947
2012	65,315
Thereafter	40,587

Total	395,322
Unamortized debt premium/discounts	1,513

Outstanding at March 31, 2008, net of unamortized premiums/discounts	$396,835

At March 31, 2008, the outstanding mortgage debt had a weighted average interest rate of 5.85% and carried a weighted average term to maturity of 2.35 years.
5. Segments
Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and management services. Management evaluates each segment’s performance based on pretax income and net operating income, which is defined as income before depreciation, amortization, interest expense, interest income and equity in earnings of unconsolidated entities. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$26,353	$—	$—	$—	$26,353	$21,971	$—	$—	$—	$21,971
Student housing food service revenue	655	—	—	—	655	580	—	—	—	580
Other leasing revenue	1,945	—	—	—	1,945	3,434	—	—	—	3,434
Third-party development consulting services	—	1,787	—	—	1,787	—	1,043	—	—	1,043
Third-party management services	—	—	975	—	975	—	—	882	—	882
Intersegment revenues	—	—	1,042	(1,042)	—	—	—	937	(937)	—
Operating expense reimbursements	—	—	—	2,619	2,619	—	—	—	2,156	2,156

Total revenues	28,953	1,787	2,017	1,577	34,334	25,985	1,043	1,819	1,219	30,066

Operating expenses:

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Student housing leasing operations	12,085	—	—	—	12,085	9,022	—	—	—	9,022

Student housing food service operations	633	—	—	—	633	561	—	—	—	561
General and administrative	3	731	1,798	—	2,532	43	674	1,879	—	2,596
Intersegment expenses	1,042	—	—	(1,042)	—	937	—	—	(937)	—

Reimbursable operating expenses	—	—	—	2,619	2,619	—	—	—	2,156	2,156

Total operating expenses	13,763	731	1,798	1,577	17,869	10,563	674	1,879	1,219	14,335

Net operating income (loss)	15,190	1,056	219	—	16,465	15,422	369	(60)	—	15,731
Nonoperating expenses(1)	13,644	(31)	—	—	13,613	15,161	—	—	—	15,161
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	1,546	1,087	219	—	2,852	261	369	(60)	—	570

Equity in earnings of unconsolidated entities	—	(1)	—	—	(1)	(97)	140	—	—	43

Income (loss) before taxes, minority interest and discontinued operations(3)	$1,546	$1,086	$219	$—	$2,851	$164	$509	$(60)	$—	$613

Total segment assets, as of March 31, 2008 and December 31, 2007(2)	$745,188	$4,807	$5,634	$—	$755,629	$751,086	$4,528	$6,505	$—	$762,119

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The decrease in segment assets related to student housing leasing from that presented at December 31, 2007 relates to the disposition of the parking garage and land related to University Towers as described in Note 8 and normal depreciation in the first three months of 2008. The decrease in segment assets related to third party management services is primarily due to a decrease in operating cash at the end of the quarter.

(3)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net income (loss) before income taxes, minority interest and discontinued operations:

	2008	2007

Net income before income taxes, minority interest and discontinued operations for reportable segments	$2,851	$613
Other unallocated corporate expenses	(1,674)	(1,396)

Net income (loss) before income taxes, minority interest and discontinued operations	$1,177	$(783)

6. Commitments and contingencies
In connection with one of the Trust’s student housing portfolio acquisitions, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988 related to one of its student housing properties. In October 2002, the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at March 31, 2008 and is secured by the Operating Partnership’s existing revolving credit facility.
On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. Construction was completed and the student housing community occupied in August 2007. The construction debt is expected to be refinanced in September of 2008, and the Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,200 at March 31, 2008. The LLC received a 90 day waiver from the construction debt lender related to a technical default that occured in March 2008, as a result of liens filed on the property. In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845. The note was interest only through December 31, 2007 and accrued interest at 10% per annum. On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On the maturity date all unpaid principal and interest are due in full. As of March 31, 2008 the note has an outstanding balance of $843 and is subordinated to the construction debt held by the LLC discussed above.
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
Under the terms of the University Towers Partnership agreement, so long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, the Trust has agreed to maintain certain minimum amounts of debt on the property to avoid triggering gain to the contributing owners. If the Trust fails to do this, the Trust will owe to the contributing owners the amount of taxes they incur.
After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf. The Trust will, at the same time, enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. At March 31, 2008, the Trust has recorded $1,483 of predevelopment costs which are reflected in other assets in the accompanying condensed consolidated balance sheet.
7. Acquisition of real estate investments
On June 28, 2007, the Trust completed the acquisition of land in Carbondale, Illinois for $1,946 in order to develop a wholly owned student apartment community near Southern Illinois University. Since the acquisition we have incurred an additional $7,994 in costs to develop the community. During the three months ended March 31, 2008, we capitalized $152 of interest cost related to the development. Furthermore, as of March 31, 2008, we have capitalized an additional $592 of costs related to other developments. All costs are classified as assets under development on the condensed consolidated balance sheet.
8. Disposition of real estate investments and discontinued operations
During the three months ended March 31, 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash valued at $2,616. The loss on the sale is included in student housing leasing operations expense in the condensed consolidated statement of operations. The Trust subsequently entered into a 40 year ground lease.
There were no discontinued operations for three months ended March 31, 2008. The following table summarizes income from discontinued operations, net of minority interest, for the three months ended March 31, 2007, related to the sale of the Village on Tharpe that occurred on June 5, 2007:

2007
Student housing leasing revenue	$1,524
Student housing leasing operating expenses	629
Depreciation and amortization	469
Minority interest	18

Income from discontinued operations (net of minority interest)	$408

9. Incentive plan
The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, other stock-based incentive awards and profits interest units to employees, directors and other key persons providing services to the Trust. The Trust has reserved 800,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.
During the three months ended March 31, 2008, the Trust issued 4,000 restricted shares to executive officers, which vested immediately. A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2008 and December 31, 2007, unearned compensation totaled $1,110 and $1,261, respectively and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2008 and 2007, compensation expense of $201 and $209, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.
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
A summary of incentive plan activity for the three months ended March 31, 2008 is as follows:

		Restricted
	PIU’s	Stock	Total
Outstanding at December 31, 2007	277,500	200,000	477,500
Granted	2,500	4,000	6,500
Redeemed	(2,500)	—	(2,500)

Outstanding at March 31, 2008	277,500	204,000	481,500

Vested at March 31, 2008	277,500	137,889	415,389

Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 was approximately $227 and $244, respectively.
10. Subsequent events
On April 11, 2008, our board of directors declared a first quarter distribution of $0.205 per share of common stock for the quarter ended on March 31, 2008. The distribution is payable on May 15, 2008 to shareholders of record at the close of business on April 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share data)
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
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
We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through AOES and AODC, respectively. While we manage 100% of the properties we own, we will not recognize any fee income from their management on a consolidated basis. We have elected to be taxed as a REIT for federal income tax purposes.
Our Business Segments
We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, interest income, equity in earnings of unconsolidated entities and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007. Intercompany fees are reflected at the contractually stipulated amounts.
Student Housing Leasing
Student housing leasing revenue represented approximately 91.3% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2008. Our revenue related to food service operations is included in this segment. Additionally, this segment includes other leasing revenue related to the Place Portfolio lease which was terminated on February 1, 2008.
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

Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities, the fact that units are furnished and in most cases rent includes utilities, cable TV and internet service and because of the individual lease liability, we believe our properties can typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tends to offer fewer amenities.
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
Management Services
Revenue from our management services, excluding operating expense reimbursements, represented approximately 3.1% of our revenue for the three months ended March 31, 2008. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.
Third-Party Development Consulting Services
Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 5.6% of our revenue for the three months ended March 31, 2008. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also at times, we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project specific costs.
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

The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed construction timelines and budgets. To date, all of our third-party development projects have completed construction in time for their targeted occupancy dates.
Trends and Outlook
Rents and Occupancy
We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. For the three months ended March 31, 2008, same community revenue per available bed increased to $406 and same community physical occupancy decreased to 95.0% compared to revenue per available bed of $394 and physical occupancy of 95.3% for the three months ended March 31, 2007. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages and at times an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address as quickly as possible to minimize the Trust’s exposure and reverse any negative trend.
We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations.
General and Administrative Costs
In 2007, we experienced increases in salaries and staffing costs primarily related to the growth of each business segment and due to new systems implementation efforts. This trend is expected into 2008 mainly due to the termination of the Place lease and the Trust’s related assumption of the management responsibilities over the portfolio.
Termination of Lease with Place Properties, Inc.
On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (Place) for 13 properties owned by the Trust but previously operated and managed by Place. Under the agreement, the Trust will receive a lease termination fee of $5,800 and has the possibility of receiving an additional $200 if certain criteria in the agreement are not met (see note 2 to the consolidated financial statements). As a result of the lease termination, the Trust began managing these properties and began recognizing the results of operations for these properties in the Trust’s consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. In the near term, the net operating income received from these properties may be less than the rental income received under the lease; thus, reducing our net income from continuing operations over the next 2 to 3 years. The Trust recognized $800 of lease termination fees for the three months ended March 31, 2008 and will recognize an additional $5,000 once the Operating Partnership obtains the release of the $5,000 letter of credit to Place which was provided to the Operating Partnership in connection with the lease.
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
Student Housing Leasing Revenue Recognition
Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, we include other leasing revenue related to the Place Portfolio lease, which was terminated February 1, 2008, in this segment.
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
Other Leasing Revenue Recognition
Other leasing revenue relates to our leasing of 13 properties we acquired from Place Properties (“Place”) on January 1, 2006. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.
Revenue and Cost Recognition of Third-Party Development Consulting Services
Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Occasionally, our development consulting contracts include a provision whereby we can participate in project savings resulting from our successful cost management efforts. We recognize these revenues once all contractual terms have been satisfied and we have no future performance requirements. This typically occurs after construction is complete. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized for financial reporting purposes. Because REITs are required to distribute 90% of our taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
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
Student Housing Property Acquisitions and Dispositions
Land, land improvements, buildings and improvements and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 30 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.
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
Student housing properties are classified as held for sale based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the three months ended March 31, 2008 and 2007, no impairment losses on student housing properties held for sale were recognized.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial condition and results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years beginning after November 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 161 on its consolidated financial condition and results of operations.
Results of Operations for the Three Months Ended March 31, 2008 and 2007
The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$26,353	$—	$—	$—	$26,353	$21,971	$—	$—	$—	$21,971
Student housing food service revenue	655	—	—	—	655	580	—	—	—	580

Other leasing revenue	1,945	—	—	—	1,945	3,434	—	—	—	3,434

Third-party development consulting services	—	1,787	—	—	1,787	—	1,043	—	—	1,043

Third-party management services	—	—	975	—	975	—	—	882	—	882

Intersegment revenues	—	—	1,042	(1,042)	—	—	—	937	(937)	—

Operating expense reimbursements	—	—	—	2,619	2,619	—	—	—	2,156	2,156

Total revenues	28,953	1,787	2,017	1,577	34,334	25,985	1,043	1,819	1,219	30,066

Operating expenses:

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Student housing leasing operations	12,085	—	—	—	12,085	9,022	—	—	—	9,022
Student housing food service operations	633	—	—	—	633	561	—	—	—	561
General and administrative	3	731	1,798	—	2,532	43	674	1,879	—	2,596
Intersegment expenses	1,042	—	—	(1,042)	—	937	—	—	(937)	—
Reimbursable operating expenses	—	—	—	2,619	2,619	—	—	—	2,156	2,156

Total operating expenses	13,763	731	1,798	1,577	17,869	10,563	674	1,879	1,219	14,335

Net operating income (loss)	15,190	1,056	219	—	16,465	15,422	369	(60)	—	15,731
Nonoperating expenses(1)	13,644	(31)	—	—	13,613	15,161	—	—	—	15,161
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	1,546	1,087	219	—	2,852	261	369	(60)	—	570
Equity in earnings of unconsolidated entities	—	(1)	—	—	(1)	(97)	140	—	—	43

Income (loss) before taxes, minority interest and discontinued operations(2)	$1,546	$1,086	$219	$—	$2,851	$164	$509	$(60)	$—	$613

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles:

	2008	2007

Net income before taxes, minority interest and discontinued operations for reportable segments	2,851	613

Other unallocated corporate expenses	(1,674)	(1,396)

Net income (loss) before taxes, minority interest and discontinued operations	$1,177	$(783)

Student housing leasing
Student housing operating statistics for all owned and operated properties for the three months ended March 31, 2008 and 2007 were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007(9)	Difference
Occupancy
Physical (1)	93.4%	95.3%	-1.9%
Economic (2)	93.9%	96.0%	-2.1%
NARPAB (3)	$371	$373	$(2)
Other income per avail. bed (4)	$19	$21	$(2)
RevPAB (5)	$390	$394	$(4)
Operating expense per bed (6) (7)	$171	$162	$9
Operating margin (7)	56.1%	58.9%	-2.8%
Design Beds (8)	67,501	55,713	11,788

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NARPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expenses excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	For the three months ended March 31, 2008, approximately $8 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 8 in the condensed consolidated financial statements) is excluded. The loss of $512 is included in the statement of operations in the condensed consolidated financial statements.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for the three months ended March 31, 2008 due to the termination of the lease with Place Properties (see Note 2 in the condensed consolidated financial statements).

(9)	This information excludes property information related to Tharpe (discontinued operations) for all periods.
Total revenue in the student housing leasing segment was $28,953 for the three months ended March 31, 2008. This represents an increase of $2,968 or 11.4% from the same period in 2007. Student housing leasing revenue increased 19.9%, contributing to $4,382 of the overall increase. During the quarter the Trust began recognizing the operating results of the Place Portfolio, which was previously leased to Place Properties, as a result of the lease termination on February 1, 2008 (see Note 2 in the condensed consolidated financial statements), contributing $3,714 or 16.9% to the growth in student housing leasing revenue. The remaining $668 of growth relates to a 3.0% increase in same community revenue, which was driven by an approximate 3.2% improvement in rates, offset by a 20 basis point decline in occupancies. Student housing food service revenue increased $75 or 12.9% over the prior period as a result of pushing through higher food costs. The increases in student housing leasing revenue and food service revenue were offset by a $1,489 decline in other leasing revenue. This decrease was related to the loss of $2,290 of base rent as a result of the lease termination, offset by $800 of lease termination fees recognized in the quarter.
Operating expenses in the student housing leasing segment increased $3,200 or 30.3% to $13,763 for the three months ended March 31, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $3,063 or 34.0% over the prior year, with an increase of $1,864 or 20.7% attributable to operating expenses associated with taking over the Place Portfolio as discussed above. Same community operating expenses grew 12.7% contributing to $1,146 of the growth. The increase in same community operating expenses was driven by increases in general and administrative expenses of $219, utilities of $128, maintenance and repairs of $169, real estate taxes of $224, primarily caused by a tax refund in the prior year, and a loss on sale of student housing assets of $512 related to the sale of the University Towers land and parking garage (see Note 8 to the condensed and consolidated financial statements). These increases were offset by a decrease in insurance costs of $136 as a result of better negotiated rates for 2008. Student housing food service operations increased $72 due mainly to higher food costs.
Nonoperating expenses decreased $1,517 to $13,644 for the three months ended March 31, 2008, as compared to same period in 2007. This decrease was primarily driven by a $547 decline in depreciation expense due to fully depreciated assets that remain in service and a $967 decline in interest expense. Interest expense in the current quarter benefited from a lower outstanding debt balance and an approximate 300 basis points drop in interest rates related to the Amended Revolver compared to the first quarter of 2007. Additionally, interest in the amount of $152 was capitalized in the first quarter of 2008 related to our development project in Carbondale, Illinois.
Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the three months ended March 31, 2008 equity in earnings was zero compared to a loss of $97 in the prior year. The improvement comes from the addition of our investment in a new community in Greensboro, NC as well as better results from the other three existing investments.
Third-party development consulting services
The following table represents the development consulting projects that were active during the three months ended March 31, 2008 and 2007:

			Recognized Earnings
Project	Beds	Fee Type	2008	2007	Difference
Slippery Rock University — Phase I	1,390	Development fee	$—	$37	$(37)
Indiana University of Pennsylvania	734	Development fee	—	438	(438)
University of Michigan	896	Development fee	100	80	20
University of North Carolina — Greensboro	600	Construction oversight fee	—	33	(33)
University of Alabama — Tuscaloosa	631	Development fee	670	435	235
Slippery Rock University — Phase II	746	Development fee	161	20	141
Indiana University of Pennsylvania — Phase II	1,102	Development fee	648	—	648
Fontainebleu Renovation Project	435	Development fee	13	—	13
West Chester	1,197	Development fee	195	—	195

Third-party development consulting services			$1,787	$1,043	$744

California University of Pennsylvania — Phase V	356	Development fee	(1)	63	(64)
University of North Carolina — Greensboro	600	Development fee	—	77	(77)

Equity in earnings of unconsolidated entities			$(1)	$140	$(141)

Third-party development consulting services revenue increased $744 or 71.3% to $1,787 for the three months ended March 31, 2008, as compared to the same period in 2007. The fee recognized for West Chester University of Pennsylvania of $195, which was initiated during the quarter, the fee recognized for Indiana University of Pennsylvania Phase II of $648 and the fee recognized for the canceled project at the University of Alabama of $670 contributed to the growth over the same period in 2007.
Equity in earnings of unconsolidated entities in the third-party development consulting services segment decreased $141 from the prior year to zero. There were two joint ventures with active development projects in the first three months of 2007, and none in 2008, which reflects the Trust’s desire to provide development services directly and not through joint venture arrangements.
General and administrative costs in the third-party development consulting services segment increased $57 to $731 for the three months ended March 31, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing and corporate overhead costs allocated to the segment to support the growing revenue.

Nonoperating expenses included $31 of interest income primarily related to predevelopment costs for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract.
Management services
Total third-party management services revenue increased by $198 or 10.9% to $2,017 for the three months ended March 31, 2008, as compared to the same period in 2007. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $105 of the increase by way of intersegment revenue, while third-party management fee revenue increased $93 or 10.5% to $975 for the three months ended March 31, 2008. The increase in third-party fees consisted of $26 related to new management contracts entered into during 2007, $37 related to two communities that came out of development in 2007 and $70 related to revenue growth in existing contracts. These increases were partially offset by a decrease of $40 in third-party fees as a result of two terminated contracts.
General and administrative costs for our third-party management services segment decreased $81 to $1,798 for the three months ended March 31, 2008, as compared to the same period in 2007. The decrease reflects the higher travel and integration costs in the prior year related to the new contracts added in late 2006 and 2007.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended March 31, 2008, unallocated corporate expenses were $1,674, an increase of $278 or 19.9% over the prior year. The majority of this increase is due to higher salary and overhead costs related to growth driven increases in head count. These increases are offset by an increase in interest income of $110, primarily related to interest income of $97 for an intercompany loan.
Funds from Operations (FFO)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all shareholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of minority interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.
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
The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net income (loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$889	$(491)
Plus loss on sale of student housing assets	512
Plus student housing property depreciation and amortization of lease intangibles	7,451	7,998
Plus equity portion of real estate depreciation and amortization on equity investees	125	98
Plus depreciation and amortization of discontinued operations	—	469
Plus minority interest	97	136

Funds from operations	$9,074	$8,210

Liquidity and Capital Resources
Revolving credit facility and other indebtedness
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At March 31, 2008, there was $34,800 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (4.46% at March 31, 2008).
Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended credit agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended credit agreement. As of March 31, 2008, our borrowing base availability was $55,339. We do however have additional unmortgaged properties that can be pledged against the line to increase total availability to $100,000.
The Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests.
The Trust is prohibited from making distributions that exceed $1.20 per share unless prior to and after giving effect to such action the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last 3 quarters, does not exceed 95% of funds from operations for the applicable period.
Liquidity outlook and capital requirements
At March 31, 2008, we had $3,056 of cash, a decrease of $978 from December 31, 2007. During the same period, we generated $8,794 of cash from operations and received $2,578 of proceeds from the sale of the land and parking garage related to University Towers. In addition to funding working capital needs, this allowed us to invest $4,857 in new developments and distribute $6,143 to our stockholders and unit holders.

Our current liquidity needs include funds for distributions to our stockholders and unit holders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. Distributions for the three months ended March 31, 2008 totaled $6,143 or $0.21 per weighted average share/unit compared to cash provided by operations of $8,794 or $0.29 per weighted average share/unit for the same period. This was not the case for the three months ended March 31, 2007, when distributions outpaced cash from operations, resulting in an operating cash shortfall of $2,065 that was funded by a draw on the Amended Revolver. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including our credit facility, public capital markets as well as private sources of capital. To the extent that we are unable to maintain our Amended Revolver or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
Based on our closing share price of $12.57 on March 31, 2008, our total enterprise value was $802,596. With total debt outstanding on March 31, 2008 of $430,122, our debt to total enterprise value ratio was 53.6%. Although this leverage ratio is reaching the top end of our target range it is within range and we believe our capital structure and current FFO and distribution targets, along with availability under our $100,000 Amended Revolver, leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments.
We intend to invest in additional properties only as suitable opportunities arise. In the short term, we intend to fund any acquisitions with working capital and borrowings under first mortgage property secured debt or our $100,000 Amended Revolver. We intend to finance property acquisitions over the longer term with the proceeds from additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units of our Operating Partnership. There can be no assurance, however, that such financing will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.
An additional source of capital is the possible disposition of non-strategic properties. We continually assess all of our properties, the markets they are in and the universities they serve to determine if any dispositions are necessary or appropriate. The sale of any unencumbered asset would provide additional capital to most likely pay down debt or possibly finance acquisition/development growth or other operational needs.
We anticipate that our existing working capital and cash from operations will be adequate to meet our liquidity requirements for at least the next twelve months.
Predevelopment expenditures
Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. However, we typically obtain a guarantee of repayment of these predevelopment expenditures from the project owner, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that project financing is not obtained.
In 2007 we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. During the three months ended March 31, 2008, we continued work on projects being developed for ownership. As opposed to our third party development services all risk, exposure and capital requirements for these developments remain with the Trust.
Long-term liquidity requirements
Our long-term liquidity requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver and the issuance of equity instruments, including common stock or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions may make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions or at all or that we will make any investments in additional properties.
Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. Non-compliance with the covenants would have a material adverse effect on our financial condition and liquidity.
In 2009, $285,049 or 72.9% of the Trust’s mortgage debt reaches maturity. Based on current activity in the debt markets, we do not see any issues surrounding the coming refinancing needs; however, there is no way to predict future market conditions.
Commitments and Contractual obligations
The following table summarizes our contractual obligations as of March 31, 2008:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total

Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$2,536	$285,937	$66,262	$40,587	$395,322
Contractual Interest Obligations(2)	17,616	23,999	9,749	2,942	54,306
Operating Lease and Future Purchase Obligations (3)	2,418	4,416	2,594	485	9,913
Capital Reserve Obligations(4)	1,404	2,395	421	182	4,402

Total	$23,974	$316,747	$79,026	$44,196	$463,943

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties. The first mortgage debt does not include $1,513 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
At March 31, 2008, the outstanding mortgage debt had a weighted average interest rate of 5.8% and carried a weighted average term to maturity of 2.35 years.
As of March 31, 2008, fourteen of our properties were unencumbered by mortgage debt. Six of these fourteen properties have, however, been pledged as collateral against any borrowing under our $100,000 Amended Revolver.
On March 3, 2008, mortgage debt in the amount of $22,977, secured by the student housing community referred to as University Towers, bearing interest at an effective rate of 5.48%, matured and was repaid by the Trust with additional borrowings on the Amended Revolver.
Distributions
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under our Amended Revolver, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

On April 11, 2008, our board of directors declared a first quarter distribution of $0.205 per share of common stock for the quarter ending on March 31, 2008. The distribution is payable on May 15, 2008 to shareholders of record at the close of business on April 30, 2008.
Off-Balance Sheet Arrangements
As discussed in Note 3 to the condensed consolidated financial statements, we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $88,470 at March 31, 2008. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The construction debt is expected to be refinanced in September of 2008. Construction was completed and the student housing community occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The LLC received a 90 day waiver from the construction debt lender related to a technical default that occurred in March 2008, as a result of liens filed on the property.
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
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2008, we had fixed rate debt of $395,322. Holding other variables constant a 100 basis point increase in interest rates would cause a $7,984 decline in the fair value of our fixed rate debt.
Conversely, a 100 basis point decrease in interest rates would cause a $8,308 increase in the fair value of our fixed rate debt. At March 31, 2008, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.85% and a weighted average term to maturity of 2.35 years.
At March 31, 2008, we had $34,800 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.
At March 31, 2008, 92% of the Trust’s outstanding debt was subject to fixed rates. In the future, we may draw down on the Amended Revolver, and we may use derivative financial instruments to manage, or hedge, interest rate risks related to such a variable rate borrowing. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
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
Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2008, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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
Item 1A. Risk factors
The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of March 31, 2008, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2007.
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

EDUCATION REALTY TRUST, INC.
Date: May 2, 2008	By	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 2, 2008	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: May 2, 2008	By	/s/ J. Drew Koester
J. Drew Koester
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

4.2	Form of Registration Rights Agreement dated January 31, 2005, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP, JPI Investment Company, L.P. and the unit holders whose names are set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.3 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.1**	Executive Employment Agreement with Thomas Trubiana effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report of Form 8-K filed on January 7, 2008.)

10.2**	Executive Employment Agreement with Randall H. Brown effective January 1, 2008 (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report of Form 8-K filed on January 7, 2008.)

10.3**	Executive Employment Agreement with Paul O. Bower effective January 1, 2008 (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report of Form 8-K filed on January 7, 2008.)

10.4**	Executive Employment Agreement with Thomas J. Hickey effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report of Form 8-K filed on January 7, 2008.)

10.5**	Executive Employment Agreement with Craig L. Cardwell effective January 1, 2008 (Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report of Form 8-K filed on January 7, 2008.)

10.6**	Executive Employment Agreement with William W. Harris effective January 1, 2008 (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report of Form 8-K filed on January 7, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	These exhibits are management contracts or compensatory plans.