Form 10-Q
period 2008-06-30
Education Realty Trust, Inc.
filed 2008-08-01
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (901) 259-2500
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, the latest practicable date, the Registrant had outstanding 28,514,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

Part I — Financial Information

Item 1.	Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$718,108	$732,979
Assets under development	17,084	5,675
Corporate office furniture, net	1,583	1,693
Cash and cash equivalents	27,322	4,034
Restricted cash	8,977	8,188
Student contracts receivable, net	701	329
Receivable from affiliate	30	18
Management fee receivable from third party	683	606
Goodwill and other intangibles, net	3,518	3,531
Other assets	10,618	10,407

Total assets	$788,624	$767,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$425,623	$420,940
Revolving line of credit	34,700	11,500
Accounts payable and accrued expenses	12,368	11,092
Accounts payable affiliate	120	60
Deferred revenue	8,247	7,928

Total liabilities	481,058	451,520

Minority interest	16,808	18,121

Commitments and contingencies (see Note 6)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,457,849 and 28,431,855 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	285	284
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	319,700	330,969
Accumulated deficit	(29,227)	(33,434)

Total stockholders’ equity	290,758	297,819

Total liabilities and stockholders’ equity	$788,624	$767,460

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007
Revenues:
Student housing leasing revenue	$53,158	$43,003
Student housing food service revenue	1,196	1,102
Other leasing revenue	6,945	6,868
Third-party development services	3,008	2,067
Third-party management services	1,807	1,603
Operating expense reimbursements	5,140	4,383

Total revenues	71,254	59,026

Operating expenses:
Student housing leasing operations	25,231	18,424
Student housing food service operations	1,128	1,072
General and administrative	7,850	7,050
Depreciation and amortization	14,817	16,004
Reimbursable operating expenses	5,140	4,383

Total operating expenses	54,166	46,933

Operating income	17,088	12,093

Nonoperating expenses:
Interest expense	12,213	14,386
Amortization of deferred financing costs	487	548
Loss on early repayment of debt	—	174
Interest income	(190)	(251)

Total nonoperating expenses	12,510	14,857

Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	4,578	(2,764)
Equity in earnings (losses) of unconsolidated entities	(27)	2

Income (loss) before income taxes, minority interest and discontinued operations	4,551	(2,762)
Income tax expense (benefit)	173	(49)

Net income (loss) before minority interest and discontinued operations	4,378	(2,713)
Minority interest	171	(4)

Income (loss) from continuing operations	4,207	(2,709)
Discontinued operations:
Income from discontinued operations, net of minority interest of $35	—	833
Gain on sale of student housing property, net of minority interest of $65	—	1,579

Income from discontinued operations	—	2,412

Net income (loss)	$4,207	$(297)

Earnings per share information
Income (loss) per share — basic:
Continuing operations	$0.15	$(0.10)
Discontinued operations	—	0.09

Net income (loss) per share	$0.15	$(0.01)

Income (loss) per share — diluted:
Continuing operations	$0.14	$(0.10)
Discontinued operations	—	0.09

Net income (loss) per share	$0.14	$(0.01)

Weighted average common shares outstanding — basic	28,444,497	27,592,873

Weighted average common shares outstanding — diluted	29,589,932	27,592,873

Distributions per common share	$0.410	$0.410

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2008	2007
Revenues:
Student housing leasing revenue	$26,805	$21,031
Student housing food service revenue	541	522
Other leasing revenue	5,000	3,434
Third-party development services	1,221	1,024
Third-party management services	832	721
Operating expense reimbursements	2,521	2,227

Total revenues	36,920	28,959

Operating expenses:
Student housing leasing operations	13,146	9,402
Student housing food service operations	495	511
General and administrative	3,913	3,560
Depreciation and amortization	7,224	7,924
Reimbursable operating expenses	2,521	2,227

Total operating expenses	27,299	23,624

Operating income	9,621	5,335

Nonoperating expenses:
Interest expense	6,049	6,999
Amortization of deferred financing costs	244	268
Loss on early repayment of debt	—	174
Interest income	(72)	(167)

Total nonoperating expenses	6,221	7,274

Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	3,400	(1,939)
Equity in earnings (losses) of unconsolidated entities	(26)	(41)

Income (loss) before income taxes, minority interest and discontinued operations	3,374	(1,980)
Income tax benefit	(18)	(47)

Net income (loss) before minority interest and discontinued operations	3,392	(1,933)
Minority interest	74	(123)

Income from continuing operations	3,318	(1,810)
Discontinued operations:
Income from discontinued operations, net of minority interest of $18	—	425
Gain on sale of student housing property, net of minority interest of $65	—	1,579

Income from discontinued operations	—	2,004

Net income	$3,318	$194

Earnings per share information
Income (loss) per share — basic:
Continuing operations	$0.12	$(0.06)
Discontinued operations	—	0.07

Net income per share	$0.12	$0.01

Income (loss) per share — diluted:
Continuing operations	$0.11	$(0.06)
Discontinued operations	—	0.07

Net income per share	$0.11	$0.01

Weighted average common shares outstanding — basic	28,450,730	28,012,275

Weighted average common shares outstanding — diluted	29,571,724	28,012,275

Distributions per common share	$0.205	$0.205

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007
Operating activities:
Net income (loss)	$4,207	$(297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,817	16,004
Depreciation included in discontinued operations	—	711
Deferred taxes	(379)	(346)
Loss on disposal of assets	525	—
Gain on sale of student housing property	—	(1,644)
Loss on early repayment of debt	—	138
Amortization of deferred financing costs	487	548
Amortization of unamortized debt premiums/discounts	(263)	(230)
Distributions of earnings from unconsolidated entities	124	188
Noncash compensation expense related to PIUs and restricted stock	396	394
Equity in earnings of unconsolidated entities	27	(2)
Minority interest in continuing operations	171	(4)
Minority interest in discontinued operations	—	101
Change in operating assets and liabilities (net of student housing acquisitions/disposals)	1,388	(2,536)

Net cash provided by operating activities	21,500	13,025

Investing activities:
Purchase of corporate furniture and fixtures	(143)	(750)
Restricted cash	(789)	1,024
Investment in student housing properties	(3,954)	(2,784)
Proceeds from sale of assets	2,578	—
Proceeds from sale of student housing properties	—	48,942
Investment in assets under development	(11,409)	(1,946)
Investment in joint ventures	(169)	(62)

Net cash provided by (used in) investing activities	(13,886)	44,424

Financing activities:
Payment of mortgage notes	(24,766)	(58,305)
Borrowings of mortgage notes and construction loan	29,712	57,800
Repayment of term loan	—	(47,000)
Borrowing (repayment) of line of credit, net	23,200	(22,400)
Debt issuance costs	(198)	(549)
Proceeds from issuance of common stock	—	22,474
Dividends and distributions paid	(12,274)	(11,815)

Net cash provided by (used in) financing activities	15,674	(59,795)

Net increase (decrease) in cash and cash equivalents	23,288	(2,346)
Cash and cash equivalents, beginning of period	4,034	6,427

Cash and cash equivalents, end of period	$27,322	$4,081

See accompanying notes to the condensed consolidated financial statements.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007

Supplemental disclosure of cash flow information:
Interest paid	$12,878	$14,509
Income taxes paid	$70	$479

Supplemental disclosure of noncash activities:
Warrants expired	$—	$375
Redemption of minority interest from unit holder	893	—
Common stock issued under the dividend reinvestment plan	—	78
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
Interim financial information
The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, together with the Trust’s annual report on Form 10-K for the year ended December 31, 2007, as amended, filed with the Securities and Exchange Commission (the “SEC”).
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
Management assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of June 30, 2008, management determined that no indicators of impairment existed.
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
The Trust adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with the adoption having no impact on the Trust’s consolidated financial statements. The Trust had no unrecognized tax benefits as of June 30, 2008 and 2007. As of June 30, 2008, the Trust does not expect to record any unrecognized tax benefits. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. As of June 30, 2008, open tax years generally include tax years 2004-2007. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. At June 30, 2008, the Trust had no interest or penalties recorded related to unrecognized tax benefits.
Earnings per share
The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At June 30, 2008, unvested restricted stock of 57,117 and Profits Interest Units of 275,000 are excluded from the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive. The following reconciles the basic and diluted weighted average shares as of June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Basic weighted average commons shares outstanding	28,450,730	28,444,497
Operating Partnership units	913,737	913,737
University Towers Operating Partnership units	207,257	231,698

Diluted weighted average common shares outstanding	29,571,724	29,589,932

For the three and six months ended June 30, 2007, a reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.
Goodwill and other intangible assets
The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The carrying value of goodwill was $3,458 at June 30, 2008 and December 31, 2007. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.
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
Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008. In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $5,800, of which $800 was recognized during the quarter ended March 31, 2008 and $5,000 during the quarter ended June 30, 2008. Furthermore, Place may be required to provide additional consideration, not to exceed $200, in the event there is a shortfall between the projected gross rentals of one specific student housing property for the 2008/2009 lease year and $3,164.
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

Recently adopted accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Trust’s consolidated financial condition or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years beginning after November 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 161 on its consolidated financial condition and results of operations.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial condition and results of operations.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Trust is currently evaluating the impact of adopting FSP 03-6-1 on its consolidated financial condition and results of operations.
3. Investments in unconsolidated entities
As of June 30, 2008, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:
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
The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the six months ended June 30, 2008 and 2007:

	2008	2007
Results of Operations:
Revenues	$8,283	$6,245
Net loss	(614)	(1,567)
Equity in earnings (losses) of unconsolidated entities	$(27)	$2
These entities provide development consulting services to third party student housing owners in an agency capacity, provide food services to student housing communities which are managed by the Trust or own student housing communities which are managed by the Trust. As of June 30, 2008 and December 31, 2007, the Trust’s investment in unconsolidated entities totaled $2,688 and $2,671, respectively.
4. Debt
Revolving credit facility
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At June 30, 2008, there was $34,700 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (4.78% at June 30, 2008).
Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement.
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
On March 3, 2008, mortgage debt in the amount of $22,977, secured by the student housing community referred to as University Towers, bearing interest at an effective rate of 5.48%, matured and was repaid by the Trust with additional borrowings on the Amended Revolver. On June 27, 2008, the Trust refinanced the debt with a $25,000, interest only, fixed rate mortgage bearing interest at 5.99% through June 30, 2013. After the initial maturity, the Trust has the option to extend the loan for 12 months with principal and interest equal to LIBOR plus a 250 basis point margin per annum being repaid on a monthly basis. In connection with the refinancing, the Trust incurred $197 of financing costs. Subsequent to June 30, 2008, the Trust used the proceeds from the refinancing to pay down the Amended Revolver.
Mortgage and construction debt
At June 30, 2008, the Trust had outstanding mortgage indebtedness of $420,911 (net of unamortized debt premium of $1,410).
During the quarter ended June 30, 2008, the Trust also borrowed $4,712, out of an available $11,000, related to the development of a wholly owned student apartment community near Southern Illinois University (Note 7). The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through July 21, 2010. Commencing with the quarter ended June 30, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until June 14, 2012, with principal and interest being repaid on a monthly basis.
The scheduled maturities of outstanding mortgage and construction indebtedness at June 30, 2008 are as follows:

Fiscal Year Ending
2008 (6 months ending December 31, 2008)	$1,716
2009	285,049
2010	931
2011	1,035
2012	69,895
Thereafter	65,587

Total	424,213
Unamortized debt premium/discounts	1,410

Outstanding at June 30, 2008, net of unamortized premiums/discounts	$425,623

At June 30, 2008, the outstanding mortgage and construction debt had a weighted average interest rate of 5.84% and carried a weighted average term to maturity of 2.3 years.
5. Segments
Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified:

student housing leasing, third-party development consulting services and management services. Management evaluates each segment’s performance based on pretax income and net operating income, which is defined as income before depreciation, amortization, interest expense, interest income and equity in earnings of unconsolidated entities. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008					Six Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$53,158	$—	$—	$—	$53,158	$43,003	$—	$—	$—	$43,003
Student housing food service revenue	1,196	—	—	—	1,196	1,102	—	—	—	1,102
Other leasing revenue	6,945	—	—	—	6,945	6,868	—	—	—	6,868
Third-party development consulting services	—	3,008	—	—	3,008	—	2,067	—	—	2,067
Third-party management services	—	—	1,807	—	1,807	—	—	1,603	—	1,603
Intersegment revenues	—	—	2,089	(2,089)	—	—	—	1,694	(1,694)	—
Operating expense reimbursements	—	—	—	5,140	5,140	—	—	—	4,383	4,383

Total revenues	61,299	3,008	3,896	3,051	71,254	50,973	2,067	3,297	2,689	59,026

Operating expenses:
Student housing leasing operations	25,231	—	—	—	25,231	18,424	—	—	—	18,424
Student housing food service operations	1,128	—	—	—	1,128	1,072	—	—	—	1,072
General and administrative	3	1,454	3,579	—	5,036	86	1,271	3,347	—	4,704
Intersegment expenses	2,089	—	—	(2,089)	—	1,694	—	—	(1,694)	—
Reimbursable operating expenses	—	—	—	5,140	5,140	—	—	—	4,383	4,383

Total operating expenses	28,451	1,454	3,579	3,051	36,535	21,276	1,271	3,347	2,689	28,583

Net operating income (loss)	32,848	1,554	317	—	34,719	29,697	796	(50)	—	30,443
Nonoperating expenses(1)	26,898	(41)	—	—	26,857	29,762	—	—	—	29,762
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	5,950	1,595	317	—	7,862	(65)	796	(50)	—	681

	Six Months Ended June 30, 2008					Six Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Equity in earnings of unconsolidated entities	(26)	(1)	—	—	(27)	(205)	207	—	—	2

Income (loss) before taxes, minority interest and discontinued operations(2)	$5,924	$1,594	$317	$—	$7,835	$(270)	$1,003	$(50)	$—	$683

Total segment assets, as of June 30, 2008 and December 31, 2007	$754,600	$3,246	$5,686	$—	$763,532	$751,086	$4,528	$6,505	$—	$762,119

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net income (loss) before income taxes, minority interest and discontinued operations:

	2008	2007

Net income before income taxes, minority interest and discontinued operations for reportable segments	$7,835	$683
Other unallocated corporate expenses	(3,284)	(3,445)

Net income (loss) before income taxes, minority interest and discontinued operations	$4,551	$(2,762)

The following table represents segment information for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Revenues:
Student housing leasing revenue	$26,806	$—	$—	$—	$26,806	$21,031	$—	$—	$—	$21,031
Student housing food service revenue	541	—	—	—	541	522	—	—	—	522
Other leasing revenue	5,000	—	—	—	5,000	3,434	—	—	—	3,434
Third-party development consulting services	—	1,221	—	—	1,221	—	1,024	—	—	1,024
Third-party management services	—	—	832	—	832	—	—	721	—	721
Intersegment revenues	—	—	1,047	(1,047)	—	—	—	816	(816)	—
Operating expense reimbursements	—	—	—	2,521	2,521	—	—	—	2,227	2,227

Total revenues	32,347	1,221	1,879	1,474	36,921	24,987	1,024	1,537	1,411	28,959

Operating expenses:
Student housing leasing operations	13,146	—	—	—	13,146	9,402	—	—	—	9,402

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Student housing food service operations	495	—	—	—	495	511	—	—	—	511
General and administrative	—	723	1,781	—	2,504	43	597	1,468	—	2,108
Intersegment expenses	1,047	—	—	(1,047)	—	816	—	—	(816)	—
Reimbursable operating expenses	—	—	—	2,521	2,521	—	—	—	2,227	2,227

Total operating expenses	14,688	723	1,781	1,474	18,666	10,772	597	1,468	1,411	14,248

Net operating income (loss)	17,659	498	98	—	18,255	14,215	427	69	—	14,711
Nonoperating expenses(1)	13,254	(10)	—	—	13,244	14,603	—	—	—	14,603
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	4,405	508	98	—	5,011	(388)	427	69	—	108
Equity in earnings of unconsolidated entities	(26)	—	—	—	(26)	(108)	67	—	—	(41)

Income (loss) before taxes, minority interest and discontinued operations(2)	$4,379	$508	$98	$—	$4,985	$(496)	$494	$69	$—	$67

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to the Trust’s consolidated net income (loss) before income taxes, minority interest and discontinued operations:

	2008	2007

Net income before income taxes, minority interest and discontinued operations for reportable segments	$4,985	$67
Other unallocated corporate expenses	(1,611)	(2,047)

Net income (loss) before income taxes, minority interest and discontinued operations	$3,374	$(1,980)

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
The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at June 30, 2008 and is secured by the Operating Partnership’s existing revolving credit facility.
On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The debt matures on May 10, 2009 with the option of extending the maturity date to May 10, 2011. Construction was completed and the student housing community occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,200 at June 30, 2008. The LLC received a 90 day waiver from the construction debt lender related to a technical default that occurred in March 2008, as a result of liens filed on the property. Subsequently, the waiver was extended through September 15, 2008. In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845. The note was interest only through December 31, 2007 and accrued interest at 10% per annum. On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On the maturity date all unpaid principal and interest are due in full. As of June 30, 2008, the note has an outstanding balance of $840 and is subordinated to the construction debt held by the LLC discussed above.
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
After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf. The Trust will, at the same time, enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. At June 30, 2008, the Trust has recorded $264 of reimbursable predevelopment costs which are reflected in other assets in the accompanying condensed consolidated balance sheet.
7. Acquisition of real estate investments
On June 28, 2007, the Trust completed the acquisition of land in Carbondale, Illinois for $1,098 in order to develop a wholly owned student apartment community near Southern Illinois University. Since the acquisition, the Trust has incurred an additional $14,789 in costs to develop the community. During the six months ended June 30, 2008, the Trust capitalized $308 of interest cost related to the development. Furthermore, as of June 30, 2008, the Trust has capitalized an additional $1,197 of predevelopment costs related to other developments. All costs are classified as assets under development on the condensed consolidated balance sheet.

8. Disposition of real estate investments and discontinued operations
During the six months ended June 30, 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash valued at $2,616. The loss on the sale is included in student housing leasing operations expense in the condensed consolidated statement of operations. The Trust subsequently entered into a 40 year ground lease.
There were no discontinued operations for the six months ended June 30, 2008. The following table summarizes income from discontinued operations, net of minority interest, for the six months ended June 30, 2007, related to the sale of the Village on Tharpe that occurred on June 5, 2007:

2007
Student housing leasing revenue	$2,692
Student housing leasing operating expenses	(1,113)
Depreciation and amortization	(711)
Minority interest	(35)

Income from discontinued operations (net of minority interest)	$833

Gain on sale of student housing property	$1,644
Minority interest	(65)

Gain on sale of student housing property (net of minority interest)	$1,579

9. Incentive plan
The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and profits interest units to employees, directors and other key persons providing services to the Trust. The Trust has reserved 800,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares. During each of the six months ended June 30, 2008 and 2007, the Trust issued 4,000 shares to an executive officer and 4,000 shares to its independent directors.
A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At June 30, 2008 and December 31, 2007, unearned compensation totaled $959 and $1,261, respectively and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2008 and 2007, compensation expense of $302 was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.
Profits interest units, or PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. Each PIU will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes, and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.
A summary of incentive plan activity for the six months ended June 30, 2008 is as follows:

		Stock
	PIU’s	Awards (1)	Total
Outstanding at December 31, 2007	277,500	200,000	477,500
Granted	2,500	4,000	6,500
Forfeited	(2,500)	—	(2,500)

Outstanding at March 31, 2008	277,500	204,000	481,500

Granted	—	4,000	4,000
Forfeited	(2,500)	—	(2,500)

Outstanding at June 30, 2008	275,000	208,000	483,000

Vested at June 30, 2008	275,000	150,883	425,883

(1)	Includes restricted stock awards.
Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007 was approximately $396 and $394, respectively.
10. Subsequent events
On July 10, 2008 our board of directors declared a second quarter distribution of $0.205 per share of common stock for the quarter ending on June 30, 2008. The distribution is payable on August 15, 2008 to stockholders of record at the close of business on July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share data)
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as amended. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
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
Our Business Segments
We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, interest income, equity in earnings of unconsolidated entities and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007as amended. Intercompany fees are reflected at the contractually stipulated amounts.
Student Housing Leasing
Student housing leasing revenue represented approximately 89.9% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2008. Our revenue related to food service operations is included in this segment. Additionally, this segment includes other leasing revenue related to the Place lease which was terminated on February 1, 2008.
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
In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We plan to open the Trust’s first wholly owned, self-developed property in August of 2008 servicing Southern Illinois University.
Management Services
Revenue from our management services, excluding operating expense reimbursements, represented approximately 5.7% of our revenue for the six months ended June 30, 2008. These revenues are typically derived from multi-year management agreements, under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.
Third-Party Development Consulting Services
Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 4.4% of our revenue for the six months ended June 30, 2008. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred, while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also at times, we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project specific costs.
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
Trends and Outlook
Rents and Occupancy
We expect the general trends of increased university enrollment and limited availability of on-campus housing to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. For the six months ended June 30, 2008, same community revenue per available bed increased to $395 and same community physical occupancy decreased to 92.4% compared to revenue per available bed of $386 and physical occupancy of 93.1% for the six months ended June 30, 2007. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages and at times an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address as quickly as possible to minimize the Trust’s exposure and reverse any negative trend.
We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy rates may be offset by an increase in rental rates and may not be material to our operations.
General and Administrative Costs
In 2007, we experienced increases in salaries and staffing costs primarily related to the growth of each business segment and due to new systems implementation efforts. This trend will continue in 2008 mainly due to the termination of the Place lease and the Trust’s related assumption of the management responsibilities over the Place Portfolio.
Termination of Lease with Place Properties, Inc.
On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (“Place”) for 13 properties owned by the Trust but previously operated and managed by Place. Under the agreement, the Trust received a lease termination fee of $5,800 and has the possibility of receiving an additional $200 if certain criteria in the agreement are not met (see note 2 to the condensed consolidated financial statements). As a result of the lease termination, the Trust began managing these properties and began recognizing the results of operations for these properties in the Trust’s consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. In the near term, the net operating income received from these properties may be less than the rental income received under the lease; thus, reducing our net income from continuing operations over the next 2 to 3 years.
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
Other Leasing Revenue Recognition
Other leasing revenue relates to our leasing of 13 properties we acquired from Place on January 1, 2006. Simultaneous with the acquisition of the 13 properties, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.
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
Property acquisitions are accounted for utilizing the purchase method in accordance with SFAS 141, Business Combinations, and accordingly, the results of operations are included from the respective dates of acquisition. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and other identifiable intangibles such as amounts related to in-place leases.
Student housing properties are classified as held for sale based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the six months ended June 30, 2008 and 2007, no impairment losses on student housing properties held for sale were recognized.
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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R on its consolidated financial condition and results of operations.
In December 2007, the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on its consolidated financial condition and results of operations.
In March 2008, the FASB issued SFAS 161. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on its consolidated financial condition and results of operations.
In April 2008, the FASB issued FSP 142-3. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FSP 142-3 on its consolidated financial condition and results of operations.
In June 2008, the FASB issued FSP 03-6-1. FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are currently evaluating the impact of adopting FSP 03-6-1 on its consolidated financial condition and results of operations.

Results of Operations for the Six Months Ended June 30, 2008 and 2007
The following table presents the results of operations for Education Realty Trust, Inc. for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008					Six Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$53,158	$—	$—	$—	$53,158	$43,003	$—	$—	$—	$43,003
Student housing food service revenue	1,196	—	—	—	1,196	1,102	—	—	—	1,102
Other leasing revenue	6,945	—	—	—	6,945	6,868	—	—	—	6,868
Third-party development consulting services	—	3,008	—	—	3,008	—	2,067	—	—	2,067
Third-party management services	—	—	1,807	—	1,807	—	—	1,603	—	1,603
Intersegment revenues	—	—	2,089	(2,089)	—	—	—	1,694	(1,694)	—
Operating expense reimbursements	—	—	—	5,140	5,140	—	—	—	4,383	4,383

Total revenues	61,299	3,008	3,896	3,051	71,254	50,973	2,067	3,297	2,689	59,026

Operating expenses:
Student housing leasing operations	25,231	—	—	—	25,231	18,424	—	—	—	18,424
Student housing food service operations	1,128	—	—	—	1,128	1,072	—	—	—	1,072
General and administrative	3	1,454	3,579	—	5,036	86	1,271	3,347	—	4,704
Intersegment expenses	2,089	—	—	(2,089)	—	1,694	—	—	(1,694)	—
Reimbursable operating expenses	—	—	—	5,140	5,140	—	—	—	4,383	4,383

Total operating expenses	28,451	1,454	3,579	3,051	36,535	21,276	1,271	3,347	2,689	28,583

Net operating income (loss)	32,848	1,554	317	—	34,719	29,697	796	(50)	—	30,443
Nonoperating expenses(1)	26,898	(41)	—	—	26,857	29,762	—	—	—	29,762
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	5,950	1,595	317	—	7,862	(65)	796	(50)	—	681
Equity in earnings of unconsolidated entities	(26)	(1)	—	—	(27)	(205)	207	—	—	2

Income (loss) before taxes, minority interest and discontinued operations(2)	$5,924	$1,594	$317	$—	$7,835	$(270)	$1,003	$(50)	$—	$683

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles:

	2008	2007

Net income before taxes, minority interest and discontinued operations for reportable segments	7,835	683
Other unallocated corporate expenses	(3,284)	(3,445)

Net income (loss) before taxes, minority interest and discontinued operations	$4,551	$(2,762)

Student housing leasing
Student housing operating statistics for all owned and operated properties for the six months ended June 30, 2008 and 2007 were as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007(9)	Difference
Occupancy
Physical (1)	90.9%	93.1%	-2.2%
Economic (2)	92.7%	95.4%	-2.7%
NARPAB (3)	$357	$362	$(5)
Other income per avail. bed (4)	$20	$24	$(4)
RevPAB (5)	$377	$386	$(9)
Operating expense per bed (6) (7)	$175	$165	$10
Operating margin (7)	53.5%	57.2%	-3.7%
Design Beds (8)	140,894	111,426	29,468

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NARPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expenses excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	For the six months ended June 30, 2008, approximately $4 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 8 in the condensed consolidated financial statements) is excluded. The loss of $512 is included in the statement of operations in the condensed consolidated financial statements.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for the six months ended June 30, 2008 due to the termination of the lease with Place (see Note 2 in the condensed consolidated financial statements).

(9)	This information excludes property information related to Tharpe (discontinued operations).
Total revenue in the student housing leasing segment was $61,299 for the six months ended June 30, 2008. This represents an increase of $10,326 or 20.3% from the same period in 2007. Student housing leasing revenue increased 23.6%, contributing to $10,155 of the overall increase, while student housing food service revenue and other leasing revenue contributed growth of $94 and $77 respectively. A majority of the increase in student housing leasing revenue, $9,141, came from the operating results of the Place Portfolio since the lease termination and takeover of operations in February 2008 (see Note 2, “Other leasing Revenue”, in the condensed consolidated financial statements). Same community revenue growth of 2.3% year over year contributed to a $1,010 increase in student housing leasing revenue. Same community revenue growth for the period was driven by a 3.4% improvement in rental rates, representing an increase of $1,435, offset by a 70 basis point decline in occupancies, and a 0.2% reduction in other student housing ancillary income, which reduced the growth achieved in rates by $323 and $102 respectively. Student housing food service revenue increased $94 over the prior period primarily as a result of passing through higher food costs. Other leasing revenue increased $77 or 1.1% over the prior period as a result of the lease termination fee revenue of $5,800 and January base rent of $1,145 being recognized during the six months ended June 30, 2008 compared to $6,868 of base rent recognized in the prior year.
Operating expenses in the student housing leasing segment increased $7,175 or 33.7% to $28,451 for the six months ended June 30, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $6,807 or 36.9% over the prior year, with an increase of $4,787 or 26.0% attributable to operating expenses associated with taking over the Place Portfolio as discussed above. Same community operating expenses grew 10.3% contributing to $1,898 of the growth. The increase in same community operating expenses was driven by an increase in real estate taxes of $195, primarily caused by a tax refund received in 2007, a loss on sale of student housing assets of $512 related to the sale of the University Towers land and parking garage (see Note 8 to the condensed consolidated financial statements), higher marketing costs of $110, increases in salary and related costs of $370, increases in general and administrative expenses of $250, higher utilities of $218, increases in maintenance and repairs of $264, and higher turnover costs of $120. These increases were offset by a decrease in insurance costs of $291 as a result of better negotiated rates for 2008. Student housing food service operations increased $56 due mainly to higher food costs.
Nonoperating expenses decreased $2,864 to $26,898 for the six months ended June 30, 2008, as compared to same period in 2007. This decrease was primarily driven by a $1,262 decline in depreciation expense due to fully depreciated assets that remain in service and a $1,634 decline in interest expense. Interest expense benefited from a lower average outstanding debt balance, an approximate 300 basis points drop in interest rates related to the Amended Revolver, and capitalized interest of $324 related to ongoing development projects. These increases were offset by a $43 decline in interest income.
The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 2.2%, a decline in RevPAB of 2.3% and a decline in margins of 370 basis points. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of adding the Place Portfolio, whose underlying economics are currently different from our existing communities. For the six months ended June 30, 2008, the Place Portfolio had an average physical occupancy of 85.3%, RevPAB of $311, and operating margins of 47.9% compared to 92.4%, $395, and 55.0% respectively on a same community basis.
Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the six months ended June 30, 2008, equity in earnings was a loss of $26 compared to a loss of $205 in the prior year. The improvement comes from the addition of our investment in a new community in Greensboro, NC as well as better operating results from the three existing investments, representing the continued stabilization of those properties.

Third-party development consulting services
The following table represents the development consulting projects that were active during the six months ended June 30, 2008 and 2007:

			Recognized Earnings
Project	Beds	Fee Type	2008	2007	Difference
Slippery Rock University — Phase I	1,390	Development fee	$—	$38	$(38)
Indiana University of Pennsylvania— Phase I	734	Development fee	—	634	(634)
University of Michigan	896	Development fee	170	133	37
University of North Carolina — Greensboro	600	Construction oversight fee	—	46	(46)
University of Alabama — Tuscaloosa	631	Development fee	670	875	(205)
Slippery Rock University — Phase II	746	Development fee	504	232	272
Indiana University of Pennsylvania — Phase II	1,102	Development fee	975	109	866
Fontainebleu Renovation Project	435	Development fee	52	—	52
West Chester— Phase I	1,197	Development fee	497	—	497
Indiana University of Pennsylvania — Phase III	1,084	Development fee	140	—	140

Third-party development consulting services			$3,008	$2,067	$941

California University of Pennsylvania — Phase V	356	Development fee	(1)	110	(111)
University of North Carolina — Greensboro	600	Development fee	—	105	(105)
University of Louisville — Phase III	359	Development fee	—	(8)	8

Equity in earnings of unconsolidated entities			$(1)	$207	$(208)

Third-party development consulting services revenue increased $941 or 45.5% to $3,008 for the six months ended June 30, 2008, as compared to the same period in 2007. The fees recognized for West Chester University of Pennsylvania of $497, Indiana University of Pennsylvania Phase III of $140 and Fontainebleu Renovation Project of $52, which were all initiated during the six months ended June 30, 2008, and increases in the fees recognized for Indiana University of Pennsylvania Phase II of $866, Slippery Rock University Phase II of $272, which recognized $250 of additional revenue in cost savings participation, and University of Michigan of $37 contributed to the growth over the same period in 2007. These increases were offset by declines in development fees for Slippery Rock Phase I of $38, Indiana University of Pennsylvania Phase I of $634, University of North Carolina Greensboro of $46 and University of Alabama Tuscaloosa of $205 all due to project completion.
Equity in earnings of unconsolidated entities in the third-party development consulting services segment decreased $208 from the prior year to a loss of ($1) in the current year. There were two joint ventures with active development projects in the first six months of 2007, and none in 2008, which reflects the Trust’s desire to provide third-party development services directly and not through joint venture arrangements.
General and administrative costs in the third-party development consulting services segment increased $183 to $1,454 for the six months ended June 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing and related expenses and corporate overhead costs allocated to the segment to support the growing revenue.

Nonoperating expenses included $41 of interest income, primarily related to the Trust fronting predevelopment costs under a predevelopment agreement, for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.
Management services
Total third-party management services revenue increased by $599 or 18.2% to $3,896 for the six months ended June 30, 2008, as compared to the same period in 2007. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $395 of the increase by way of intersegment revenue, while third-party management fee revenue increased $204 or 12.7% to $1,807 for the six months ended June 30, 2008. The increase in third-party fees consisted of $17 related to seven new management contracts entered into at various times during 2007, $25 related to three new management contracts entered into in 2008, $99 related to two communities that came out of development in 2007 and $130 related to revenue growth in existing contracts. These increases were partially offset by a decrease of $67 in third-party fees as a result of two contracts terminated in 2007.
General and administrative costs for our third-party management services segment increased $232 to $3,579 for the six months ended June 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing and related costs to support the growing revenue.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative and nonoperating expenses that are not allocated to any of our business segments. For the six months ended June 30, 2008, unallocated corporate expenses were $3,284, a decrease of $161 or 4.7% compared to the prior year. The majority of this decrease is due to an increase in interest income of $274, primarily related to interest income of $332 for an intercompany loan. This decrease is offset by higher salary and overhead costs related to growth driven increases in head count.
Results of Operations for the Three Months Ended June 30, 2008 and 2007
The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$26,806	$—	$—	$—	$26,806	$21,031	$—	$—	$—	$21,031
Student housing food service revenue	541	—	—	—	541	522	—	—	—	522
Other leasing revenue	5,000	—	—	—	5,000	3,434	—	—	—	3,434
Third-party development consulting services	—	1,221	—	—	1,221	—	1,024	—	—	1,024
Third-party management services	—	—	832	—	832	—	—	721	—	721
Intersegment revenues	—	—	1,047	(1,047)	—	—	—	816	(816)	—
Operating expense reimbursements	—	—	—	2,521	2,521	—	—	—	2,227	2,227

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
		Third-Party					Third-Party
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Total revenues	32,347	1,221	1,879	1,474	36,921	24,987	1,024	1,537	1,411	28,959

Operating expenses:
Student housing leasing operations	13,146	—	—	—	13,146	9,402	—	—	—	9,402
Student housing food service operations	495	—	—	—	495	511	—	—	—	511
General and administrative	—	723	1,781	—	2,504	43	597	1,468		2,108
Intersegment expenses	1,047	—	—	(1,047)	—	816	—	—	(816)	—
Reimbursable operating expenses	—	—	—	2,521	2,521	—	—	—	2,227	2,227

Total operating expenses	14,688	723	1,781	1,474	18,666	10,772	597	1,468	1,411	14,248

Net operating income (loss)	17,659	498	98	—	18,255	14,215	427	69	—	14,711
Nonoperating expenses(1)	13,254	(10)	—	—	13,244	14,603	—	—	—	14,603
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	4,405	508	98	—	5,011	(388)	427	69	—	108
Equity in earnings of unconsolidated entities	(26)	—	—	—	(26)	(108)	67	—	—	(41)

Income (loss) before taxes, minority interest and discontinued operations(2)	$4,379	$508	$98	$—	$4,985	$(496)	$494	$69	$—	$67

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles:

	2008	2007

Net income before taxes, minority interest and discontinued operations for reportable segments	4,985	67
Other unallocated corporate expenses	(1,611)	(2,047)

Net income (loss) before taxes, minority interest and discontinued operations	$3,374	$(1,980)

Student housing leasing
Student housing operating statistics for all owned and operated properties for the three months ended June 30, 2008 and 2007 were as follows:

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2008	2007(8)	Difference
Occupancy
Physical (1)	88.5%	91.0%	-2.5%
Economic (2)	91.6%	94.9%	-3.3%
NARPAB (3)	$344	$350	$(6)
Other income per avail. bed (4)	$21	$27	$(6)
RevPAB (5)	$365	$377	$(12)
Operating expense per bed (6)	$179	$169	$10
Operating margin	51.0%	55.3%	-4.3%
Design Beds (7)	73,393	55,713	17,680

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NARPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expenses excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for the three months ended June 30, 2008 due to the termination of the lease with Place Properties (see Note 2 in the condensed consolidated financial statements).

(8)	This information excludes property information related to Tharpe (discontinued operations).
Total revenue in the student housing leasing segment was $32,347 for the three months ended June 30, 2008. This represents an increase of $7,360 or 29.5% from the same period in 2007. Student housing leasing revenue increased 27.5%, contributing to $5,775 of the overall increase. As a result of the lease termination on February 1, 2008 (see Note 2 in the condensed consolidated financial statements) the Trust recognized a full quarter of operating results for the Place Portfolio, contributing $5,427 or 25.8% to the growth in student housing leasing revenue. The remaining $343 of growth relates to a 1.6% increase in same community revenue, which was driven by an approximate 3.4% improvement in rates, offset by a 130 basis point decline in occupancies and a 0.5% decline in other student housing ancillary income. Other leasing revenue, related to the Place Portfolio lease, increased $1,566 as a result of the $5,000 termination fee recognized in the period compared to $3,434 of recurring lease revenue in 2007.
Operating expenses in the student housing leasing segment increased $3,975 or 37.1% to $14,688 for the three months ended June 30, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $3,744 or 39.8% over the prior year, with an increase of $2,922 or 31.1% attributable to operating expenses associated with taking over the Place Portfolio as discussed above. Same community operating expenses grew 8.0% contributing to $751 of the growth. The increase in same community operating expenses was mainly driven by the following increases: $110 in marketing costs, as a result of softening leasing markets at several communities, $240 in payroll and related expenses, as a result of lower staff turnover in 2008 and workers’ compensation insurance refunds received in 2007, $100 in general and administrative expenses, mainly due to higher bad debt and credit card processing costs, $90 in utilities costs, $170 in maintenance and repairs costs, mostly due to higher HVAC costs in the Florida markets and several one-time repair events, and $96 in turn expenses, related to communities taking advantage of opportunities to turn units ahead of our main turn period in August. These increases were offset by a decrease in insurance costs of $154 as a result of better negotiated rates for 2008.
The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 2.5%, a decline in RevPAB of 3.2% and a decline in margins of 430 basis points. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of adding the Place Portfolio, whose underlying economics are currently different from our existing portfolio. For the three months ended June 30, 2008, the Place Portfolio had an average physical occupancy of 84.7%, RevPAB of $307, and operating margins of 46.3% compared to 89.7%, $383, and 52.5% respectively on a same community basis.
Nonoperating expenses decreased $1,349 to $13,254 for the three months ended June 30, 2008, as compared to same period in 2007. This decrease was primarily driven by a $715 decline in depreciation expense due to fully depreciated assets that remain in service and a $667 decline in interest expense. Interest expense declined primarily as a result of lower average debt balances and lower interest rates in the second quarter of 2008 compared to the same quarter of 2007. Additionally, interest in the amount of $172 was capitalized in the second quarter of 2008 related to ongoing development projects.
Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the three months ended June 30, 2008 equity in earnings was a loss of $26 compared to a loss of $108 in the prior year. The improvement comes from the addition of our investment in a new community in Greensboro, NC as well as better results from the other three existing investments.
Third-party development consulting services
Third-party development consulting services revenue increased $197 or 19.2% to $1,221 for the three months ended June 30, 2008, as compared to the same period in 2007. Fees recognized for West Chester University of Pennsylvania of $302 and Indiana University of Pennsylvania Phase III of $140, both of which were initiated during 2008, the increase in fees recognized for Indiana University of Pennsylvania Phase II of $218 and Slippery Rock Phase II, primarily related to participation in cost savings of $131, all contributed to the increase. The increase was offset by a decline in revenue for Indiana University of Pennsylvania Phase I of $196 and University of Alabama, Tuscaloosa of $440 due to project completion.
Equity in earnings of unconsolidated entities in the third-party development consulting services segment decreased $67 from the prior year to zero. There were two joint ventures with active development projects during the second quarter of 2007, and none in 2008, which reflects the Trust’s desire to provide development services directly and not through joint venture arrangements.
General and administrative costs in the third-party development consulting services segment increased $126 to $723 for the three months ended June 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing and related costs and corporate overhead costs allocated to the segment to support the growing revenue.
Nonoperating expenses included $10 of interest income primarily related to the Trust fronting predevelopment costs under a predevelopment agreement for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.
Management services
Total third-party management services revenue increased by $401 or 27.1% to $1,879 for the three months ended June 30, 2008, as compared to the same period in 2007. Growth in our owned portfolio period over period, as discussed under student housing leasing above, contributed $231 of the increase by way of intersegment revenue, while third-party management fee revenue increased $111 or 15.4% to $832 for the three months ended June 30, 2008. The addition of six new management contracts since the second quarter of 2007, including the addition of two new contracts during the second quarter of 2008, contributed to 10.7% of the growth. In addition our management company achieved an 8.4% growth year over year in fees from existing contracts. Both of these increases more than offset a decline in revenue related to a contract the Trust exited in the third quarter of 2007.
General and administrative costs for our third-party management services segment increased $313 to $1,781 for the three months ended June 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing to support the growing revenue.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended June 30, 2008, unallocated corporate expenses were $1,611, a decrease of $436 or 21.3% over the prior year. The majority of this decrease is due to an increase in interest income of $164, primarily related to an intercompany loan, a decrease in interest expense of $48, resulting from lower average debt balances and lower interest rates, and a decrease in deferred financing costs of $199 related to the write-off of deferred financing fees associated with the Term Loan that was repaid in the second quarter of 2007.
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
The following table presents a reconciliation of our FFO available to our shareholders and unitholders to our net income (loss) for the six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$3,318	$194	$4,207	$(297)
Less gain on sale of student housing property, net of minority interest	—	(1,579)	—	(1,579)
Plus loss on sale of student housing assets	—	—	512	—
Plus student housing property depreciation and amortization of lease intangibles	7,094	7,811	14,545	15,809
Plus equity portion of real estate depreciation and amortization on equity investees	123	92	248	190
Plus depreciation and amortization of discontinued operations	—	242	—	711
Plus minority interest	74	(105)	171	31

Funds from operations	$10,609	$6,655	$19,683	$14,865

Liquidity and Capital Resources
Revolving credit facility and other indebtedness
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. At June 30, 2008, there was $34,700 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (4.78% at June 30, 2008).
Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of June 30, 2008, our borrowing base availability was $53,691. We do, however, have additional unmortgaged properties that can be pledged against the line to increase total availability to $100,000.
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
On March 3, 2008, mortgage debt in the amount of $22,977, secured by the student housing community referred to as University Towers, bearing interest at an effective rate of 5.48%, matured and was repaid by the Trust with additional borrowings on the Amended Revolver. On June 27, 2008, the Trust refinanced the debt with a $25,000, interest only, fixed rate mortgage bearing interest at 5.99% through June 30, 2013. After the initial maturity, the Trust has the option to extend the loan for 12 months with principal and interest equal to LIBOR plus a 250 basis point margin per annum being repaid on a monthly basis. Subsequent to June 30, 2008, the Trust used the proceeds from the refinancing to pay down the Amended Revolver.
Liquidity outlook and capital requirements
At June 30, 2008, we had $27,322 of cash, an increase of $23,288 from December 31, 2007. As mentioned above, the refinancing of the University Towers mortgage debt, that had previously been repaid using the Amended Revolver, created $25,000 in cash at quarter end which was subsequently used to pay down the Amended Revolver. During the six months ended June 30, 2008, we generated

$21,500 of cash from operations, received $2,578 of proceeds from the sale of the land and parking garage at our University Towers property, and drew $4,712 on the construction loan related to the company owned development in Carbondale Illinois. In addition to funding working capital and capital expenditure needs, this allowed us to invest $11,409 in new developments and distribute $12,274 to our shareholders and unitholders.
Our current liquidity needs include funds for distributions to our shareholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. Distributions for the six months ended June 30, 2008 totaled $12,274 or $0.41 per weighted average share/unit compared to cash provided by operations of $21,500 or $0.72 per weighted average share/unit for the same period. Excluding the $5,800 in lease termination revenue recognized during the six months ended June 30, 2008, cash provided by operations was $15,700 or $0.53 per weighted average share/unit. Distributions for the six months ended June 30, 2007 totaled $11,893 or $0.41 per weighted average share/unit compared to cash provided by operations of $13,025 or $0.45 per weighted average share/unit for the same period. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including our credit facility, public capital markets as well as private sources of capital. To the extent that we are unable to maintain our Amended Revolver or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.
Based on our closing share price of $11.65 on June 30, 2008 on the New York Stock Exchange, our total enterprise value was $804,173. With total debt outstanding on June 30, 2008 of $458,914, our debt to total enterprise value ratio was 57.1%. We believe our capital structure and current FFO and distribution targets, along with availability under our $100,000 Amended Revolver, leaves us with sufficient liquidity and access to financing to fund current working capital needs and make future student housing investments.
We intend to invest in additional properties only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions with working capital and borrowings under first mortgage, property secured debt or our $100,000 Amended Revolver. We intend to finance property acquisitions and self development projects over the longer term with the proceeds from additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units of our Operating Partnership. There can be no assurance, however, that such financing will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.
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
In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We plan to open the Trust’s first wholly owned, self-developed property in August of 2008 servicing Southern Illinois University. At June

30, 2008, costs totaling $1,197 have been capitalized related to other projects currently in the development phase. As opposed to our third party development services all risk, exposure and capital requirements for these developments remain with the Trust.
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
In 2009, $285,049 or 67.2% of the Trust’s mortgage debt reaches maturity. Based on current activity in the debt markets and managements initial review of refinancing options, we do not see any issues surrounding the coming refinancing needs; however, there is no way to predict future market conditions.
Commitments and Contractual obligations
The following table summarizes our contractual obligations as of June 30, 2008:

	Less than	1-3	3-5	After 5
	1 Year	Years	Years	Years	Total

Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$1,716	$285,980	$70,930	$65,587	$424,213
Contractual Interest Obligations(2)	15,838	27,377	13,039	3,694	59,948
Operating Lease and Future Purchase Obligations (3)	1,680	6,047	949	461	9,137
Capital Reserve Obligations(4)	1,404	2,395	421	182	4,402

Total	$20,638	$321,799	$85,339	$69,924	$497,700

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties. The first mortgage debt does not include $1,410 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
At June 30, 2008, the outstanding mortgage and construction debt had a weighted average interest rate of 5.84% and carried a weighted average term to maturity of 2.3 years.
As of June 30, 2008, fourteen of our properties were unencumbered by mortgage debt. Six of these fourteen properties have, however, been pledged as collateral against any borrowing under our $100,000 Amended Revolver.

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
On July 10, 2008 our board of directors declared a second quarter distribution of $0.205 per share of common stock for the quarter ending on June 30, 2008. The distribution is payable on August 15, 2008 to stockholders of record at the close of business on July 31, 2008.
Off-Balance Sheet Arrangements
As discussed in Note 3 to the condensed consolidated financial statements, we hold investments in unconsolidated entities. Three of these unconsolidated entities have third party mortgage indebtedness totaling $88,387 at June 30, 2008. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The LLC received a 90 day waiver from the construction debt lender related to a technical default that occurred in March 2008, as a result of liens filed on the property. Subsequently, the waiver was extended through September 15, 2008.
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
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common shareholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2008, we had fixed rate debt of $419,501. Holding other variables constant a 100 basis point increase in interest rates would cause a $8,204 decline in the fair value of our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $8,546 increase in the fair value of our fixed rate debt. At June 30, 2008, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.86% and a weighted average term to maturity of 2.28 years.
At June 30, 2008, we also had $34,700 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. At June 30, 2008, we had a $4,712 construction loan related to the development of a wholly owned student apartment community near Southern Illinois University (see note 7 of the condensed consolidated financial statements). The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through July 21, 2010. Commencing with the quarter ended June 30, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until June 14, 2012, with principal and interest being repaid on a monthly basis.
At June 30, 2008, 91.4% of the Trust’s outstanding debt was subject to fixed rates. In the future, we may draw down on the Amended Revolver, and we may use derivative financial instruments to manage, or hedge, interest rate risks related to such a variable rate borrowing. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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
Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2008, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).
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
The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, as amended, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of June 30, 2008, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2007, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     On May 20, 2008, we held our 2008 annual meeting of stockholders at the Trust’s corporate headquarters in Memphis, Tennessee. During the meeting, our stockholders voted on the following two proposals:
Proposal 1:
     Director nominees Paul O. Bower, Monte J. Barrow, William J. Cahill, III, John L. Ford and Wendell W. Weakley were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	For	Withheld
Paul O. Bower	23,787,946.64	546,251.62
Monte J. Barrow	23,964,390.64	387,807.62
William J. Cahill, III	23,957,148.24	395,050.03
John L. Ford	23,965,979.64	386,218.62
Wendell W. Weakley	23,964,212.64	387,985.62
Proposal 2:
     Deloitte & Touche LLP was ratified as the Trust’s independent registered public accounting firm for the 2008 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

For	Against	Broker Non-Votes
24,291,349.68	37,974.59	0

Item 5.	Other Information.
     None.

Item 6.	Exhibits.
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.
Date: July 31, 2008	By	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: July 31, 2008	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: July 31, 2008	By	/s/ J. Drew Koester
J. Drew Koester
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

3.2	Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

4.1
Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-119264), filed on January 24, 2005.)

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

10.1	First Amendment to the Amended and Restated Limited Liability Company Agreement of Education Realty Limited Partner, LLC, dated June 11, 2008.

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP, dated June 11, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.