Form 10-Q
period 2008-09-30
Education Realty Trust, Inc.
filed 2008-11-04
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, the latest practicable date, the Registrant had outstanding 28,514,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

Page
PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	45

Signatures	46

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$736,729	$732,979
Assets under development	2,883	5,675
Corporate office furniture, net	1,498	1,693
Cash and cash equivalents	2,756	4,034
Restricted cash	10,326	8,188
Student contracts receivable, net	515	329
Receivable from affiliate	41	18
Management fee receivable from third party	451	606
Goodwill and other intangibles, net	3,508	3,531
Other assets	10,523	10,407

Total assets	$769,230	$767,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$429,013	$420,940
Revolving line of credit	18,600	11,500
Accounts payable and accrued expenses	15,415	11,092
Accounts payable to affiliate	1	60
Deferred revenue	13,398	7,928

Total liabilities	476,427	451,520

Minority interest	14,998	18,121

Commitments and contingencies (see Note 6)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,466,849 and 28,431,855 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	285	284
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	314,006	330,969
Accumulated deficit	(36,486)	(33,434)

Total stockholders’ equity	277,805	297,819

Total liabilities and stockholders’ equity	$769,230	$767,460

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Revenues:
Student housing leasing revenue	$77,829	$62,381
Student housing food service revenue	1,804	1,744
Other leasing revenue	6,945	10,377
Third-party development services	6,224	3,354
Third-party management services	2,677	2,447
Operating expense reimbursements	8,192	7,055

Total revenues	103,671	87,358

Operating expenses:
Student housing leasing operations	43,064	31,227
Student housing food service operations	1,728	1,683
General and administrative	11,867	10,789
Depreciation and amortization	21,896	24,009
Reimbursable operating expenses	8,192	7,055

Total operating expenses	86,747	74,763

Operating income	16,924	12,595

Nonoperating expenses:
Interest expense	18,556	20,676
Amortization of deferred financing costs	740	792
Loss on early repayment of debt	—	174
Interest income	(267)	(353)

Total nonoperating expenses	19,029	21,289
Loss before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	(2,105)	(8,694)
Equity in earnings (losses) of unconsolidated entities	(223)	(245)

Loss before income taxes, minority interest and discontinued operations	(2,328)	(8,939)
Income tax expense (benefit)	882	(103)

Net loss before minority interest and discontinued operations	(3,210)	(8,836)
Minority interest	(158)	(341)

Loss from continuing operations	(3,052)	(8,495)

Discontinued operations:
Income from discontinued operations, net of minority interest of $35	—	817
Gain on sale of student housing property, net of minority interest of $65	—	1,579

Income from discontinued operations	—	2,396

Net loss	$(3,052)	$(6,099)

Earnings per share information
Income (loss) per share — basic and diluted:
Continuing operations	$(0.11)	$(0.30)
Discontinued operations	—	0.08

Net loss per share	$(0.11)	$(0.22)

Weighted average common shares outstanding — basic and diluted	28,450,470	27,869,054

Distributions per common share	$0.6150	$0.6150

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007
Revenues:
Student housing leasing revenue	$24,671	$19,378
Student housing food service revenue	608	642
Other leasing revenue	—	3,509
Third-party development services	3,216	1,287
Third-party management services	870	844
Operating expense reimbursements	3,052	2,672

Total revenues	32,417	28,332

Operating expenses:
Student housing leasing operations	17,833	12,803
Student housing food service operations	600	611
General and administrative	4,017	3,739
Depreciation and amortization	7,079	8,005
Reimbursable operating expenses	3,052	2,672

Total operating expenses	32,581	27,830

Operating income (loss)	(164)	502

Nonoperating expenses:
Interest expense	6,343	6,290
Amortization of deferred financing costs	253	244
Interest income	(77)	(102)

Total nonoperating expenses	6,519	6,432

Loss before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	(6,683)	(5,930)
Equity in earnings (losses) of unconsolidated entities	(196)	(247)

Loss before income taxes, minority interest and discontinued operations	(6,879)	(6,177)
Income tax expense (benefit)	709	(54)

Net loss before minority interest and discontinued operations	(7,588)	(6,123)
Minority interest	(329)	(337)

Loss from continuing operations	(7,259)	(5,786)
Loss from discontinued operations, net of minority interest of $(13)	—	(16)

Net loss	$(7,259)	$(5,802)

Earnings per share information
Loss per share — basic and diluted:
Continuing operations	$(0.26)	$(0.20)
Discontinued operations	—	—

Net loss per share	$(0.26)	$(0.20)

Weighted average common shares outstanding — basic and diluted	28,462,349	28,418,349

Distributions per common share	$0.2050	$0.2050

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Operating activities:
Net loss	$(3,052)	$(6,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,896	24,009
Depreciation included in discontinued operations	—	711
Deferred taxes	(439)	(631)
Loss on disposal of assets	519	—
Gain on sale of student housing property	—	(1,644)
Loss on early repayment of debt	—	138
Amortization of deferred financing costs	740	792
Amortization of unamortized debt premiums/discounts	(366)	(407)
Distributions of earnings from unconsolidated entities	192	339
Noncash compensation expense related to PIUs and restricted stock	597	593
Equity in earnings (losses) of unconsolidated entities	223	245
Minority interest in continuing operations	(158)	(341)
Minority interest in discontinued operations	—	100
Change in operating assets and liabilities (net of student housing acquisitions/disposals)	9,747	5,270

Net cash provided by operating activities	29,899	23,075

Investing activities:
Purchase of corporate furniture and fixtures	(177)	(1,380)
Restricted cash	(2,138)	(380)
Investment in student housing properties	(14,032)	(6,093)
Proceeds from sale of assets	2,578	—
Insurance proceeds received from property damage	387	—
Proceeds from sale of student housing properties	—	48,942
Investment in assets under development	(13,095)	(2,457)
Investment in joint ventures	(374)	(178)

Net cash provided by (used in) investing activities	(26,851)	38,454

Financing activities:
Payment of mortgage notes	(25,599)	(59,204)
Borrowings of mortgage notes and construction loan	34,039	57,800
Repayment of term loan	—	(47,000)
Borrowing (repayment) of line of credit, net	7,100	(20,200)
Debt issuance costs	(230)	(549)
Proceeds from issuance of common stock	—	22,428
Dividends and distributions paid	(19,636)	(18,060)

Net cash used in financing activities	(4,326)	(64,785)

Net decrease in cash and cash equivalents	(1,278)	(3,256)
Cash and cash equivalents, beginning of period	4,034	6,427

Cash and cash equivalents, end of period	$2,756	$3,171

See accompanying notes to the condensed consolidated financial statements.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$19,379	$20,965

Income taxes paid	$177	$632

Supplemental disclosure of noncash activities:
Warrants expired	$—	$375
Redemption of minority interest from unit holder	893	—
Common stock issued under the dividend reinvestment plan	—	78
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
The Trust operates primarily through a majority-owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership owns, directly or indirectly, interests in student housing communities located near major universities in the United States.
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
The Trust is subject to the risks involved with the ownership and operation of residential real estate near major universities throughout the United States. The risks include, among others, those normally associated with changes in the demand for housing by students at the related universities, competition for tenants, creditworthiness of tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.
2. Summary of significant accounting policies
Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying condensed consolidated financial statements represent the assets and liabilities and operating results of the Trust and its majority owned subsidiaries.
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
Interim financial information
The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended, filed with the Securities and Exchange Commission (the “SEC”).

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of student housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with student property acquisitions and in the recording of the allowance for doubtful accounts. Actual results could differ significantly from those estimates.
Cash and cash equivalents
All highly liquid-investments and cash equivalents with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the FDIC insured amounts.
Restricted cash
Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest, and to fund capital improvements.
Distributions
The Trust currently pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board of Directors based on the operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board of Directors deems relevant.
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
Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.
Management assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. As of September 30, 2008, management determined that no indicators of impairment existed.

Certain student housing properties may be classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. No impairment loss on student housing properties held for sale was recognized in the accompanying condensed consolidated financial statements.
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
Income taxes
The Trust qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust is generally not subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.

The Trust has elected to treat its management company, AOES, as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities which includes development through the subsidiary AODC. The Trust follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.
The Trust adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with the adoption having no impact on the Trust’s consolidated financial statements. The Trust had no unrecognized tax benefits as of September 30, 2008 and 2007. As of September 30, 2008, the Trust does not expect to record any unrecognized tax benefits. The Trust, or its subsidiaries, file income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. As of September 30, 2008, open tax years generally include tax years 2004-2007. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. At September 30, 2008, the Trust had no interest or penalties recorded related to unrecognized tax benefits.
Earnings per share
The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At September 30, 2008, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership units	913,738
University Towers Operating Partnership units	207,257
Restricted Stock (unvested shares)	48,117
Profits Interest Units	282,500

Total potentially dilutive securities	1,451,612

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for all periods presented, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.
Goodwill and other intangible assets
The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The carrying value of goodwill was $3,458 at September 30, 2008 and December 31, 2007. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.
Minority interests
Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each month.
Comprehensive Income
The Trust follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components. For all periods presented, comprehensive income (loss) is equal to net income (loss).

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
Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing properties and includes revenues from leasing apartments by the bed, parking lot rentals, and providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by nonrefundable application and service fees and a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts, except as noted below, related to other leasing revenue. At certain student housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
Student housing food service revenue — The Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester, and the related revenue is recognized on a straight-line basis over the corresponding semester.
Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006. Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008. In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $5,800 which was recognized during the nine months ended September 30, 2008. Furthermore, Place will be required to provide additional consideration, not to exceed $200, due to a shortfall between the projected gross rentals of one specific student housing property for the 2008/2009 lease year and $3,164.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Trust’s consolidated financial condition or results of operations as the Trust elected not to apply the fair value option to any of its financial assets or liabilities.
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
3. Investments in unconsolidated entities
As of September 30, 2008, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:
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
The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the nine months ended September 30, 2008 and 2007:

	2008	2007
Results of Operations:
Revenues	$11,744	$8,871
Net loss	(2,107)	(3,590)
Equity in earnings (losses) of unconsolidated entities	$(223)	$(245)
These entities provide development consulting services to third party student housing owners in an agency capacity, provide food services to student housing communities which are managed by the Trust or own student housing communities which are managed by the Trust. As of September 30, 2008 and December 31, 2007, the Trust’s investment in unconsolidated entities totaled $2,630 and $2,671, respectively.
4. Debt
Revolving credit facility
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009. The Operating Partnership may extend the maturity date for one year subject to certain conditions. At September 30, 2008, there was $18,600 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (5.25% at September 30, 2008).
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
The Trust is prohibited from making distributions that exceed $1.20 per share unless, prior to and after giving effect to such action, the total leverage ratio is less than or equal to 60%. The amount of restricted payments permitted may be increased as long as either of the following conditions is met: (a) after giving effect to the increased restricted payment, the total leverage ratio shall remain less than or equal to 60%; or (b) the increased restricted payment, when considered along with all other restricted payments for the last three quarters, does not exceed 95% of funds from operations for the applicable period.
On March 3, 2008, mortgage debt in the amount of $22,977, secured by the student housing community referred to as University Towers, bearing interest at an effective rate of 5.48%, matured and was repaid by the Trust with additional borrowings on the Amended Revolver. On June 27, 2008, the Trust refinanced the debt with a $25,000, interest only, fixed-rate mortgage bearing interest at 5.99% through June 30, 2013. After the initial maturity, the Trust has the option to extend the loan for 12 months with principal and interest equal to LIBOR plus a 250 basis point margin per annum being repaid on a monthly basis. In connection with the refinancing, the Trust incurred $229 of financing costs. The Trust used the net proceeds from the refinancing to pay down the Amended Revolver.
Mortgage and construction debt
At September 30, 2008, the Trust had outstanding mortgage indebtedness of $419,974 (net of unamortized debt premium of $1,306).
During the nine months ended September 30, 2008, the Trust borrowed $8,848 (outstanding at September 30, 2008), out of an available $11,000 construction loan, related to the development of a wholly owned student apartment community near Southern Illinois University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through July 21, 2010. Commencing with the quarter ended June 30, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until June 14, 2012, with principal and interest being repaid on a monthly basis.
On September 1, 2008, the Trust borrowed $191 (outstanding at September 30, 2008), out of an available $14,300 construction loan, related to the development of a wholly owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.
The scheduled maturities of outstanding mortgage and construction indebtedness at September 30, 2008 are as follows:

Fiscal Year Ending
2008 (3 months ending December 31, 2008)	$883
2009	285,049
2010	948
2011	1,074
2012	73,978
Thereafter	65,775

Total	427,707
Unamortized debt premium/discounts	1,306

Outstanding at September 30, 2008, net of unamortized premiums/discounts	$429,013

At September 30, 2008, the outstanding mortgage and construction debt had a weighted average interest rate of 5.81% and carried a weighted average term to maturity of 2.1 years.

5. Segments
Business segments are defined by their distinct customer base and service provided. Three reportable segments have been identified: student housing leasing, third-party development consulting services and management services. Management evaluates each segment’s performance based on pretax income and net operating income, which is defined as income before depreciation, amortization, interest expense, interest income and equity in earnings of unconsolidated entities. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. Intercompany fees are reflected at the contractually stipulated amounts. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table represents segment information for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008					Nine Months Ended September 30, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$77,829	$—	$—	$—	$77,829	$62,381	$—	$—	$—	$62,381
Student housing food service revenue	1,804	—	—	—	1,804	1,744	—	—	—	1,744
Other leasing revenue	6,945	—	—	—	6,945	10,377	—	—	—	10,377
Third-party development consulting services	—	6,224	—	—	6,224	—	3,354	—	—	3,354
Third-party management services	—	—	2,677	—	2,677	—	—	2,447	—	2,447
Intersegment revenues	—	187	3,169	(3,356)	—	—	—	2,545	(2,545)	—

Operating expense reimbursements	—	—	—	8,192	8,192	—	—	—	7,055	7,055

Total revenues	86,578	6,411	5,846	4,836	103,671	74,502	3,354	4,992	4,510	87,358

Operating expenses:

Student housing leasing operations	43,064	—	—	—	43,064	31,227	—	—	—	31,227
Student housing food service operations	1,728	—	—	—	1,728	1,683	—	—	—	1,683
General and administrative	3	2,521	5,476	(277)	7,723	102	1,985	4,976	—	7,063
Intersegment expenses	3,169	—	—	(3,169)	—	2,545	—	—	(2,545)	—
Reimbursable operating expenses	—	—	—	8,192	8,192	—	—	—	7,055	7,055

Total operating expenses	47,964	2,,521	5,476	4,746	60,707	35,557	1,985	4,976	4,510	47,028

Net operating income	38,614	3,,890	370	90	42,964	38,945	1,369	16	—	40,330
Nonoperating expenses(1)	40,041	(45)	—	—	39,996	43,803	—	—	—	43,803
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	(1,427)	3,935	370	90	2,968	(4,858)	1,369	16	—	(3,473)
Equity in earnings (losses) of unconsolidated entities	(221)	(2)	—	—	(223)	(466)	221	—	—	(245)

Income (loss) before taxes, minority interest and discontinued operations(2)	$(1,648)	$3,933	$370	$90	$2,745	$(5,324)	$1,590	$16	$—	$(3,718)

Total segment assets, as of September 30, 2008 and December 31, 2007	$756,393	$3,304	$5,514	$—	$765,211	$751,086	$4,528	$6,505	$—	$762,119

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income before income (loss) taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations for the nine months ended September 30:

	2008	2007

Net income (loss) before income taxes, minority interest and discontinued operations for reportable segments	$2,745	$(3,718)
Other unallocated corporate expenses	(5,073)	(5,221)

Net loss before income taxes, minority interest and discontinued operations	$(2,328)	$(8,939)

The following table represents segment information for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008					Three Months Ended September 30, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$24,671	$—	$—	$—	$24,671	$19,378	$—	$—	$—	$19,378
Student housing food service revenue	608	—	—	—	608	642	—	—	—	642
Other leasing revenue	—	—	—	—	—	3,509	—	—	—	3,509
Third-party development consulting services	—	3,216	—	—	3,216	—	1,287	—	—	1,287
Third-party management services	—	—	870	—	870	—	—	844	—	844
Intersegment revenues	—	187	1,080	(1,267)	—	—	—	851	(851)	—

Operating expense reimbursements	—	—	—	3,052	3,052	—	—	—	2,672	2,672

Total revenues	25,279	3,403	1,950	1,785	32,417	23,529	1,287	1,695	1,821	28,332

Operating expenses:

Student housing leasing operations	17,833	—	—	—	17,833	12,803	—	—	—	12,803
Student housing food service operations	600	—	—	—	600	611	—	—	—	611
General and administrative	—	866	1,897	(76)	2,687	16	714	1,629	—	2,359
Intersegment expenses	1,080	—	—	(1,080)	—	851	—	—	(851)	—
Reimbursable operating expenses	—	—	—	3,052	3,052	—	—	—	2,672	2,672

Total operating expenses	19,513	866	1,897	1,896	24,172	14,281	714	1,629	1,821	18,445

Net operating income	5,766	2,537	53	(111)	8,245	9,248	573	66	—	9,887
Nonoperating expenses(1)	13,143	(4)	—	—	13,139	14,041	—	—	—	14,041
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	(7,377)	2,541	53	(111)	(4,894)	(4,793)	573	66	—	(4,154)
Equity in earnings (losses) of unconsolidated entities	(195)	(1)	—	—	(196)	(261)	14	—	—	(247)

Income (loss) before taxes, minority interest and discontinued operations(2)	$(7,572)	$2,540	$53	$(111)	$(5,090)	$(5,054)	$587	$66	$—	$(4,401)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to the Trust’s consolidated net loss before income taxes, minority interest and discontinued operations for the three months ended September 30:

	2008	2007

Net loss before income taxes, minority interest and discontinued operations for reportable segments	$(5,090)	$(4,401)
Other unallocated corporate expenses	(1,789)	(1,776)

Net loss before income taxes, minority interest and discontinued operations	$(6,879)	$(6,177)

6. Commitments and contingencies
In connection with one of the Trust’s student housing portfolio acquisitions, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988 related to one of its student housing properties. In October 2002, the investigations were delayed for an undetermined period of time and, therefore, have not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2008 and is secured by the Operating Partnership’s existing revolving credit facility.
On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The debt matures on May 10, 2009 with the option of extending the maturity date to May 10, 2011. Construction was completed and the student housing community occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,200 at September 30, 2008. In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845. The note was interest only through December 31, 2007 and accrued interest at 10% per annum. On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On the maturity date, all unpaid principal and interest are due in full. As of September 30, 2008, the note has an outstanding balance of $837 and is subordinated to the construction debt held by the LLC discussed above. The balance is reflected in other assets in the accompanying condensed consolidated balance sheet.
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
Under the terms of the University Towers Partnership agreement, so long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, the Trust has agreed to maintain certain minimum amounts of debt on the property to avoid triggering gain to the contributing owners. If the Trust fails to do this, the Trust must repay the contributing owners the amount of taxes they incur.
After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf. The Trust will, at the same time, enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. At September 30, 2008, the Trust has recorded $246 of reimbursable predevelopment costs which are reflected in other assets in the accompanying condensed consolidated balance sheet.
The Trust also has various operating lease commitments for corporate office space, furniture and technology equipment.

7. Acquisition of real estate investments
On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,098 in order to develop a wholly owned student apartment community near Southern Illinois University. Since the acquisition, the Trust has incurred an additional $14,789 in costs to develop the community. During the nine months ended September 30, 2008, the Trust capitalized $387 of interest cost related to the development. Furthermore, the first phase of the development opened in August of 2008 and these assets have been reclassified from assets under development to student housing properties in the accompanying condensed consolidated balance sheet.
During the quarter ended September 30, 2008, the Trust began development of a wholly owned student apartment community located on the campus of Syracuse University. The Trust will own and manage the community under a long-term ground lease from Syracuse University. As of September 30, 2008, the Trust has incurred $2,105 in costs to develop the community and capitalized $22 of interest costs related to the development.
In addition, as of September 30, 2008, the Trust has capitalized an additional $778 of predevelopment costs related to other developments. All costs related to the development of student apartment communities are classified as assets under development in the accompanying condensed consolidated balance sheet.
8. Disposition of real estate investments and discontinued operations
During the nine months ended September 30, 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash valued at $2,616 in exchange for the parking garage and land. The loss on the sale is included in student housing leasing operations expense in the accompanying condensed consolidated statement of operations. The Trust subsequently entered into a 40 year ground lease.
There were no discontinued operations for the nine months ended September 30, 2008. The following table summarizes income from discontinued operations, net of minority interest, for the nine months ended September 30, 2007, related to the sale of the Village on Tharpe that occurred on June 5, 2007:

2007
Student housing leasing revenue	$2,692
Student housing leasing operating expenses	(1,129)
Depreciation and amortization	(711)
Minority interest	(35)

Income from discontinued operations (net of minority interest)	$817

Gain on sale of student housing property	$1,644
Minority interest	(65)

Gain on sale of student housing property (net of minority interest)	$1,579

9. Incentive plan
The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and profits interest units to employees, directors and other key persons providing services to the Trust. The Trust has reserved 800,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares. During each of the nine months ended September 30, 2008 and 2007, the Trust issued 4,000 fully vested shares of common stock to an executive officer and 4,000 fully vested shares of common stock, collectively, to its independent directors pursuant to the Plan.
A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At September 30, 2008 and December 31, 2007, unearned compensation totaled $808 and $1,261, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2008 and 2007, compensation expense of $453 was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

In addition to restricted stock, the Trust has primarily issued profits interest units, or PIUs, under the Plan. PIUs are awarded in the form of units in a limited liability company controlled by the Trust that holds profits interests units in the Operating Partnership. Each PIU will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the expected treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of partnership units and/or the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for vested PIUs will be less than the value of an equal number of shares of partnership units and/or the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as minority interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership. PIUs are typically vested upon issuance.
A summary of incentive plan activity for the nine months ended September 30, 2008 is as follows:

		Stock
	PIU’s	Awards (1)	Total
Outstanding at December 31, 2007	277,500	200,000	477,500
Granted	2,500	4,000	6,500
Forfeited	(2,500)	—	(2,500)

Outstanding at March 31, 2008	277,500	204,000	481,500

Granted	—	4,000	4,000
Forfeited	(2,500)	—	(2,500)

Outstanding at June 30, 2008	275,000	208,000	483,000

Granted	7,500	—	7,500
Forfeited	—	—	—

Outstanding at September 30, 2008	282,500	208,000	490,500

Vested at September 30, 2008	282,500	159,883	442,383

(1)	Includes restricted stock awards.
Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2008 and 2007 was approximately $597 and $593, respectively.
10. Subsequent events
On October 7, 2008, our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ending on September 30, 2008. The distribution is payable on November 17, 2008 to stockholders of record at the close of business on October 31, 2008.
The Trust received notice of termination related to the management of a five property portfolio in Michigan. The owner chose to take the management in-house and terminated the management agreement with the Trust effective October 8, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share data)
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as amended, and the “Part II, Item IA. Risk Factors” below and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
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
We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through Allen & O’Hara Educational Services, Inc. (AOES) and Allen & O’Hara Development Company, LLC (AODC), respectively. While we manage 100% of the properties we own, we will not recognize any fee income from their management on a consolidated basis. We have elected to be taxed as a REIT for federal income tax purposes.
Our Business Segments
We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and third-party development consulting services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, interest income, equity in earnings of unconsolidated entities and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Intercompany fees are reflected at the contractually stipulated amounts.
Student Housing Leasing
Student housing leasing revenue represented approximately 87.6% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2008. Our revenue related to food service operations is included in this segment. Additionally, for all of 2007 and the first month of 2008, this segment included other leasing revenue related to the Place lease which was terminated on February 1, 2008.

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
The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2008 and 2007, approximately 69.3% and 68.5%, respectively, of our leased beds were to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in February and ends in August of each year. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.
Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn we incur significant expenses, which we recognize immediately, making our units ready for occupancy. This lease Turn period results in seasonality in our operating results during the third quarter of each year.
In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. During the third quarter of 2008, we opened the Trust’s first wholly owned, self-developed property servicing Southern Illinois University.
Management Services
Revenue from our management services, excluding operating expense reimbursements, represented approximately 5.9% of our revenue for the nine months ended September 30, 2008. These revenues are typically derived from multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.
Third-Party Development Consulting Services
Revenue from our third-party development consulting services, excluding operating expense reimbursements, represented approximately 6.5% of our revenue for the nine months ended September 30, 2008. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also, at times, we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project specific costs.

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
Trends and Outlook
Rents and Occupancy
We expect the general trend of limited on-campus housing availability to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. For the nine months ended September 30, 2008, same-community revenue per available bed increased to $379 and same-community physical occupancy decreased to 91.9% compared to revenue per available bed of $373 and physical occupancy of 92.6% for the nine months ended September 30, 2007. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages, and, at times, an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.
On a same-community basis, the 2008-2009 lease year opened with an average rate growth of 5.1% and an occupancy decline of approximately 0.8%, excluding three communities in the currently challenging markets of Kalamazoo, Michigan, Gainesville, Florida, and Oxford, Mississippi. These three properties have faced significant new supply in their respective markets while enrollment at each school is flat or declining. We will continue to focus on improving occupancy at these properties, but it will take time for the imbalance to reach a level of equilibrium. In total, same-community average rates for the 2008-2009 lease year grew about 3.3% and occupancy declined approximately 2.6% to 93.7%.
Student Housing Operating Costs
For the nine months ended September 30, 2008, same-community operating expense per bed increased to $202 compared to $187 for the same period in the prior year. This increase is primarily attributable to a rise in payroll related expenses, increased marketing expenses, higher utility costs, and a loss on the sale of the land and parking garage at our University Towers property. Excluding the impact of the land and parking garage sale, we have experienced three consecutive quarters with operating expense growth of over 4.5%, resulting in an operating expense growth of 6.4% for the nine months ended September 30, 2008 as compared to 2.6% for the same period in 2007. In order to slow the rate of expense growth, we have put a targeted cost reduction plan in place in an effort to improve profitability going forward. Specifically, we have put in place selective staff reductions, a hiring freeze and a moratorium on wage increases at both the property and corporate levels. Furthermore, we are curbing discretionary spending as we work to improve our margins given the volatile and unsettled US economy.

General and Administrative Costs
In 2007, we experienced increases in salaries and staffing costs primarily related to the growth of each business segment and due to new systems implementation efforts. This trend has continued in 2008 mainly due to the termination of the Place lease and the Trust’s related assumption of the management responsibilities over the Place Portfolio. However, as mentioned above, we have put in place certain cost cutting measures to improve profitability going forward.
Termination of Lease with Place Properties, Inc.
On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (“Place”) for 13 properties owned by the Trust but previously operated and managed by Place. Under the agreement, the Trust received a lease termination fee of $5,800 and will receive an additional $200 due to certain criteria in the agreement not being met (see note 2 to the condensed consolidated financial statements). As a result of the lease termination, the Trust began managing these properties and began recognizing the results of operations for these properties in the Trust’s consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. In the near term, the net operating income received from these properties is expected to be less than the rental income received under the lease; thus, potentially reducing our net income from continuing operations over the next 2 to 3 years. The Place Portfolio opened the 2008-2009 lease year with an occupancy of 81.9% compared to 87.8% for the prior lease year. During the three months ended September 30, 2008, the Place Portfolio had net operating income of $649, compared to lease revenue of $3,509 for the same period in the prior year. The Company negotiated the lease termination fee in part to offset the expected shortfall in operating results of the properties. Over time, the Company expects to be able to improve the operating results of the Place Portfolio through revenue growth driven by improved marketing and customer service strategies.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies which may impact the comparability of our results of operations and financial condition to those companies.
Student Housing Leasing Revenue Recognition
Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, we included, prior to February 1, 2008, other leasing revenue related to the Place Portfolio lease, which was terminated February 1, 2008, in this segment. Additional information is included below regarding revenue recognition for student housing food service and other leasing revenue.
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
Other Leasing Revenue Recognition
Other leasing revenue relates to our leasing of 13 properties (“Place Portfolio”) we acquired from Place on January 1, 2006. Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.
Revenue and Cost Recognition of Third-Party Development Consulting Services
Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Occasionally, our development consulting contracts include a provision whereby we can participate in project savings resulting from our successful cost management efforts. We recognize these revenues once all contractual terms have been satisfied and we have no future performance requirements. This typically occurs after construction is complete. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized for financial reporting purposes. Because REITs are required to distribute 90% of taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
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

Student housing properties are classified as held for sale based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the nine months ended September 30, 2008 and 2007, no impairment losses on student housing properties held for sale were recognized.
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
In December 2007, the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition and results of operations.
In March 2008, the FASB issued SFAS 161. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial condition and results of operations.

In April 2008, the FASB issued FSP 142-3. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial condition and results of operations.
In June 2008, the FASB issued FSP 03-6-1. FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are currently evaluating the impact of adopting FSP 03-6-1 on our consolidated financial condition and results of operations.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007
The following table presents the results of operations for Education Realty Trust, Inc. for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008					Nine Months Ended September 30, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$77,829	$—	$—	$—	$77,829	$62,381	$—	$—	$—	$62,381
Student housing food service revenue	1,804	—	—	—	1,804	1,744	—	—	—	1,744
Other leasing revenue	6,945	—	—	—	6,945	10,377	—	—	—	10,377
Third-party development consulting services	—	6,224	—	—	6,224	—	3,354	—	—	3,354
Third-party management services	—	—	2,677	—	2,677	—	—	2,447	—	2,447
Intersegment revenues	—	187	3,169	(3,356)	—	—	—	2,545	(2,545)	—

Operating expense reimbursements	—	—	—	8,192	8,192	—	—	—	7,055	7,055

Total revenues	86,578	6,411	5,846	4,836	103,671	74,502	3,354	4,992	4,510	87,358

Operating expenses:

Student housing leasing operations	43,064	—	—	—	43,064	31,227	—	—	—	31,227
Student housing food service operations	1,728	—	—	—	1,728	1,683	—	—	—	1,683
General and administrative	3	2,521	5,476	(277)	7,723	102	1,985	4,976	—	7,063
Intersegment expenses	3,169	—	—	(3,169)	—	2,545	—	—	(2,545)	—
Reimbursable operating expenses	—	—	—	8,192	8,192	—	—	—	7,055	7,055

Total operating expenses	47,964	2,521	5,476	4,746	60,707	35,557	1,985	4,976	4,510	47,028

Net operating income	38,614	3,890	370	90	42,964	38,945	1,369	16	—	40,330
Nonoperating expenses(1)	40,041	(45)	—	—	39,996	43,803	—	—	—	43,803
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	(1,427)	3,935	370	90	2,968	(4,858)	1,369	16	—	(3,473)
Equity in earnings (losses) of unconsolidated entities	(221)	(2)	—	—	(223)	(466)	221	—	—	(245)

Income(loss) before taxes, minority interest and discontinued operations(2)	$(1,648)	$3,933	$370	$90	$2,745	$(5,324)	$1,590	$16	$—	$(3,718)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net loss before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles for the nine months ended September 30:

	2008	2007

Net income (loss) before taxes, minority interest and discontinued operations for reportable segments	$2,745	$(3,718)
Other unallocated corporate expenses	(5,073)	(5,221)

Net loss before taxes, minority interest and discontinued operations	$(2,328)	$(8,939)

Student housing leasing
Student housing operating statistics for all owned and operated properties for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007 (9)	Difference
Occupancy
Physical (1)	90.2%	92.6%	(2.4)%
Economic (2)	85.6%	88.6%	(3.0)%
NARPAB (3)	$340	$348	$(8)
Other income per avail. bed (4)	$21	$25	$(4)
RevPAB (5)	$361	$373	$(12)
Operating expense per bed (6) (7)	$198	$187	$11
Operating margin (7)	45.3%	49.9%	(4.6)%
Design Beds (8)	215,339	167,139	48,200
Student housing operating statistics for same-community properties for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007 (9)	Difference

Occupancy
Physical (1)	91.9%	92.6%	-0.7%
Economic (2)	87.4%	88.6%	-1.2%
NarPAB (3)	$355	$349	$6
Other income per avail. bed (4)	$24	$25	($1)
RevPAB (5)	$379	$374	$5
Operating expense per bed (6) (7)	$199	$187	($12)
Operating margin (7)	47.7%	50.0%	-2.3%
Design Beds (8)	167,131	167,139	(8)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NARPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds, or total beds, in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expenses excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	For the nine months ended September 30, 2008, approximately $2 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 8 in the condensed consolidated financial statements) is excluded. The loss of $512 is included in the statement of operations in the condensed consolidated financial statements.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for the nine months ended September 30, 2008 due to the termination of the lease with Place (see Note 2 in the condensed consolidated financial statements).

(9)	This information excludes property information related to Tharpe (discontinued operations).

Total revenue in the student housing leasing segment was $86,578 for the nine months ended September 30, 2008. This represents an increase of $12,076, or 16.2%, from the same period in 2007. Student housing leasing revenue increased 24.8%, contributing to $15,448 of the overall increase, while student housing food service revenue contributed growth of $60. These increases were offset by a decline in other leasing revenue of $3,432 as a result of the Place lease termination. A majority of the increase in student housing leasing revenue, $13,999, came from the operating results of the Place Portfolio since the lease termination and takeover of operations in February 2008 (see Note 2, “Revenue Recognition- other leasing revenue” in the condensed consolidated financial statements). Same-community revenue growth of 1.7% year over year contributed to a $1,034 increase in student housing leasing revenue. The growth in same-community revenue for the period was driven by a 2.8% improvement in rental rates, representing an increase of $1,704 that was offset by an 80 basis point decline in occupancies, representing a decline of $527. Furthermore, other income declined $77, as a result of the parking garage sale and lower parking income at the University Towers community and a $66 decline in revenue due to more vacant days during the turn period in the current leasing year compared to the prior leasing year. Student housing food service revenue increased $60 over the prior period primarily as a result of passing through higher food costs. Other leasing revenue decreased $3,432 or 33.2% over the prior period as a result of the lease termination fee revenue of $5,800 and January base rent of $1,145 being recognized during the nine months ended September 30, 2008 compared to $10,377 of base rent recognized in the prior year.
Operating expenses in the student housing leasing segment increased $12,407, or 34.9%, to $47,964 for the nine months ended September 30, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $11,837, or 37.9%, over the prior year, with an increase of $8,995, or 28.8%, attributable to operating expenses associated with taking over the Place Portfolio as discussed above. $2,513 related to an 8.0% growth in same community operating expenses and $329 related to the Reserve at Saluki Point community that opened in August of 2008. Student housing food service operations increased $45 or 2.7% due mainly to higher food and payroll costs.
The same community operating expense growth of $2,513 includes the impact of a $225 tax refund in the first quarter of 2007 and a $512 loss on the February 2008, sale of the land and parking garage at the University Towers community. Excluding these two items operating expenses grew $1,776, or 5.6%, for the nine months ended September 30, 2008. The trend of higher operating expenses has come across all three quarters of 2008 and in most expense categories. The expense categories driving the bigger increases are: marketing with a $217 increase mainly due to several weakening leasing markets, payroll related costs increased $620, including the impact of a workers compensation refund in the prior year, general and administrative costs were up $343, utility costs increased $351, and repairs and maintenance and turn costs increased $490. These increases were offset by a $429 decrease in insurance costs as a result of lower premiums in 2008. Although third quarter expense growth slowed to 4.8%, the rate of growth is still well above the more acceptable full year 2007 expense growth of 2.6%. In order to slow the rate of expense growth, we have put a targeted cost reduction plan in place that should improve profitability going forward. Specifically, we have put in place selective staff reductions, a hiring freeze and a moratorium on wage increases at both the property and corporate levels. Furthermore, we are curbing discretionary spending as we work to improve our margins given the volatile and unsettled US economy.
Since the lease termination February 1, 2008, the Place Portfolio produced net operating income of $5,004 for the eight months ended September 30, 2008 on student housing leasing revenue of $13,999 and operating expenses of $8,995. The net operating income for the eight months ended September 30, 2008, represents a $4,228 or $0.16 per share/unit decline from the $9,232 of other lease revenue received under the lease agreement with Place during the eight months ended September 30, 2007. The Company negotiated the lease termination fee in part to offset the expected shortfall in operating results of the properties. Over time, the Company expects to be able to improve the operating results of the Place Portfolio through revenue growth driven by improved marketing and customer service strategies.

Nonoperating expenses decreased $3,762 to $40,041 for the nine months ended September 30, 2008, as compared to same period in 2007. This decrease was primarily driven by a $2,135 decline in depreciation expense due to fully depreciated assets that remain in service and a $1,689 decline in interest expense. Interest expense benefited from a lower average outstanding debt balance, an approximate 300 basis point drop in interest rates related to the Amended Revolver, and capitalized interest of $431 related to ongoing development projects.
The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 2.4%, a decline in RevPAB of 3.2% and a decline in margins of 460 basis points. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of adding the Place Portfolio, whose underlying economics are currently different from our existing communities. For the nine months ended September 30, 2008, the Place Portfolio had an average physical occupancy of 84.1%, RevPAB of $297, and operating margins of 36.0% compared to 91.9%, $379, and 47.7%, respectively, on a same community basis.
Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the nine months ended September 30, 2008, equity in earnings was a loss of $221 compared to a loss of $466 in the prior year. The improvement comes from the addition of our investment in a new community in Greensboro, North Carolina as well as better operating results from the three existing investments, representing the continued stabilization of those properties.
Development consulting services
The following table represents the development consulting projects that were active during the nine months ended September 30, 2008 and 2007:

			Recognized Earnings
Project	Beds	Fee Type	2008	2007	Difference

Slippery Rock University — Phase I	1,390	Development fee	$—	$46	$(46)
Indiana University of Pennsylvania — Phase I	734	Development fee	—	712	(712)
University of Michigan	896	Development fee	245	196	49
University of North Carolina — Greensboro	600	Construction oversight fee	—	49	(49)
University of Alabama — Tuscaloosa	631	Development fee	670	978	(308)
Slippery Rock University — Phase II	746	Development fee	1,015	713	302
Indiana University of Pennsylvania — Phase II	1,102	Development fee	2,341	660	1,681
Fontainebleu Renovation Project	435	Development fee	101	—	101
West Chester — Phase I	1,197	Development fee	1,182	—	1,182
Indiana University of Pennsylvania — Phase III	1,084	Development fee	599	—	599

Colorado State University — Pueblo	253	Development fee	71	—	71

Southern Illinois University — Carbondale	528	Construction oversight fee	187	—	187

Development consulting services			$6,411	$3,354	$3,057

California University of Pennsylvania — Phase V	356	Development fee	(2)	118	(120)
University of North Carolina — Greensboro	600	Development fee	—	112	(112)
University of Louisville — Phase III	359	Development fee	—	(9)	9

Equity in earnings of unconsolidated entities			$(2)	$221	$(223)

Development consulting services revenue increased $3,057, or 91.1%, to $6,411 for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase in revenue is indicative of an increase in the number and size of projects as well as an increase in development fee incentives earned by completing projects under budget and on time. As reflected in the table above, there were seven main projects representing 6,184 beds and a renovation project active in 2008 compared to five active projects representing 4,109 beds in 2007. The construction oversight fee recognized for Southern Illinois University-Carbondale is for an internally developed project; therefore, it is eliminated in the accompanying condensed consolidated financial statements.
Equity in earnings of unconsolidated entities in the development consulting services segment decreased $223 from the prior year to a loss of ($2) in the current year. There were two joint ventures with active development projects in the first nine months of 2007, and none in 2008, which reflects the Trust’s desire to provide third-party development services directly and not through joint venture arrangements.
General and administrative costs in the third-party development consulting services segment increased $536 to $2,521 for the nine months ended September 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing and related expenses and corporate overhead costs allocated to the segment to support the growing revenue. As discussed under the student housing leasing section, management is implementing certain cost control measures focused on reducing the rate of expense growth across the company.
Nonoperating expenses included $45 of interest income, primarily related to the Trust fronting predevelopment costs under a predevelopment agreement, for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.
Management services
Total management services revenue increased by $854, or 17.1%, to $5,846 for the nine months ended September 30, 2008, as compared to the same period in 2007. Growth in our owned portfolio period over period as discussed under “Student housing leasing” above contributed to $624 of the increase by way of intersegment revenue while third-party management fee revenue increased $230, or 9.4%, to $2,677 for the nine months ended September 30, 2008. The increase in third-party fees consists of $37 related to two new management contracts entered into at various times during 2007, $64 related to three new management contracts entered into in 2008, and $163 related to two communities that came out of development in 2007. In addition a 2.1% increase in revenue from existing contracts contributed $105 of revenue growth. These increases were partially offset by a decrease of $139 in third-party fees as a result of three contracts terminated in 2007.
General and administrative costs for our third-party management services segment increased $500 to $5,476 for the nine months ended September 30, 2008, as compared to the same period in 2007. This increase is due to increases in staffing and related costs resulting from the management of the Place Portfolio.
The Company received notice of termination related to the management of a five property portfolio in Michigan. The owner had chosen to take management in-house and terminated the management agreement with the Company effective October 8, 2008. On an annualized basis the Company recognized fees of approximately $420 or $248 on an after-tax basis. As the Company will receive a termination fee the impact of the termination on 2008 operating results will be minimal.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative and nonoperating expenses that are not allocated to any of our business segments. For the nine months ended September 30, 2008, unallocated corporate expenses were $5,073, a decrease of $148, or 2.8%, compared to the prior year. The majority of this decrease is due to an increase in interest income of $266 primarily related to an intercompany loan between the Operating Partnership and the University Towers student housing community, a decrease in interest expense of $99 resulting from lower average debt balances and lower interest rates, and a decrease in deferred financing costs of $224 related to the write-off of deferred financing fees associated with the Term Loan that was repaid in the second quarter of 2007. These favorable variances were offset by higher salary and overhead costs related to growth driven increases in head count. As discussed under the student housing leasing section, management is implementing certain cost control measures focused on reducing the rate of expense growth across the company.

Results of Operations for the Three Months Ended September 30, 2008 and 2007
The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008					Three Months Ended September 30, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$24,671	$—	$—	$—	$24,671	$19,378	$—	$—	$—	$19,378
Student housing food service revenue	608	—	—	—	608	642	—	—	—	642
Other leasing revenue	—	—	—	—	—	3,509	—	—	—	3,509
Third-party development consulting services	—	3,216	—	—	3,216	—	1,287	—	—	1,287
Third-party management services	—	—	870	—	870	—	—	844	—	844
Intersegment revenues	—	187	1,080	(1,267)	—	—	—	851	(851)	—

Operating expense reimbursements	—	—	—	3,052	3,052	—	—	—	2,672	2,672

Total revenues	25,279	3,403	1,950	1,785	32,417	23,529	1,287	1,695	1,821	28,332

Operating expenses:

Student housing leasing operations	17,833	—	—	—	17,833	12,803	—	—	—	12,803
Student housing food service operations	600	—	—	—	600	611	—	—	—	611
General and administrative	—	866	1,897	(76)	2,687	16	714	1,629	—	2,359
Intersegment expenses	1,080	—	—	(1,080)	—	851	—	—	(851)	—
Reimbursable operating expenses	—	—	—	3,052	3,052	—	—	—	2,672	2,672

Total operating expenses	19,513	866	1,897	1,896	24,172	14,281	714	1,629	1,821	18,445

Net operating income	5,766	2,537	53	(111)	8,245	9,248	573	66	—	9,887
Nonoperating expenses(1)	13,143	(4)	—	—	13,139	14,041	—	—	—	14,041
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, minority interest and discontinued operations	(7,377)	2,541	53	(111)	(4,894)	(4,793)	573	66	—	(4,154)
Equity in earnings (losses) of unconsolidated entities	(195)	(1)	—	—	(196)	(261)	14	—	—	(247)

Income (loss) before taxes, minority interest and discontinued operations(2)	$(7,572)	$2,540	$53	$(111)	$(5,090)	$(5,054)	$587	$66	$—	$(4,401)

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net loss before income taxes, minority interest and discontinued operations determined under generally accepted accounting principles for the three months ended September 30:

	2008	2007

Net loss before taxes, minority interest and discontinued operations for reportable segments	$(5,090)	$(4,401)
Other unallocated corporate expenses	(1,789)	(1,776)

Net loss before taxes, minority interest and discontinued operations	$(6,879)	$(6,177)

Student housing leasing
Student housing operating statistics for all owned and operated properties for the three months ended September 30, 2008 and 2007 were as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007	Difference
Occupancy
Physical (1)	89.0%	92.3%	(3.3)%
Economic (2)	76.8%	81.0%	(4.2)%
NARPAB (3)	$309	$323	$(14)
Other income per avail. bed (4)	$22	$25	$(3)
RevPAB (5)	$331	$348	$(17)
Operating expense per bed (6)	$240	$230	$10
Operating margin	27.7%	33.9%	(6.2)%
Design Beds (7)	74,445	55,713	18,732
Student housing operating statistics for same-community properties for the three months ended September 30, 2008 and 2007 were as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007	Difference

Occupancy
Physical (1)	91.0%	92.3%	-1.3%
Economic (2)	78.2%	81.0%	-2.8%
NarPAB (3)	$323	$323	$0
Other income per avail. bed (4)	$26	$25	$1
RevPAB (5)	$349	$348	$1
Operating expense per bed (6)	$241	$230	($11)
Operating margin	30.8%	34.0%	-3.2%
Design Beds (7)	55,707	55,713	(6)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by potential rent for the respective period.

(3)	NARPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds, or total beds, in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents GAAP-based other income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous income.

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expenses excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for the three months ended September 30, 2008 due to the termination of the lease with Place Properties (see Note 2 in the condensed consolidated financial statements).
Total revenue in the student housing leasing segment was $25,279 for the three months ended September 30, 2008. This represents an increase of $1,750, or 7.4%, from the same period in 2007. Student housing leasing revenue increased 27.3%, contributing to $5,293 of the overall increase. As a result of the lease termination on February 1, 2008 (see Note 2 in the condensed consolidated financial statements) the Trust recognized a full quarter of operating results for the Place Portfolio, contributing $4,857, or 25.1%, to the growth in student housing leasing revenue. The remaining $436 of growth relates to a 0.1%, or $24, increase in same community revenue and an increase of $412 related to the August 2008 opening of the Reserve at Saluki Point community which was developed by the Trust’s development subsidiary AODC. The relatively flat same community revenue growth was a result of by an approximate 3.0% improvement in rates, offset by a 1.8% decline in revenue as a result of occupancy. Furthermore, revenue declined 1.2% due to more vacant days during the turn period in 2008 compared to the prior year. There was no other leasing revenue recognized during the third quarter of 2008 due to the Place Portfolio lease termination as compared to $3,509 of lease revenue recognized during the third quarter in 2007.
The decline in occupancy impacting the third quarter revenue includes the results of leasing for the 2008-2009 lease term. On a same-community basis, the 2008-2009 lease year opened with an average rate growth of about 3.3% and an occupancy decline of approximately 2.6% over the 2007-2008 lease year. Three communities in the currently challenging markets of Kalamazoo, Michigan, Gainesville, Florida, and Oxford, Mississippi struggled to maintain rates while their occupancies declined dramatically. These markets have experienced growths in supply while enrollments at the universities have remained flat or declined. Excluding these three communities we achieved an average rate growth of about 5.1% while occupancies only declined about 0.8%.

Operating expenses in the student housing leasing segment increased $5,232, or 36.6%, to $19,513 for the three months ended September 30, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $5,030, or 39.3%, over the prior year, with an increase of $4,208, or 32.9%, attributable to operating expenses associated with taking over the Place Portfolio as discussed above, $615 related to a 4.8% growth in same-community operating expenses, and $207 related to the August 2008 opening of the Reserve at Saluki Point. The increase in same community operating expenses was experienced across the portfolio and in most expense categories but was mainly driven by the following increases: $107 in marketing costs, as a result of softening leasing markets discussed above, $224 in payroll and related expenses, as a result of lower staff turnover in 2008, $133 in utilities costs, $84 in security expenses, and $86 in turn expenses. These increases were offset by a decrease in insurance costs as a result of better negotiated rates for 2008. In order to slow the rate of expense growth, we have put a targeted cost reduction plan in place that should improve profitability going forward. Specifically, we have put in place selective staff reductions, a hiring freeze and a moratorium on wage increases at both the property and corporate levels. Furthermore, we are curbing discretionary spending as we work to improve our margins given the volatile and unsettled US economy.
The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 3.3%, a decline in RevPAB of 4.9% and a decline in margins of 620 basis points. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of adding the Place Portfolio, whose underlying economics are currently different from our existing portfolio. For the three months ended September 30, 2008, the Place Portfolio had an average physical occupancy of 82.1%, RevPAB of $275, and operating margins of 13.5% compared to 91.0%, $349, and 30.8% respectively on a same community basis.
Nonoperating expenses decreased $898 to $13,143 for the three months ended September 30, 2008, as compared to same period in 2007. This decrease was primarily driven by a $873 decline in depreciation expense due to fully depreciated assets that remain in service and a $55 decline in interest expense. Interest expense declined primarily as a result of the capitalization of interest in the amount of $106 in the third quarter of 2008 related to ongoing development projects.
Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the three months ended September 30, 2008, equity in earnings was a loss of $195 compared to a loss of $261 in the prior year. The improvement comes from the addition of our investment in a new community in Greensboro, North Carolina as well as better results from the other three existing investments.
The Place Portfolio produced net operating income of $649 for the third quarter of 2008 on student housing leasing revenue of $4,857 and operating expenses of $4,208. The net operating income for the third quarter 2008 represents a $2,860 or $0.10 per share/unit decline from the $3,509 of lease revenue received under the lease agreement with Place in the third quarter of 2007. The Company negotiated the lease termination fee in part to offset the expected shortfall in operating results of the properties. Over time, the Company expects to be able to improve the operating results of the Place Portfolio through revenue growth driven by improved marketing and customer service strategies.
Development consulting services
Development consulting services revenue increased $2,116, or 164.4%, to $3,403 for the three months ended September 30, 2008, as compared to the same period in 2007. Fees recognized for West Chester University of Pennsylvania of $685, Indiana University of Pennsylvania Phase III of $460, Colorado State University — Pueblo of $71, and Fontainebleu Renovation Project of $49, all of which were initiated during 2008, the increase in fees recognized for Indiana University of Pennsylvania Phase II of $815 primarily related to participation in cost savings, and Slippery Rock Phase II of $30 all contributed to the increase. The increase was offset by a decline in revenue for Indiana University of Pennsylvania Phase I of $78 and University of Alabama, Tuscaloosa of $103, each due to project completion. The construction oversight fee recognized for Southern Illinois University-Carbondale is for an internally developed project; therefore, it is eliminated in the accompanying condensed consolidated financial statements.

Equity in earnings of unconsolidated entities in the third-party development consulting services segment decreased $15 from the prior year to a loss of $1. There were two joint ventures with active development projects during the third quarter of 2007, and none in 2008, which reflects the Trust’s desire to provide development services directly and not through joint venture arrangements.
General and administrative costs in the third-party development consulting services segment increased $152 to $866 for the three months ended September 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing and related costs and corporate overhead costs allocated to the segment to support the growing revenue.
Nonoperating expenses included $4 of interest income primarily related to the Trust fronting predevelopment costs under a predevelopment agreement for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.
Management services
Total management services revenue increased by $255, or 15.0%, to $1,950 for the three months ended September 30, 2008, as compared to the same period in 2007. Growth in our owned portfolio period over period, as discussed under “Student housing leasing” above, contributed $229 of the increase by way of intersegment revenue, while third-party management fee revenue increased $26, or 3.1%, to $870 for the three months ended September 30, 2008. The addition of two new management contracts during the second quarter of 2008 contributed growth of 4.6%, and existing contracts contributed 11.2% of the growth. These increases were offset by a decline in revenue related to two contracts we exited in the past year.
General and administrative costs for our third-party management services segment increased $268 to $1,897 for the three months ended September 30, 2008, as compared to the same period in 2007. This increase is a result of increases in staffing to support the growing revenue.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended September 30, 2008, unallocated corporate expenses were relatively flat at $1,789, an increase of $13, or 0.8%, over the prior year.
Funds from Operations (FFO)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of minority interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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
The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(7,259)	$(5,802)	$(3,052)	$(6,099)
Less gain on sale of student housing property, net of minority interest	—	—	—	(1,579)
Plus loss on sale of student housing assets	—	—	512	—
Plus student housing property depreciation and amortization of lease intangibles	6,952	7,824	21,497	23,633
Plus equity portion of real estate depreciation and amortization on equity investees	123	149	371	340
Plus depreciation and amortization of discontinued operations	—	—	—	711
Plus minority interest	(329)	(337)	(158)	(306)

Funds from operations	$(513)	$1,834	$19,170	$16,700

Liquidity and Capital Resources
Revolving credit facility and other indebtedness
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 in the amount of $100,000. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009. The Operating Partnership may extend the maturity date for one year subject to certain conditions. At September 30, 2008, there was $18,600 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (5.25% at September 30, 2008).
Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of September 30, 2008, our borrowing base availability was $51,575. We do, however, have additional unmortgaged properties that can be pledged against the line to increase total availability to $100,000 if needed.
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

The Amended Revolver expires on March 31, 2009. However, under the terms of the Amended Revolver the Operating Partnership can request a one year extension if it is not under default of any terms at the time of the request. At this time it is management’s intention to extend the revolver for the additional year period. If for some reason a default would occur prior to the request and the extension were not granted, the liquidity of the Operating Partnership would be significantly impacted.
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
The Trust has approximately $285,049 of mortgage debt due to mature in July and December of 2009. Management is currently engaged in negotiating replacement financing for these debt maturities and subsequent to September 30, 2008, signed a term sheet with a lender for a $300,000 credit facility. Although there is no guarantee as to if or when the credit facility will close, the lender has already started due diligence procedures and anticipates being able to have the facility in place in 90 to 120 days. If this credit facility does not close, the ability to find other replacement financing is not guaranteed and the cost of any such financing could be substantially higher than current debt costs.
Liquidity outlook and capital requirements
At September 30, 2008, we had $2,756 of cash, a decrease of $1,278 from December 31, 2007. During the nine months ended September 30, 2008, we generated $29,899 of cash from operations, received $2,578 of proceeds from the sale of the land and parking garage at our University Towers property, and drew $8,848 and $191 on the construction loans related to the company owned developments in Carbondale, Illinois and Syracuse, New York, respectively. In addition to funding working capital and capital expenditure needs, this allowed us to invest $13,095 in new developments and distribute $19,636 to our stockholders and unitholders.
Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.82 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. Distributions for the nine months ended September 30, 2008 totaled $19,636, or $0.66 per weighted average share/unit, compared to cash provided by operations of $29,899, or $1.00 per weighted average share/unit for the same period. Excluding the $5,800 in lease termination revenue recognized during the nine months ended September 30, 2008, cash provided by operations was $24,099 or $0.81 per weighted average share/unit. Distributions for the nine months ended September 30, 2007 totaled $18,060 or $0.62 per weighted average share/unit, compared to cash provided by operations of $23,075, or $0.79 per weighted average share/unit, for the same period. We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including our credit facility, public capital markets as well as private sources of capital. To the extent that we are unable to maintain our Amended Revolver or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs.

We believe our capital structure, current FFO targets, and availability under our Amended Revolver, leaves us with sufficient liquidity and access to financing to fund current working capital needs, make future student housing investments. However, management and the Trust’s Board of Directors is actively monitoring the capital and equity markets, the Trust’s operating performance and working capital needs and will make adjustments to the Trust’s distribution policy if deemed necessary.
We intend to invest in additional properties only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage, property secured debt, construction loans, or our $100,000 Amended Revolver. Specifically, we are in the process of obtaining a construction loan for 100% of the costs related to the development of phase two of a wholly owned student apartment community near Southern Illinois University (see Note 7 in the condensed consolidated financial statements). We intend to finance property acquisitions and self development projects over the longer term with the proceeds from additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units of our Operating Partnership. There can be no assurance, however, that such financing will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.
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
In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened the Trust’s first wholly owned, self-developed property in August of 2008 which serves Southern Illinois University. At September 30, 2008, costs totaling $2,105 have also been capitalized related to the ongoing development at Syracuse University, and costs totaling $778 have been capitalized on other projects currently in the development phase. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust.
Long-term liquidity requirements
Our long-term liquidity requirements consist primarily of funds necessary to pay scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver and the issuance of equity instruments, including common or preferred stock, partnership units or additional or replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions or at all or that we will make any investments in additional properties.

Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. Non-compliance with the covenants would have a material adverse effect on our financial condition and liquidity.
Commitments and Contractual obligations
The following table summarizes our contractual obligations as of September 30, 2008:

	Payment due by Period
	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$883	$285,997	$75,052	$65,775	$427,707
Contractual Interest Obligations(2)	6,380	27,956	13,453	3,701	51,490
Operating Lease and Future Purchase Obligations (3)	1,169	4,419	2,564	461	8,613
Capital Reserve Obligations(4)	1,404	2,395	421	182	4,402

Total	$9,836	$320,767	$91,490	$70,119	$492,212

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties. The first mortgage debt does not include $1,306 of unamortized debt premium.

(2)	Includes contractual interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
At September 30, 2008, the outstanding mortgage and construction debt had a weighted average interest rate of 5.81% and carried a weighted average term to maturity of 2.1 years.
As of September 30, 2008, fourteen of our properties were unencumbered by mortgage debt. Six of these fourteen properties have, however, been pledged as collateral against any borrowing under our $100,000 Amended Revolver.
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
On October 7, 2008, our board of directors declared a third quarter distribution of $0.205 per share of common stock for the quarter ended on September 30, 2008. The distribution is payable on November 17, 2008 to stockholders of record at the close of business on October 31, 2008.
Off-Balance Sheet Arrangements
As discussed in Note 3 to the condensed consolidated financial statements, we hold investments in unconsolidated entities. Three of these unconsolidated entities have third-party mortgage indebtedness totaling $88,302 at September 30, 2008. Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in June of 2009.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Trust’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Trust manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable.
For fixed-rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2008, we had fixed-rate debt of $418,668. Holding other variables constant a 100 basis point increase in interest rates would cause a $7,313 decline in the fair value of our fixed-rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $7,611 increase in the fair value of our fixed- rate debt. At September 30, 2008, all of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.86% and a weighted average term to maturity of 2.03 years.
At September 30, 2008, we also had $18,600 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. At September 30, 2008, we had a $8,848 construction loan related to the development of a wholly owned student apartment community near Southern Illinois University (see note 7 of the condensed consolidated financial statements). The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through July 21, 2010. Commencing with the quarter ended June 30, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until June 14, 2012, with principal and interest being repaid on a monthly basis. Additionally, we borrowed $191, out of an available $14,300, related to the development of a wholly owned student apartment community at Syracuse University (see note 7 of the condensed consolidated financial statements). The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.
At September 30, 2008, 93.8% of the Trust’s outstanding debt was subject to fixed rates. In the future, we may draw down on the Amended Revolver, and we may use derivative financial instruments to manage, or hedge, interest rate risks related to such a variable rate borrowing. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Trust also has investments in unconsolidated entities which are not under its control. Consequently, the Trust’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
Our management, with the participation of our principal executive officer and financial officers, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2008, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).
PART II — OTHER INFORMATION
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
Item 1A. Risk Factors.
The discussion of the Trust’s business and operations should be read together with the risk factors contained below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Current market conditions could affect our ability to refinance existing indebtedness or obtain additional financing on acceptable terms and may have other adverse effects on us.
The United States credit markets have recently experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Our existing $100,000 Amended Revolver matures on March 31, 2009. However, under the terms of the Amended Revolver the Operating Partnership can request a one year extension if it is not under default of any terms at the time of the request. At this time it is management’s intention to extend the revolver for the additional year period. As of September 30, 2008, we had $18,600 outstanding under this facility. Although we believe that our $100,000 Amended Revolver is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace this facility when required or when business conditions warrant (including as a result of a default occurring prior to our request to extend), could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.
If we are unable to secure additional financing or refinancing on favorable terms or our operating cash flow is insufficient, we may not be able to satisfy our outstanding financial obligations under our mortgage and construction debt. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, which such sources may not then be available, and may require us to adjust our business plan accordingly or significantly cutback or curtail operations and development plans. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
In addition, we mortgage most of our properties to secure payment of indebtedness. In 2009, $285,049, or 68.1%, of the Trust’s mortgage debt reaches maturity. If we are unable to meet mortgage payments, including in the event we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.
Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or terraination of the ground leases.
We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located (or under development), and we may acquire additional properties in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are exposed to the possibility of losing the property (or building we may be developing) upon termination of the ground lease or an earlier breach of the ground lease by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2008, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“Dividend Reinvestment Plan”) for our common stockholders, we directed the plan administrator to purchase 2,088 shares of our common stock for $23,806.30 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the third quarter of 2008. The following chart summarizes repurchases of our common stock for the three months ended September 30, 2008.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of	Shares that May
			Shares Purchased as	Yet Be
			Part of Publicly	Purchased
	Total Number	Average Price Paid	Announced Plans or	Under the Plans
Period	of Shares(1)	per Share	Programs	or Programs
July 1-31, 2008	470	$11.97	—	—
August 1-31, 2008	1,222	11.12	—	—
September 1-30, 2008	396	11.01	—	—

Total	2,088	$11.40	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On October 29, 2008, the Compensation Committee of the Board of Directors (“Committee”) approved amended and restated executive employment agreements for Paul O. Bower (Chairman, Chief Executive Officer and President), Randall H. Brown (Executive Vice President, Chief Financial Officer, Treasurer and Secretary), Craig L. Cardwell (Executive Vice President and the President of Allen & O’Hara Education Services, Inc.), William W. Harris (Senior Vice President of Allen & O’Hara Development Company and the Trust), Thomas J. Hickey (Senior Vice President of Operations). The amended and restated executive employment agreements amend and restate the prior employment agreements between the Trust and each executive officer dated January 1, 2008 (the “Prior Employment Agreements”). In addition, the Committee approved the form of employment agreement for J. Drew Koester (Vice President, Assistant Secretary and Chief Accounting Officer) based on the form of the amended and restated executive employment agreements.
The amended and restated executive employment agreements, including the employment agreement for Mr. Koester (collectively, the “New Employment Agreements”), are substantially similar to the Prior Employment Agreements currently in place and otherwise do not materially amend the terms of Prior Employment Agreements, except as noted below:
•	The New Employment Agreements revise the definition of “Cause” such that “Cause” means: the executive has (1) continually failed to substantially perform, or been grossly negligent in the discharge of, his duties to the Trust (in any case, other than by reason of a disability, physical or mental illness or analogous condition), (2) been convicted of or pled nolo contendere to a felony or a misdemeanor with respect to which fraud or dishonesty is a material element, or (3) materially breached any material Trust policy or agreement with the Trust.
•	The New Employment Agreements revise the definition of “Change of Control” to include additional events, including (1) certain changes in the composition of the directors serving on the Board, (2) consummation of a merger or consolidation of the Trust or any direct or indirect subsidiary thereof in which the Trust’s securities represent less than 50% of the combined voting power of the surviving entity after such merger or consolidation, (3) stockholder approval of a plan of complete liquidation or winding-up of the Trust, or (4) any transaction or series of transactions that the Board deems to constitute a change of control of the Trust.

•	The New Employment Agreements revise the definition of “Good Reason” to include (1) an adverse diminution in the executive’s title, duties or responsibilities, (2) a reduction of 10% or more in the executive’s annual base salary or target bonus opportunity, or (3) the relocation of executive’s principal place of employment to another location more than 50 miles from executive’s then current principal place of employment. In addition, the executive must notify the Trust within ninety (90) days following the occurrence of the event constituting Good Reason and the Trust will then have an opportunity remedy such act or omission within thirty (30) days following its receipt of such notice.
•	The New Employment Agreements clarify certain post-termination obligations of the Trust, including (1) payment by the Trust of any earned but unpaid bonus in the event the agreement is not renewed and (2) no severance payment in the event the employment is terminated for death or disability.
•	The New Employment Agreements clarify that payment of an executive’s litigation defense costs does not limit any rights and/or obligations arising under any indemnification agreement or the Trust’s organizational documents.
•	The New Employment Agreements revise certain provisions to make them compliant with the requirements of, and final regulations promulgated under, Section 409A of the Internal Revenue Code of 1986, as amended.
In addition, the New Employment Agreement for Mr. Harris was modified to reflect his transition to a reduced work schedule, including the Committee’s authority to adjust Mr. Harris’ base salary as frequently as necessary to account for his revised schedule.
As with the Prior Agreements, each New Employment Agreement has a three year term (beginning January 1, 2008, the effective date of the Prior Agreements), except that Mr. Koester’s three year term is effective as of October, 29, 2008. As with the Prior Agreements, the New Employment Agreements will automatically renew for one year periods beginning on the third anniversary of the effective date of the Prior Agreements, unless either party provides notice in accordance with the terms of the agreement. Mr. Koester’s New Employment Agreement will automatically renew for one year periods beginning on the third anniversary of October 29, 2008, the effective date of his employment agreement.
The foregoing summary is qualified in its entirety by reference to the full text of the New Employment Agreements, each of which are filed as an exhibit to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.
Date: November 4, 2008	By:	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 4, 2008	By:	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: November 4, 2008	By:	/s/ J. Drew Koester
J. Drew Koester
Vice President, Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)

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

10.1	†	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower effective October 29, 2008.

10.2	†	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown effective October 29, 2008.

10.3	†	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell effective October 29, 2008.

10.4	†	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana effective October 29, 2008.

10.5	†	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey effective October 29, 2008.

10.6	†	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and William W. Harris effective October 29, 2008.

10.7	†	Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester effective October 29, 2008.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	*	Section 906 Certification of Chief Executive Officer.

32.2	*	Section 906 Certification of Chief Financial Officer.

†	Management Contract.

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.