Form 10-K
period 2008-12-31
Education Realty Trust, Inc.
filed 2009-03-16
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-1352180 (IRS Employer Identification No.)

530 Oak Court Drive, Suite 300 Memphis Tennessee (Address of Principal Executive Offices)	38117 (Zip Code)
Registrant’s Telephone Number, Including Area Code (901) 259-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $330 million, based on the closing sales price of $11.65 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of March 13, 2009, the registrant had 28,518,966 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission into Part III of this Form 10-K to the extent stated herein.
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of the financial condition of Education Realty Trust, Inc., our strategic plans and objectives, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks and uncertainties related to the national economy, the real estate industry in general, and in our specific markets; legislative or regulatory changes including changes to laws governing REITS; our dependence on key personnel whose continued service is not guaranteed; availability of qualified acquisition and development targets; availability of capital and financing; rising interest rates; rising insurance rates; impact of ad valorem and income taxation; changes in generally accepted accounting principles; construction costs that may exceed estimates; construction delays; lease-up risks; inability to obtain new tenants upon the expiration of existing leases; and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in “Item 1A. — Risk Factors” below.

EDUCATION REALTY TRUST, INC. FISCAL 2008 FORM 10-K

PART I
Item 1. Business.
(Dollars in thousands, except selected property information and share data)
Our Company
Education Realty Trust, Inc., which we refer to as EDR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, organized in July 2004 to develop, acquire, own and manage high quality student housing communities located near university campuses. We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of student housing. As of December 31, 2008, we owned 40 student housing communities located in 18 states containing 24,991 beds in 7,598 apartment units located near 34 universities. As of December 31, 2008, we provide third-party management services for 20 student housing communities located in 9 states containing 10,656 beds in 3,350 apartment units at 16 universities. We also provide third-party development consulting services on student housing development projects mostly for universities but also for our own ownership and other third parties.
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
We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 96.0% of the outstanding partnership units of our Operating Partnership, and 3.1% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team. Some of our officers and employees also own an indirect interest in our Operating Partnership, which we refer to as “profits interest units,” which is held through ownership of units in Education Realty Limited Partner, LLC, a Delaware limited liability company controlled by us and that holds 0.9% of the aggregate interests in our Operating Partnership.
University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, holds, owns and operates our University Towers property located in Raleigh, North Carolina. We own 72.7% of the units in the University Towers Partnership, and 27.3% of the University Towers Partnership is held by the former owners of our initial properties and assets including members of our management team.
REIT Status and Taxable REIT Subsidiary
We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. With the exception of income from our “taxable REIT subsidiary” or TRS, income earned under the REIT is not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our student-tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company being treated as our TRS. Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.
Business and Growth Strategy
Our primary business objectives are to maximize cash flow available for distribution to our stockholders, and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve these objectives by (i) acquiring student housing communities nationwide that meet our focused investment criteria, (ii) maximizing net operating income from the operation of our owned properties through proactive and goal-oriented property management strategies, (iii) building our third-party business of management services and development consulting services and (iv) selectively developing properties for our own account. For a discussion of profit and loss by segment see, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition and Development Strategy
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
Utilizing joint venture agreements, we hold a minority ownership interest in properties and earn a fee for the management of the properties. This strategy enables us to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. We expect to continue pursuing joint venture arrangements in the future. In 2007, the development and construction of University Village in Greensboro, North Carolina was completed under a joint venture arrangement.
Also in 2007, we acquired land in Carbondale, Illinois and began construction on a student housing community near Southern Illinois University. This represents the first community EDR is developing and building for its own ownership since becoming a public company. In 2008, we completed the development of the first phase of the property and it opened in August of 2008. We also began development on the second phase which is scheduled to open in August of 2009.
In 2008, we also began development of a wholly owned student housing community located on the campus of Syracuse University in Syracuse, New York. The Trust will own and manage the community under a long-term ground lease from Syracuse University.
Operating Strategy
We seek to maximize funds from the operations of the student housing communities that we own and manage through the following operational strategies.
Maximize property profitability. We seek to maximize property-level profitability through the use of cost control systems and our focused on-site management personnel. Some of our specific cost control initiatives include:
•	establishing internal controls and procedures for cost control consistently throughout our communities;

•	operating with flat property-level management structures, minimizing multiple layers of management; and

•	negotiating service-level pricing arrangements with national and regional vendors and requiring corporate-level approval of service agreements for each community.

Proactive marketing practices. We have developed and implemented proactive marketing practices to enhance the visibility of our student housing communities and to optimize our occupancy rates. We study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if need be, throughout the leasing period. We intend to continue to market our properties to students, parents and universities by emphasizing student-oriented living areas, state-of-the-art technology infrastructure, a wide variety of amenities and services and close proximity to the campus.
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
Third-Party Services
In addition to managing our owned student housing communities and developing communities for our ownership, we also provide management and development consulting services for third-parties. Universities and other third-party owners look to the private sector for assistance in developing and managing their student housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high quality student housing communities. We perform third-party services for student housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the California State University System, the Pennsylvania State System of Higher Education and the University of Alabama System.
In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Management Company and our Development Company. Unlike the income earned from our properties under the REIT, the income earned by our Management Company and our Development Company is subject to regular federal income tax and state and local income taxes where applicable.
Third-party management services
We provide third-party management services for student housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management contracts that have an initial term between three and ten years. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure. For the year ended December 31, 2008, our fees from third-party management services, excluding operating expense reimbursements represented 2.8% of our revenues.

The following table presents certain summary information regarding the student housing communities that we managed for other owners as of December 31, 2008:

Property	University	# of Beds	# of Units
On-campus properties
University Park — Calhoun Street Apartments	University of Cincinnati	747	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	578	145
University Park — Phase II	Salisbury University (Maryland)	312	108
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	358	101
University Village	California State University — San Marcos	620	126
Arlington Park Apartments	University of Northern Colorado	394	179
Blazer Hall	University of Alabama — Birmingham	753	190

Total on-campus		5,348	1,785

Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,321	363
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	685	210
The College Inn	North Carolina State University	440	121
Upper Eastside Lofts	Sacramento State University	382	140
The Courtyards (2)	University of Michigan	895	320
Vulcan Village I	California University of Pennsylvania	432	108
Vulcan Village II	California University of Pennsylvania	338	91
University Village (1)	University of North Carolina — Greensboro	600	203
University Village Towers (1)	University of California — Riverside	548	149
The Reserve on Stinson (1)	University of Oklahoma	612	204
Fontainebleu (1)	University of California — Santa Barbara	435	99

Total off-campus		7,503	2,220

Totals (for both on- and off-campus)		12,851	4,005

(1)	EDR holds a minority interest in the community pursuant to its joint venture arrangements.

(2)	In April of 2009, an additional 613 beds and 217 units are scheduled to open and are included in the total number of beds and units above.
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
By providing these services, we are able to observe emerging trends in student housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 25 student housing communities we have provided development-consulting services to since 2000, the property owners have awarded us third-party management services contracts for 15 with 10 universities electing to manage the communities in house under their existing infrastructure. In 2008, our fees from third-party development consulting services, excluding operating expense reimbursements, represented 6.4% of our revenues.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.3 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Indiana University of Pennsylvania, West Chester University of Pennsylvania, Colorado State University Pueblo and to third parties near the University of Michigan, Ann Arbor and the University of California — Santa Barbara. The aggregate project cost of these five projects is approximately $246,750. Additionally, we are providing pre-construction development consulting services on new projects and additional projects pursuant to signed pre-closing development contracts at East Stroudsburg University of Pennsylvania, State University of New York College of Environmental Services and Forestry, Indiana University of Pennsylvania and Colorado State University Pueblo. In aggregate, these total approximately$155,000 in project costs. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In the case of tax exempt bond financed projects, definitive contracts are not executed until bond closing.
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
We typically begin our renewal campaign between November and January of each year. Signage, direct mailings to the students and their parents, appreciation parties and staff selling incentives are key elements of the renewal campaign. The Community Assistant team plays a key role in communicating the renewal message throughout their assigned property area. We use a database of current resident demographic data to direct sales information to primary feeder high schools, particularly where new freshmen are eligible to live off-campus. Other database criteria include gender, high school location, prior apartment community, academic class standing, field of study and activity preferences.
We appeal to the greater university population through theme-based newspaper advertising campaigns, open house activities, housing fairs conducted by the university, and web based advertising. Our Community Assistant staff targets certain university-sponsored on-campus events to distribute handouts displaying our logo and offering incentives to visit our sales center. Wherever possible, our student housing communities appear on university websites in listings of off-campus housing options, together with banner advertising where available.
Leasing
Our standard lease begins in August and runs for approximately 11.5 months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is our University Towers community, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific student housing community. All leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. The “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.
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
We typically require rent to be paid in 12 equal monthly payments throughout the lease term, with the first installment due on July 15. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1. We replace contracted students who fail to pay the first installment with students on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.
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
Our management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. As it is our intention to develop a diverse portfolio of student housing communities, we also develop strategic relationships with equity investors in order to pursue acquisitions through joint venture arrangements. Acquisitions, through joint venture arrangements, allow us to obtain a minority interest in student housing communities in geographic markets where we are not currently present with less capital than if we acquired the properties on our own.
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
Competition from private owners
We compete with several regional and national owner-operators of off-campus student housing, including one publicly-traded competitor, American Campus Communities, Inc. (ACC). We also compete with privately held developers and other real estate firms and in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, management and development of student housing properties.
Employees
At December 31, 2008, we had approximately 1,259 employees, including:
•	1,166 on-site employees, including 527 Community Assistants;

•	23 people in our property management services department;

•	13 people in our development consulting services department; and

•	57 executive, corporate administration and financial personnel.

Our senior management team has over 200 years of collective experience working together in the student housing business. Our management team’s in-depth knowledge of the student housing industry results from hands-on experiences. Several of our executive officers began their careers as student-tenant employees or Community Managers responsible for managing individual student housing communities. The following table demonstrates our management team’s extensive experience in the student housing industry:

		Number
Key Employees	Title	of Years
Paul O. Bower	Chairman, Chief Executive Officer and President	39
Craig L. Cardwell	President of Allen & O’Hara Education Services, Inc.	37
Thomas J. Hickey	Senior Vice President of Operations	36
Thomas Trubiana	Senior Vice President and Chief Investment Officer	32
Wallace L. Wilcox	Vice President of Construction and Engineering	28
William W. Harris	Senior Vice President of Development and Senior Vice President of Allen & O’Hara Development Company	26
Susan B. Arrison	Vice President of Human Resources	18
Randall H. Brown	Executive Vice President and Chief Financial Officer	9
NYSE Certifications
Our CEO certified to the New York Stock Exchange in 2008 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certifications required by section 302 of the Sarbanes-Oxley Act of 2002, which are contained herein as exhibits to this Form 10-K for the fiscal year ended December 31, 2008.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all employees. It is available in the corporate governance section of our investor website at www.educationrealty.com. Any waiver of the Code of Business Conduct and Ethics for an executive officer or director will be promptly disclosed to stockholders in any manner that is acceptable under New York Stock Exchange listing standards, including but not limited to, distribution of a press release, disclosure on our website, or disclosure on Form 8-K. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to amendments or waivers of the Code of Business Conduct and Ethics by posting such information on our website.
Available Information
EDR files annual, periodic and current reports with the Securities and Exchange Commission, or the SEC. All filings made by EDR with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as EDR does. The website is http://www.sec.gov.
Additionally, a copy of this Annual Report on Form 10-K, along with EDR’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on EDR’s website, www.educationrealty.com, free of charge as soon as reasonably practicable after EDR electronically files such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the SEC filings section of our website. EDR’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found in the Corporate Governance section of our website. Reference to EDR’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 530 Oak Court Drive, Suite 300, Memphis, Tennessee 38117.

Item 1A. Risk Factors.
Risks related to our properties, our business and the real estate industry
Adverse macroeconomic and business conditions may significantly and negatively affect our cash flows, profitability and results of operations.
The United States is currently in a deep recession that has resulted in higher unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting disposable tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our growth and profitability.
We own, directly or indirectly, interests in student housing communities located near major universities in the United States. Accordingly, we are dependant upon the levels of student enrollment and the admission policies of the respective universities which attract a significant portion of our leasing base. As a result of the overall market quality deterioration, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for universities may decrease. The demand for, occupancy rates at, rental income from and value of our properties would be adversely affected if student enrollment levels become stagnant or decrease in the current environment. Accordingly, a continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.
Our results of operations are subject to the following risks inherent in the student housing industry: annual leasing cycle, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of a twelve-month lease.
We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. We may not be able to relet the property on similar terms, if we are able to relet the property at all. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash flow from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected. In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing communities are typically leased during a leasing season that begins in November and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn, we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months. In addition, students leasing under twelve-month leases may be more likely to default on their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful.

Broad market fluctuations could negatively impact the market price of our common stock.
As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. The stock market has recently experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that are outside of management’s control. These broad market fluctuations could adversely impact the market price of our common stock. Accordingly, the market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. Furthermore, our operating results and prospects may not meet the expectations of public market analysts and investors or may not be comparable to companies within our industry and with comparable market capitalizations. Any of these factors could lead to a material decline in the market price of our common stock.
Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.
Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. We have an amended and restated revolving credit facility (the “Amended Revolver”) that contains customary affirmative and negative covenants and provides for potential availability of $100,000. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions which include a borrowing base calculation that limits availability based on the underlying value of the collateral and the satisfaction of specified financial covenants, which include limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our payment or other obligations as a result of insufficient cash flow or otherwise, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may cross default our Amended Revolver which would preclude further availability; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.
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
Under the terms of the purchase agreement with Place Properties, the Trust remains a party to a tax indemnification agreement whereby a payment could be required to be made to the former owner if any properties are sold within five years of the purchase date. The contingency expires in January of 2011. We also issued University Towers Partnership units for our interest in University Towers. So long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, we have agreed to maintain certain minimum amounts of debt on the properties so as to avoid triggering gain to the contributing owners. If we fail to do this, we will owe to the contributing owners the amount of taxes that they incur. In each case, the amount of tax is computed assuming the highest federal and state rates. As a result, these agreements may preclude us from selling the restricted properties at the optimal time.
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
Our future growth will be dependent upon our ability to successfully acquire new properties and enter into joint ventures on favorable terms, which may be adversely affected by the following significant risks:
•	we may be unable to acquire a desired property at all or at a desired purchase price because of competition from other purchasers of student housing;

•	many of our future acquisitions are likely to be dependent on external financing, and we may be unable to finance an acquisition on favorable terms or at all;

•	we may be required to incur significant capital expenditures to improve or renovate acquired properties;

•	we may incur an increase in operating costs or may not have the proceeds available to implement renovations or improvements at existing properties which are necessary to attract and retain tenants;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of the properties.
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
In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to distribute annually at least 90% of our REIT taxable income, determined without regard to distributions paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, including any net capital gains, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on the public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:
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
Additional issuances of equity securities may be dilutive to stockholders.
The interests of our stockholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness. Our Board of Directors may authorize the issuance of additional equity securities without stockholder approval. Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including revolving credit facilities and other forms of secured and unsecured debt, and equity financing, including the issuance of common equity.
We may reduce the amount of dividends declared on our common stock or elect to pay a portion of the dividend in shares of our common stock.
In order for EDR to continue to qualify as a REIT, we are required to distribute annual dividends equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. However, in the event of, among other factors, continued material future deterioration in business conditions, or continuing tightening in the credit markets, our Board of Directors may decide to further reduce the amount of our dividend while ensuring compliance with the requirements of the Code related to REIT qualification.
Additionally, in December 2008, the IRS announced it would treat a cash option share dividend as satisfying a public REIT’s distribution requirements for 2008 and 2009 so long as certain requirements are met. We may elect to pay dividends during this period in part in shares of our common stock which would cause dilution to our earnings per share given the additional shares outstanding.
Current market conditions could affect our ability to refinance existing indebtedness or obtain additional financing on acceptable terms and may have other adverse effects on us.
The United States credit markets have recently experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Our Amended Revolver is due to mature on March 30, 2009; however, the Operating Partnership has met the extension requirements and has exercised its option to extend the maturity date until March 30, 2010, under existing terms. As of December 31, 2008, we had $32,900 outstanding under this facility with an additional $16,663 available. Although we believe that our Amended Revolver is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace this facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.
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
In addition, we mortgage most of our properties to secure payment of indebtedness. In 2009, $98,660, or 22.4%, of our mortgage debt reaches maturity. If we are unable to service the mortgages, including in the event we are not successful in refinancing our mortgage debt upon maturity, then the properties could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of mortgaged properties could cause a cross default on our Amended Revolver limiting its availability. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.
Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases.
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

Certain losses may not be covered by insurance or may be underinsured.
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
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present ADA requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award for damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation. If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected. In June 2001, the United States Department of Justice, or DOJ, notified the previous owner of one of our properties of an on-going investigation regarding possible violations of the ADA and the FHAA. The DOJ has reviewed the property plans for this property but has not issued a report regarding its review. In October 2002, the DOJ indicated that the investigations were being delayed for an undetermined period of time. This investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings with the DOJ. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. We are unable to predict the outcome of the DOJ’s investigation.
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
Joint venture investments could be adversely affected by our lack of sole decision making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.
We have co-invested and anticipate that we will continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we will not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.
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
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be advisable and in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action. Our bylaws require us to indemnify directors and officers for liability resulting from actions taken by them in those capacitates to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
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
Our distributions have historically and may continue to exceed the amount of our income as a REIT. If so, the excess distributions will be treated as a return of capital to the extent of the stockholder’s basis in our stock, and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed a stockholder’s basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
General
As of December 31, 2008, our properties consisted of 40 communities located in 18 states containing 24,991 beds in 7,598 apartment units located near 34 universities. On January 6, 2006, we completed the acquisition of 13 collegiate student housing communities with a combined total of 5,894 beds from Place Properties, L.P. of Atlanta, Georgia. Under terms of the transaction, Place Properties sold its owned portfolio to the Operating Partnership and then leased back the properties and operated them with the existing management team under a renewable, initial five-year lease agreement with the Trust. On February 1, 2008, the lease was terminated early, and we began operating these properties.
In 2007, we acquired land in Carbondale, Illinois and began construction on a student housing community near Southern Illinois University (referred to as “The Reserve at Saluki Point”). This represents the first community EDR is developing and building for its own ownership since becoming a public company. In 2008, we completed the development of the first phase of the property, which opened in August of 2008, and began development on a second phase, which is scheduled to open in August of 2009.
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
Our owned student housing communities typically have the following characteristics:
•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately 10 years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Properties
The following tables provide certain summary information about our owned properties as of December 31, 2008 (dollars in thousands). All of our owned properties are owned in fee with the exception of University Towers which is operated under a ground lease.

						Year Ended
						December 31, 2008
						Average	Monthly		Revenue per
		Year	Acquisition	# of	# of	Occupancy	Total		Available
Name	Primary University Served	Built	Date	Beds	Units	Rate(1)	Revenue		Bed(2)

Owned and Operated
NorthPointe	University of Arizona
	Tucson, Arizona	1999	Jan ’05	912	300	91.4%	$319		$350
The Reserve at Athens	University of Georgia Athens,
	Georgia	1999	Jan ’05	612	200	97.3	241		394
The Reserve at Clemson	Clemson University
	Clemson, South Carolina	1999	Jan ’05	590	177	93.6	190		322
Players Club	Florida State University
	Tallahassee, Florida	1994	Jan ’05	336	84	98.3	146		434
The Gables	Western Kentucky University
	Bowling Green, Kentucky	1996	Jan ’05	288	72	95.6	88		306
College Station	Augusta State University
	Augusta, Georgia	1989	Jan ’05	203	61	58.4	35		171
University Towers (5)	North Carolina State University
	Raleigh, North Carolina	1989	Jan ’05	953	251	75.5	450	(4)	472	(4)
The Pointe at South Florida	University of South Florida
	Tampa, Florida	1999	Jan ’05	1,002	336	85.8	370		369
Commons at Knoxville	University of Tennessee
	Knoxville, Tennessee	1999	Jan ’05	708	211	99.1	328		463
The Commons	Florida State University
	Tallahassee, Florida	1997	Jan ’05	732	252	84.9	249		340
The Reserve on Perkins	Oklahoma State University
	Stillwater, Oklahoma	1999	Jan ’05	732	234	96.6	244		334
The Reserve at Star Pass	University of Arizona
	Tucson, Arizona	2001	Jan ’05	1,020	336	92.7	384		376
The Pointe at Western	Western Michigan University
	Kalamazoo, Michigan	2000	Jan ’05	876	324	87.7	298		341
College Station at W. Lafayette	Purdue University West Lafayette, Indiana	2000	Jan ’05	960	336	94.7	351		366
Commons on Kinnear	The Ohio State University
	Columbus, Ohio	2000	Jan ’05	502	166	98.1	239		476
The Pointe	Pennsylvania State University
	State College, Pennsylvania	1999	Jan ’05	984	294	99.0	414		420
The Reserve at Columbia	University of Missouri
	Columbia, Missouri	2000	Jan ’05	676	260	97.8	249		369
The Reserve on Frankford	Texas Tech University
	Lubbock, Texas	1997	Jan ’05	737	243	88.8	232		315
The Lofts	University of Central Florida
	Orlando, Florida	2002	Jan ’05	730	254	98.3	444		609
The Reserve on West 31st	University of Kansas
	Lawrence, Kansas	1998	Jan ’05	720	192	95.6	242		336
Campus Creek	University of Mississippi
	Oxford, Mississippi	2004	Feb ’05	636	192	93.4	248		391
Pointe West	University of South Carolina
	Cayce, South Carolina	2003	Mar ’05	480	144	97.0	213		444
Campus Lodge	University of Florida
	Gainesville, Florida	2001	Jun ’05	1,116	360	91.6	566		507
College Grove	Middle Tennessee State University
	Murfreesboro, Tennessee	1998	Apr ’05	864	240	98.6	304		351
The Reserve on South College	Auburn University
	Auburn, Alabama	1999	Jul ’05	576	180	93.7	203		353
The Avenue at Southern	Georgia Southern University
	Statesboro, Georgia	1993	Jun ’06	624	214	84.2	193		309
The Reserve at Saluki Pointe	Southern Illinois University
	Carbondale, Illinois	2008	Aug ’08	528	132	99.0	239		452
Troy Place (6)	Troy State University
	Troy, Alabama	2000	Jan ’06	408	108	95.7	141		346
The Reserve at Jacksonville (6)	Jacksonville State University
	Jacksonville, Alabama	2000	Jan ’06	504	132	80.6	149		296
Macon Place (6)	Macon State College
	Macon, Georgia	1999	Jan ’06	336	84	84.6	104		311
Clayton Place (6)	Clayton College & State University
	Morrow, Georgia	1999	Jan ’06	854	221	68.4	255		298

							Year Ended
							December 31, 2008
							Average	Monthly	Revenue per
		Year		Acquisition	# of	# of	Occupancy	Total	Available
Name	Primary University Served	Built		Date	Beds	Units	Rate(1)	Revenue	Bed(2)

River Place (6)	State University of West Georgia
	Carrollton, Georgia	2000		Jan ’06	504	132	77.5	143	285
The Chase at Murray (6)	Murray State University
	Murray, Kentucky	2000		Jan ’06	408	108	83.8	113	276
Cape Place (6)	Southeast Missouri State University
	Cape Girardeau, Missouri	2000		Jan ’06	360	96	97.4	116	321
Clemson Place (6)	Clemson University	1998		Jan ’06	288	96	91.8	91	315
The Reserve at Martin (6)	University of Tennessee at Martin
	Martin, Tennessee	2000		Jan ’06	384	96	81.1	119	311
Berkeley Place (6)	Clemson University
	Clemson, South Carolina	1999		Jan ’06	480	132	83.2	143	297
Carrollton Place (6)	State University of West Georgia
	Carrollton, Georgia	1998		Jan ’06	336	84	95.8	110	327
The Pointe at Southern (6)	Georgia Southern University
	Statesboro, Georgia	1999		Jan ’06	528	132	78.9	151	285
Western Place (6)	Western Kentucky University
	Bowling Green, Kentucky	2000		Jan ’06	504	132	89.2	137	272

Total owned and operated properties		1999	(3)		24,991	7,598

(1)	Average of the physical month-end occupancy rates.

(2)	Monthly revenue per available bed for 2008 is equal to total revenue for the year ended December 31, 2008 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2008 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

(3)	Represents average for all properties in portfolio.

(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(5)	During 2008, the Trust sold the parking garage and land associated with the University Towers residence hall and subsequently entered into a 40-year ground lease.

(6)	During February 2008, the lease with Place Properties LLC was terminated, and EDR began operating these properties.

Mortgage and Construction Indebtedness
The following table contains summary information concerning the mortgage and construction debt encumbering our properties as of December 31, 2008:

	Outstanding as of
	December 31,		Maturity
Property	2008	Interest Rate	Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,291	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	60,263	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,492	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	72,106	6.02%	1/1/2016	30 Year
Campus Lodge	35,841	6.97%	5/1/2012	30 Year
Pointe West	10,637	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	42,854	3.91%	1/1/2014	30 Year
The Reserve on Frankford	7,020	3.81%	1/1/2014	30 Year
Reserve at Saluki Pointe	10,901	2.54%	6/28/2012	30 Year
Syracuse University Development Project	191	2.30%	9/29/2013	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
The Reserve at Jacksonville	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
The Chase at Murray	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
The Reserve at Martin	8,960	6.44%	12/9/2009	30 Year

Total debt /weighted average rate	441,056	5.77%
Unamortized premium	1,203

Total mortgage loans net of unamortized premium	442,259

Less current portion of mortgage debt	(101,631)

Total long-term debt, net of current portion	$340,628

The weighted average interest rate of the mortgage and construction indebtedness was 5.77% at December 31, 2008. Each of these mortgages is a non-recourse obligation subject to customary exceptions and has 30-year amortization. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.

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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the New York Stock Exchange under the symbol “EDR” on January 26, 2005. The initial public offering price of our common stock on such date was $16.00 per share. There were approximately 938 holders of record of the 28,518,966 shares outstanding on March 10, 2009. On the same day, our common stock closed at $2.85. The following table provides information on the high and low prices for our common stock on the NYSE and the dividends declared for 2007 and 2008:

			Distributions
	High	Low	Declared
Fiscal 2007
Quarter 1	$15.48	$13.99	$0.210
Quarter 2	14.99	13.69	0.210
Quarter 3	14.39	11.83	0.210
Quarter 4	14.10	10.75	0.210
Fiscal 2008
Quarter 1	$13.50	$10.29	$0.210
Quarter 2	14.31	11.65	0.210
Quarter 3	13.00	10.33	0.210
Quarter 4	10.83	2.60	0.103
Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on EDR regarding the payment of distributions, see Item 7, “Liquidity and Capital Resources — Revolving Credit Facility and Other Indebtedness,” and Note 10, “Debt,” to the accompanying Consolidated Financial Statements.
To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.
Direct stock purchase and dividend reinvestment plan
The Trust has amended and restated the dividend reinvestment and stock purchase plan which offers the following:
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
Shares of common stock purchased under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan will be either issued by EDR or acquired directly from third parties in the open market or in privately negotiated transactions. The purchase price per share of common stock acquired on any particular investment date will not be less than 95% of the average high and low sales price per share of the common stock on the NYSE on that particular day. We will determine the source of shares available through the plan based on market conditions, relative transaction costs and our need for additional capital. To the extent the plan acquires shares of common stock directly from EDR, we will receive additional capital for general corporate purposes.

During the three months ended December 31, 2008, in connection with the plan, we directed the plan administrator to purchase 2,211 shares of our common stock for $8 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the fourth quarter of 2008. We also directed the plan administrator to purchase 3,491 shares of our common stock for $16 in the open market for investors pursuant to the direct stock purchase component of the plan. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2008.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of	Shares that May
			Shares Purchased as	Yet Be
			Part of Publicly	Purchased
	Total Number	Average Price Paid per	Announced Plans or	Under the Plans
Period	of Shares(1)	Share	Programs	or Programs
October 1-31, 2008	449	$8.14	—	—
November 1-30, 2008	4,191	$3.74	—	—
December 1-31, 2008	1,062	$4.42	—	—

Total	5,702	$4.31	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN *
Among Education Realty Trust Inc., The S&P 500 Index
And The MSCI US REIT Index

*	$100 invested on 1/26/05 in stock or in index, including reinvestment of dividends. Fiscal year ending December 31.

	Period Ending
Index	01/26/05	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Education Reality Trust, Inc	100.00	112.57	82.17	110.59	101.28	98.90	81.68	87.59	41.82
S&P 500	100.00	102.31	108.21	111.14	125.30	134.02	132.18	116.44	83.28
MSCI US REIT	100.00	115.39	121.67	138.07	165.37	154.71	137.57	132.82	85.33
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

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2008.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options	Plans (excluding
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	832,000	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	832,000

(1)	Does not include 208,000 shares of restricted stock that are subject to vesting requirements and 275,000 PIUs which were issued through EDR’s 2004 Incentive Plan.

(2)	The 2004 Incentive Plan initially reserved 800,000 shares of our common stock for issuance under the plan. The amount of shares may be increased annually on January 1st of each year so that the total number of shares reserved under the 2004 Incentive Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.
Recent Sales of Unregistered Securities
For the year ended December 31, 2008, we issued 10,000 profits interest units to employees pursuant to EDR’s 2004 Incentive Plan. Profits Interest Units (“PIUs”) are units in Education Realty Limited Partner, LLC, a limited liability company controlled by us that holds a special class of partnership interests in Education Realty Operating Partnership, LP, our Operating Partnership. PIUs will not initially have full parity with common units of our Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of our Operating Partnership for all purposes and could accrete to an economic value equivalent to our shares of common stock on a one-for-one basis. If such parity is reached, vested PIUs may be exchanged into an equal number of shares of our common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value, if any, that may be realized for vested PIUs will be less than the value of an equal number of shares of our common stock. The issuance of these units was made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.
Item 6. Selected Financial Data.
We have not presented historical information for EDR prior to the completion of the IPO because we did not have material corporate operating activity during the period of time from our formation until the closing of our IPO.
The following table sets forth selected financial and operating data on a consolidated historical basis for EDR and on a combined historical basis for the legal entities that formerly made up the predecessor of EDR. For the periods presented prior to our IPO, the historical combined financial information for the predecessor of EDR includes:
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

The following information presented below does not provide all of the information contained in our financial statements, including related notes. You should read the information below in conjunction with the historical consolidated and combined financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
STATEMENT OF OPERATIONS DATA

					EDR
	Education Realty Trust, Inc.				Predecessor
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$107,566	$85,651	$81,202	$70,010	$17,896
Student housing food service revenue	2,378	2,359	3,634	3,491	3,137
Other leasing revenue	7,145	13,811	14,012	—	—
Third-party development consulting services	8,303	5,411	3,773	1,759	392
Third-party management revenue	3,672	3,391	2,796	1,968	1,326
Operating expense reimbursements	10,796	9,330	7,638	6,694	5,223

Total revenues	139,860	119,953	113,055	83,922	27,974

Operating expenses:
Student housing leasing operations	55,569	41,215	39,503	34,758	7,645
Student housing food service operations	2,257	2,236	3,318	3,275	2,899
Reimbursable operating expenses	10,796	9,330	7,638	6,694	5,223
General and administrative	16,348	14,561	12,331	12,549	3,545
Depreciation and amortization	29,417	32,223	34,035	26,845	3,120
Loss on asset impairment	2,021	—	—	—	—

Total operating expenses	116,408	99,565	96,825	84,121	22,432

Operating income (loss)	23,452	20,388	16,230	(199)	5,542
Nonoperating expenses	30,208	27,675	29,933	17,266	5,786

Loss before equity in earnings of unconsolidated entities	(6,756)	(7,287)	(13,703)	(17,465)	(244)
Equity in earnings (losses) of unconsolidated entities	(196)	(277)	740	880	1,002

Income (loss) before income taxes and minority interest	(6,952)	(7,564)	(12,963)	(16,585)	758
Taxes	1,123	258	659	497	—

Income (loss) before minority interest	(8,075)	(7,822)	(13,622)	(17,082)	758
Minority interest benefit	(128)	(39)	(404)	(1,073)	—

Income (loss) from continuing operations	(7,947)	(7,783)	(13,218)	(16,009)	758

Discontinued operations:
Income from operations of discontinued operations	—	788	973	475	—
Gain on sale of student housing property	—	1,579	—	—	—

Income from discontinued operations	—	2,367	973	475	—

Net income (loss)	$(7,947)	$(5,416)	$(12,245)	$(15,534)	$758

					EDR
	Education Realty Trust, Inc.				Predecessor
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)

Earnings per share information:
Income (loss) per share — basic and diluted
Continuing operations	(0.28)	(0.28)	(0.50)	(0.69)
Discontinued operations	—	0.08	0.04	0.02

Net loss per share	$(0.28)	$(0.20)	$(0.46)	$(0.67)

Weighted average common shares outstanding — basic and diluted	28,455,713	28,010,144	26,387,547	23,063,110

Distributions per common share	$0.82	$0.82	$1.10	$0.79

BALANCE SHEET DATA

	As of December 31,
					EDR
	Education Realty Trust, Inc.				Predecessor
	2008	2007	2006	2005	2004
			(In thousands)
Assets:
Student housing properties, net	$733,507	$732,979	$804,759	$620,305	$83,785
Other assets, net	44,140	34,481	30,699	83,744	5,089

Total assets	$777,647	$767,460	$835,458	$704,049	$88,874

Liabilities and equity:
Mortgage and construction notes payable	$442,259	$420,940	$423,933	$328,335	$81,111
Other indebtedness	32,900	11,500	69,400	—	—
Other liabilities	20,559	19,080	19,837	17,255	5,974

Total liabilities	495,718	451,520	513,170	345,590	87,085
Minority interest	14,669	18,121	19,289	27,926	—
Equity	267,260	297,819	302,999	330,533	1,789

Total liabilities and equity	$777,647	$767,460	$835,458	$704,049	$88,874

OTHER DATA (UNAUDITED)

	As of December 31,
					EDR
	Education Realty Trust, Inc.				Predecessor
	2008	2007	2006	2005	2004
	(In thousands, except per share and selected property information)
Funds from operations (FFO) (1):
Net income (loss)	$(7,947)	$(5,416)	$(12,245)	$(15,534)	$758
Gain on sale of student housing property, net of minority interest	—	(1,579)	—	—	—

Loss on sale of student housing assets	512	—	—	—	—

Student housing property depreciation and amortization of lease intangibles	28,819	31,780	33,680	26,845	3,120

Equity portion of real estate depreciation and amortization on equity investees	496	424	54	—	—
Depreciation and amortization of discontinued operations	—	711	2,048	2,323	—
Minority interest benefit	(128)	(6)	(355)	(1,040)	—

Funds from operations available to all share and unitholders	$21,752	$25,914	$23,182	$12,594	$3,878

Elimination of impairment and refinancing charges:

Development cost write-off, net of tax benefit	417	—	—	—	—

Loss on asset impairment	2,021	—	—	—	—
Loss on extinguishment of debt	4,360	—	—	—	—

Impact of impairment and refinancing charges	6,798	—	—	—	—

Funds from operations- adjusted available to all share and unitholders	$28,550	—	—	—	—

Cash flow information:
Net cash provided by operations	$26,011	$26,806	$25,187	$18,373	$3,068
Net cash provided by (used in) investing	(31,656)	33,399	(120,830)	(200,157)	(181)
Net cash provided by (used in) financing	10,614	(62,598)	40,408	243,445	(2,480)

	As of December 31,
					EDR
	Education Realty Trust, Inc.				Predecessor
	2008	2007	2006	2005	2004
	(In thousands, except per share and selected property information)
Per share and distribution data:
Net loss per share basic and diluted	$(0.28)	$(0.20)	$(0.46)	$(0.67)	$(2,220)
Cash distributions declared per share/unit	0.82	0.82	1.10	0.79	—
Cash distributions declared	25,797	22,985	29,114	18,721	—
Selected property information (2):
Units	7,598	5,913	5,913	5,699	1,146
Beds	24,991	18,571	18,571	17,947	3,896
Occupancy (3)	90.3%	93.6%	93.1%	92.0%	89.2%
Revenue per available bed (4)	$371	$384	$370	$368	$421

(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of minority interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

(2)	The selected property information represents all owned and operated properties for 2008 (40), 2007 (26), 2006 (26) and 2005 (25) (2007, 2006 and 2005 exclude the Place portfolio). For 2004, the data represents the seven properties owned by the EDR Predecessor, which are NorthPointe, The Reserve at Athens, The Reserve at Clemson, Players Club, The Gables, College Station and University Towers. This information excludes property information related to Tharpe (discontinued operations) for all years.

(3)	Average of the month-end occupancy rates for the period.

(4)	Revenue per available bed is equal to the total revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired properties are included prospectively from acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except selected property information and share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eleven sections:
•	Overview
•	Our Business Segments
•	Trends and Outlook
•	Critical Accounting Policies
•	Results of Operations
•	Liquidity and Capital Resources
•	Distributions
•	Off-Balance Sheet Arrangements
•	Funds From Operations
•	Inflation
•	Recent Accounting Pronouncements
We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, and the Risk Factors included in Item 1A. of this Annual Report on Form 10-K.
Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2007 and 2006 reflect the classification of the Village on Tharpe’s financial results as discontinued operations.
Overview
We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the ownership, acquisition, development and management of high quality student housing communities. We also provide student housing development consulting services and management services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high quality student housing communities in the United States in terms of total beds owned and under management.
We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through AOES and AODC, respectively. While we manage 100% of the properties we own, we do not recognize any fee income from their management on a consolidated basis. Furthermore, we do not recognize development fee income on a consolidated basis for properties that are being developed for ownership by the Trust.
We have elected to be taxed as a REIT for federal income tax purposes.
Our Business Segments
We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and development consulting services. We evaluate each segment’s performance based on pre-tax net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense, equity in earnings of unconsolidated entities and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the financial statements. Inter-company fees are reflected at their contractually stipulated amounts.
Student housing leasing
Student housing leasing revenue represented 87.4% of our revenue, excluding operating expense reimbursements, for the year ended December 31, 2008. Our revenue related to food service operations is included in this segment. Additionally, for all of 2007 and the first month of 2008, this segment included other leasing revenue related to the Place lease which was terminated on February 1, 2008.
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
The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2008 and 2007, approximately 69.3% and 68.5%, respectively, of our leased beds were to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.
Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year.
In 2007, we began developing projects for our ownership and plan to increase self-development activity going forward. During 2008, we opened our first wholly owned, self-developed property servicing Southern Illinois University.
Management services
Revenue from our management services segment, excluding operating expense reimbursements, represented approximately 6.0% of our revenue for the year ended December 31, 2008. These revenues are typically derived from multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.
Development consulting services
Revenue from our development consulting services segment, excluding operating expense reimbursements, represented approximately 6.6% of our revenue for the year ended December 31, 2008. Fees for these services are typically 3-5% of the total cost of a project and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our development consulting services business. Also, at times, we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project specific costs.
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

The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed construction timelines and budgets. To date, all of our development projects have completed construction in time for their targeted occupancy dates.
Trends and Outlook
Rents and occupancy
We expect the general trend of limited on-campus housing availability to continue for the foreseeable future, providing us with continued opportunities to maximize revenues through increased occupancy and/or rental rates in our owned portfolio. We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenue from the property. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations.
For the year ended December 31, 2008, same-community revenue per available bed increased to $390 and same-community physical occupancy decreased to 92.2% compared to revenue per available bed of $384 and physical occupancy of 93.4% for the year ended December 31, 2007. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages, and, at times, an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the exposure and reverse any negative trend.

On a same-community basis, the 2008-2009 lease year had an average rate growth of 4.9% and an occupancy decline of approximately 1.0%, excluding three communities in the currently challenging markets of Kalamazoo, Michigan, Gainesville, Florida, and Oxford, Mississippi. These three communities have faced significant new supply in their respective markets while enrollment at each school is flat or declining. Combined, these communities experienced a 13.8% decline in occupancy and a 3.0% decline in rate for the 2008-2009 lease term. We will continue to focus on improving occupancy at these communities, but it will take time for the imbalance to reach a level of equilibrium. In total, including these three communities, same-community average rates for the 2008-2009 lease year grew about 3.4% and occupancy declined approximately 2.9%.
Student housing operating costs
For the year ended December 31, 2008, same-community operating expense per bed increased to $192 compared to $185 for the same period in the prior year. This increase is primarily attributable to a rise in payroll related expenses, increased marketing expenses, higher utility costs, and a loss on the sale of the land and parking garage at our University Towers community. Excluding the impact of the land and parking garage sale, we experienced operating expense growth of over 4.5% in the first, second and third quarters of 2008 and a decline in operating expenses of 5.6% in the fourth quarter. Overall, excluding the impact of the land and parking garage sale, we had operating expense growth of 3.4% for the year ended December 31, 2008 as compared to 2.4% for the same period in 2007. We slowed the rate of expense growth in the fourth quarter with a targeted cost reduction plan. Specifically, we put in place selective staff reductions, a hiring freeze and a moratorium on wage increases at both the property and corporate levels. Furthermore, we curbed discretionary spending as we worked to improve our margins and strengthen our communities during the current volatile and unsettled US economic conditions.
General and administrative costs
In 2007, we experienced increases in salaries and staffing costs primarily related to the growth of each business segment and due to new systems implementation efforts. This trend continued in 2008 mainly due to the termination of the Place lease and the assumption of the management responsibilities over the Place Portfolio. In addition, $706 of development costs were written off in 2008 related to a project we are no longer pursuing as company owned. However, as mentioned above, we have put in place certain cost cutting measures to improve profitability going forward.

Termination of Place Lease
On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (“Place”) for 13 properties owned by the Trust but previously operated and managed by Place. Under the agreement, the Trust received a lease termination fee of $6,000. As a result of the lease termination, the Trust began managing these communities and began recognizing the results of operations for these communities in the Trust’s consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the communities exceeded certain criteria defined in the lease agreement. In the near term, the net operating income received from these communities is expected to be less than the rental income received under the lease; thus, potentially reducing our net income from continuing operations over the next 2 to 3 years. The Place Portfolio achieved an average occupancy of 81.9% compared to 87.8% for the prior lease year. During the year ended December 31, 2008, the Place Portfolio’s net operating income (including the other lease revenue received in January of 2008 of $1,145 prior to the termination) was $8,785 compared to other lease revenue of $13,811 in 2007. The Trust negotiated the lease termination fee of $6,000 in part to offset the expected shortfall in operating results of the communities. Over time, we expect to be able to improve the operating results of the Place Portfolio through revenue growth driven by improved marketing and customer service strategies. However, as with all its communities, management continually assesses each community and their respective markets to determine if such growth is achievable or if other alternatives should be pursued.
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
Student housing leasing revenue recognition
Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, this segment included, other leasing revenue related to the Place Portfolio lease, which was terminated February 1, 2008. Additional information is included below regarding revenue recognition for student housing food service and other leasing revenue.
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
Revenue and cost recognition of development consulting services
Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Occasionally, our development consulting contracts include a provision whereby we can participate in project savings resulting from our successful cost management efforts. We recognize these revenues once all contractual terms have been satisfied and we have no future performance requirements. This typically occurs after construction is complete. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period, and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized from financial reporting purposes. Because REITs are required to distribute 90% of their taxable income, our distribution requirement with respect to our income from third-party services may exceed that reflected as net income for financial reporting purposes from such activities.
We also periodically enter into joint venture arrangements whereby we provide development consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected after net operating income in our consolidated statement of operations as equity in earnings of unconsolidated entities. Our revenue and operating expenses could fluctuate from period to period based on the extent we utilize joint venture arrangements to provide third-party development consulting services.
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
Student housing properties classified as held for sale are based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. In 2007 and 2006 the operations pertaining to the Village on Tharpe were classified as discontinued operations as the property was sold during 2007. No assets were held for sale during 2008.

Repairs and maintenance
The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use and are recorded as restricted cash on our consolidated balance sheet.
Long lived assets — impairment
In accordance with SFAS No. 144, management is required to assess whether there are any indicators that our real estate assets may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property, based on its intended use, is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income. As a result of management’s assessment during the fourth quarter of 2008, the Trust recognized an impairment loss of $1,633.
Use of Estimates
Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting revenue under the percentage of completion method, useful lives of student housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with student housing property acquisitions, the determination of fair value for impairment assessments, and in recording the allowance for doubtful accounts. Actual results could differ from those estimates.
We review our assets, including our student housing properties, properties under development, and goodwill for potential impairment indicators whenever events or circumstances indicate that the carrying value might not be recoverable. Impairment indicators include, but are not limited to, declines in our market capitalization, overall market factors, changes in cash flows, significant decreases in net operating income and occupancies at our operating properties, changes in projected completion dates of our development projects, and sustainability of development projects. Our tests for impairment were based on the most current information available and if conditions change or if our plans regarding our assets change, it could result in additional impairment charges in the future. However, based on our plans with respect to our operating properties and those under development, we believe the carrying amounts are recoverable.
Results of Operations for the Years Ended December 31, 2008 and 2007

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$107,566	$—	$—	$—	$107,566	$85,651	$—	$—	$—	$85,651
Student housing food service revenue	2,378	—	—	—	2,378	2,359	—	—	—	2,359
Other leasing revenue	7,145	—	—	—	7,145	13,811	—	—	—	13,811
Third-party development consulting services	—	8,303	—	—	8,303	—	5,411	—	—	5,411
Third-party management services	—	—	3,672	—	3,672	—	—	3,391	—	3,391
Intersegment revenues	—	661	4,306	(4,967)	—	—	—	3,428	(3,428)	—
Operating expense reimbursements	—	—	—	10,796	10,796	—	—	—	9,330	9,330

Total revenues	117,089	8,964	7,978	5,829	139,860	101,821	5,411	6,819	5,902	119,953

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Operating expenses:
Student housing leasing operations	55,569	—	—	—	55,569	41,215	—	—	—	41,215
Student housing food service operations	2,257	—	—	—	2,257	2,236	—	—	—	2,236
General and administrative	3	4,196	7,234	(337)	11,096	105	2,787	6,628	—	9,520
Intersegment expenses	4,306	—	—	(4,306)	—	3,428	—	—	(3,428)	—
Reimbursable operating expenses	—	—	—	10,796	10,796	—	—	—	9,330	9,330

Total operating expenses	62,135	4,196	7,234	6,153	79,718	46,984	2,787	6,628	5,902	62,301

Net operating income (loss)	54,954	4,768	744	(324)	60,142	54,837	2,624	191		57,652
Nonoperating expenses(1)	60,213	(76)	—	—	60,137	58,111	—	—	—	58,111

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(5,259)	4,844	744	(324)	5	(3,274)	2,624	191	—	(459)
Equity in earnings of unconsolidated entities	(192)	(4)	—	—	(196)	(510)	233	—	—	(277)

Income (loss) before taxes, minority interest and discontinued operations(2)	$(5,451)	$4,840	$744	$(324)	$(191)	$(3,784)	$2,857	$191	$—	$(736)

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations:

	2008	2007
Net loss before taxes, minority interest and discontinued operations for reportable segments	$(191)	$(736)
Other unallocated corporate expenses	(6,761)	(6,828)

Net loss before income taxes, minority interest and discontinued operations	$(6,952)	$(7,564)

Student housing leasing
Student housing operating statistics for all owned and operated properties for 2008 and 2007 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007 (9)	Difference
Occupancy
Physical (1)	90.3%	93.5%	(3.2)%
Economic (2)	87.1%	90.9%	(3.8)%
NarPAB (3)	$349	$360	$(11)
Other income per avail. bed (4)	$22	$24	$(2)
RevPAB (5)	$371	$384	$(13)

Operating expense per bed (6) (7)	$190	$185	$5
Operating margin	48.8%	51.9%	(3.1)%
Design Beds (8)	290,312	222,852	67,460

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	For the year ended December 31, 2008, approximately $2 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 5 in the consolidated financial statements) is excluded.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for year ended December 31, 2008 due to the termination of the lease with Place.

(9)	This information excludes property information related to Tharpe (discontinued operations).
The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 3.2%, a decline in RevPAB of 3.4% and a decline in margins of 310 basis points. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of assuming management of the Place Portfolio, whose underlying economics are currently different from our existing communities. For the year ended December 31, 2008, the Place Portfolio had an average physical occupancy of 83.3%, RevPAB of $301, and operating margins of 39.2% compared to 92.2%, $390, and 50.8%, respectively, on a same community basis.
Student housing operating statistics for same-community properties for 2008 and 2007 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007 (9)	Difference
Occupancy
Physical (1)	92.2%	93.4%	(1.2)%
Economic (2)	89.2%	90.9%	(1.7)%
NarPAB (3)	$365	$359	$6
Other income per avail. bed (4)	$25	$25	$—
RevPAB (5)	$390	$384	$6

Operating expense per bed (6) (7)	$192	$185	$7
Operating margin	50.8%	51.9%	(1.1)%
Design Beds (8)	222,838	222,852	(14)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	For the year ended December 31, 2008, approximately $2 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 5 in the consolidated financial statements) is excluded.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for year ended December 31, 2008 due to the termination of the lease with Place.

(9)	This information excludes property information related to Tharpe (discontinued operations).
Total revenue in the student housing leasing segment was $117,089 for the year ended December 31, 2008. This represents an increase of $15,268, or 15.0%, from the same period in 2007. Student housing leasing revenue increased 25.6%, contributing $21,915 to the overall increase, while student housing food service revenue contributed growth of $19. These increases were offset by a decline in other leasing revenue of $6,666 as a result of the Place lease termination. Subsequent to the termination in February 2008, we began managing the Place Portfolio and therefore the majority of the increase in student housing leasing revenue is attributable to leasing revenues related to the Place properties of $19,485 since the termination date. Other leasing revenue for the year ended December 31, 2008 includes the lease termination fee revenue of $6,000 and January 2008 base rent of $1,145 compared to $13,811 of lease revenue recognized in the prior year. Same-community revenue growth of 1.4% year over year contributed to a $1,237 increase in student housing leasing revenue. The growth in same-community revenue for the period was driven by a 2.8% improvement in rental rates, representing an increase of $2,427 that was offset by a 130 basis point decline in occupancies, representing a decline of $1,138. Furthermore, same-community revenue declined $80 due to more vacant days during the turn period in the current leasing year compared to the prior leasing year. The Reserve at Saluki Point, which opened in August of 2008, also contributed $1,193 to the increase in student housing leasing revenue.
Operating expenses in the student housing leasing segment increased $15,151, or 32.2%, to $62,135 for the year ended December 31, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $14,354, or 34.8%, over the prior year, with an increase of $11,845, or 28.7%, attributable to operating expenses associated with managing the Place Portfolio since the termination as discussed above. A 4.7% growth in same community operating expenses contributed $1,930 of expense increase while $496 came from The Reserve at Saluki Point community that opened in August of 2008. Furthermore, an additional $82 in pre-opening expenses were incurred for properties under development.
The same-community operating expense growth of $1,930 includes the impact of a $225 real estate tax refund in the first quarter of 2007 and a $512 loss on sale of the land and parking garage at the University Towers community in February 2008. Excluding these two items same community operating expenses grew $1,193, or 2.9%, for the year ended December 31, 2008. A trend of higher operating expenses occurred in the first three quarters of 2008 across most expense categories. In response to this trend management implemented cost containment measures to control discretionary spending and took steps to solidify the Trust’s cost structure through staff reduction, hiring freezes and wage freezes. As a result, same community operating expenses were reduced during the fourth quarter of 2008 and were $593 below the fourth quarter of 2007.
Since the lease termination on February 1, 2008, the Place Portfolio produced net operating income of $7,640 for the eleven months ended December 31, 2008 on student housing leasing revenue of $19,485 and operating expenses of $11,845. The net operating income of $7,640 for the eleven months ended December 31, 2008, represents a $5,026 or $0.17 per share/unit decrease from the $12,666 of other lease revenue received under the lease agreement with Place during the same eleven month period ended December 31, 2007. The Trust negotiated the lease termination fee in part to offset the expected shortfall in operating results of the communities. However, the noted shortfall through December 31, 2008 was more than originally projected due to occupancy issues at several communities that were more significant than expected. The Place Portfolio opened the 2008-2009 lease year with an average occupancy of 81.9% compared to 87.8% in the prior year. Over time, the Trust expects to be able to improve the operating results of the Place Portfolio through revenue growth driven by improved marketing and customer service strategies.

Nonoperating expenses increased $2,102 to $60,213 for the year ended December 31, 2008, as compared to same period in 2007. This increase was primarily driven by a $4,360 loss on the early retirement of debt, an impairment loss of $1,633 related to student housing assets and an impairment loss of $388 related to goodwill. These impairment and refinancing charges were offset by $2,943 decline in depreciation expense due primarily to fully depreciated assets that remain in service and a $1,474 decline in interest expense. Interest expense benefited from a lower average outstanding debt balance, an approximate 300 basis point drop in interest rates related to the Amended Revolver, and capitalized interest of $439 related to ongoing development projects.
Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the year ended December 31, 2008, equity in earnings was a loss of $192 compared to a loss of $510 in the prior year. The improvement comes from a full year of operations in our joint venture community in Greensboro, North Carolina as well as better operating results from the three existing investments, which are a result of the management company’s focused efforts to improve performance for the joint venture owners.
Development consulting services
The following table represents the development consulting projects that were active during the years ended December 31, 2008 and 2007:

			Recognized Earnings
Project	Beds	Fee Type	2008	2007	Difference
Slippery Rock University — Phase I	1,390	Development fee	$—	$46	$(46)
Indiana University of Pennsylvania — Phase I	734	Development fee	—	1,597	(1,597)
University of Michigan	895	Development fee	314	285	29
University of North Carolina — Greensboro	600	Construction oversight fee	—	50	(50)
University of Alabama — Tuscaloosa	631	Development fee	670	978	(308)
Slippery Rock University — Phase II	746	Development fee	1,019	1,067	(48)
Indiana University of Pennsylvania — Phase II	1,102	Development fee	2,341	1,378	963
Fontainebleu Renovation Project	435	Development fee	171	10	161
West Chester — Phase I	1,197	Development fee	2,033	—	2,033
Indiana University of Pennsylvania — Phase III	1,084	Development fee	1,339	—	1,339
Colorado State University — Pueblo	253	Development fee	234	—	234
Auraria Higher Education System	685	Development fee	182	—	182
Southern Illinois University — Carbondale	528	Construction oversight fee	199	—	199
Syracuse University	432	Development fee	462	—	462

Development consulting services			$8,964	$5,411	$3,553

California University of Pennsylvania — Phase V	354	Development fee	$—	$124	$(124)
University of North Carolina — Greensboro	600	Development fee	—	118	(118)
University of Louisville — Phase III	359	Development fee	—	(9)	9
Other			(4)	—	(4)

Equity in earnings of unconsolidated entities			$(4)	$233	$(237)

Development consulting services revenue increased $3,553, or 65.7%, to $8,964 for the year ended December 31, 2008, as compared to the same period in 2007. The increase in revenue is indicative of an increase in the number and size of projects as well as an increase in development fee incentives earned by completing projects under budget. There were eight main projects representing 6,237 beds and a renovation project active in 2008 compared to five active projects representing 4,108 beds and a renovation project active in 2007. In 2008, approximately $852 of contingent fees were recognized related to the previously completed University of Alabama and Auraria Higher Education System projects. The construction oversight fee and development fee recognized for Southern Illinois University-Carbondale and Syracuse University, respectively, are intersegment revenue related to projects developed for the Trust’s ownership; therefore, they are eliminated in the accompanying consolidated financial statements.

Equity in earnings of unconsolidated entities in the development consulting services segment decreased $237 from the prior year to a loss of $4 in the current year. There were two joint ventures with active development projects in 2007, and none in 2008, which reflects the Trust’s desire to provide third-party development services directly and not through joint venture arrangements.
General and administrative costs in the third-party development consulting services segment increased $1,409 to $4,196 for the year ended December 31, 2008, as compared to the same period in 2007. About $703, or 50% of the increase, is a result of increases in staffing and related expenses and corporate overhead costs allocated to the segment to support the 65.7% growth in revenue. The other 50% of the increase represents a $706 write off of development costs related to a project we are no longer pursuing as company owned. As discussed under the student housing leasing section, management has implemented certain cost control measures focused on reducing the rate of expense growth across the company that are expected to impact general and administrative costs in the development consulting services segment.
Nonoperating expenses included $76 of interest income, primarily related to the Trust advancing predevelopment costs under predevelopment agreements, for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.
Management services
Total management services revenue increased by $1,159, or 17.0%, to $7,978 for the year ended December 31, 2008, as compared to the same period in 2007. The addition of managing the Place Portfolio as discussed under “Student housing leasing” above contributed to $878 of the increase by way of intersegment revenue while third-party management fee revenue increased $281, or 8.3%, to $3,672 for the year ended December 31, 2008. The increase in third-party fees consists of $48 related to two new management contracts entered into at various times during 2007, $108 related to three new management contracts entered into in 2008, $91 related to one community that came out of development in 2007 and $66 related to one community that came out of development in 2008. In addition, a 6.4% increase in revenue from existing contracts contributed $183 of revenue growth. These increases were partially offset by a decrease of $215 in third-party fees as a result of three contracts that were terminated in 2007.
During 2008, the Trust also received notice of termination related to the management of a five property portfolio in Michigan. The owner chose to take management in-house and terminated the management agreement with the Trust effective October 8, 2008. On an annualized basis the Trust recognized fees of approximately $420 or $248 on an after-tax basis. As the Trust received a termination fee, the impact of the termination on 2008 operating results was minimal.
General and administrative costs for our third-party management services segment increased $606 to $7,234 for the year ended December 31, 2008, as compared to the same period in 2007. This increase is due to increases in staffing and related costs resulting from the management of the Place Portfolio. As discussed under the student housing leasing section, management has implemented certain cost control measures focused on reducing the rate of expense growth across the company that are expected to impact general and administrative costs in the management services segment.
Unallocated corporate expenses
Unallocated corporate expenses represent general and administrative and nonoperating expenses that are not allocated to any of our business segments. For the year ended December 31, 2008, unallocated corporate expenses decreased $67, or 1.0%, to $6,761. The majority of this decrease is due to an increase in interest income of $231 primarily related to an intercompany loan between the Operating Partnership and the University Towers student housing community and a decrease in deferred financing costs of $224 related to the write-off of deferred financing fees associated with the Term Loan that was repaid in the second quarter of 2007. These favorable variances were offset by higher salary and overhead costs related to growth driven increases in head count. As discussed under the student housing leasing section, management has implemented certain cost control measures focused on reducing the rate of expense growth across the company.

Results of Operations for the Years Ended December 31, 2007 and 2006

	Year Ended December 31, 2007					Year Ended December 31, 2006
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:

Student housing leasing revenue	$85,651	$—	$—	$—	$85,651	$81,202	$—	$—	$—	$81,202
Student housing food service revenue	2,359	—	—	—	2,359	3,634	—	—	—	3,634
Other leasing revenue	13,811	—	—	—	13,811	14,012	—	—	—	14,012
Third-party development consulting services	—	5,411	—	—	5,411	—	3,773	—	—	3,773
Third-party management services	—	—	3,391	—	3,391	—	—	2,796	—	2,796
Intersegment revenues	—	—	3,428	(3,428)	—	—	—	3,298	(3,298)	—
Operating expense reimbursements	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total revenues	101,821	5,411	6,819	5,902	119,953	98,848	3,773	6,094	4,340	113,055

Operating expenses:
Student housing leasing operations	41,215	—	—	—	41,215	39,503	—	—	—	39,503
Student housing food service operations	2,236	—	—	—	2,236	3,318	—	—	—	3,318
General and administrative	105	2,787	6,628	—	9,520	21	2,210	5,004	—	7,235
Intersegment expenses	3,428	—	—	(3,428)	—	3,298	—	—	(3,298)	—
Reimbursable operating expenses	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total operating expenses	46,984	2,787	6,628	5,902	62,301	46,140	2,210	5,004	4,340	57,694

Net operating income (loss)	54,837	2,624	191		57,652	52,708	1,563	1,090	—	55,361
Nonoperating expenses(1)	58,111	—	—	—	58,111	62,660	—	—	—	62,660

Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(3,274)	2,624	191	—	(459)	(9,952)	1,563	1,090	—	(7,299)
Equity in earnings of unconsolidated entities	(510)	233		—	(277)	(74)	814	—	—	740

Income (loss) before taxes, minority interest and discontinued operations(2)	$(3,784)	$2,857	$191	$—	$(736)	$(10,026)	$2,377	$1,090	$—	$(6,559)

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)	The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, minority interest and discontinued operations to EDR’s consolidated net income (loss) before income taxes, minority interest and discontinued operations:

	2007	2006
Net loss before taxes, minority interest and discontinued operations for reportable segments	$(736)	$(6,559)
Other unallocated corporate expenses	(6,828)	(6,404)

Net loss before income taxes, minority interest and discontinued operations	$(7,564)	$(12,963)

Student housing leasing
Overall average physical occupancy and Revenue per Available Bed (“RevPAB”) for 2007 and 2006 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006	Difference
Occupancy
Physical (1)	93.5%	93.1%	0.4%
Economic (2)	90.9%	91.1%	(0.2)%
NarPAB (3)	$360	$346	$14
Other income per avail. bed (4)	$24	$24	$—
RevPAB (5)	$384	$370	$14

Operating expense per bed (6)	$185	$180	$5
Operating margin	51.9%	51.4%	0.5%
Design Beds (7)	222,852	219,732	3,120

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/app fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other misc.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period, excluding Place properties.
Total revenue in the student housing leasing segment was $101,821 for 2007. This represents an increase of $2,973 or 3.0% from the same period in 2006. Student housing leasing revenue increased 5.5%, contributing $4,449 to the overall increase. Student housing leasing revenue growth consisted of a $959 increase related to the acquisition of the Players Club located in Statesboro, Georgia in June of 2006, and a $3,490 or 4.4% increase in same community revenue. Growth in same community revenue was driven by an approximate 2.5% improvement in rates, 0.8% improvement in occupancy, 0.2% improvement in other income and a 0.9% increase due to less vacant days during the turn period in the current leasing year compared to the prior leasing year. Growth in rates and occupancy are a result of good marketing campaigns, resident satisfaction, quality facilities and continued growth in the underlying demographics of university enrollment and the college age population. Offsetting the improvement in student housing leasing revenue was a $1,275 decline in student housing food service revenue, which was the result of terminating a contract to provide food service to an unaffiliated secondary boarding school in California on December 31, 2006. Other leasing revenue, which represents revenue on a master lease of 13 properties to a third-party, decreased $201 in 2007 compared to the same period in 2006. The decrease in other leasing revenue is due to a decline in the additional rent recognized for 2007 compared to 2006. This loss of additional rent is reflective of declining performance at the properties, which was a leading factor in the lease termination on February 1, 2008.
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
Development consulting services
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
Management services
Total management services revenue increased by $725 or 11.9% to $6,819 for 2007, as compared to 2006. Growth in our owned portfolio period over period as discussed under student housing leasing above contributed to $130 of the increase by way of intersegment revenue, while third-party management fee revenue increased $595 or 21.3% to $3,391 for 2007. The increase in third-party fees consists of $562 related to nine new management contracts entered into during 2007, $50 related to a community that came out of development in August of 2006, $387 related to four contracts entered into in the fall of 2006 to manage properties for which we also have an ownership interest, and $38 related to revenue growth in existing contracts. These increases were partially offset by a decrease of $442 in third-party fees as a result of three terminated contracts, including one contract related to a property purchased by one of the EDR’s joint ventures and is included in the new contracts noted above.

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

Liquidity and Capital Resources
Revolving credit facility and other indebtedness
The Operating Partnership has an amended and restated revolving credit facility. The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009. However, the Operating Partnership has met the extension requirements and has exercised its option to extend the maturity date until March 30, 2010, under existing terms. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (2.78% at December 31, 2008).
There is a maximum of $100,000 available under the Amended Revolver; however, availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of December 31, 2008, our borrowing base was $51,075, we had $32,900 outstanding and we had a letter of credit outstanding of $1,512; thus, our borrowing base availability was $16,663. We do, however, have additional unmortgaged properties that can be pledged against the line to increase total availability.
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
On December 31, 2008, the Trust entered into a $222,000 secured credit facility and used initial proceeds of approximately $197,735 to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009. The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, $2,052 in deferred financing costs, pay down the Amended Revolver and pay for other corporate working capital needs. The Trust recognized a loss of $4,360 on the early retirement of debt. The initial borrowings under the secured credit facility consist of fixed rate loans of approximately $15,492, $72,106 and $60,263 with maturities of five, seven and ten-year terms, respectively. The annual fixed interest rates are 5.99%, 6.02% and 6.02%, respectively. The facility also provided five-year variable interest rate loans based on 30-day LIBOR totaling approximately $49,874. The variable rate loans are currently priced at a weighted average of 3.90% per annum.
The Trust has approximately $98,660 of mortgage debt due to mature in December of 2009. Management is currently engaged in negotiating replacement financing for this debt maturity. The ability to find other replacement financing is not guaranteed and the cost of any such financing could be substantially higher than current debt costs. At December 31, 2008, the Trust had ten properties unencumbered by mortgage debt. Six of these ten properties have, however, been pledged as collateral against any borrowing under our Amended Revolver.

Liquidity outlook and capital requirements
At December 31, 2008, we had $9,003 of cash, an increase of $4,969 from December 31, 2007. During the year ended December 31, 2008, we generated $26,011 of cash from operations, received $2,578 of proceeds from the sale of the land and parking garage at our University Towers property, and drew $10,679 and $413 on the construction loans related to the company owned developments in Carbondale, Illinois and Syracuse, New York, respectively. Furthermore, we drew down an additional $21,400 on the Amended Revolver and increased mortgage debt by $12,178 as part of replacing $185,557 of mortgages that were coming due in July of 2009. This allowed us to invest $22,576 in new developments and distribute $25,797 to our stockholders and unitholders.
Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.41 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations. Distributions for 2008 totaled $25,797 or $0.86 per weighted average share/unit, compared to cash provided by operations of $26,011, or $.87 per weighted average share/unit for the same period. Excluding the $6,000 in lease termination revenue recognized during 2008, cash provided by operations was $20,011 or $0.67 per weighted average share/unit. The Trust’s Board of Directors lowered the annual dividend from $0.82 to $0.41 per share/unit beginning in 2009. The 2009 dividend policy is expected to result in the Trust retaining approximately $12,000 of cash, which will further strengthen liquidity. Distributions for 2007 totaled $24,203 or $0.82 per weighted average share/unit, compared to cash provided by operations of $26,806, or $0.91 per weighted average share/unit, for the same period.
We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including our credit facility, public capital markets as well as private sources of capital. To the extent that we are unable to maintain our Amended Revolver or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs. The stock market has recently experienced extreme price and volume fluctuations. These broad market fluctuations could adversely impact our ability to utilize the capital markets.
Based on our closing share price of $5.22 on December 31, 2008, our total enterprise value was $628,656. With total debt outstanding on December 31, 2008 of $473,956, our current debt to enterprise value was 75.4%. With gross assets outstanding on December 31, 2008 of $892,125, which excludes accumulated depreciation of $114,090, our current debt to gross assets was 53.1%. We believe our capital structure, current FFO targets and availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and limited future student housing investments. Additional external capital resources would be necessary to fund significant future investments.
As noted earlier, we have $98.6 million of mortgage debt due to mature in December of 2009. If capital and equity markets continued to erode significantly and we can not find replacement financing, we would not have enough existing liquidity (from operations or the Amended Revolver) to repay the debt. If that were to happen, management would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing. If we are unable to find replacement financing, the nine encumbered communities would be turned over to the lender and we could cross default our Amended Revolver. In response to this possible but unlikely scenario, management has reviewed its cash uses and sources and has identified plans that could be implemented to repay the outstanding balance on the Amended Revolver. These steps could include elimination of or the payment in kind of the dividend, suspension of capital spend, cost reductions, an equity raise and possible asset disposals. Additionally management has assessed that the remaining assets in the portfolio would produce sufficient cash flows to fund operating cash needs and meet remaining debt service requirements in the near term.

We intend to invest in additional properties only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage, property secured debt, construction loans or our Amended Revolver. We intend to finance property acquisitions and self development projects over the longer term with the proceeds from additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units of our Operating Partnership. There can be no assurance, however, that such financing will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.
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
In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened the Trust’s first wholly owned, self-developed property in August of 2008 which serves Southern Illinois University. At December 31, 2008, costs totaling $6,572 have also been capitalized related to the ongoing developments at Syracuse University and a second phase at Southern Illinois University. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust. In 2008, costs totaling $706 were written off during the fourth quarter. These were previously capitalized development costs related to a development project that we have elected not to pursue for ownership.
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
Capital expenditures
The historical recurring capital expenditures at our owned and managed communities, which in 2008 includes the 13 properties related to the Place Portfolio when management of these properties was assumed by the Trust, are set forth as follows:

	As of and for the Years Ended
	December 31,
	2008	2007	2006
Total units	7,466	6,400	6,400
Total beds	24,463	20,125	20,125
Total recurring capital expenditures	$3,815	$2,487	$2,222
Average per unit	$510.98	$388.56	$347.25
Average per bed	$155.95	$123.57	$110.43
Recurring capital expenditures exclude capital spending on renovations, community repositioning or other major periodic projects. Capital expenditures associated with newly developed properties are typically capitalized as part of their development costs. As a result such properties typically do not require recurring capital expenditures until their second year of operation or later.

Additionally, we are required by certain of our lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged properties. These contributions are typically less than but could exceed the amount of capital expenditures actually incurred during any given year at such properties.
Commitments
The following table summarizes our contractual obligations as of December 31, 2008:

	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total

Contractual Obligations:
Long-Term Debt Obligations(1)	$101,631	$40,113	$110,905	$221,307	$473,956
Contractual Fixed Interest Obligations(2)	25,105	37,658	28,694	25,312	116,769
Operating Lease and Future Purchase Obligations(3)	4,600	7,207	6,059	952	18,818
Capital Reserve Obligations(4)	1,584	2,736	2,560	2,582	9,462

Total	$132,920	$87,714	$148,218	$250,153	$619,005

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under Amended Revolver and Term Loan agreements. The first mortgage debt does not include $1,203 of unamortized debt premium.

(2)	Includes contractual fixed-rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.
Long-term indebtedness
As of December 31, 2008, ten of our properties were unencumbered by mortgage debt. Six of these ten properties have, however, been pledged as collateral against any borrowing under our Amended Revolver.
At December 31, 2008, we had outstanding indebtedness of $475,159 (net of unamortized debt premium of $1,203). The scheduled future maturities of all outstanding indebtedness at December 31, 2008 are as follows:

Year
2009	$101,631
2010	36,348
2011	3,765
2012	78,417
2013	32,488
Thereafter	221,307

Total	473,956
Debt premium	1,203

Outstanding as of December 31, 2008, net of debt premium	$475,159

At December 31, 2008, the outstanding mortgage debt had a weighted average interest rate of 5.77% and carried an average term to maturity of 4.81 years.
In 2009, $98,660 of the $101,631 scheduled debt payments represents maturing debt ($2,971 of amortizing debt principal).
In addition to mortgage debt, the Trust also had $32,900 outstanding under the Amended Revolver. The Amended Revolver has a term of three years and matures on March 31, 2009. However, the Operating Partnership has met the extension requirements and has exercised its option to extend the maturity date until March 30, 2010, under existing terms. The Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage (2.78% at December 31, 2008).

Distributions
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock. All such distributions are authorized at the discretion of our board of directors. We may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.
The Trust’s Board of Directors lowered the annual dividend from $0.82 to $0.41 per share/unit beginning in 2009. The 2009 dividend policy is expected to result in the Trust retaining approximately $12.0 million of cash, which will further strengthen liquidity.
On January 5, 2009, we announced our fourth quarter distribution of $0.1025 per share of common stock for the quarter ended on December 31, 2008. The distribution is payable on February 16, 2009 to stockholders of record at the close of business on January 30, 2009.
Off-Balance Sheet Arrangements
As discussed in note 8 to the consolidated financial statements, we hold investments in unconsolidated entities. Three of these unconsolidated entities have third-party mortgage indebtedness totaling $89,414 at December 31, 2008.
Additionally, on May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in December of 2009.
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

The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006

Net loss	$(7,947)	$(5,416)	$(12,245)
Gain on sale of student housing property, net of minority interest	—	(1,579)	—
Loss on sale of student housing assets	512	—	—
Student housing property depreciation and amortization of lease intangibles	28,819	31,780	33,680
Equity portion of real estate depreciation and amortization on equity investees	496	424	54
Depreciation and amortization of discontinued operations	—	711	2,048
Minority interest benefit	(128)	(6)	(355)

Funds from operations available to all share and unit holders	$21,752	$25,914	$23,182

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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial condition and results of operations.
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
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2008, we had fixed rate debt of $380,090. Holding other variables constant a 100 basis point increase in interest rates would cause a $14,239 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $15,246 increase in the fair value of our fixed rate debt. At December 31, 2008, 80.2% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 6.11% and an average term to maturity of 4.82 years.
At December 31, 2008, we also had $32,900 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.
At December 31, 2008, we had a $10,901 construction loan related to the development of a wholly owned student apartment community near Southern Illinois University. The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through July 21, 2010. Commencing with the quarter ended June 30, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until June 14, 2012, with principal and interest being repaid on a monthly basis. We borrowed $191, out of an available $14,300, related to the development of a wholly owned student apartment community at Syracuse University. The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.
Additionally, in 2008, we borrowed $49,874 to refinance mortgage debt. The loans bear interest at 30-day LIBOR plus an applicable margin and mature on January 1, 2014. In order to hedge the interest rate risk associated with these loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120. The interest rate cap effectively limits the interest rate on $49,874 of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gain or loss associated with this derivative instrument in earnings.
We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8. Financial Statements and Supplementary Data.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee
We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
March 16, 2009

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2008	2007
	(Amounts in thousands, except share
	and per share data)
ASSETS
Assets:
Student housing properties, net	$733,507	$732,979
Assets under development	6,572	5,675
Corporate office furniture, net	1,465	1,693
Cash and cash equivalents	9,003	4,034
Restricted cash	5,595	8,188
Student contracts receivable, net	533	329
Receivable from affiliate	25	18
Receivable from managed third parties	401	606
Goodwill and other intangibles, net	3,111	3,531
Other assets	17,435	10,407

Total assets	$777,647	$767,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$442,259	$420,940
Revolving line of credit	32,900	11,500
Accounts payable	303	1,397
Accrued expenses	10,302	9,695
Accounts payable affiliate	—	60
Deferred revenue	9,954	7,928

Total liabilities	495,718	451,520

Minority interest	14,669	18,121

Commitments and contingencies (see Note 16)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,475,855 and 28,431,855 shares issued and outstanding as of December 31, 2008 and 2007, respectively	285	284
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	308,356	330,969
Warrants	—	—
Accumulated deficit	(41,381)	(33,434)

Total stockholders’ equity	267,260	297,819

Total liabilities and stockholders’ equity	$777,647	$767,460

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2008	2007	2006
	(Amounts in thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$107,566	$85,651	$81,202
Student housing food service revenue	2,378	2,359	3,634
Other leasing revenue	7,145	13,811	14,012
Third-party development services	8,303	5,411	3,773
Third-party management services	3,672	3,391	2,796
Operating expense reimbursements	10,796	9,330	7,638

Total revenues	139,860	119,953	113,055

Operating expenses:
Student housing leasing operations	55,569	41,215	39,503
Student housing food service operations	2,257	2,236	3,318
General and administrative	16,348	14,561	12,331
Depreciation and amortization	29,417	32,223	34,035
Loss on impairment of student housing property	1,633	—	—
Loss on impairment of goodwill	388	—	—
Reimbursable operating expenses	10,796	9,330	7,638

Total operating expenses	116,408	99,565	96,825

Operating income	23,452	20,388	16,230

Nonoperating expenses:
Interest expense	25,229	26,957	29,353
Amortization of deferred financing costs	992	1,036	1,114
Loss on extinguishment of debt	4,360	174	—
Interest income	(373)	(492)	(534)

Total nonoperating expenses	30,208	27,675	29,933

Loss before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(6,756)	(7,287)	(13,703)
Equity in earnings of unconsolidated entities	(196)	(277)	740

Loss before income taxes, minority interest and discontinued operations	(6,952)	(7,564)	(12,963)
Taxes	1,123	258	659

Loss before minority interest and discontinued operations	(8,075)	(7,822)	(13,622)
Minority interest	(128)	(39)	(404)

Loss from continuing operations	(7,947)	(7,783)	(13,218)

Discontinued operations:

Income from discontinued operations, net of minority interest of $34 and $49, respectively	—	788	973
Gain on sale of student housing property, net of minority interest of $65	—	1,579	—

Income from discontinued operations	—	2,367	973

Net loss	$(7,947)	$(5,416)	$(12,245)

Earnings per share information:
Income (loss) per share — basic and diluted:
Continuing operations	(0.28)	(0.28)	(0.50)
Discontinued operations	—	0.08	0.04

Net loss per share	$(0.28)	$(0.20)	$(0.46)

Weighted average common shares outstanding — basic and diluted	28,455,713	28,010,144	26,387,547

Distributions per common share	$0.82	$0.82	$1.10

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Unearned		Loan to
	Common Stock		Paid-In	Deferred		Unit	Accumulated
	Shares	Amount	Capital	Compensation	Warrants	Holder	Deficit	Total
Balance, December 31, 2005	26,263,889	$263	$354,134	$(2,470)	$375	$(5,996)	$(15,773)	$330,533
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	(2,470)	2,470	—	—	—	—
Common stock issued to officers and directors	6,000	—	88	—	—	—	—	88
Amortization of restricted stock	36,000	—	604	—	—	—	—	604
Operating unit conversion to common stock	99,056	1	1,389	—	—	—	—	1,390
Redemption of minority interest to satisfy loan to unitholder	—	—	—	—	—	5,996	—	5,996
Net proceeds from issuance of common shares — direct stock purchase plan and dividend reinvestment plan	405,607	4	5,743	—	—	—	—	5,747
Cash dividends	—	—	(29,114)	—	—	—	—	(29,114)
Net loss	—	—	—	—	—	—	(12,245)	(12,245)

Balance, December 31, 2006	26,810,552	268	330,374	—	375	—	(28,018)	302,999
Common stock issued to officers and directors	8,000	—	113	—	—	—	—	113
Amortization of restricted stock	36,000	—	604	—	—	—	—	604
Net proceeds from issuance of common shares — direct stock purchase plan and dividend reinvestment plan	1,577,303	16	22,476	—	—	—	—	22,492
Cash dividends	—	—	(22,985)	—	—	—	—	(22,985)
Expiration of Warrants	—	—	375	—	(375)	—	—	—
PIU Repurchase	—	—	12	—	—	—	—	12
Net loss	—	—	—	—	—	—	(5,416)	(5,416)

Balance, December 31, 2007	28,431,855	284	330,969	—	—	—	(33,434)	297,819
Common stock issued to officers and directors	8,000	—	101	—	—	—	—	101
Amortization of restricted stock	36,000	1	604	—	—	—	—	605
Cash dividends	—	—	(23,379)	—	—	—	—	(23,379)
PIU Repurchase	—	—	61	—	—	—	—	61
Net loss	—	—	—	—	—	—	(7,947)	(7,947)

Balance, December 31, 2008	28,475,855	$285	$308,356	$—	$—	$—	$(41,381)	$267,260

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2008	2007	2006
Operating activities:
Net loss	$(7,947)	$(5,416)	$(12,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,417	32,223	34,035
Depreciation included in discontinued operations	—	711	2,048
Deferred tax expense (benefit)	59	(178)	48
Loss on disposal of assets	532	38	11
Gain on sale of student housing property	—	(1,644)	—
Loss on impairment of student housing property	1,633	—	—
Loss on impairment of goodwill	388	—	—
Loss on extinguishment of debt	4,360	138	—
Amortization of deferred financing costs	992	1,036	1,114
Loss on interest rate cap	38	—	—
Amortization of unamortized debt premiums/discounts	(470)	(583)	(559)
Distributions of earnings from unconsolidated entities	277	364	787
Noncash compensation expense related to PIUs and restricted stock	761	772	796
Equity in earnings of unconsolidated entities	196	277	(740)
Minority interest in continuing operations	(128)	(39)	(404)
Minority interest in discontinued operations	—	99	49
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(204)	(291)	259
Management fees receivable	205	63	(117)
Other assets	(5,678)	(1,104)	(1,272)
Accounts payable and accrued expenses	(446)	509	697
Accounts payable affiliate	(67)	411	(594)
Deferred revenue	2,093	(580)	1,274

Net cash provided by operating activities	26,011	26,806	25,187

Investing activities:
Property acquisitions, net of cash acquired	—	—	(112,717)
Purchase of corporate furniture and fixtures	(317)	(1,348)	(86)
Restricted cash	2,593	966	(40)
Insurance proceeds received from property damage	613	—	184
Investment in student housing properties	(13,986)	(8,463)	(4,858)
Proceeds from sale of assets	2,578	—	—
Proceeds from sale of student housing properties	—	48,942	—
Loan to equity investee	—	(845)	—
Investment in assets under development	(22,576)	(5,675)	—
Investments in joint ventures	(561)	(178)	(3,313)

Net cash provided by (used in) investing activities	(31,656)	33,399	(120,830)

Financing activities:
Payment of mortgage notes	(212,038)	(60,158)	(2,503)
Borrowings under mortgage and construction loans	233,827	57,800	—
Borrowings of long-term debt	—	—	50,000
Repayments of long-term debt	—	(47,000)	(3,000)
Debt issuance costs	(2,363)	(551)	(1,352)
Debt extinguishment costs	(4,295)	—	—
Interest rate cap issuance cost	(120)	—	—
Borrowing (repayment) of line of credit, net	21,400	(10,900)	22,400
Proceeds (payments) from issuance of common stock	—	22,414	5,994
Payment of offering costs	—	—	(248)
Dividends and distributions paid	(25,797)	(24,203)	(30,875)
Redemption of minority interest	—	—	(8)

Net cash provided by (used in) financing activities	10,614	(62,598)	40,408

Net increase (decrease) in cash and cash equivalents	4,969	(2,393)	(55,235)
Cash and cash equivalents, beginning of period	4,034	6,427	61,662

Cash and cash equivalents, end of period	$9,003	$4,034	$6,427

Supplemental disclosure of cash flow information:
Interest paid	$26,828	$27,520	$29,180

Income taxes paid	$755	$796	$819

Supplemental disclosure of noncash activities:
Place acquisition costs paid in 2005	$—	$—	4,718
Redemption of minority interest from unitholder	893	—	6,116
Warrants issued (expired)	—	(375)	—
Common stock issued under the dividend reinvestment plan	—	78	—
Debt assumed in property acquisitions net of premium	—	—	98,660
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of student housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with student property acquisitions, the determination of fair value for impairment assessments, and in the recording of the allowance for doubtful accounts. Actual results could differ from those estimates.
Cash and cash equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (FDIC) insures. As of December 31, 2008, the Trust had $3,549 of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash
Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest, and to fund capital improvements.
Distributions
The Trust pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board based on the operating results, economic conditions, capital expenditure requirements, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant.
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
Deferred financing costs
Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The costs incurred during the years ended December 31, 2008, 2007 and 2006 were $2,363, $551 and $1,352, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method.
Amortization expense totaled $992, $1,036, and $1,114 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31 2008 and 2007, accumulated amortization totaled $3,415 and $2,970, respectively. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets (see Note 7).
Offering costs
Specific incremental costs directly attributable to the dividend reinvestment plan were deferred and charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital.

Debt premiums/discounts
Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2008 and 2007, the Trust had net unamortized debt premiums of $1,203 and $1,673, respectively. These amounts are included in mortgage loans in the accompanying consolidated balance sheets.
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
The Trust adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with the adoption having no impact on the Trust’s consolidated financial statements. The Trust had no unrecognized tax benefits as of December 31, 2008 and 2007. As of December 31, 2008, the Trust does not expect to record any unrecognized tax benefits. The Trust, or its subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions. As of December 31, 2008, the Trust’s tax years for 2005, 2006 and 2007 are subject to examination by the tax authorities. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2008 and 2007, the Trust had no interest or penalties recorded related to unrecognized tax benefits.
Earnings per share
The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. At December 31, 2008 and 2007, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2008	2007
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	207,257	269,757
Restricted Stock (unvested shares)	39,111	75,111
Profits Interest Units	275,000	277,500

Total potentially dilutive securities	1,435,106	1,536,106

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

Goodwill and other intangible assets
The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The carrying value of goodwill was $3,070 and $3,458 at December 31, 2008 and 2007, respectively. During the fourth quarter of 2008, the Trust performed an impairment test that indicated the carrying value of the goodwill recorded on the student housing leasing segment was not recoverable. The Trust utilized the discounted cash flow present value technique to determine the fair value of the reporting unit resulting in an impairment loss of $388. As of December 31, 2008, there is no goodwill recorded on the student housing leasing segment, $2,149 of goodwill recorded on the management services segment and $921 of goodwill recorded on the development consulting services segment. In accordance with FAS 142, goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $41 and $73 at December 31, 2008 and 2007, respectively.
Investment in unconsolidated joint ventures and limited liability companies
The Operating Partnership accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the Trust’s share of equity in earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests. These investments are classified as other assets in the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:
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
Revenue recognition
The Trust recognizes revenue related to leasing activities at the student housing properties owned by the Trust, management fees related to managing third party student housing properties, development consulting fees related to the general oversight of third party student housing development and operating expense reimbursements for payroll and related expenses incurred for third party student housing properties managed by the Trust.

Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing properties and includes revenues from leasing apartments by the bed, parking lot rentals and providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by nonrefundable application and service fees and a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts, except as noted below, related to other leasing revenue. At certain student housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.
Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Balance, beginning of period	$173	$43	$410
Provision for uncollectible accounts	1,327	804	775
Deductions	(1,359)	(674)	(1,142)

Balance, end of period	$141	$173	$43

Student housing food service revenue — The Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester, and the related revenue is recognized on a straight-line basis over the corresponding semester. The Trust also provided food service to an unaffiliated secondary boarding school though a contract covering a nine-month period. The contract was terminated in 2006. The contract required a flat weekly rate and the related revenues were recognized on a straight-line basis over the contract period.
Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006. Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008. In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $6,000.
Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2008 and 2007, contingent fees of $1,944 and $848, respectively, were recognized related to cost savings agreements on development projects. There was no revenue recognized related to cost savings in 2006.
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
Costs related to third party development consulting services
Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying consolidated balance sheets.
Advertising expense
Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $2,195, $1,627 and $1,871 for the years ended December 31, 2008, 2007 and 2006, respectively.
Minority interests
Minority interests in the Operating Partnership represent limited partnership interests in the form of operating partnership units and profits interest units. Income is allocated to minority interests based on weighted average percentage ownership each fiscal quarter. In the event the Operating Partnership was terminated on December 31, 2008, the amount of consideration paid to the minority interests holders would be in accordance with their positive capital account balances, determined after taking into account all capital account adjustments for all prior periods and the Operating Partnerships taxable year during which the termination occurs.
Segment information
The Trust applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Trust has identified three reportable business segments: student housing leasing, student housing development consulting services and student housing management services.
Stock-based compensation
The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan is described more fully in Note 9. The Trust adopted SFAS No. 123 (R), Share-Based Payment on January 1, 2006, which requires that compensation costs related to share-based payments be recognized in financial statements.
Fair value of financial instruments
The Trust follows SFAS No. 107, Disclosure about the Fair Value of Financial Instruments, which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Trust does not hold or issue financial instruments for trading purposes. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash and short-term investments, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust has estimated the fair value of the fixed rate mortgage notes payable utilizing present value techniques. At December 31, 2008, the carrying amount and estimated fair value of the fixed rate mortgage notes payable was $380,090 and $380,099, respectively. At December 31, 2007, the carrying amount and estimated fair value of the mortgage notes payable was $419,267 and $417,385, respectively. The revolving credit facility bears interest at variable rates and therefore cost approximates market value at December 31, 2008 and 2007. Additionally, the Trust entered into variable rate mortgage debt on December 31, 2008 with a carrying value of $60,996 which also approximates market value.
Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting SFAS 141R on its consolidated financial condition and results of operations.

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
3. Income taxes
Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2008 and 2007, respectively, are as follows:

	2008	2007
Deferred tax assets:
Depreciation and amortization	$365	$412
Accrued expenses	178	182
Straight line rent	110	136

Total deferred tax assets	653	730
Deferred tax liabilities:
Deferred revenue	(4)	(19)
Depreciation and amortization	(12)	—
Amortization of management contracts intangible	(15)	(30)

Net deferred tax assets	$622	$681

Significant components of the income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006, respectively, are as follows:

	2008	2007	2006
Deferred:
Federal	$26	$(127)	$40
State	33	(51)	8

Deferred expense (benefit)	59	(178)	48

Current:
Federal	802	377	498
State	262	59	113

Current expense	1,064	436	611

Total provision	$1,123	$258	$659

TRS earnings subject to tax consisted of $2,596, $666 and $1,606 for the years ended December 31, 2008, 2007 and 2006, respectively. The reconciliation of income tax attributable to income before minority interest computed at the U.S. statutory rate to income tax provision is as follows:

	2008	2007	2006
Tax provision at U.S. statutory rates on TRS income subject to tax	$883	$226	$546
State income tax, net of federal benefit	156	29	108
Other	84	3	5

Tax provision	$1,123	$258	$659

4. Acquisition of real estate investments
On January 1, 2006, the Operating Partnership acquired the 13 student housing properties referred to as the Place Portfolio for a combination of cash, partnership units and assumed debt. The cash contribution totaled approximately $105,200. The Operating Partnership also issued 36,954 Operating Partnership units valued at approximately $500, and assumed liabilities of $800 and interest-only mortgage debt of approximately $98,660. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

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
On June 28, 2007, the Trust completed the acquisition of land in Carbondale, Illinois for $1,099 in order to develop a wholly owned student apartment community near Southern Illinois University. After the acquisition, we incurred an additional $20,580 ($4,576 during 2007) in costs to develop the property. The first phase of the development opened in August of 2008 and as such these assets have been reclassified from assets under development to student housing properties on the consolidated balance sheet. During 2008 and 2007, respectively, we capitalized $386 and $58 of interest cost related to the first phase of the development. The second phase of the development started in 2008 and as of December 31, 2008 we have incurred approximately $327 in costs.
During 2008, the Trust also began development of a wholly owned student apartment property located on the campus of Syracuse University. The Trust will own and manage the property under a long-term ground lease from Syracuse University. As of December 31, 2008, the Trust has incurred $6,245 in development costs including capitalized interest of $67.
All costs related to the development of student housing apartment communities are classified as assets under development in the accompanying consolidated balance sheets until the development is complete and opens.

5. Disposition of real estate investments and discontinued operations
On June 5, 2007, the Trust sold the Village on Tharpe (“Tharpe”) student housing property for a sales price of $50,000, resulting in net proceeds of approximately $48,942. The net proceeds were used to pay off $47,000 of long-term debt resulting in a loss on early extinguishment of $174 related to the write off of unamortized deferred financing costs. The resulting gain on disposition of approximately $1,579, net of minority interest, is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007. Accordingly, the results of operations of Tharpe are included in discontinued operations for the years ended December 31, 2007 and 2006. In accordance with the provisions of SFAS No. 144, the Trust ceased depreciation on the property when it met the held for sale criteria.
There were no discontinued operations for the year ended December 31, 2008. The following table summarizes income from discontinued operations, net of minority interest, and the related realized gains on sales of real estate from discontinued operations, net of minority interest, for the years ended December 31, 2007 and 2006:

	2007	2006
Student housing leasing revenue	$2,692	$6,236
Student housing leasing operating expenses	(1,159)	(3,166)
Depreciation and amortization	(711)	(2,048)
Minority interest in Operating Partnership	(34)	(49)

Income from discontinued operations (net of minority interest)	$788	$973

Gain on sale of student housing property	$1,644	$—
Minority interest in Operating Partnership	(65)	—

Gain on sale of student housing property (net of minority interest)	$1,579	$—

During 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash valued at $2,616. The loss on the sale is included in the student housing leasing operations expense in the consolidated statement of operations. The Trust subsequently entered into a 40-year ground lease.

6. Student housing properties
Student housing properties consist of the following at December 31, 2008 and 2007, respectively:

	2008	2007
Land	$58,754	$59,850
Land improvements	51,837	53,250
Construction in progress	2,453	1,749
Buildings	691,451	667,120
Furniture, fixtures and equipment	43,102	37,219

	847,597	819,188
Less accumulated depreciation	(114,090)	(86,209)

Student housing properties, net	$733,507	$732,979

Following is certain information related to investment in student housing properties as of December 31, 2008:

		Initial Cost			Cost	Total Costs				Date of
			Buildings and		Capitalized		Buildings and		Accumulated	Acquisition/
Property(4)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(5)	Construction
University Towers	$25,000	$—	$28,652	$28,652	$1,632	$—	$30,284	$30,284	$5,251	01/31/05
The Gables	4,291	198	5,099	5,297	283	198	5,382	5,580	961	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	390	1,740	18,375	20,115	2,827	01/31/05
Players Club	—	727	7,498	8,225	532	727	8,030	8,757	1,295	01/31/05
College Station	—	244	2,190	2,434	218	244	2,408	2,652	545	01/31/05
The Reserve at Clemson	12,000	625	18,230	18,855	598	625	18,828	19,453	3,200	01/31/05
NorthPointe	18,800	2,498	27,323	29,821	908	2,498	28,231	30,729	4,465	01/31/05
The Pointe at South Florida (1)	8,662	3,508	30,510	34,018	1,923	3,508	32,433	35,941	5,417	01/31/05
The Reserve on Perkins	15,492	913	15,795	16,708	777	913	16,572	17,485	2,825	01/31/05
The Commons at Knoxville(1)	21,774	4,630	18,386	23,016	729	4,630	19,115	23,745	3,191	01/31/05
The Reserve at Tallahassee	—	2,743	21,176	23,919	993	2,743	22,169	24,912	3,596	01/31/05
The Pointe at Western (3)	5,625	1,096	30,647	31,743	1,973	1,096	32,620	33,716	5,128	01/31/05
College Station at W. Lafayette (2)	19,565	1,887	19,528	21,415	956	1,887	20,484	22,371	3,636	01/31/05
The Commons on Kinnear (3)	15,000	1,327	20,803	22,130	582	1,327	21,385	22,712	3,145	01/31/05
The Pointe at Penn State(2)	28,687	2,151	35,094	37,245	1,213	2,151	36,307	38,458	5,421	01/31/05
The Reserve at Star Pass(2)	23,854	1,584	30,810	32,394	795	1,584	31,605	33,189	5,084	01/31/05
The Reserve at Columbia (1)	15,003	1,071	26,134	27,205	788	1,071	26,922	27,993	3,958	01/31/05

		Initial Cost			Cost	Total Costs				Date of
			Buildings and		Capitalized		Buildings and		Accumulated	Acquisition/
Property(4)	Encumbrances	Land	Improvements	Total	Subsequently	Land	Improvements	Total	Depreciation(5)	Construction
The Reserve on Frankford	7,020	1,181	26,758	27,939	717	1,181	27,475	28,656	4,881	01/31/05
The Lofts	27,000	2,801	34,117	36,918	446	2,801	34,563	37,364	4,949	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	1,367	1,896	16,287	18,183	2,800	01/31/05
Campus Creek	—	2,251	21,604	23,855	953	2,251	22,557	24,808	3,662	02/22/05
Pointe West	10,637	2,318	10,924	13,242	400	2,318	11,324	13,642	2,132	03/17/05
Campus Lodge	35,841	2,746	44,415	47,161	592	2,746	45,007	47,753	6,424	06/07/05
College Grove (1)	14,824	1,334	19,270	20,604	1,826	1,334	21,096	22,430	3,963	04/27/05
The Reserve on South College (3)	12,750	1,744	10,784	12,528	1,742	1,744	12,526	14,270	2,206	07/06/05
The Avenue at Southern(3)	9,479	2,028	10,675	12,703	2,026	2,028	12,701	14,729	1,371	06/15/06
The Reserve at Saluki Pointe	10,901	1,099	20,580	21,679	—	1,099	20,580	21,679	241	08/01/08
Troy Place	9,440	523	12,404	12,927	507	523	12,911	13,434	1,471	01/01/06
The Reserve at Jacksonville	11,120	628	14,532	15,160	440	628	14,972	15,600	1,685	01/01/06
The Pointe at Southern	—	1,180	17,288	18,468	554	1,180	17,842	19,022	1,981	01/01/06
Macon Place	7,440	340	9,856	10,196	313	340	10,169	10,509	1,165	01/01/06
Clayton Place	24,540	4,291	28,843	33,134	379	4,291	27,588	31,879	3,036	01/01/06
Carrollton Place	—	682	12,166	12,848	322	682	12,488	13,170	1,306	01/01/06
River Place	13,680	837	17,746	18,583	434	837	18,180	19,017	2,035	01/01/06
The Chase at Murray	6,800	550	8,864	9,414	651	550	9,515	10,065	1,168	01/01/06
Western Place	—	660	16,332	16,992	255	660	16,587	17,247	1,814	01/01/06
Cape Place	8,520	445	11,207	11,652	412	445	11,619	12,064	1,310	01/01/06
Clemson Place	8,160	759	10,317	11,076	293	759	10,610	11,369	1,152	01/01/06
Berkeley Place	—	1,048	18,497	19,545	243	1,048	18,740	19,788	2,005	01/01/06
The Reserve at Martin	8,960	471	11,784	12,255	572	471	12,356	12,827	1,388	01/01/06

Totals	$440,865	$58,754	$758,896	$817,650	$30,734	$58,754	$785,801	$847,597	$114,090

(1)	The Pointe at South Florida, College Grove, The Commons at Knoxville and The Reserve at Columbia are cross collateralized against the $60,263 outstanding loan discussed in Note 10.

(2)	The Pointe at Penn State, The Reserve at Star Pass and College Station at West Lafayette are cross collateralized against the $72,106 outstanding loan discussed in Note 10.

(3)	The Pointe at Western, The Commons on Kinnear, The Reserve on South College and at The Avenue at Southern are cross collateralized against the $49,874 outstanding loan discussed in Note 10.

(4)	All properties are garden-style student housing communities except for University Towers which is a traditional residence hall.

(5)	Assets have useful lives ranging from 3 to 40 years.

The following table reconciles the historical cost of the Trust’s investment in student housing properties for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Balance, beginning of period	$819,188	$863,248	$643,515
Student housing acquisitions or completed developments	21,679	—	214,953
Student housing dispositions	—	(52,406)	—
Impairment loss	(1,633)	—	—
Additions	13,986	8,463	4,860
Disposals	(5,623)	(117)	(80)

Balance, end of period	$847,597	$819,188	$863,248

The following table reconciles the accumulated depreciation of the Trust’s investment in student housing properties for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Balance, beginning of period	$86,209	$58,489	$23,210
Depreciation	28,819	32,409	35,320
Disposals	(938)	(77)	(41)
Student housing dispositions	—	(4,612)	—

Balance, end of period	$114,090	$86,209	$58,489

During 2008, management determined that due to declining occupancy and trends at one student housing community the carrying amount of the property may not be recoverable. In accordance with SFAS No. 144, the fair value of the property was estimated and management recorded a $1,633 impairment loss in the accompanying consolidated statement of operations.
7. Corporate office furniture and other assets
As of December 31, 2008 and 2007, the Trust had corporate office furniture with a historical cost of $2,938 and $2,621, respectively, and accumulated depreciation of $1,473 and $928, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $544, $407 and $316 for the years ended December 31, 2008, 2007 and 2006, respectively.
Other assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Accounts receivable related to development	$965	$2,524
Refundable deposit	7,162	—
Prepaid expenses	371	1,027
Deferred tax asset	653	730
Deferred financing costs	3,306	1,918
Investments in unconsolidated entities	2,759	2,671
Note receivable	834	845
Other	1,385	692

Total other assets	$17,435	$10,407

8. Investments in unconsolidated entities
The Trust’s ownership in SSAD, SSAD LLC, ULAD LLC, Hines/ AOES LLC, CUPA LLC, Lock Haven LLC, Clarion LLC, Bloomsburg LLC, AP LLC, AODC/CPA, LLC, University Village-Greensboro LLC, WEDR Riverside Investors V, LLC, WEDR Stinson Investors V, LLC, APF EDR, LP, and APF EDR Food Services, LP is accounted for under the equity method. The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships.
Financial Position:

As of December 31,	2008	2007
Total assets	$147,951	$145,644
Total liabilities	114,348	116,040

Equity	33,603	29,604

Trust’s and EDR Predecessor’s investment in unconsolidated entities	$2,759	$2,671

Results of Operations:

For the years ended December 31,	2008	2007	2006
Revenues	$16,415	$13,283	$3,909
Net income (loss)	(1,890)	(4,194)	1,013
Trust’s and EDR Predecessor’s equity in earnings (losses) of unconsolidated entities	$(196)	$(277)	$740
These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.

9. Incentive plans
The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, other stock-based incentive awards, and profits interest units to employees, directors and other key persons providing services to the Trust. On December 31, 2008, the Trust has reserved 832,000 shares of its common stock for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.
A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At December 31, 2008 and 2007, unearned compensation totaled $657 and $1,261, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the years ended December 31 2008, 2007 and 2006, compensation expense of $604 was recognized in the accompanying consolidated statements of operations, related to the vesting of restricted stock.
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
Total compensation cost recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was $761, $772 and $796, respectively. The adoption of SFAS No. 123 (R) on January 1, 2006 had no impact on the accompanying financial statements other than the reclassification of unearned compensation of $2,470 to additional paid-in capital in the accompanying statement of changes in stockholders’ equity.
Additionally during each of the years ended December 31, 2008 and 2007, the Trust issued 4,000 shares of common stock to an executive officer and 4,000 shares of common stock, collectively, to its independent directors pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2008, 2007 and 2006 is as follows:

		Stock
	PIU’s	Awards(1)	Total
Outstanding at December 31, 2005	245,000	186,000	431,000
Granted	22,500	6,000	28,500
Retired	(2,500)	—	(2,500)

Outstanding at December 31, 2006	265,000	192,000	457,000

Granted	17,500	8,000	25,500
Retired	(5,000)	—	(5,000)

Outstanding at December 31, 2007	277,500	200,000	477,500

Granted	10,000	8,000	18,000
Retired	(12,500)	—	(12,500)

Outstanding at December 31, 2008	275,000	208,000	483,000

Vested at December 31, 2008	275,000	168,889	443,889

(1)	Includes restricted stock awards.
10. Debt
Revolving credit facility
On March 31, 2006, the Operating Partnership amended and restated the revolving credit facility (the “Amended Revolver”) dated January 31, 2005 to increase the maximum availability to $100,000. Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of December 31, 2008, our borrowing base was $51,075, we had $32,900 outstanding and we had a letter of credit outstanding of $1,512 (see Note 16); thus, our remaining borrowing base availability was $16,663. We do, however, have additional unmortgaged properties that can be pledged against the Amended Revolver to increase total availability.
The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties. The Amended Revolver has a term of three years and matures on March 31, 2009. However, the Operating Partnership has exercised its option to extend the maturity date until March 30, 2010, under existing terms. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (2.78% at December 31, 2008).
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
During 2007 and 2006, the Trust issued 1,571,692 and 405,607 shares of common stock, respectively, under the direct stock purchase plan, raising net proceeds of approximately $22,530 and $5,994, respectively, which were primarily used to pay down the Amended Revolver.

Mortgage and construction debt
At December 31, 2008, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying student housing properties or leaseholds of:

	Outstanding at
	December 31,		Maturity
Property	2008	Interest Rate	Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,291	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	60,263	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,492	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	72,106	6.02%	1/1/2016	30 Year
Campus Lodge	35,841	6.97%	5/1/2012	30 Year
Pointe West	10,637	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	42,854	3.91%	1/1/2014	30 Year
The Reserve on Frankford	7,020	3.81%	1/1/2014	30 Year
The Reserve at Saluki Pointe	10,901	2.57%	6/28/2012	30 Year
Syracuse University Development Project	191	2.30%	9/29/2013	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
The Reserve at Jacksonville	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
The Chase at Murray	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
The Reserve at Martin	8,960	6.44%	12/9/2009	30 Year

Total debt/weighted average rate	441,056	5.77%
Unamortized premium	1,203

Total mortgage loans net of unamortized premium	442,259
Less current portion of mortgage debt	101,631

Total long-term debt, net of current portion	$340,628

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
At December 31, 2008, the Trust has $10,901 outstanding on an $11,000 construction loan related to the development of a wholly owned student apartment community near Southern Illinois University (see Note 4). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through July 21, 2010. Commencing with the quarter ended June 30, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until June 14, 2012, with principal and interest being repaid on a monthly basis. The Trust incurred $81 in deferred financing costs in connection with the construction loan.

At December 31, 2008, the Trust has $191 outstanding on a $14,300 construction loan related to the development of a wholly owned student apartment community at Syracuse University (see Note 4). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.
On December 31, 2008, the Trust entered into a $222,000 secured credit facility. The proceeds of approximately $197,735 were used to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009. The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, $2,052 in deferred financing costs, pay down the Amended Revolver and pay for other corporate working capital needs. In accordance with SFAS No. 140, the Trust accounted for the transaction as a legal defeasance and recognized a loss of $4,360 on the early retirement of debt. The secured credit facility also contains financial covenants that include consolidated net worth and liquidity tests. The following debt was prepaid at December 31, 2008:

	Prepaid on
	December 31,	Contractual Fixed	Maturity
Property	2008	Interest Rate	Date	Amortization
The Pointe at S. Florida	$23,142	5.48%	7/7/2009	30 Year
The Pointe at Western	20,915	5.48%	7/7/2009	30 Year
The Reserve on Perkins/The Commons at Knoxville	30,984	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	49,129	5.48%	7/7/2009	30 Year
College Station at W. Lafayette	14,330	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,233	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,040	5.48%	7/7/2009	30 Year
The Reserve at Columbia	18,784	5.48%	7/7/2009	30 Year

Total	$185,557

In connection with the secured credit facility the following properties were encumbered (including 3 additional properties):

	Outstanding at
	December 31,			Maturity
Property	2008	Interest Rate		Date	Amortization
The Pointe at S. Florida/The Reserve at Columbia/The Commons at Knoxville/College Grove	$60,263	fixed	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,492	fixed	5.99%	1/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	72,106	fixed	6.02%	1/1/2016	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	42,854	(1)variable	3.91%	1/1/2014	30 Year
The Reserve on Frankford	7,020	(1)variable	3.81%	1/1/2014	30 Year

Total	$197,735

(1)	The variable interest rate loans are based on the 30-day LIBOR plus an applicable margin.

In order to hedge the interest rate risk associated with the variable rate loans under the secured credit facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120. The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum. The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gain or loss associated with this derivative instrument in earnings. At December 31, 2008, the cap had a value of $82 and is classified in other assets in the accompanying consolidated balance sheet.
At December 31, 2007, the Trust had mortgage notes payable consisting of the following which were secured by the underlying student housing properties or leaseholds of:

	Outstanding at
	December 31,	Contractual Fixed	Maturity
Property	2007	Interest Rate	Date	Amortization
University Towers	$23,099	6.77%	3/1/2008	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,364	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida	23,467	5.48%	7/7/2009	30 Year
The Pointe at Western	21,209	5.48%	7/7/2009	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
The Reserve on Perkins/The Commons at Knoxville	31,420	5.48%	7/7/2009	30 Year
The Pointe at Penn State/The Reserve at Star Pass	49,821	5.48%	7/7/2009	30 Year
Campus Lodge	36,362	6.97%	5/1/2012	30 Year
Pointe West	10,815	4.92%	8/1/2014	30 Year
College Station at W. Lafayette	14,531	5.48%	7/7/2009	30 Year
The Commons on Kinnear	14,434	5.48%	7/7/2009	30 Year
The Reserve at Frankford	14,237	5.48%	7/7/2009	30 Year
The Reserve at Columbia	19,048	5.48%	7/7/2009	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year

Total debt/weighted average rate	419,267	5.90%
Unamortized premium	1,673

Total mortgage loans net of unamortized premium	420,940
Less current portion of mortgage debt	(26,481)

Total long-term debt, net of current portion	$394,459

The following table reconciles the carrying amount of mortgage and construction notes payable as of and for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Balance, beginning of period	$420,940	$423,933	$328,335
Assumption of mortgage debt at fair value	—	—	98,660
Additions	233,827	57,800	—
Repayments of principal	(212,038)	(60,158)	(2,503)
Amortization of premium	(470)	(635)	(559)

Balance, end of period	$442,259	$420,940	$423,933

Scheduled maturities of all outstanding debt, including the amounts outstanding under the Amended Revolver, as of December 31, 2008 are as follows:

Year
2009	$101,631
2010	36,348
2011	3,765
2012	78,417
2013	32,488
Thereafter	221,307

Total	473,956
Debt premium	1,203

Outstanding as of December 31, 2008, net of debt premium	$475,159

The Trust has $98,600 of mortgage debt scheduled to mature in December 2009. If capital and equity markets continue to erode significantly and the Trust cannot find replacement financing, the Trust would not have enough existing liquidity to repay the mortgage debt at maturity. If this occurs, the Trust would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing. If the Trust is unable to obtain replacement financing, the nine encumbered properties could be turned over to the lender and the Trust would cross default our Amended Revolver. If this were to occur, management has reviewed its cash flows and has identified plans that could be implemented to repay the Amended Revolver. These plans could include the elimination of or the payment in kind of our dividends, suspension of capital spend, cost reductions, possible asset dispositions and a potential equity capital event. Additionally management has assessed the remaining student housing assets that would remain in the portfolio and determined they would produce sufficient cash flows to fund operations and service the remaining debt requirements in the near future.

11. Segments
The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, student housing development-consulting services, and student housing management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment loss, interest expense and equity in earnings of unconsolidated entities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level.
The following tables represent the Trust’s segment information for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	107,566	—	—	—	107,566	$85,651	$—	$—	$—	$85,651
Student housing food service revenue	2,378	—	—	—	2,378	2,359	—	—	—	2,359
Other leasing revenue	7,145	—	—	—	7,145	13,811	—	—	—	13,811
Third-party development consulting services	—	8,303	—	—	8,303	—	5,411	—	—	5,411
Third-party management services	—	—	3,672	—	3,672	—	—	3,391	—	3,391
Intersegment revenues	—	661	4,306	(4,967)		—	—	3,428	(3,428)	—
Operating expense reimbursements	—	—	—	10,796	10,796	—	—	—	9,330	9,330

Total revenues	117,089	8,964	7,978	5,829	139,860	101,821	5,411	6,819	5,902	119,953

Operating expenses:
Student housing leasing operations	55,569	—	—	—	55,569	41,215	—	—	—	41,215
Student housing food service operations	2,257	—	—	—	2,257	2,236	—	—	—	2,236
General and administrative	3	4,196	7,234	(337)	11,096	105	2,787	6,628	—	9,520
Intersegment expenses	4,306	—	—	(4,306)	—	3,428	—	—	(3,428)	—
Reimbursable operating expenses	—	—	—	10,796	10,796	—	—	—	9,330	9,330

Total operating expenses	62,135	4,196	7,234	6,153	79,718	46,984	2,787	6,628	5,902	62,301

Net operating income	54,954	4,768	744	(324)	60,142	54,837	2,624	191	—	57,652
Nonoperating expenses(1)	60,213	(76)	—	—	60,137	58,111	—	—	—	58,111
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(5,259)	4,844	744	(324)	5	(3,274)	2,624	191	—	(459)
Equity in earnings of unconsolidated entities	(192)	(4)	—	—	(196)	(510)	233	—	—	(277)

Income (loss) before taxes, minority interest and discontinued operations(2)	$(5,451)	$4,840	$744	$(324)	$(191)	$(3,784)	$2,857	$191	$—	$(736)

Total segment assets, as of December 31, 2008 and 2007(3)	$760,477	$2,381	$4,567	$—	$767,425	$751,086	$4,528	$6,505	$—	$762,119

(1)
Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets.

(2)
Reconciliation of segment revenues and segment net loss before taxes, minority interest and discontinued operations to the Trust’s consolidated revenues and net loss before taxes, minority interest and discontinued operations:

	2008	2007
Total segment revenues	$144,827	$123,381
Elimination of intersegment revenues	(4,967)	(3,428)

Total consolidated revenues	139,860	119,953

Segment net loss before taxes, minority interest and discontinued operations	(191)	(736)
Other unallocated corporate expenses	(6,761)	(6,828)

Net loss before taxes, minority interest and discontinued operations	$(6,952)	$(7,564)

(3) Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$767,425	$762,119
Unallocated corporate amounts:
Cash	3,765	298
Other assets	6,242	4,377
Deferred financing costs, net	215	666

Total assets, end of period	$777,647	$767,460

	Year Ended December 31, 2007					Year Ended December 31, 2006
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$85,651	$—	$—	$—	$85,651	$81,202	$—	$—	$—	$81,202
Student housing food service revenue	2,359	—	—	—	2,359	3,634	—	—	—	3,634
Other leasing revenue	13,811	—	—	—	13,811	14,012	—	—	—	14,012
Third-party development consulting services	—	5,411	—	—	5,411	—	3,773	—	—	3,773
Third-party management services	—	—	3,391	—	3,391	—	—	2,796	—	2,796
Intersegment revenues	—	—	3,428	(3,428)	—	—	—	3,298	(3,298)	—
Operating expense reimbursements	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total revenues	101,821	5,411	6,819	5,902	119,953	98,848	3,773	6,094	4,340	113,055

Operating expenses:
Student housing leasing operations	41,215	—	—	—	41,215	39,503	—	—	—	39,503
Student housing food service operations	2,236	—	—	—	2,236	3,318	—	—	—	3,318
General and administrative	105	2,787	6,628	—	9,520	21	2,210	5,004	—	7,235
Intersegment expenses	3,428	—	—	(3,428)	—	3,298	—	—	(3,298)	—
Reimbursable operating expenses	—	—	—	9,330	9,330	—	—	—	7,638	7,638

Total operating expenses	46,984	2,787	6,628	5,902	62,301	46,140	2,210	5,004	4,340	57,694

Net operating income	54,837	2,624	191	—	57,652	52,708	1,563	1,090	—	55,361
Nonoperating expenses(1)	58,111	—	—	—	58,111	62,660	—	—	—	62,660
Income (loss) before equity in earnings of unconsolidated entities, income taxes, minority interest and discontinued operations	(3,274)	2,624	191	—	(459)	(9,952)	1,563	1,090	—	(7,299)
Equity in earnings of unconsolidated entities	(510)	233		—	(277)	(74)	814	—	—	740

Income (loss) before taxes, minority interest and discontinued operations(2)	$(3,784)	$2,857	$191	$—	$(736)	$(10,026)	$2,377	$1,090	$—	$(6,559)

Total segment assets, as of December 31, 2007 and 2006(3)	$751,086	$4,528	$6,505	$—	$762,119	$818,832	$2,082	$5,567	$—	$826,481

(1)	Nonoperating expenses include interest expense, interest income, exit fees on early payment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets.

(2)
Reconciliation of segment revenues and segment net loss before taxes, minority interest and discontinued operations to the Trust’s consolidated revenues and net loss before taxes, minority interest and discontinued operations:

	2007	2006
Total segment revenues	$123,381	$116,353
Elimination of intersegment revenues	(3,428)	(3,298)

Total consolidated revenues	119,953	113,055

Segment net loss before taxes, minority interest and discontinued operations	(736)	(6,559)
Other unallocated corporate expenses	(6,828)	(6,404)

Net loss before taxes, minority interest and discontinued operations	$(7,564)	$(12,963)

(3) Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$762,119	$826,481
Unallocated corporate amounts:
Cash	298	2,752
Other assets	4,377	4,801
Deferred financing costs, net	666	1,424

Total assets, end of period	$767,460	$835,458

12. Related party transactions
In October of 2007, the Operating Partnership entered into a note receivable with University Village- Greensboro, LLC in the amount of $845. The note was interest only through December 31, 2007 and accrued interest at 10% per annum. On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On the maturity date, all unpaid principal and interest are due in full. As of December 31, 2008 and 2007, the note had an outstanding balance of $834 and $845, respectively. The Operating Partnership has a 25% ownership stake in the LLC (see Note 2) and is secured by a second deed of trust to the student housing property; thus, the loan is subordinated to the construction debt held by the LLC discussed in Note 16.
The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), 100% owned by the president of the Trust. These costs relate to human resources, information technology, legal and certain management personnel. The Trust allocates the costs to A&O based on time and effort expended. Indirect costs are allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For the years ended December 31, 2008, 2007 and 2006, the Trust incurred common costs on behalf of A&O in the amount of $152, $186 and $372, respectively.
The Trust engages A&O to procure furniture, fixtures and equipment form third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurs a service fee in connection with this arrangement and the expense totaled $200 for the year ended December 31, 2008 and less than $100 for each of the years ended December 31, 2007 and 2006.
13. Lease commitments and unconditional purchase obligations
The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2015. Rental expense under the operating lease agreements totaled $512, $557 and $588, for the years ended December 31, 2008, 2007 and 2006, respectively. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2010.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2008 are as follows:

Year Ending	Advertising	Leases
2009	$154	$4,446
2010	26	3,862
2011	—	3,319
2012	—	3,759
2013	—	2,300
Thereafter	—	952
Additionally the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the lease terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, deferred rent totaled $279 and $333, respectively.
14. Employee savings plan
The Trust’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $198, $168 and $128 for the years ended December 31, 2008, 2007 and 2006, respectively.
15. Accrued expenses
Accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
Payroll	$2,473	$2,364
Real estate taxes	3,548	2,777
Interest	1,158	1,871
Utilities	1,095	423
Other	2,028	2,260

Total accrued expenses	$10,302	$9,695

16. Commitments and contingencies
In June 2001, the previous owner of one of our properties received notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988. In October 2002, the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.
The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,512 at December 31, 2008 and is secured by the Operating Partnership’s existing revolving credit facility.
On May 10, 2006, in connection with the Trust’s investment in University Village — Greensboro LLC, the Operating Partnership guaranteed $23,200 of construction debt held by the LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. The debt matures on May 10, 2009 with the option of extending the maturity date to May 10, 2011. Construction was completed and the student housing community occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,200 at December 31, 2008.
Additionally, two of the Trust's other investments in unconsolidated entities have outstanding mortgage indebtedness totaling $89,414 at December 31, 2008.

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
Under the terms of the purchase agreement with Place Properties, the Trust remains a party to a tax indemnification agreement whereby a payment could be required to be made to the former owner if any properties are sold within five years of the purchase date. The contingency expires in January 2011.
After being awarded a development consulting contract, the Trust will enter predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf. The Trust will enter reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. At December 31, 2008 and 2007, the Trust had recorded $965 and $2,524, respectively, of predevelopment costs which are reflected in other assets in the accompanying consolidated balance sheets.

17. Quarterly financial information (unaudited)
Quarterly financial information for the years ended December 31, 2008 and 2007 is summarized below:

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$34,334	$36,920	$32,417	$36,189	$139,860
Operating expenses(1)	26,867	27,299	32,581	29,661	116,408
Nonoperating expenses(2)	6,289	6,221	6,519	11,179	30,208

Equity in earnings of unconsolidated entities	(1)	(26)	(196)	27	(196)
Income taxes (expense)/benefit	(191)	18	(709)	(241)	(1,123)
Minority interest (expense)/benefit	(97)	(74)	329	(30)	128
Discontinued operations	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—

Net income (loss)	$889	$3,318	$(7,259)	$(4,895)	$(7,947)

Net income (loss) per share-basic and diluted	$0.03	$0.12	$(0.26)	$(0.17)	$(0.28)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$30,066	$28,960	$28,332	$32,595	$119,953
Operating expenses	23,310	23,624	27,829	24,802	99,565
Nonoperating expenses	7,583	7,274	6,433	6,385	27,675

Equity in earnings of unconsolidated entities	43	(41)	(247)	(32)	(277)
Income taxes (expense)/benefit	3	46	54	(361)	(258)
Minority interest	(118)	122	337	(302)	39
Discontinued operations(3)	408	426	(16)	(30)	788
Gain on sale of discontinued operations	—	1,579	—	—	1,579

Net income (loss)	$(491)	$194	$(5,802)	$683	$(5,416)

Net income (loss) per share-basic and diluted	$(0.02)	$0.01	$(0.22)	$0.02	$(0.20)

(1)	Operating expenses in the 4th quarter include a $2,021 impairment loss.

(2)	Nonoperating expenses in the 4th quarter of 2008 include a $4,360 loss on the early retirement of debt.

(3)	All quarterly information presented above for 2007 reflects the classification of the Village on Tharpe’s financial results as discontinued operations. The property was sold during 2007.

18. Subsequent events
On January 5, 2009, our board of directors declared a forth quarter distribution of $0.1025 per share of common stock for the quarter ending on December 31, 2008. The distribution is payable on February 16, 2009 to stockholders of record at the close of business on January 30, 2009.

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
Our management, with the participation of our principal executive officer and financial officers, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2008, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).
Management’s Report on Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 201(d) or Regulation S-K disclosing the securities authorized for issuance under EDR’s equity compensation plans can be found under Part II, Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K and is incorporated by reference herein.
The remaining information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
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
(c) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
By:	/s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and Chairman of the Board of Directors
Date: March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Date

/s/ Paul O. Bower	March 16, 2009
Paul O. Bower
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Randall H. Brown	March 16, 2009
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ J. Drew Koester	March 16, 2009
J. Drew Koester
Vice President , Assistant Secretary and
Chief Accounting Officer
(Principal Accounting Officer)

/s/ Monte J. Barrow	March 16, 2009
Monte J. Barrow
Director

/s/ William J. Cahill, III	March 16, 2009
William J. Cahill, III
Director

/s/ John L. Ford	March 16, 2009

John L. Ford
Director

/s/ Wendell W. Weakley	March 16, 2009
Wendell W. Weakley
Director

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 20, 2009.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 24, 2005.)

10.1	Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP., filed herewith.

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2008).

10.3	Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.4(1)	Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 4 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on January 11, 2005.)

10.5	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on November 4, 2004.)

10.6(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.7(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.8(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarter Report on Form 10-Q, filed on November 4, 2008.)

10.9 (1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, dated as of October 29, 2008, filed herewith.

Exhibit
Number	Description
10.10 (1)	Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.11(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.12(1)	Amended and Restated Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.13	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.14	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.15	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.16	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.17	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.18	Contract of Sale/Contribution made effective as of September 17, 2004, by and among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.19	Contract of Sale made effective as of September 17, 2004, by and among Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

Exhibit
Number	Description
10.20	Contract of Sale/Contribution made effective as of September 17, 2004, by and among Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.21	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-1192364), filed on December 10, 2004.)

10.22	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.23	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.24	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.25	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference).

10.26	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.27	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.28	Promissory Note, dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

Exhibit
Number	Description
10.29	Exceptions to Non-Recourse Guaranty dated as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.30	Environmental Indemnity Agreement, dated January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, and EDR Lease Holdings, LLC and EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP in favor of LaSalle Bank, National Association (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A dated January 25, 2006 and incorporated herein by reference).

10.31	Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.32	Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated herein by reference).

10.33(1)	Incentive Compensation Plan for Executive Officers (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2006 and incorporated herein by reference).

10.34(1)	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006 and incorporated herein by reference).

10. 35	Master Credit Facility Agreement, dated as of December 31, 2008, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, and Red Mortgage Capital Inc., filed herewith.

10.36(1)	Schedule of 2008 Annual Incentive Compensation Payouts and 2009 Base Salaries for Named Executive Officers, filed herewith.

11	Statement Regarding Computation of Per Share Earnings (included within Annual Report on Form 10-K).

14	Code of Business Conduct and Ethics, filed herewith.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.