Form 10-Q
period 2009-03-31
Education Realty Trust, Inc.
filed 2009-05-11
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2009, the latest practicable date, the Registrant had outstanding 28,518,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2009 and the year ended December 31, 2008	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2009 and 2008	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$727,005	$731,400
Student housing properties – held for sale	2,082	2,107
Assets under development	15,910	6,572
Corporate office furniture, net	1,342	1,465
Cash and cash equivalents	8,889	9,003
Restricted cash	5,342	5,595
Student contracts receivable, net	413	533
Receivable from affiliate	25	25
Management fee receivable from third party	407	401
Goodwill and other intangibles, net	3,099	3,111
Other assets	13,019	17,435
Total assets	$777,533	$777,647

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$444,787	$442,259
Revolving line of credit	32,900	32,900
Accounts payable and accrued expenses	11,535	10,605
Deferred revenue	8,626	9,954
Total liabilities	497,848	495,718

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	11,836	11,751

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 28,488,855 and 28,475,855 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	285	285
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	305,599	308,356
Accumulated deficit	(40,948)	(41,381)
Total Education Realty Trust, Inc. stockholders’ equity	264,936	267,260
Noncontrolling interest	2,913	2,918
Total equity	267,849	270,178
Total liabilities and equity	$777,533	$777,647
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues:
Student housing leasing revenue	$28,720	$26,231
Student housing food service revenue	593	655
Other leasing revenue	—	1,945
Third-party development services	1,457	1,787
Third-party management services	909	975
Operating expense reimbursements	2,190	2,619
Total revenues	33,869	34,212
Operating expenses:
Student housing leasing operations	12,598	11,995
Student housing food service operations	572	633
General and administrative	3,994	3,937
Depreciation and amortization	7,164	7,569
Reimbursable operating expenses	2,190	2,619
Total operating expenses	26,518	26,753
Operating income	7,351	7,459
Nonoperating expenses:
Interest expense	6,352	6,164
Amortization of deferred financing costs	301	243
Interest income	(49)	(118)
Total nonoperating expenses	6,604	6,289
Income before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	747	1,170
Equity in earnings (losses) of unconsolidated entities	100	(1)
Income before income taxes, redeemable noncontrolling interests and discontinued operations	847	1,169
Income tax expense	188	191
Income from continuing operations before redeemable noncontrolling interests	659	978
Income attributable to redeemable noncontrolling interests	201	84
Income from continuing operations	458	894
Income (loss) from discontinued operations	(16)	8
Net income	442	902
Less: Net income attributable to the noncontrolling interest	9	13
Net income attributable to Education Realty Trust, Inc.	$433	$889

	Three months ended March 31, 2009	Three months ended March 31, 2008
Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic:
Continuing operations	$0.02	$0.03
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$0.03

Income attributable to Education Realty Trust, Inc. common stockholders per share — diluted:
Continuing operations	$0.02	$0.03
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$0.03

Weighted average common shares outstanding – basic	28,516,522	28,508,788

Weighted average common shares outstanding – diluted	29,637,517	29,678,393

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$449	$881
Income (loss) from discontinued operations, net of tax	(16)	8
Net income	433	889
Distributions per common share	$0.1025	$0.2050
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2007	28,431,855	$284	$330,969	$(33,434)	$3,242	$301,061
Common stock issued to officers and directors	8,000	—	101	—	—	101
Amortization of restricted stock	36,000	1	604	—	—	605
Cash dividends	—	—	(23,379)	—	(260)	(23,639)
PIU’s forfeited	—	—	61	—	(61)	—
PIU’s issued	—	—	—	—	49	49
Net loss	—	—	—	(7,947)	(52)	(7,999)
Balance, December 31, 2008	28,475,855	285	308,356	(41,381)	2,918	270,178
Common stock issued to officers	4,000	—	15	—	—	15
Amortization of restricted stock	9,000	—	151	—	—	151
PIU’s issued	—	—	—	—	13	13
Cash dividends	—	—	(2,923)	—	(27)	(2,950)
Net income	—	—	—	433	9	442
Balance, March 31, 2009	28,488,855	$285	$305,599	$(40,948)	$2,913	$267,849

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Operating activities:
Net income	$442	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,164	7,569
Depreciation included in discontinued operations	25	24
Deferred taxes	(38)	(144)
(Gain)/loss on disposal of assets	(71)	513
Amortization of deferred financing costs	301	243
Gain on interest rate cap	(8)	—
Amortization of unamortized debt premiums/discounts	(101)	(159)
Distributions of earnings from unconsolidated entities	85	58
Noncash compensation expense related to PIUs and restricted stock	192	213
Equity in (earnings) losses of unconsolidated entities	(100)	1
Redeemable noncontrolling interest	201	84
Change in operating assets and liabilities	4,317	(510)
Net cash provided by operating activities	12,409	8,794
Investing activities:
Purchase of corporate furniture and fixtures	(23)	(27)
Restricted cash	253	787
Investment in student housing properties	(2,614)	(1,322)
Proceeds from sale of assets	—	2,578
Insurance proceeds received from property damage	75	—
Investment in assets under development	(9,338)	(4,857)
Investment in unconsolidated entities	(171)	(76)
Net cash used in investing activities	(11,818)	(2,917)
Financing activities:
Payment of mortgage notes	(639)	(23,945)
Borrowings under mortgage notes and construction loans	3,268	—
Borrowing under line of credit, net	—	23,300
Debt issuance costs	(268)	(67)
Dividends and distributions paid to common and restricted stockholders	(2,923)	(5,843)
Dividends and distributions paid to noncontrolling interests	(143)	(300)
Net cash used in financing activities	(705)	(6,855)
Net decrease in cash and cash equivalents	(114)	(978)
Cash and cash equivalents, beginning of period	9,003	4,034
Cash and cash equivalents, end of period	$8,889	$3,056
See accompanying notes to the condensed consolidated financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$5,685	$6,344
Income taxes paid	$126	$—
Supplemental disclosure of noncash activities:
Redemption of minority interest from unit holder	$—	$893
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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and cash equivalents

All highly liquid-investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash held in certain bank accounts may exceed the amount that the Federal Deposit Insurance Corporation (FDIC) insures.  At March 31, 2009, the Trust had no cash on deposit that was uninsured by the FDIC or in excess of FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest, and to fund future repairs and capital improvements.

Distributions

The Trust currently pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board of Directors based on the operating results, economic conditions, capital expenditure needs, the Internal Revenue Code’s REIT annual distribution requirements, leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board of Directors deems relevant.

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

Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009 the Trust adopted SFAS No. 141R, which changes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141R also enhances the disclosures to enable the evaluation of the nature and financial effects of the business combination.  The Trust will apply the provisions of SFAS No. 141R to all future acquisitions.

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

Certain student housing properties may be classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. No impairment loss on student housing properties held for sale was recognized in the accompanying condensed consolidated statement of operations.

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

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. These costs are amortized over the terms of the related debt using a method that approximates the effective interest method. Deferred financing costs, net of amortization, are included in other assets in the accompanying condensed consolidated balance sheets.

Offering costs

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

The Trust has elected to treat its management company, AOES, as a taxable REIT subsidiary (“TRS”). The TRS is subject to federal, state and local income taxes. AOES manages the Trust’s non-REIT activities which include management services and development services, which are provided through AODC. The Trust follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

The Trust also follows Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Trust had no unrecognized tax benefits as of March 31, 2009 and 2008.  As of March 31, 2009, the Trust does not expect to record any unrecognized tax benefits.  The Trust, or its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. As of March 31, 2009, open tax years generally include tax years 2005-2007. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At March 31, 2009, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners.   SFAS 160 was adopted by the Trust on January 1, 2009.  The Operating Partnership Units, the University Towers Operating Partnership Units and profits interest units (“PIU”) (see Note 9) are now referred to as noncontrolling interests (formerly minority interests).  In connection with the adoption, the Trust also considered the guidance in FASB EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder into an equivalent number of shares of the Trust’s common stock, or cash, and essentially have the same characteristics as common stock as they participate in net income and distributions.  Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

 The PIU’s were determined to be noncontrolling interests that are not redeemable and accordingly these amounts were reclassified to equity in the accompanying condensed consolidated balance sheets.  The PIU holder’s share of income or loss is reported in the accompanying condensed consolidated statement of operations as net income attributable to noncontrolling interests.

Earnings per share

The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, on January 1, 2009.  Upon adoption all unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method.  The adoption resulted in shares of unvested restricted stock being included in the computation of basic earnings per share as of March 31, 2009 and 2008.  The adoption did not have a material impact on the Trust’s consolidated financial statements.

The following reconciles the basic and diluted weighted average share as of March 31, 2009 and 2008:

	2009	2008
Basic weighted average common shares outstanding	28,516,522	28,508,788
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	207,257	255,867
Diluted weighted average common shares outstanding	29,637,517	29,678,393

Goodwill and other intangible assets

The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The carrying value of goodwill was $3,070 at March 31, 2009 and December 31, 2008.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $29 and $41 at Match 31, 2009 and December 31, 2008, respectively.

Comprehensive Income

The Trust follows SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components. For all periods presented, comprehensive income (loss) is equal to net income (loss).

Revenue recognition

The Trust recognizes revenue related to leasing activities at the student housing properties owned by the Trust, management fees related to managing third party student housing properties, development consulting fees related to the general oversight of third party student housing development and construction and operating expense reimbursements for payroll and related expenses incurred for third party student housing properties managed or developed by the Trust.

Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing properties and includes revenues from leasing apartments by the bed, parking lot rentals, and providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts, except as noted below, related to other leasing revenue. At certain student housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.

Student housing food service revenue — The Trust maintains a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester, and the related revenue is recognized on a straight-line basis over the corresponding semester.

Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006.  Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008.  In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $6,000 of which $800 was recognized in the first quarter of 2008.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts.  These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete.  For the three months ended March 31, 2009 and 2008 there was no revenue recognized related to cost savings.

Third-party management services revenue — The Trust enters into management contracts to manage third-party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.

Operating expense reimbursements — The Trust pays certain payroll and related costs to operate third-party student housing properties that are managed by the Trust and certain costs for third-party development services. Under the terms of the related management and development agreements, the third-party owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue in accordance with Emerging Issues Task Force No. 01-14,  Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

Costs related to third party development consulting services

Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying condensed consolidated balance sheets.

3. Investments in unconsolidated entities

As of March 31, 2009, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the three months ended March 31, 2009 and 2008:

	2009	2008
Results of Operations:
Revenues	$4,593	$4,359
Net income (loss)	601	(192)
Equity in earnings (losses) of unconsolidated entities	$100	$(1)

These entities primarily own student housing communities which are managed by the Trust.  As of March 31, 2009 and December 31, 2008, the Trust’s investment in unconsolidated entities totaled $2,945 and $2,759, respectively.

4. Debt

Revolving credit facility

The Operating Partnership has a revolving credit facility (the “Amended Revolver”) dated January 31, 2005 with a maximum availability of $100,000. Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of March 31, 2009, our borrowing base was $47,822, we had $32,900 outstanding and we had letters of credit outstanding of $2,000 (see Note 6); thus, our remaining availability was $12,922. We do, however, have additional unmortgaged properties that can be pledged against the Amended Revolver to increase total availability.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties.  The Amended Revolver had a term of three years and matured on March 30, 2009.  However, the Operating Partnership exercised its option to extend the maturity date until March 30, 2010, under existing terms. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (3.50% at March 31, 2009).

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

Mortgage and construction debt

At March 31, 2009, the Trust had outstanding mortgage and construction indebtedness of $444,787 (net of unamortized debt premium of $1,102).  $14,360 relates to construction debt that is disclosed below and $233,117 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $197,310 of the outstanding mortgage indebtedness relates to the $222,000 secured credit facility the Trust entered into on December 31, 2008 to prepay the mortgage debt maturing in July of 2009.  $49,768 of the outstanding amount under the secured credit facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin. The remaining outstanding balance of $147,542 bears interest at a weighted average fixed rate of 6.01%.

In order to hedge the interest rate risk associated with the variable rate loans under the secured credit facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.  At March 31, 2009, the cap had a value of $90 and is classified in other assets in the accompanying condensed consolidated balance sheet.

At March 31, 2009, the Trust had $10,657 and $3,512 outstanding on construction loans of $11,000 and $12,285, respectively, related to the development of phase I and phase II of a wholly-owned student apartment community near Southern Illinois University (see Note 7). The loans bear interest equal to LIBOR plus a 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. The Trust incurred $81 in deferred financing costs in connection with the construction loans.

At March 31, 2009, the Trust had $191 outstanding on a $14,300 construction loan related to the development of a wholly owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

The scheduled maturities of outstanding mortgage and construction indebtedness at March 31, 2009 are as follows:

Fiscal Year Ending
2009 (9 months ending December 31, 2009)	$100,992
2010	3,475
2011	3,823
2012	81,599
2013	32,489
Thereafter	221,307
Total	443,685
Unamortized debt premium/discounts	1,102
Outstanding at March 31, 2009, net of unamortized premiums/discounts	$444,787

At March 31, 2009, the outstanding mortgage and construction debt had a weighted average interest rate of 5.72% and carried a weighted average term to maturity of 4.54 years.

The Trust has $98,600 of mortgage debt scheduled to mature in December 2009.  If capital and equity markets continue to erode significantly and the Trust cannot find replacement financing, the Trust would not have enough existing liquidity to repay the mortgage debt at maturity.  If this occurs, the Trust would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing.  If the Trust is unable to obtain replacement financing, the nine encumbered properties could be turned over to the lender and as a result the Trust could cross default the Amended Revolver.  If this were to occur, management has reviewed its cash flows and has identified plans that could be implemented in an effort to repay the Amended Revolver.   These plans could include the elimination of or the payment in kind of our dividends, suspension of capital spend, cost reductions, and, subject to market conditions, possible asset dispositions and/or a potential equity capital event.  Additionally, management has assessed the remaining student housing assets that would remain in the portfolio and currently believe they should be able to produce sufficient cash flows to fund operations and service the remaining debt requirements in the near future.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services and  management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009					Three Months Ended March 31, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$28,720	$—	$—	$—	$28,720	$26,231	$—	$—	$—	$26,231
Student housing food service revenue	593	—	—	—	593	655	—	—	—	655
Other leasing revenue	—	—	—	—	—	1,945	—	—	—	1,945
Third-party development consulting services	—	1,457	—	—	1,457	—	1,787	—	—	1,787
Third-party management services	—	—	909	—	909	—	—	975	—	975
Intersegment revenues	—	474	1,125	(1,599)	—	—	—	1,037	(1,037)	—
Operating expense reimbursements	—	—	—	2,190	2,190	—	—	—	2,619	2,619
Total revenues	29,313	1,931	2,034	591	33,869	28,831	1,787	2,012	1,582	34,212
Operating expenses:
Student housing leasing operations	12,598	—	—	—	12,598	11,995	—	—	—	11,995
Student housing food service operations	572	—	—	—	572	633	—	—	—	633
General and administrative	—	732	1,968	(37)	2,663	3	731	1,798	—	2,532
Intersegment expenses	1,125	—	—	(1,125)	—	1,037	—	—	(1,037)	—
Reimbursable operating expenses	—	—	—	2,190	2,190	—	—	—	2,619	2,619
Total operating expenses	14,295	732	1,968	1,028	18,023	13,668	731	1,798	1,582	17,779
Net operating income	15,018	1,199	66	(437)	15,846	15,163	1,056	214	—	16,433
Nonoperating expenses(1)	13,429	(11)	—	—	13,418	13,620	(31)	—	—	13,589
Income before equity in earnings (losses) of unconsolidated entities, income taxes, noncontrolling interests and discontinued operations	1,589	1,210	66	(437)	2,428	1,543	1,087	214	—	2,844
Equity in earnings (losses) of unconsolidated entities	100	—	—	—	100	—	(1)	—	—	(1)
Income before income taxes, noncontrolling interests and discontinued operations(2)	$1,689	$1,210	$66	$(437)	$2,528	$1,543	$1,086	$214	$—	$2,843
Total segment assets, as of March 31, 2009 and December 31, 2008 (3)	$759,811	$4,018	$5,606	$—	$769,435	$760,477	$2,381	$4,567	$—	$767,425

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)
The following is a reconciliation of the reportable segments’ net income before income taxes, noncontrolling interests and discontinued operations to the Trust’s consolidated net income before income taxes, noncontrolling interests and discontinued operations for the three months ended March 31:

	2009	2008
Net income before income taxes, noncontrolling interests and discontinued operations for reportable segments	$2,528	$2,843
Other unallocated corporate expenses	(1,681)	(1,674)

Net income before income taxes, noncontrolling interests and discontinued operations	$847	$1,169

(3)
The increase in segment assets related to development consulting services is primarily due to a $736 increase in the receivable for reimbursable project costs related to East Stroudsburg University and a $609 increase in the development fee receivable for Colorado State University-Pueblo.

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at March 31, 2009 and is secured by the Operating Partnership’s existing revolving credit facility.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC (“LLC”) in order to receive a 25% ownership stake in the venture with College Park Apartments.  The debt matures on May 10, 2011. Construction was completed and the student housing community occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,200 at March 31, 2009.  On October 30, 2008, the LLC borrowed an additional $1,200 which matures on August 10, 2009 and has also been guaranteed by the Operating Partnership. In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845.  The note was interest only through December 31, 2007 and accrued interest at 10% per annum.  On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis.  On the maturity date, all unpaid principal and interest are due in full.  As of March 31, 2009, the note has an outstanding balance of $830 and is subordinated to the construction debt held by the LLC discussed above.  The balance is reflected in other assets in the accompanying condensed consolidated balance sheets.   Additionally, the Trust’s other investments in unconsolidated entities have outstanding mortgage and construction indebtedness totaling $88,121 at March 31, 2009 that is not guaranteed by the Operating Partnership.

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

The Operating Partnership entered into a letter of credit agreement to the benefit of the lender in conjunction with the termination of the lease with Place Properties on February 1, 2008. The letter of credit remains outstanding in the amount of $500 at March 31, 2009 and is secured by the Operating Partnership’s existing revolving credit facility.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At March 31, 2009 and December 31, 2008, the Trust had reimbursable predevelopment costs of $2,068 and $965, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

The Trust also has various operating lease commitments for corporate office space, furniture and technology equipment which expire at various dates through 2015.

7. Acquisition and development of real estate investments

On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,099 in order to develop a wholly owned student apartment community near Southern Illinois University. After the acquisition, the Trust incurred an additional $20,580 in costs to develop the first phase of the development which opened in August of 2008. The second phase of the development started in 2008 and as of March 31, 2009 the Trust has incurred $3,432 in development costs.  During the three months ended March 31, 2009, the Trust capitalized interest costs of $25 related to the second phase of the development.

During 2008, the Trust also began development of a wholly owned student apartment property located on the campus of Syracuse University.  The Trust will own and manage the property under a long-term ground lease from Syracuse University.  As of March 31, 2009, the Trust has incurred $12,478 in development costs.  During the three months ended March 31, 2009, the Trust capitalized interest costs of $124 related to the development.

All costs related to the development of student apartment communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the development is complete and opens.

8. Disposition of real estate investments and discontinued operations

During the first quarter of 2009, the Trust entered a definitive agreement to sell the student housing community referred to as College Station located in Augusta, Georgia.  In accordance with SFAS No. 144, the Trust ceased depreciation on the property and classified the student housing property as held for sale in the accompanying condensed consolidated balance sheets.  The results of operations are reflected as discontinued operations in the accompanying condensed consolidated statement of operations for all periods presented. The following table summarizes income/(loss)  from discontinued operations for the three months ended March 31, 2009 and 2008:

	2009	2008
Student housing leasing revenue	$121	$122
Student housing leasing operating expenses	112	90
Depreciation and amortization	25	24
Income/(loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(16)	$8

During the first quarter of 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512.  The Trust redeemed the unit holder’s units and received cash totaling $2,616. The loss on the sale is included in student housing leasing operations expense in the accompanying condensed consolidated statement of operations.  The Trust simultaneously entered into a 40 year ground lease.

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of March 31, 2009, the Trust had 832,000 shares of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2009 and December 31, 2008, unearned compensation totaled $506 and $657, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the three months ended March 31, 2009 and 2008, compensation expense of $151 was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

PIUs, are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. For purposes of the Plan, each PIU is deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we do not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, was $192 and $227, respectively.  Additionally during each of the three months ended March 31, 2009 and 2008, the Trust issued 4,000 shares of common stock to an executive officer pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2009 is as follows:

		Stock
	PIU’s	Awards (1)	Total
Outstanding at December 31, 2008	275,000	208,000	483,000
Granted	5,000	4,000	9,000
Forfeited	—	—	—
Outstanding at March 31, 2009	280,000	212,000	492,000
Vested at March 31, 2009	280,000	181,889	461,889
(1) Includes restricted stock awards.

10. Subsequent events

On April 7, 2009, the Trust sold the College Station student housing property for a purchase price of $2,550.  The Trust received proceeds of $250 and a note receivable of $2,300 that is due on December 31, 2009 but extendable under certain circumstances up to an additional 18 months.  As discussed in Note 8 the operations of College Station have been classified as held for sale and discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

On April 13, 2009, our board of directors declared a first quarter distribution of $0.1025 per share of common stock for the quarter ended on March 31, 2009. The distribution is payable on May 15, 2009 to stockholders of record at the close of business on April 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and share data)

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and  notes thereto and MD&A contained in our annual report on form 10-K for the year-ended December 31, 2008. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Overview

We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the ownership, acquisition and management of high quality student housing communities. We also provide student housing development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high quality student housing communities in the United States in terms of both total beds owned and under management.

We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through Allen & O’Hara Education Services, Inc. (AOES) and Allen & O’Hara Development Company, LLC (AODC), respectively. While we manage 100% of the properties we own, we do not recognize any fee income from their management on a consolidated basis. Furthermore, we do not recognize development fee income on a consolidated basis for properties that are being developed for ownership by the Trust.

We have elected to be taxed as a REIT for federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and development consulting services. We evaluate each segment’s performance based on pre-tax net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student Housing Leasing

Student housing leasing revenue represented approximately 88.1% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2009. Our revenue related to food service operations is included in this segment. Additionally, for the first month of 2008, this segment included other leasing revenue related to the Place lease which was terminated on February 1, 2008.

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

Management Services

Revenue from our management services, excluding operating expense reimbursements, represented approximately 6.1% of our revenue for the three months ended March 31, 2009. These revenues are typically derived from multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Development Consulting Services

Revenue from our development consulting services, excluding operating expense reimbursements, represented approximately 5.8% of our revenue for the three months ended March 31, 2009. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the project, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. We recognize the expenses when incurred while the reimbursement revenue is not recognized until the consulting contract is awarded. These operating expenses are wholly reimbursable and therefore not considered by our management when analyzing the operating performance of our third-party development consulting services business. Also, at times, we will pay pre-development project expenses such as architectural fees and permits if such are required prior to the project’s financing being in place. We typically obtain a guarantee from the owner for repayment of these project specific costs.

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

For the three months ended March 31, 2009, same-community revenue per available bed increased to $411 and same-community physical occupancy decreased to 92.3% compared to revenue per available bed of $409 and physical occupancy of 95.3% for the three months ended March 31, 2008. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages, and, at times, an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

On a same-community basis, the 2008-2009 lease year has an average rate growth of 4.9% and an occupancy decline of approximately 1.1%, excluding three communities in the currently challenging markets of Kalamazoo, Michigan, Gainesville, Florida, and Oxford, Mississippi. These three properties have faced significant new supply in their respective markets while enrollment at each school is flat or declining. Combined, these communities experienced a 13.5% decline in occupancy and a 3.4% decline in rate for the 2008-2009 lease term. We will continue to focus on improving occupancy at these properties, but it will take time for the imbalance to reach a level of equilibrium.  In total, including these three communities, same-community average rates for the 2008-2009 lease year grew about 3.3% and occupancy declined approximately 2.9%.

As of April 26th, leasing for the fall of 2009 on a same community basis reflected approximately 69.0% of beds applied for and 59.7% already leased compared to 69.9% and 62.3%, respectively, at this time last year.   An application is defined as a signed student lease without the receipt of an executed parental guarantee, which can take time to obtain.  We currently view these leasing results as in line with prior year and attribute some of the lag in leased percentage to newly implemented credit processes and us seeking to ensure the guarantor has acceptable credit before finalizing the lease. Leasing for the three properties in the previously identified challenged markets shows 66.1% of beds applied for and 52.1% leased compared to 57.3% applied for and 49.8% leased one year ago.  The Place Portfolio, which we began managing in February of 2008, has approximately 59.6% of the beds applied for and 49.4% leased compared to 47.4% and 38.8%, respectively, at this time last year.

Student Housing Operating Costs

Same community operating expenses increased to $192 per bed in fiscal 2008 compared to $185 per bed in fiscal 2007.  This increase is primarily attributable to a rise in payroll related expenses, increased marketing expenses, higher utility costs, and a loss on the sale of land and parking garage at our University Towers community.  Excluding the impact of the land and parking garage sale, we experienced operating expense growth of 3.4% in 2008 compared to 2.4% in 2007.  As a response to higher than desired expense growth in fiscal 2008 and due to significant declines in the economy a targeted cost reduction plan was commenced in the fourth quarter of 2008 which continues in fiscal 2009.  Specifically, we have put in place selective staff reductions, a hiring freeze and a moratorium on wage increases at both the property and corporate levels.  Furthermore, we are curbing discretionary spending as we work to improve our margins and strengthen our communities during the current volatile and unsettled US economic conditions.  For the three months ended March 31, 2009, same-community operating expenses declined 6.0% year over year.  This decrease is primarily attributable to the loss on the land and parking garage mentioned above; however, an improvement in property general and administrative and maintenance expenses also contributed to the expense improvement over the first quarter of 2008.

Termination of Lease with Place Properties, Inc.

On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (“Place”) for 13 properties owned by the Trust but previously operated and managed by Place.  Under the termination agreement, the Trust received a lease termination fee of $6,000. As a result of the lease termination, the Trust began managing these properties and began recognizing the results of operations for these properties in its consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement.  In the near term, the net operating income generated by these properties is expected to be less than the rental income received under the lease; thus, potentially reducing our net income from continuing operations over the next 2 to 3 years. The Trust negotiated the lease termination fee of $6,000 in part to offset the expected shortfall in operating results of the communities.  Over time, we expect to be able to improve the operating results of the Place Portfolio through revenue growth driven by improved marketing and customer service strategies. However, as with all its communities, management continually assesses each community and their respective markets to determine if such growth is achievable or if other alternatives should be pursued. The Place Portfolio opened the 2008-2009 lease year with an occupancy of 81.9% compared to 87.8% for the prior lease year.

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

Student Housing Leasing Revenue Recognition

Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from the leasing of space, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, this segment included other leasing revenue related to the Place Portfolio lease, which was terminated February 1, 2008.  Additional information is included below regarding revenue recognition for student housing food service and other leasing revenue.

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, a parental guarantee must accompany each executed contract. Receivables are recorded when due. Leasing revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. Balances are considered past due when payment is not received on the contractual due date. Allowances for doubtful accounts are established by management when it is determined that collection is doubtful.

Student Housing Food Service Revenue Recognition

We maintain a dining facility at University Towers, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.

Other Leasing Revenue Recognition

Other leasing revenue relates to our leasing of 13 properties we acquired from Place on January 1, 2006. Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.  Under the termination agreement the Trust received a lease termination fee totaling $6,000 in 2008, of which $800 was recognized in the first quarter of 2008.

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

Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009 the Trust adopted SFAS No. 141R, which changes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141R also enhances the disclosures to enable the evaluation of the nature and financial effects of the business combination.  The Trust will apply the provisions of SFAS No. 141R to all future acquisitions.

Student housing properties are classified as held for sale based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the condensed consolidated balance sheet and operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the three months ended March 31, 2009 and 2008, no impairment losses on student housing properties held for sale were recognized.

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

Use of Estimates

Significant estimates and assumptions are used by management in determining the recognition of third- party development consulting revenue under the percentage of completion method, useful lives of student housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with student housing property acquisitions, the determination of fair value for impairment assessments, and in recording the allowance for doubtful accounts.  Actual results could differ from those estimates.

We review our assets, including our student housing properties, properties under development, and goodwill for potential impairment indicators whenever events or circumstances indicate that the carrying value might not be recoverable.  Impairment indicators include, but are not limited to, declines in our market capitalization, overall market factors, changes in cash flows, significant decreases in net operating income and occupancies at our operating properties, changes in projected completion dates of our development projects, and sustainability of development projects.  Our tests for impairment are based on the most current information available and if conditions change or if our plans regarding our assets change, it could result in additional impairment charges in the future.  However, based on our plans with respect to our operating properties and those under development, we believe the carrying amounts are recoverable.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Trust’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. As a result of the adoption, the Trust has reported noncontrolling interests as a component of equity in the condensed consolidated balance sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the condensed consolidated statement of operations.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS 160.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively.  The adoption of FSP 03-6-1 did not have a material impact on the Trust’s consolidated financial condition or results of operations.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009					Three Months Ended March 31, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$28,720	$—	$—	$—	$28,720	$26,231	$—	$—	$—	$26,231
Student housing food service revenue	593	—	—	—	593	655	—	—	—	655
Other leasing revenue	—	—	—	—	—	1,945	—	—	—	1,945
Third-party development consulting services	—	1,457	—	—	1,457	—	1,787	—	—	1,787
Third-party management services	—	—	909	—	909	—	—	975	—	975
Intersegment revenues	—	474	1,125	(1,599)	—	—	—	1,037	(1,037)	—
Operating expense reimbursements	—	—	—	2,190	2,190	—	—	—	2,619	2,619
Total revenues	29,313	1,931	2,034	591	33,869	28,831	1,787	2,012	1,582	34,212
Operating expenses:
Student housing leasing operations	12,598	—	—	—	12,598	11,995	—	—	—	11,995
Student housing food service operations	572	—	—	—	572	633	—	—	—	633
General and administrative	—	732	1,968	(37)	2,663	3	731	1,798	—	2,532
Intersegment expenses	1,125	—	—	(1,125)	—	1,037	—	—	(1,037)	—
Reimbursable operating expenses	—	—	—	2,190	2,190	—	—	—	2,619	2,619
Total operating expenses	14,295	732	1,968	1,028	18,023	13,668	731	1,798	1,582	17,779
Net operating income	15,018	1,199	66	(437)	15,846	15,163	1,056	214	—	16,433
Nonoperating expenses(1)	13,429	(11)	—	—	13,418	13,620	(31)	—	—	13,589
Income before equity in earnings (losses) of unconsolidated entities, income taxes, noncontrolling interests and discontinued operations	1,589	1,210	66	(437)	2,428	1,543	1,087	214	—	2,844
Equity in earnings (losses) of unconsolidated entities	100	—	—	—	100	—	(1)	—	—	(1)
Income before income taxes, noncontrolling interests and discontinued operations(2)	$1,689	$1,210	$66	$(437)	$2,528	$1,543	$1,086	$214	$—	$2,843

(1)	Nonoperating expenses include interest expense, interest income, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)
The following is a reconciliation of the reportable segments’ net income before income taxes, noncontrolling interests and discontinued operations to the Trust’s consolidated net income before income taxes, noncontrolling interests and discontinued operations for the three months ended March 31:

	2009	2008
Net income before income taxes and discontinued operations for reportable segments	$2,528	$2,843
Other unallocated corporate expenses	(1,681)	(1,674)
Net income before income taxes and discontinued operations	$847	$1,169

Student housing leasing

Student housing operating statistics for all owned and operated properties for the three months ended March 31, 2009 and 2008 were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,	Favorable
	2009	2008	(Unfavorable)
Occupancy
Physical (1)	89.4%	93.7%	(4.3)%
Economic (2)	89.4%	94.1%	(4.7)%
NARPAB (3)	$365	$373	$(8)
Other income per avail. bed (4)	$21	$19	$2
RevPAB (5)	$386	$392	$(6)
Operating expense per bed (6) (7)	$169	$172	$3
Operating margin (7)	56.2%	56.2%	—%
Design Beds (8)	74,364	66,892	7,472
(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

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

(8)
Represents the sum of the monthly design beds in the portfolio during the period. As of February 1, 2008, the design beds related to the Place Portfolio were included in the total for the three months ended March 31, 2009 due to the termination of the lease with Place.

The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 4.3% and a decline in RevPAB of 1.5%. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of assuming management of the Place Portfolio in February of 2008, whose underlying economics are currently different from our existing communities. For the three months ended March 31, 2009, the Place Portfolio had an average physical occupancy of 79.7%, RevPAB of $300, and operating margins of 48.3% compared to 92.3%, $411, and 58.2%, respectively, on a same community basis.

Student housing operating statistics on a same-community basis for the three months ended March 31, 2009 and 2008 were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,	Favorable
	2009	2008	(Unfavorable)
Occupancy
Physical	92.3%	95.3%	(3.0)%
Economic	92.7%	96.0%	(3.3)%
NARPAB	$389	$387	$2
Other income per avail. bed	$22	$22	$—
RevPAB	$411	$409	$2
Operating expense per bed (1)	$172	$174	$2
Operating margin (1)	58.2%	57.5%	0.7%
Design Beds	55,098	55,104	(6)

(1)
For the three months ended March 31, 2008, approximately $9 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 8 in the condensed consolidated financial statements) is excluded.

Total revenue in the student housing leasing segment was $29,313 for the three months ended March 31, 2009. This represents an increase of $482, or 1.7%, from the same period in 2008. Student housing leasing revenue increased 9.5%, or $2,489.  This increase was offset by a decline in other leasing revenue of $1,945 as a result of the Place lease termination and a $62 decline in food service revenue.  The student housing leasing revenue increase included $1,590 related to operating the Place Portfolio properties, $766 related to The Reserve at Saluki Point community, which opened in the fall of 2008, and $133 related to an approximate 0.6% increase in same-community revenue. The same-community revenue growth of .6% was driven by a 3.4% improvement in rental rates and 0.2% increase in other income that was offset by an approximate 3.0% decline in occupancies.

Operating expenses in the student housing leasing segment increased $627, or 4.6%, to $14,295 for the three months ended March 31, 2009 as compared to the same period in 2008. Student housing leasing operations increased a total of $603, or 5.0%, over the prior year, with an increase of $878, attributable to operating expenses associated with taking over the Place Portfolio as discussed above, $254 related to the Reserve at Saluki Point community that opened in August of 2008 and $72 of pre-opening costs associated with the Syracuse University community currently under development.  These increases were offset by a decline of $600, or 6.0%, in same-community operating expenses year over year.  This decrease is primarily attributable to the loss of $512 on the sale of the University Towers land and parking garage in the prior year.  However, a $362 improvement in property general and administrative and maintenance expenses partially offset by higher marketing, utility and life safety costs also contributed to the expense improvement over 2008.

Non-operating expenses decreased $191 to $13,429 for the three months ended March 31, 2009, as compared to the same period in 2008. This decrease was primarily driven by a $418 decline in depreciation expense due to fully depreciated assets that remain in service.  The decrease was partially offset by a $132 increase in interest expense related to debt on the new community in Carbondale, IL (The Reserve at Saluki Point) and slightly higher debt and interest rates related to the debt refinancing in December 2008.

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the three months ended March 31, 2009, equity in earnings was $100 compared to no equity in earnings in the prior year.  The improvement comes as a result of better operating results from those properties.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended March 31, 2009 and 2008:

			Recognized Earnings
Project	Beds	Fee Type	2009	2008	Difference
University of Michigan	896	Development fee	$34	$100	$(66)
University of Alabama — Tuscaloosa	631	Development fee	—	670	(670)
Slippery Rock University — Phase II	746	Development fee	—	161	(161)
Indiana University of Pennsylvania — Phase II	1,102	Development fee	—	648	(648)
Fontainebleu Renovation Project	435	Development fee	46	13	33
West Chester— Phase I	1,197	Development fee	518	195	323
Indiana University of Pennsylvania — Phase III	1,084	Development fee	473	—	473
Colorado State University — Pueblo I	253	Development fee	195	—	195
Colorado State University — Pueblo II	500	Development fee	9	—	9
Auraria Higher Education System	685	Development fee	182	—	182
Southern Illinois University— Carbondale	528	Construction oversight fee	35	—	35
Syracuse University	432	Development fee	439	—	439
Development consulting services			$1,931	$1,787	$144

California University of Pennsylvania — Phase V	356	Development fee	—	(1)	1
Equity in earnings of unconsolidated entities			$—	$(1)	$1

Development consulting services revenue increased $144, or 8.1%, to $1,931 for the three months ended March 31, 2009 as compared to the same period in 2008.  The increase in revenue is indicative of an increase in the number and size of projects.  As reflected in the table above, there were six main projects representing 4,890 beds and a renovation project active in the first quarter of 2009 as well as contingent fees of $182 recognized for the Auraria Higher Education System project.  This is compared to four active projects representing 3,941 beds, a renovation project and final fees received on the previously closed project at the University of Alabama in 2008. The construction oversight fee recognized for Southern Illinois University – Carbondale and Syracuse University are for internally developed projects; therefore, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses remained relatively flat for the quarter.

Management services

Total management services revenue increased by $22, or 1.1%, to $2,034 for the three months ended March 31, 2009 as compared to the same period in 2008. Growth in our owned portfolio period over period as discussed under “Student housing leasing” above contributed to $88 of the increase by way of intersegment revenue primarily related to three full months of managing the Place Portfolio in 2009 compared to 2 months in 2008 and the opening of the Reserve at Saluki Pointe in August of 2008.  Third-party management fee revenue decreased $66, or 6.8%, to $909 for the three months ended March 31, 2009 as compared to the same period in 2008.  The cancellation of a contract related to a five property portfolio in Michigan, for which the owner chose to take management in-house, contributed to $105 of the decrease and $76 came from the cancellation of a contract in Illinois.  These decreases were partially offset by $66 related to three new contracts and a net increase in fees from existing contracts.

General and administrative costs for our third-party management services segment increased $170 to $1,968 for the three months ended March 31, 2009, as compared to the same period in 2008. This increase is due to increases in staffing and costs related to three full months of managing the Place Portfolio in 2009 compared to 2 months in 2008.

Funds from Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Net income attributable to Education Realty Trust, Inc.	$433	$889
Less gain on sale of student housing property, net of minority interest	—	512
Plus student housing property depreciation and amortization of lease intangibles	7,005	7,427
Plus equity portion of real estate depreciation and amortization on equity investees	122	125
Plus depreciation and amortization of discontinued operations	25	24
Plus noncontrolling interest	210	97
Funds from operations	$7,795	$9,074

Liquidity and Capital Resources

Amended revolver and other indebtedness

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on six otherwise unmortgaged properties.  The Amended Revolver had a term of three years and matured on March 31, 2009.  However, the Operating Partnership exercised its option to extend the maturity date until March 30, 2010, under existing terms. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage (3.50% at March 31, 2009).

The maximum availability under the Amended Revolver is $100,000; however, availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of March 31, 2009, our borrowing base was $47,822, we had $32,900 outstanding and we had letters of credit outstanding of $2,000; thus, our remaining availability was $12,922. We do, however, have additional unmortgaged properties that can be pledged against the line to increase total availability.

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

At March 31, 2009, the Trust had $10,657 and $3,512 outstanding on construction loans of $11,000 and $12,285, respectively, related to the development of a wholly-owned student apartment community near Southern Illinois University. The loans bear interest equal to LIBOR plus a 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. The Trust incurred $81 in deferred financing costs in connection with the construction loans.

At March 31, 2009, the Trust had $191 outstanding on a $14,300 construction loan related to the development of a wholly owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

On December 31, 2008, the Trust entered into a $222,000 secured credit facility and used initial proceeds of approximately $197,735 to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009.  The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, to pay $2,052 in deferred financing costs, to pay down the Amended Revolver and to pay for other corporate working capital needs.  The Trust recognized a loss of $4,360 on the early retirement of debt.  The initial borrowings under the secured credit facility consisted of fixed rate loans of approximately $15,492, $72,106 and $60,263 with maturities of five, seven and ten-year terms, respectively. The annual fixed interest rates are 5.99%, 6.02% and 6.02%, respectively. The facility also provided five-year variable interest rate loans based on 30-day LIBOR totaling approximately $49,874. The variable rate loans are currently priced at a weighted average interest rate of 3.90% per annum.

In order to hedge the interest rate risk associated with the variable rate loans under the secured credit facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.

The Trust has approximately $98,660 of mortgage debt due to mature in December of 2009. Management is currently engaged in negotiating replacement financing for this debt maturity. The ability to find other replacement financing is not guaranteed and the cost of any such financing could be substantially higher than current debt costs.  At March 31, 2009, the Trust had ten properties unencumbered by mortgage debt. Six of those ten properties have, however, been pledged as collateral against any borrowing under our Amended Revolver.

Liquidity outlook and capital requirements

At March 31, 2009, we had $8,889 of cash, a decrease of $114 from December 31, 2008. During the three months ended March 31, 2009, we generated $12,409 of cash from operations, and drew $3,268 on the construction loan related to the company owned development in Carbondale, Illinois.  This allowed us to invest $9,338 in new developments and distribute $3,066 to our stockholders and unitholders.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.41 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through net cash provided by operations.  Distributions for the three months ended March 31, 2009 totaled $3,066 or $0.10 per weighted average share/unit, compared to cash provided by operations of $12,409, or $.42 per weighted average share/unit for the same period in 2008. The Trust’s Board of Directors lowered the annual dividend from $0.82 to $0.41 per share/unit beginning in 2009.  The new dividend policy is expected to result in the Trust retaining approximately $12,000 of additional cash in 2009, which will further strengthen liquidity.

We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations and external sources of debt and equity capital, including our secured credit facility and public capital markets as well as private sources of capital. To the extent that we are unable to maintain our Amended Revolver or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs. The stock market has recently experienced extreme price and volume fluctuations.  These broad market fluctuations could adversely impact our ability to utilize the capital markets.

Based on our closing share price of $3.49 on March 31, 2009, our total enterprise value was $580,028.  With total debt outstanding on March 31, 2009 of $476,585, our current debt to enterprise value was 82.2%.  With gross assets outstanding on March 31, 2009 of $898,396, which excludes accumulated depreciation of $120,863, our current debt to gross assets was 53.1%.  We believe our capital structure, current FFO targets and availability under our Amended Revolver leaves us with sufficient liquidity and access to financing to fund current working capital needs and limited future student housing investments.  Additional external capital resources would be necessary to fund significant future investments.

As noted earlier, we have $98,660 of mortgage debt due to mature in December of 2009.  If capital and equity markets continue to erode significantly (or do not recover) and we can not find replacement financing, we will not have enough existing liquidity (from operations or the Amended Revolver) to repay the debt.  If that were to happen, management would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing.  If we are unable to find replacement financing, the nine encumbered communities could be turned over to the lender and as a result we could cross default our Amended Revolver.  If this were to occur, management has reviewed its cash flows and has identified plans that could be implemented in an effort to repay the outstanding balance on the Amended Revolver.  These plans could include elimination of or the payment in kind of our dividends, suspension of capital spend, cost reductions, and subject to appropriate market conditions, possible asset dispositions and/or a potential capital event.  However, there can be no assurance that these efforts would be successful.  Additionally, management has assessed the remaining student housing assets that would remain in the portfolio and currently believe they should be able to produce sufficient cash flows to fund operations and service the remaining debt requirements in the near future.

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

An additional source of capital, subject to appropriate market conditions, is the possible disposition of non-strategic properties. We continually assess all of our properties, the markets they are in and the universities they serve to determine if any dispositions are necessary or appropriate. The sale of any unencumbered asset would provide additional capital which would most likely be used to pay down debt or possibly finance acquisition/development growth or other operational needs.

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

In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened the Trust’s first wholly owned, self-developed property in August of 2008 which serves Southern Illinois University. At March 31, 2009, costs totaling $15,910 have been capitalized related to the ongoing developments at Syracuse University and a second phase at Southern Illinois University. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver, the issuance of equity instruments, including common or preferred stock, partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions or at all or that we will make any investments in additional properties.  Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  Non-compliance with the current covenants or the inability to obtain a replacement facility before our current facility expires would have a material adverse effect on our financial condition and liquidity.

Commitments

The following table summarizes our contractual obligations as of March 31, 2009:

	Payment due by Period
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$100,992	$40,198	$114,088	$221,307	$476,585
Contractual Interest Obligations(2)	18,937	38,215	29,055	25,312	111,519
Operating Lease and Future Purchase Obligations (3)	3,305	7,181	6,059	952	17,497
Capital Reserve Obligations(4)	1,584	2,736	2,560	2,582	9,462
Total	$124,818	$88,330	$151,762	$250,153	$615,063

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under Amended Revolver and Term Loan agreements. The first mortgage debt does not include $1,102 of unamortized debt premium.

(2)	Includes contractual fixed-rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock. All such distributions are authorized at the discretion of our board of directors. We may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status.   Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

The Trust’s Board of Directors lowered the annual dividend target from $0.82 to $0.41 per share/unit beginning in 2009.  The 2009 dividend policy is expected to result in the Trust retaining approximately $12.0 million of cash, which will further strengthen liquidity.

On April 13, 2009, our board of directors declared a first quarter distribution of $0.1025 per share of common stock for the quarter ending on March 31, 2009. The distribution is payable on May 15, 2009 to stockholders of record at the close of business on April 30, 2009.

Off-Balance Sheet Arrangements

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments. Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in December of 2009. On October 30, 2008, the LLC borrowed an additional $1,200 which matures on August 10, 2009 and has also been guaranteed by the Operating Partnership.

Additionally, as discussed in note 3 to the consolidated financial statements, we hold investments in unconsolidated entities. These unconsolidated entities have third-party mortgage and construction indebtedness totaling $88,121 at March 31, 2009 which is not guaranteed by the Operating Partnership.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2009, we had fixed rate debt of $379,557. Holding other variables constant a 100 basis point increase in interest rates would cause a $13,539 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $14,464 increase in the fair value of our fixed rate debt. At March 31, 2009, 79.6% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 6.11% and an average term to maturity of 4.57 years.

At March 31, 2009, we also had $32,900 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.

At March 31, 2009, we had $10,657 and $3,512 outstanding on construction loans in the amount of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University. The loans bear interest equal to LIBOR plus a 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. We incurred $81 in deferred financing costs in connection with the construction loans.

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

Additionally, in 2008, we borrowed $49,874 in variable rate debt to refinance mortgage debt.   The loans bear interest at 30-day LIBOR plus an applicable margin and mature on January 1, 2014.  In order to hedge the interest rate risk associated with these loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The interest rate cap effectively limits the interest rate on the $49,874 of refinanced mortgage debt at 7.0% per annum through December 31, 2013. The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.

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

Our management, with the participation of our principal executive officer and principal financial officers, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk factors

The discussion of the Trust’s business and operations should be read together with the risk factors contained below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of March 31, 2009, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

During the three months ended March 31, 2009, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan for our common stockholders, we directed the plan administrator to purchase 1,049 shares of our common stock for $5 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the first quarter of 2009.  We also directed the plan administrator to purchase 3,084 shares of our common stock for $13 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended March 31, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	1,008	$4.46	―	―
February 1-28, 2009	2,164	4.38	―	―
March 1-31, 2009	961	3.24	―	―
Total	4,133	$4.24	―	―

(1)	All shares purchased in the open market pursuant to the terms of our Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

EDUCATION REALTY TRUST, INC.

Date: May 8, 2009	By /s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 8, 2009	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: May 8, 2009	By /s/ J. Drew Koester
J. Drew Koester
Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009)

4.1
Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Amendment No. 5 to its Registration Statement on Form S-11 (File No. 333-119264), filed on January 24, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*
In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.