Form 10-Q
period 2009-06-30
Education Realty Trust, Inc.
filed 2009-07-21
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No 

As of July 17, 2009, the latest practicable date, the Registrant had outstanding 28,522,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Assets:
Student housing properties, net	$722,196	$731,400
Student housing properties – held for sale	—	2,107
Assets under development	29,248	6,572
Corporate office furniture and equipment, net	1,259	1,465
Cash and cash equivalents	4,070	9,003
Restricted cash	6,262	5,595
Student contracts receivable, net	542	533
Receivable from affiliate	15	25
Management fee receivable from third party	265	401
Goodwill and other intangibles, net	3,090	3,111
Note receivable from unconsolidated joint venture	827	834
Other assets	14,667	16,601

Total assets	$782,441	$777,647

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$450,493	$442,259
Revolving line of credit	29,600	32,900
Accounts payable	6,031	303
Accrued expenses	9,895	9,144
Accrued interest	2,060	1,158
Deferred revenue	7,730	9,954
Total liabilities	505,809	495,718

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	11,325	11,751

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,501,849 and 28,475,855 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	285	285
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	302,876	308,356
Accumulated deficit	(40,717)	(41,381)
Total Education Realty Trust, Inc. stockholders’ equity	262,444	267,260
Noncontrolling interest	2,863	2,918
Total equity	265,307	270,178
Total liabilities and equity	$782,441	$777,647

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008
Revenues:
Student housing leasing revenue	$56,221	$52,944
Student housing food service revenue	1,059	1,196
Other leasing revenue	—	6,945
Third-party development services	2,716	3,008
Third-party management services	1,632	1,807
Operating expense reimbursements	4,226	5,140
Total revenues	65,854	71,040
Operating expenses:
Student housing leasing operations	25,086	25,031
Student housing food service operations	1,013	1,128
General and administrative	7,835	7,850
Depreciation and amortization	14,274	14,769
Reimbursable operating expenses	4,226	5,140
Total operating expenses	52,434	53,918
Operating income	13,420	17,122
Nonoperating expenses:
Interest expense	12,502	12,213
Amortization of deferred financing costs	519	487
Interest income	(154)	(190)
Gain on extinguishment of debt	(830)	—
Total nonoperating expenses	12,037	12,510
Income from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	1,383	4,612
Equity in earnings (losses) of unconsolidated entities	146	(27)

Income from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	1,529	4,585
Income tax expense	690	173
Income from continuing operations before redeemable noncontrolling interests	839	4,412
Income attributable to redeemable noncontrolling interests	138	121
Income from continuing operations	701	4,291
Loss from discontinued operations	(18)	(34)
Net income	683	4,257

Less: Net income attributable to the noncontrolling interest	19	50
Net income attributable to Education Realty Trust, Inc.	$664	$4,207

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic:
Continuing operations	$0.02	$0.15
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$0.15

Income attributable to Education Realty Trust, Inc. common stockholders per share — diluted:
Continuing operations	$0.02	$0.14
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$0.14

Weighted average common shares outstanding – basic	28,518,430	28,510,564

Weighted average common shares outstanding – diluted	29,639,425	29,656,000

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$682	$4,240
Loss from discontinued operations, net of tax	(18)	(33)
Net income	$664	$4,207
Distributions per common share	$0.205	$0.410

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2009	2008
Revenues:
Student housing leasing revenue	$27,501	$26,713
Student housing food service revenue	466	541
Other leasing revenue	—	5,000
Third-party development services	1,259	1,221
Third-party management services	723	832
Operating expense reimbursements	2,036	2,521
Total revenues	31,985	36,828
Operating expenses:
Student housing leasing operations	12,488	13,036
Student housing food service operations	441	495
General and administrative	3,841	3,913
Depreciation and amortization	7,110	7,200
Reimbursable operating expenses	2,036	2,521
Total operating expenses	25,916	27,165
Operating income	6,069	9,663
Nonoperating expenses:
Interest expense	6,150	6,049
Amortization of deferred financing costs	218	244
Interest income	(105)	(72)
Gain on extinguishment of debt	(830)	—
Total nonoperating expenses	5,433	6,221
Income from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	636	3,442
Equity in earnings (losses) of unconsolidated entities	46	(26)

Income from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	682	3,416
Income tax expense (benefit)	502	(18)
Income from continuing operations before redeemable noncontrolling interests	180	3,434
Income (loss) attributable to redeemable noncontrolling interests	(63)	37
Income from continuing operations	243	3,397
Loss from discontinued operations	(2)	(42)
Net income	241	3,355

Less: Net income attributable to the noncontrolling interest	10	37
Net income attributable to Education Realty Trust, Inc.	$231	$3,318

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic:
Continuing operations	$0.01	$0.12
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.01	$0.12

Income attributable to Education Realty Trust, Inc. common stockholders per share — diluted:
Continuing operations	$0.01	$0.11
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.01	$0.11

Weighted average common shares outstanding – basic	28,520,344	28,512,344

Weighted average common shares outstanding – diluted	29,641,339	29,633,339

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$233	$3,359
Loss from discontinued operations, net of tax	(2)	(41)
Net income	$231	$3,318
Distributions per common share	$0.1025	$0.2050

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2007	28,431,855	$284	$330,969	$(33,434)	$3,242	$301,061
Common stock issued to officers and directors	8,000	—	101	—	—	101
Amortization of restricted stock	36,000	1	604	—	—	605
Cash dividends	—	—	(23,379)	—	(260)	(23,639)
PIU’s forfeited	—	—	61	—	(61)	—
PIU’s issued	—	—	—	—	49	49
Net loss	—	—	—	(7,947)	(52)	(7,999)
Balance, December 31, 2008	28,475,855	285	308,356	(41,381)	2,918	270,178
Common stock issued to officers and directors	8,000	—	34	—	—	34
Amortization of restricted stock	17,994	—	302	—	—	302
Cash dividends	—	—	(5,846)	—	(57)	(5,903)
PIU’s forfeited	—	—	30	—	(30)	—
PIU’s issued	—	—	—	—	13	13
Net income	—	—	—	664	19	683
Balance, June 30, 2009	28,501,849	$285	$302,876	$(40,717)	$2,863	$265,307

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008
Operating activities:
Net income	$683	$4,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,274	14,769
Depreciation included in discontinued operations	25	48
Deferred tax expense/(benefit)	156	(379)
(Gain)/loss on disposal of assets	(23)	525
Gain on extinguishment of debt	(830)	—
Amortization of deferred financing costs	519	487
Gain on interest rate cap	(205)	—
Amortization of unamortized debt premiums/discounts	(202)	(263)
Distributions of earnings from unconsolidated entities	182	124
Noncash compensation expense related to PIUs and restricted stock	353	396
Equity in (earnings) losses of unconsolidated entities	(146)	27
Redeemable noncontrolling interest	137	121
Change in operating assets and liabilities	9,426	1,388
Net cash provided by operating activities	24,349	21,500
Investing activities:
Purchase of corporate furniture and equipment	(84)	(143)
Restricted cash	(667)	(789)
Investment in student housing properties	(4,945)	(3,954)
Proceeds from sale of assets	—	2,578
Proceeds from sale of student housing properties	136	—
Insurance proceeds received for property damage	175	—
Investment in assets under development	(22,676)	(11,409)
Investment in unconsolidated entities	(293)	(169)
Net cash used in investing activities	(28,354)	(13,886)
Financing activities:
Payment of mortgage notes	(1,396)	(24,766)
Borrowings under mortgage notes and construction loans	9,832	29,712
Borrowing (repayment) under line of credit, net	(3,300)	23,200
Debt issuance costs	(427)	(198)
Proceeds from refund of defeasance costs	830	—
Dividends and distributions paid to common and restricted stockholders	(5,846)	(11,688)
Dividends and distributions paid to noncontrolling interests	(621)	(586)
Net cash (used in) provided by financing activities	(928)	15,674
Net (decrease) increase in cash and cash equivalents	(4,933)	23,288
Cash and cash equivalents, beginning of period	9,003	4,034
Cash and cash equivalents, end of period	$4,070	$27,322

See accompanying notes to the condensed consolidated financial statements.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$12,342	$12,878
Income taxes paid	$408	$70
Supplemental disclosure of noncash activities:
Redemption of minority interest from unit holder	$—	$893
Note receivable received in connection with sale of student housing property	$2,300	$—

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

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	Allen & O’Hara Education Services, Inc. (“AOES”), a Delaware corporation performing student housing management activities; and

•	Allen & O’Hara Development Company, LLC (“AODC”), a Delaware limited liability company providing development consulting services for third party student housing properties.

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

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash held in certain bank accounts may exceed the amount that the Federal Deposit Insurance Corporation (“FDIC”) insures.  At June 30, 2009, the Trust had no cash on deposit that was uninsured by the FDIC or in excess of FDIC limits.

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

Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Prior to 2009,  pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a property, were accounted for as part of the purchase price. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009 the Trust adopted SFAS No. 141R, which prospectively changes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141R also enhances the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. The Trust will apply the provisions of SFAS No. 141R to all future acquisitions.

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

Certain student housing properties may be classified as held for sale based on the criteria within SFAS No. 144. When a student housing property is identified as held for sale, the net realizable value of such asset is estimated. If the net realizable value of the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. No impairment loss on student housing properties held for sale was recognized in the accompanying condensed consolidated statements of operations.

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

The Trust also follows Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Trust had no unrecognized tax benefits as of June 30, 2009 and 2008.  As of June 30, 2009, the Trust does not expect to record any unrecognized tax benefits.  The Trust, or its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. As of June 30, 2009, open tax years generally include tax years 2005-2008. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At June 30, 2009, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners.   SFAS No. 160 was adopted by the Trust on January 1, 2009.  The Operating Partnership Units, the University Towers Operating Partnership Units and profits interest units (“PIU”) (see Note 9) are now referred to as noncontrolling interests (formerly minority interests).  In connection with the adoption, the Trust also considered the guidance in FASB EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder for cash and essentially have the same characteristics as common stock as they participate in net income and distributions. However, the Trust may opt to issue an equivalent number of shares of common stock in place of cash. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

 The PIU’s were determined to be noncontrolling interests that are not redeemable and accordingly these amounts were reclassified to equity in the accompanying condensed consolidated balance sheets.  The PIU holder’s share of income or loss is reported in the accompanying condensed consolidated statements of operations as net income attributable to noncontrolling interests.

Earnings per share

The Trust calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, on January 1, 2009.  Upon adoption all unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method.  The adoption resulted in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented.  The adoption did not have a material impact on the Trust’s condensed consolidated financial statements.

The following reconciles the basic and diluted weighted average shares for the three and six months ended June 30, 2009 and 2008:

	Six months	Six months
	ended June 30,	ended June 30,
	2009	2008
Basic weighted average common shares outstanding	28,518,430	28,510,564
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	207,257	231,698
Diluted weighted average common shares outstanding	29,639,425	29,656,000

	Three months	Three months
	ended June 30,	ended June 30,
	2009	2008
Basic weighted average common shares outstanding	28,520,344	28,512,344
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	207,257	207,257
Diluted weighted average common shares outstanding	29,641,339	29,633,339

Goodwill and other intangible assets

The Trust accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The carrying value of goodwill was $3,070 at June 30, 2009 and December 31, 2008.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $20 and $41 at June 30, 2009 and December 31, 2008, respectively.

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

Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006.  Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008.  In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $6,000 of which $5,800 was recognized during the six months ended June 30, 2008.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts.  These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete.  For the six months ended June 30, 2009 and 2008 there was no revenue recognized related to cost savings.

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

Recently issued accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Trust is currently evaluating the impact of adopting SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Trust’s consolidated financial statements.

3. Investments in unconsolidated entities

As of June 30, 2009, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the six months ended June 30, 2009 and 2008:

	2009	2008
Results of Operations:
Revenues	$8,672	$8,283
Net income (loss)	626	(614)
Equity in earnings (losses) of unconsolidated entities	$146	$(27)

These entities primarily own student housing communities which are managed by the Trust.  As of June 30, 2009 and December 31, 2008, the Trust’s investment in unconsolidated entities totaled $3,015 and $2,759, respectively.

4. Debt

Revolving credit facility

The Operating Partnership has a revolving credit facility (the “Amended Revolver”) dated January 31, 2005 with a maximum availability of $100,000. Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of June 30, 2009, our borrowing base was $46,212, we had $29,600 of borrowings outstanding and we had letters of credit outstanding of $2,000 (see Note 6); thus, our remaining availability was $14,612. We do, however, have additional unmortgaged properties that can be pledged against the Amended Revolver to increase total availability.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties.  The Amended Revolver had a term of three years and matured on March 30, 2009.  However, the Operating Partnership exercised its option to extend the maturity date until March 30, 2010, under existing terms. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (2.64% at June 30, 2009).

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

Mortgage and construction debt

At June 30, 2009, the Trust had outstanding mortgage and construction indebtedness of $449,493 (excluding unamortized debt premium of $1,000).  $20,924 relates to construction debt that is disclosed below and $231,816 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $196,753 of the outstanding mortgage indebtedness relates to the $222,000 Master Secured Credit Facility the Trust entered into on December 31, 2008 to prepay the mortgage debt maturing in July of 2009.  $49,609 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin. The remaining outstanding balance of $147,144 bears interest at a weighted average fixed rate of 6.01%.  The Trust accounted for the prepayment of mortgage debt mentioned above as a legal defeasance and recognized a loss on the early extinguishment during 2008. During the three months ended June 30, 2009, the Trust received a refund of defeasance costs resulting in an $830 gain on the extinguishment.

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.  At June 30, 2009 and December 31, 2008, the cap had a value of $287 and $82, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

At June 30, 2009, the Trust had $10,674 and $6,334 outstanding on construction loans of $11,000 and $12,285, respectively, related to the development of phase I and phase II of a wholly-owned student apartment community near Southern Illinois University (see Note 7). The loans bear interest equal to LIBOR plus a 110 and 200 basis point margin, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. The Trust incurred $81 in deferred financing costs in connection with the construction loans in 2008.

At June 30, 2009, the Trust had $3,917 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

The scheduled maturities of outstanding mortgage and construction indebtedness at June 30, 2009 are as follows:

Fiscal Year Ending
2009 (6 months ending December 31, 2009)	$100,235
2010	20,314
2011	7,394
2012	67,939
2013	32,304
Thereafter	221,307

Total	449,493
Unamortized debt premium/discounts	1,000

Outstanding at June 30, 2009, net of unamortized premiums/discounts	$450,493

At June 30, 2009, the outstanding mortgage and construction debt had a weighted average interest rate of 5.64% and carried a weighted average term to maturity of 4.19 years.

The Trust has $98,660 of mortgage debt scheduled to mature in December 2009.  If capital and equity markets continue to erode significantly (or do not recover) and the Trust cannot find replacement financing, the Trust would not have enough existing liquidity (from operations or the Amended  Revolver) to repay the mortgage debt at maturity.  If this occurs, the Trust would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing.  However, there can be no assurance that these efforts would be successful. If these efforts are insufficient to provide the required refinancing funds, the nine encumbered properties could be turned over to the lender and as a result the Trust could cross default the Amended Revolver. Management has reviewed its cash flows and has identified plans that could be implemented in an effort to repay the outstanding balance on the Amended Revolver.   These plans could include the elimination of or the payment in kind of our dividends, suspension of capital spend, cost reductions, and, subject to market conditions, possible asset dispositions and/or a potential equity capital event. Management has assessed the student housing assets that would remain in the portfolio and currently believe they should be able to produce sufficient cash flows to fund operations and service the remaining debt requirements in the near future.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services and  management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense, gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009					Six Months Ended June 30, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$56,221	$—	$—	$—	$56,221	$52,944	$—	$—	$—	$52,944
Student housing food service revenue	1,059	—	—	—	1,059	1,196	—	—	—	1,196
Other leasing revenue	—	—	—	—	—	6,945	—	—	—	6,945
Third-party development consulting services	—	2,716	—	—	2,716	—	3,008	—	—	3,008
Third-party management services	—	—	1,632	—	1,632	—	—	1,807	—	1,807
Intersegment revenues	—	1,048	2,186	(3,234)	—	—	—	2,081	(2,081)	—
Operating expense reimbursements	—	—	—	4,226	4,226	—	—	—	5,140	5,140
Total revenues	57,280	3,764	3,818	992	65,854	61,085	3,008	3,888	3,059	71,040
Operating expenses:
Student housing leasing operations	25,086	—	—	—	25,086	25,031	—	—	—	25,031
Student housing food service operations	1,013	—	—	—	1,013	1,128	—	—	—	1,128
General and administrative	—	1,481	3,679	(81)	5,079	3	1,454	3,579	—	5,036
Intersegment expenses	2,186	—	—	(2,186)	—	2,081	—	—	(2,081)	—
Reimbursable operating expenses	—	—	—	4,226	4,226	—	—	—	5,140	5,140
Total operating expenses	28,285	1,481	3,679	1,959	35,404	28,243	1,454	3,579	3,059	36,335
Net operating income	28,995	2,283	139	(967)	30,450	32,842	1,554	309	—	34,705
Nonoperating expenses(1)	25,796	(42)	—	—	25,754	26,850	(41)	—	—	26,809
Income before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	3,199	2,325	139	(967)	4,696	5,992	1,595	309	—	7,896
Equity in earnings (losses) of unconsolidated entities	148	(2)	—	—	146	(26)	(1)	—	—	(27)
Income before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$3,347	$2,323	$139	$(967)	$4,842	$5,966	$1,594	$309	$—	$7,869
Total segment assets, as of June 30, 2009 and December 31, 2008 (3)	$766,410	$4,942	$4,199	$—	$775,551	$760,477	$2,381	$4,567	$—	$767,425

(1)	Nonoperating expenses include interest expense, interest income, gains (losses) on the extinguishment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated income before income taxes, redeemable noncontrolling interests and discontinued operations for the six months ended June 30:

	2009	2008
Income before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$4,842	$7,869
Other unallocated corporate expenses	(3,313)	(3,284)

Income before income taxes, redeemable noncontrolling interests and discontinued operations	$1,529	$4,585

(3)
The increase in segment assets related to student housing leasing is primarily related to the development of two wholly owned student apartment communities in Carbondale, IL and Syracuse, NY (see Note 7).  The increase in segment assets related to development consulting services is primarily due to a $2,186 increase in the receivable for reimbursable project costs related to the development at East Stroudsburg University (see Note 6).

The following table represents segment information for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009					Three Months Ended June 30, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$27,501	$—	$—	$—	$27,501	$26,713	$—	$—	$—	$26,713
Student housing food service revenue	466	—	—	—	466	541	—	—	—	541
Other leasing revenue	—	—	—	—	—	5,000	—	—	—	5,000
Third-party development consulting services	—	1,259	—	—	1,259	—	1,221	—	—	1,221
Third-party management services	—	—	723	—	723	—	—	832	—	832
Intersegment revenues	—	574	1,061	(1,635)	—	—	—	1,044	(1,044)	—
Operating expense reimbursements	—	—	—	2,036	2,036	—	—	—	2,521	2,521
Total revenues	27,967	1,833	1,784	401	31,985	32,254	1,221	1,876	1,477	36,828
Operating expenses:
Student housing leasing operations	12,488	—	—	—	12,488	13,036	—	—	—	13,036
Student housing food service operations	441	—	—	—	441	495	—	—	—	495
General and administrative	—	749	1,711	(44)	2,416	—	723	1,781	—	2,504
Intersegment expenses	1,061	—	—	(1,061)	—	1,044	—	—	(1,044)	—
Reimbursable operating expenses	—	—	—	2,036	2,036	—	—	—	2,521	2,521
Total operating expenses	13,990	749	1,711	931	17,381	14,575	723	1,781	1,477	18,556
Net operating income	13,977	1,084	73	(530)	14,604	17,679	498	95	—	18,272
Nonoperating expenses(1)	12,367	(31)	—	—	12,336	13,230	(10)	—	—	13,220
Income before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	1,610	1,115	73	(530)	2,268	4,449	508	95	—	5,052
Equity in earnings (losses) of unconsolidated entities	48	(2)	—	—	46	(26)	—	—	—	(26)
Income before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$1,658	$1,113	$73	$(530)	$2,314	$4,423	$508	$95	$—	$5,026

(1)	Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated income before income taxes, redeemable noncontrolling interests and discontinued operations for the three months ended June 30:

	2009	2008
Income before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$2,314	$5,026
Other unallocated corporate expenses	(1,632)	(1,610)

Income before income taxes, redeemable noncontrolling interests and discontinued operations	$682	$3,416

6. Commitments and contingencies

In connection with one of the Trust’s student housing portfolio acquisitions in 2005, the Trust became aware of a June 2001 notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988 related to one of its student housing properties. In October 2002, the investigations were delayed for an undetermined period of time and, therefore, have not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial condition or results of operations.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at June 30, 2009 and is secured by the Operating Partnership’s existing revolving credit facility.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC (“LLC”) in order to receive a 25% ownership stake in the venture with College Park Apartments.  The debt matures on May 10, 2011. Construction was completed, and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,156 at June 30, 2009.  On October 30, 2008, the LLC borrowed an additional $1,200 which matures on September 10, 2009 and has also been guaranteed by the Operating Partnership. In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845.  The note was interest only through December 31, 2007 and accrued interest at 10% per annum.  On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis.  On the maturity date, all unpaid principal and interest are due in full.  As of June 30, 2009, the note has an outstanding balance of $827 and is subordinated to the construction debt held by the LLC discussed above.  The balance is reflected separately in the accompanying condensed consolidated balance sheets. Additionally, the Trust’s other investments in unconsolidated entities have outstanding mortgage and construction indebtedness totaling $88,033 at June 30, 2009 that is not guaranteed by the Operating Partnership.

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

The Operating Partnership entered into a letter of credit agreement to the benefit of the lender in conjunction with the termination of the lease with Place Properties on February 1, 2008. The letter of credit remains outstanding in the amount of $500 at June 30, 2009 and is secured by the Operating Partnership’s existing revolving credit facility.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At June 30, 2009 and December 31, 2008, the Trust had reimbursable predevelopment costs of $2,623 and $910, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

The Trust also has various operating lease commitments for corporate office space, furniture and technology equipment which expire at various dates through 2015.

7. Acquisition and development of real estate investments

On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,099 in order to develop a wholly owned student apartment community near Southern Illinois University. After the acquisition, the Trust incurred an additional $20,580 in costs to develop the first phase of the development which opened in August of 2008. The costs incurred for the first phase have been classified in student housing properties, net in the accompanying condensed consolidated balance sheets. The second phase of the development started in 2008 and as of June 30, 2009 the Trust has incurred $8,077 in development costs. During the six months ended June 30, 2009, the Trust capitalized interest costs of $43 related to the second phase of the development.

During 2008, the Trust also began development of a wholly owned student apartment property located on the campus of Syracuse University.  The Trust will own and manage the property under a long-term ground lease from Syracuse University.  As of June 30, 2009, the Trust has incurred $21,171 in development costs.  During the six months ended June 30, 2009, the Trust capitalized interest costs of $339 related to the development.

All costs related to the development of student apartment communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the development is complete and opens.

8. Disposition of real estate investments and discontinued operations

On April 7, 2009, the Trust sold the College Station student housing property for a purchase price of $2,550.  The Trust received proceeds of $250 and a note receivable of $2,300. The note is interest only and accrues interest at a rate of 3% per annum through August 31, 2009 and matures on December 31, 2009. Beginning on September 1, 2009, the note accrues interest at a rate of 6% per annum and is payable in monthly installments through maturity. All unpaid principal and interest is due at maturity. However, if no default exists at the maturity date, the note may be extended to June 30, 2011. The note would remain interest only at a rate of 6% per annum payable in monthly installments through December 31, 2010; thereafter, payments of principal and interest (at a rate of 6% per annum) would be made on a monthly basis. Any unpaid principal and interest would be due in full on June 30, 2011.  The resulting net gain on disposition of approximately $374 has been deferred against the note receivable in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

The results of operations are reflected as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The following table summarizes income/(loss)  from discontinued operations for the three and six months ended June 30, 2009 and 2008:

	Six months	Six months
	Ended June 30,	Ended June 30,
	2009	2008
Student housing leasing revenue	$131	$214
Student housing leasing operating expenses	124	200
Depreciation and amortization	25	48
Redeemable noncontrolling interest	—	(1)
Income/(loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(18)	$(33)

	Three months	Three months
	Ended June 30,	Ended June 30,
	2009	2008
Student housing leasing revenue	$10	$92
Student housing leasing operating expenses	12	110
Depreciation and amortization	—	24
Redeemable noncontrolling interest	—	(1)
Income/(loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(2)	$(41)

During the first quarter of 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash totaling $2,616. The loss on the sale is included in student housing leasing operations expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008. The Trust simultaneously entered into a 40 year ground lease.

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of June 30, 2009, the Trust had 824,000 shares of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At June 30, 2009 and December 31, 2008, unearned compensation totaled $355 and $657, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the six months ended June 30, 2009 and 2008, compensation expense of $302 was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

PIUs are units in a limited liability company controlled by the Trust that holds a special class of partnership interests in the Operating Partnership. For purposes of the Plan, each PIU is deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with common units of the Operating Partnership with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we do not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008, was $353 and $396, respectively.  Additionally during each of the six months ended June 30, 2009 and 2008, the Trust issued 4,000 shares of common stock to an executive officer and 4,000 shares to its independent directors pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2009 is as follows:

		Stock
	PIU’s	Awards (1)	Total
Outstanding at December 31, 2008	275,000	208,000	483,000
Granted	5,000	4,000	9,000
Forfeited	—	—	—
Outstanding at March 31, 2009	280,000	212,000	492,000
Granted	—	4,000	4,000
Forfeited	(2,500)	—	(2,500)
Outstanding at June 30, 2009	277,500	216,000	493,500
Vested at June 30, 2009	277,500	194,883	472,383

(1)	Includes restricted stock awards.

10. Subsequent events

On July 10, 2009, our board of directors declared a distribution of $0.1025 per share of common stock for the quarter ended on June 30, 2009. The distribution is payable on August 14, 2009 to stockholders of record at the close of business on July 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and share data)

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and  notes thereto and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item IA “Risk Factors”.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

We earn income from rental payments we receive as a result of our ownership of student housing properties. We also earn income by performing property management services and development consulting services for third parties through our taxable REIT subsidiaries Allen & O’Hara Education Services, Inc. (“AOES”) and Allen & O’Hara Development Company, LLC (“AODC”), respectively. While we manage 100% of the properties we own, we do not recognize any fee income from their management on a consolidated basis. Furthermore, we do not recognize development fee income on a consolidated basis for properties that are being developed for ownership by the Trust.

We have elected to be taxed as a REIT for federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and development consulting services. We evaluate each segment’s performance based on pre-tax net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense, gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student Housing Leasing

Student housing leasing revenue represented approximately 88.3% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2009. Our revenue related to food service operations is included in this segment. Additionally, for the first month of 2008, this segment included other leasing revenue related to the Place lease which was terminated on February 1, 2008.

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

Management Services

Revenue from our management services, excluding operating expense reimbursements, represented approximately 5.9% of our revenue for the six months ended June 30, 2009. These revenues are typically derived from multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of five to ten years with a renewal option for an additional five years. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Development Consulting Services

Revenue from our development consulting services, excluding operating expense reimbursements, represented approximately 5.8% of our revenue for the six months ended June 30, 2009. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the construction period, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts.  These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete.

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

In 2007, we began developing projects for our ownership and plan to increase self-development activity going forward. During 2008, we opened our first wholly owned, self-developed property servicing Southern Illinois University.  At June 30, 2009, costs totaling $29,248 have been capitalized related to ongoing developments at Syracuse University and a second phase at Southern Illinois University.

Trends and Outlook

Rents and Occupancy

We manage our properties to maximize revenues, which are primarily determined by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus student housing being provided by universities and off-campus student housing being provided by developers. This additional student housing both on and off campus can create competitive pressure on rental rates and occupancy.

For the six months ended June 30, 2009, same-community revenue per available bed increased to $401 and same-community physical occupancy decreased to 90.0% compared to revenue per available bed of $397 and physical occupancy of 92.7% for the six months ended June 30, 2008. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages, and, at times, an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

On a same-community basis, the 2008-2009 lease year has an average rate growth of 5.0% and an occupancy decline of approximately 1.1%, excluding three communities in the currently challenging markets of Kalamazoo, Michigan, Gainesville, Florida, and Oxford, Mississippi. These three properties have faced significant new supply in their respective markets while enrollment at each school is flat or declining. Combined, these communities experienced a 12.9% decline in occupancy and a 3.7% decline in rate for the 2008-2009 lease term. We will continue to focus on maximizing rental revenue and improving occupancy at these properties, but it may take an unknown period of time for the imbalance to reach a level of equilibrium.  In total, including these three communities, same-community average rates for the 2008-2009 lease year grew about 3.3% and occupancy declined approximately 2.9%.

As of July 13th, leasing for the fall of 2009 on a same-community basis reflected approximately 84.2% of beds applied for and 78.3% already leased compared to 81.9% and 77.6%, respectively, at this time last year. Leasing at our legacy communities, which are the same-communities, excluding the Place portfolio, reflected approximately 86.4% of beds applied for and 81.0% leased compared to 86.7% and 82.6%, respectively, at this time last year. The Place Portfolio, which we began managing in February 2008, reflects approximately 77.5% of the beds applied for and 70.0% leased compared to 67.1% and 62.2%, respectively, at this time last year.  Furthermore, we typically seek to ensure the guarantor has acceptable credit before finalizing the lease. Leasing for the three properties in the previously identified challenged markets shows 91.1% of beds applied for and 88.0% leased compared to 73.7% applied for and 69.7% leased one year ago.

Student Housing Operating Costs

Same-community operating expenses increased to $192 per bed in fiscal 2008 compared to $185 per bed in fiscal 2007.  This increase was primarily attributable to a rise in payroll related expenses, increased marketing expenses, higher utility costs, and a loss on the sale of land and parking garage at our University Towers community.  Excluding the impact of the land and parking garage sale, we experienced operating expense growth of 3.4% in 2008 compared to 2.4% in 2007.  As a response to higher than desired expense growth in fiscal 2008 and due to significant declines in the economy a targeted cost reduction plan was commenced in the fourth quarter of 2008 which has continued in fiscal 2009.  Specifically, we have made selective staff reductions and implemented a hiring freeze and a moratorium on wage increases at both the property and corporate levels.  Furthermore, we are curbing discretionary spending as we work to improve our margins and strengthen our communities during the current volatile and unsettled US economic conditions.  For the six months ended June 30, 2009, same-community operating expenses were $171 per bed representing a decline of 6.5% year over year.  This decrease is partially attributable to the loss on the land and parking garage mentioned above; however, an improvement in property general and administrative and maintenance expenses also contributed to the expense improvement over the six months ended June 20, 2008.

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

Other Leasing Revenue Recognition

Other leasing revenue relates to our leasing of 13 properties we acquired from Place on January 1, 2006. Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.  Under the termination agreement the Trust received a lease termination fee totaling $6,000 in 2008, of which $5,800 was recognized during the six months ended June 30, 2008.

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

Acquisitions of student housing properties are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Prior to 2009, pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a property, were accounted for as part of the purchase price. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009 the Trust adopted SFAS No. 141R, which prospectively changes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141R also enhances the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred.  The Trust will apply the provisions of SFAS No. 141R to all future acquisitions.

Student housing properties are classified as held for sale based on the criteria within SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets. When a student housing property is identified as held for sale, fair value less cost to sell is estimated. If fair value less cost to sell is less than the carrying amount of the asset an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the condensed consolidated balance sheet and operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the six months ended June 30, 2009 and 2008, no impairment losses on student housing properties held for sale were recognized.

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

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on the Trust’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. As a result of the adoption, the Trust has reported nonredeemable noncontrolling interests as a component of equity in the condensed consolidated balance sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the condensed consolidated statements of operations. The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption resulted in shares of unvested restricted stock being included in the computation of earnings per share for all periods presented. The adoption of FSP 03-6-1 did not have a material impact on the Trust’s consolidated financial statements.

Recently issued accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Trust is currently evaluating the impact of adopting SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Trust’s consolidated financial statements.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

The following table presents the results of operations for Education Realty Trust, Inc. for the six months ended June 30, 2009 and 2008:
	Six Months Ended June 30, 2009					Six Months Ended June 30, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$56,221	$—	$—	$—	$56,221	$52,944	$—	$—	$—	$52,944
Student housing food service revenue	1,059	—	—	—	1,059	1,196	—	—	—	1,196
Other leasing revenue	—	—	—	—	—	6,945	—	—	—	6,945
Third-party development consulting services	—	2,716	—	—	2,716	—	3,008	—	—	3,008
Third-party management services	—	—	1,632	—	1,632	—	—	1,807	—	1,807
Intersegment revenues	—	1,048	2,186	(3,234)	—	—	—	2,081	(2,081)	—
Operating expense reimbursements	—	—	—	4,226	4,226	—	—	—	5,140	5,140
Total revenues	57,280	3,764	3,818	992	65,854	61,085	3,008	3,888	3,059	71,040
Operating expenses:
Student housing leasing operations	25,086	—	—	—	25,086	25,031	—	—	—	25,031
Student housing food service operations	1,013	—	—	—	1,013	1,128	—	—	—	1,128
General and administrative	—	1,481	3,679	(81)	5,079	3	1,454	3,579	—	5,036
Intersegment expenses	2,186	—	—	(2,186)	—	2,081	—	—	(2,081)	—
Reimbursable operating expenses	—	—	—	4,226	4,226	—	—	—	5,140	5,140
Total operating expenses	28,285	1,481	3,679	1,959	35,404	28,243	1,454	3,579	3,059	36,335
Net operating income	28,995	2,283	139	(967)	30,450	32,842	1,554	309	—	34,705
Nonoperating expenses(1)	25,796	(42)	—	—	25,754	26,850	(41)	—	—	26,809
Income before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	3,199	2,325	139	(967)	4,696	5,992	1,595	309	—	7,896
Equity in earnings (losses) of unconsolidated entities	148	(2)	—	—	146	(26)	(1)	—	—	(27)
Income before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$3,347	$2,323	$139	$(967)	$4,842	$5,966	$1,594	$309	$—	$7,869

(1)	Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, and amortization of intangibles.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated income before income taxes, redeemable noncontrolling interests and discontinued operations for the six months ended June 30:

	2009	2008
Income before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$4,842	$7,869
Other unallocated corporate expenses	(3,313)	(3,284)
Income before income taxes, redeemable noncontrolling interests and discontinued operations	$1,529	$4,585

Student housing leasing

Student housing operating statistics for the six months ended June 30, 2009 and 2008 were as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,	Favorable
All communities:	2009	2008 (9) (10)	(Unfavorable)
Occupancy
Physical (1)	87.6%	91.2%	(3.6)%
Economic (2)	86.9%	90.6%	(3.7)%
NARPAB (3)	$355	$359	$(4)
Other income per avail. bed (4)	$23	$20	$3
RevPAB (5)	$378	$379	$(1)
Operating expense per bed (6) (7)	$169	$176	$7
Operating margin (7)	55.4%	53.7%	1.7%
Design beds (8)	148,710	139,676	9,034

Same communities:
Occupancy
Physical	90.0%	92.7%	(2.7)%
Economic	89.4%	92.4%	(3.0)%
NARPAB	$376	$374	$2
Other income per avail. bed	$25	$24	$1
RevPAB	$401	$397	$4
Operating expense per bed (11)	$171	$178	$7
Operating margin (11)	57.4%	55.2%	2.2%
Design beds	110,178	110,206	(28)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

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

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	Information related to the Place Portfolio is included starting February 1, 2008 when the previous lease with Place was terminated.

(10)	This information excludes property information related to College Station (discontinued operations).

(11)
For the six months ended June 30, 2008, approximately $5 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 8 in the condensed consolidated financial statements) is excluded.

The student housing operating statistics shown above for all communities reflect a decline in physical occupancy of 3.6% and a decline in RevPAB of 0.3%. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of assuming management of the Place portfolio in February of 2008, whose underlying economics are currently different from our existing communities as well as the impact of the Reserve at Saluki Point which opened in August of 2008. For the six months ended June 30, 2009, the Place Portfolio had an average physical occupancy of 79.3%, RevPAB of $299, and operating margins of 47.6% compared to 90.0%, $401, and 57.4%, respectively, on a same-community basis.

Total revenue in the student housing leasing segment was $57,280 for the six months ended June 30, 2009. This represents a decrease of $3,805, or 6.3%, from the same period in 2008. Student housing leasing revenue increased 6.2%, or $3,277 to $56,221.  This increase was offset by a decline in other leasing revenue of $6,945 as a result of the February 1, 2008 Place lease termination and related termination fee recognized in 2008 and a $137 decline in food service revenue.  The student housing leasing revenue increase of $3,277 included $1,790 related to one additional month of operating results from the Place portfolio in 2009 compared to 2008 offset by a $359 decline in revenue at the Place properties due to lower rates and lower occupancy.  The Reserve at Saluki Point community, which opened in August of 2008, contributed $1,520 of additional revenue.  Same-community revenue improved 0.7% contributing $326 of growth as a result of a 3.4% improvement in rental rates and a 0.3% increase in other income offset by an approximate 3.0% decline in occupancies.

Operating expenses in the student housing leasing segment were flat to prior year at $28,285 for the six months ended June 30, 2009.  Student housing leasing operations increased a total of $55, or 0.2%, over the prior year.  Increases in operating expenses over the prior year were incurred, including an increase of $750 related to one additional month of operations at the Place portfolio in the period after taking the properties over in February of 2008, $476 of additional expenses related to the Reserve at Saluki Point community and $144 of pre-opening costs associated with the Syracuse University community that is currently under development.  These increases were offset by a $1,315, or 6.5%, reduction in same-community operating expenses year over year.  The lower same-community expenses are partially attributable to a $512 loss on the sale of the University Towers land and parking garage in the prior year.  However, specific cost reduction measures implemented in the fall of 2008 drove a $409 reduction in payroll costs and a $405 reduction in credit card fees, while timing and other factors combined with these measures resulted in a $239 decline in other maintenance and turn costs.  These improvements were partially offset by an increase in marketing and utilities costs and real estate taxes.

Non-operating expenses decreased $1,054 or 3.9% to $25,796 for the six months ended June 30, 2009, compared to the same period in 2008. This decrease was primarily driven by a $531 decline in depreciation expense due to fully depreciated assets that remain in service and an $830 gain on the extinguishment of debt resulting from the refund of defeasance costs related to the Trust’s debt refinancing in December of 2008.  The decrease was partially offset by a $127 increase in interest expense related to the construction debt associated with the wholly-owned student housing communities in Carbondale, IL and Syracuse, NY that are currently under development and a $116 increase in the amortization of deferred financing fees associated with the debt refinancing in December of 2008.

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the six months ended June 30, 2009, equity in earnings was $148 compared to equity in losses of $26 in the prior year.  The improvement comes as a result of better operating results from those properties.

Development consulting services

The following table represents the development consulting projects that were active during the six months ended June 30, 2009 and 2008:

			Recognized Earnings
Project	Beds	Fee Type	2009	2008	Difference
University of Michigan	896	Development fee	$155	$170	$(15)
University of Alabama — Tuscaloosa	631	Development fee	—	670	(670)
Slippery Rock University — Phase II	746	Development fee	—	504	(504)
Indiana University of Pennsylvania — Phase II	1,102	Development fee	—	975	(975)
Fontainebleu Renovation Project	435	Development fee	50	52	(2)
West Chester— Phase I	1,197	Development fee	987	497	490
Indiana University of Pennsylvania — Phase III	1,084	Development fee	739	140	599
Colorado State University — Pueblo I	253	Development fee	354	—	354
Colorado State University — Pueblo II	500	Development fee	196	—	196
Auraria Higher Education System	685	Development fee	182	—	182
Indiana University of Pennsylvania — Phase IV	596	Development fee	53	—	53
Southern Illinois University— Carbondale	528	Construction oversight fee	86	—	86
Syracuse University	432	Development fee	962	—	962
Development consulting services			$3,764	$3,008	$756

California University of Pennsylvania — Phase V	356	Development fee	—	(1)	1
Other			(2)	—	(2)
Equity in earnings of unconsolidated entities			$(2)	$(1)	$(1)

Development consulting services revenue increased $756, or 25.1%, to $3,764 for the six months ended June 30, 2009, as compared to the same period in 2008.  The increase in revenue is indicative of an increase in the number and size of projects.  As reflected in the table above, there were eight development projects representing 5,486 beds and a renovation project active in the six months ended June 30, 2009 as well as contingent fees of $182 recognized from the Auraria Higher Education System project that was completed in August of 2007.  This is compared to five active projects representing 5,025 beds, a renovation project and final fees received on the previously closed project at the University of Alabama in 2008. The inter-segment development revenue relates to fees recognized for projects at Southern Illinois University – Carbondale and Syracuse University that Allen &O’Hara Development Company (AODC) is providing development service for communities owned by the Trust; therefore, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses remained relatively flat to the same period last year at approximately $1,500 for the six months ended June 30, 2009.

Management services

Total management services revenue decreased by $70, or 1.8%, to $3,818 for the six months ended June 30, 2009 compared to the same period in 2008. Third-party management fee revenue decreased $175, or 9.7%, to $1,632 for the six months ended June 30, 2009.  The cancellation of a contract related to a five property portfolio in Michigan, for which the owner chose to take management in-house, contributed to $204 of the decrease and $146 came from the cancellation of a contract in Illinois as a result of a sale of the property.  These decreases were partially offset by $138 related to four new contracts entered into at various times in 2008 and a net increase in fees from existing contracts. Growth in our owned portfolio offset the decline in third-party management fee revenue by contributing an increase of $105 in intersegment revenue primarily related to six full months of managing the Place Portfolio in 2009 compared to five months in 2008 and the opening of the Reserve at Saluki Pointe in August of 2008.

General and administrative costs for our third-party management services segment increased $100 or 2.8% to $3,679 for the six months ended June 30, 2009. This increase is due to higher overhead costs associated with managing the portfolio.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the six months ended June 30, 2009 unallocated corporate expenses remained relatively flat when compared to the prior year at approximately $3,300.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009					Three Months Ended June 30, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$27,501	$—	$—	$—	$27,501	$26,713	$—	$—	$—	$26,713
Student housing food service revenue	466	—	—	—	466	541	—	—	—	541
Other leasing revenue	—	—	—	—	—	5,000	—	—	—	5,000
Third-party development consulting services	—	1,259	—	—	1,259	—	1,221	—	—	1,221
Third-party management services	—	—	723	—	723	—	—	832	—	832
Intersegment revenues	—	574	1,061	(1,635)	—	—	—	1,044	(1,044)	—
Operating expense reimbursements	—	—	—	2,036	2,036	—	—	—	2,521	2,521
Total revenues	27,967	1,833	1,784	401	31,985	32,254	1,221	1,876	1,477	36,828
Operating expenses:
Student housing leasing operations	12,488	—	—	—	12,488	13,036	—	—	—	13,036
Student housing food service operations	441	—	—	—	441	495	—	—	—	495
General and administrative	—	749	1,711	(44)	2,416	—	723	1,781	—	2,504
Intersegment expenses	1,061	—	—	(1,061)	—	1,044	—	—	(1,044)	—
Reimbursable operating expenses	—	—	—	2,036	2,036	—	—	—	2,521	2,521
Total operating expenses	13,990	749	1,711	931	17,381	14,575	723	1,781	1,477	18,556
Net operating income (loss)	13,977	1,084	73	(530)	14,604	17,679	498	95	—	18,272
Nonoperating expenses(1)	12,367	(31)	—	—	12,336	13,230	(10)	—	—	13,220
Income (loss) before equity in earnings of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	1,610	1,115	73	(530)	2,268	4,449	508	95	—	5,052
Equity in earnings of unconsolidated entities	48	(2)	—	—	46	(26)	—	—	—	(26)
Income (loss) before taxes, redeemable noncontrolling interests and discontinued operations(2)	$1,658	$1,113	$73	$(530)	$2,314	$4,423	$508	$95	$—	$5,026

(1)	Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation and amortization of intangibles.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes, redeemable noncontrolling interest and discontinued operations to EDR’s consolidated income (loss) before income taxes, redeemable noncontrolling interest and discontinued operations determined under generally accepted accounting principles:

	2009	2008
Income before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	2,314	5,026
Other unallocated corporate expenses	(1,632)	(1,610)
Income before income taxes, redeemable noncontrolling interests and discontinued operations	$682	$3,416

Student housing leasing

Student housing operating statistics for all owned and operated communities and Legacy communities for the three months ended June 30, 2009 and 2008 were as follows:

	Three months	Three months
	ended	ended
	June 30,	June 30,	Favorable/
All communities:	2009	2008 (8)	(unfavorable)
Occupancy
Physical (1)	85.8%	88.8%	(3.0)%
Economic (2)	84.3%	87.4%	(3.1)%
NARPAB (3)	$346	$346	$—
Other income per avail. bed (4)	$24	$21	$3
RevPAB (5)	$370	$367	$3
Operating expense per bed (6)	$168	$179	$11
Operating margin	54.6%	51.2%	3.4%
Design beds (7)	74,346	72,784	1,562

Legacy communities:
Occupancy
Physical (1)	87.7%	90.2%	(2.5)%
Economic (2)	86.0%	88.9%	(2.9)%
NARPAB (3)	$363	$361	$2
Other income per avail. bed (4)	$27	$25	$2
RevPAB (5)	$390	$386	$4
Operating expense per bed (6)	$170	$182	$12
Operating margin	56.5%	52.8%	3.7%
Design beds (7)	55,080	55,102	(22)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

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

(5)	RevPAB represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds for each of the included months.

(6)	Represents property-level operating expenses excluding management fees and depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period.

(8)	This information excludes property information related to College Station (discontinued operations).

Total revenue in the student housing leasing segment was $27,967 for the three months ended June 30, 2009.  This represents a decrease of $4,287 or 13.3% from the same period in 2008.  Excluding a $5,000 decline in other leasing revenue, related to the Place Portfolio lease termination fee recognized in the second quarter of 2008, student housing leasing revenue was up $788 or 2.9% compared to the prior year.  This improvement included $754 related to the new community the Reserve at Saluki Point and $193 as a result of a 0.9% increase in our legacy communities’ leasing revenue, which was driven by rental rate increases of approximately 3.3% and a 0.4% increase from other income offset by a 2.8% decline in occupancy.  These improvements were offset by a decrease in leasing revenue at the Place portfolio of $159 or 2.9% as a result of lower rates and occupancy compared to the prior year.

Operating expenses in the student housing leasing segment decreased $585 or 4.0% to $13,990 for the three months ended June 30, 2009, compared to the same period in 2008. Student housing leasing operations decreased a total of $548 or 4.2% over the prior year, including 7.1% and 4.4% reductions in operating expenses at the Legacy and Place portfolio, respectively.  The Legacy community improvement of 7.1% or $714 comes mainly from $263 in lower payroll costs and $202 in lower credit card fee directly as a result of cost reduction measures implemented in the fall of 2008.  The Place portfolio’ operating expenses declined $129 quarter over quarter.  The decrease is primarily attributable to a $97 decrease in maintenance and repair costs and a $26 decrease in marketing expenses.  These decreases in operating expenses were offset by an increase in operating expenses of $296 related to the Reserve at Saluki Point.

Nonoperating expenses decreased $863 or 6.5% to $12,367 for the three months ended June 30, 2009. This decrease was primarily driven by an $830 gain on extinguishment of debt as a result of a refund of defeasance costs related to the Trust’s debt refinancing in December of 2008.

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust.  For the three months ended June 30, 2009 equity in earnings was $48 compared to a loss of $26 in the prior year.  The improvement comes as a result of better operating performance from those properties.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended June 30, 2009 and 2008:

			Recognized Earnings
Project	Beds	Fee Type	2009	2008	Difference
University of Michigan	896	Development fee	$121	$69	$52
Slippery Rock University — Phase II	746	Development fee	—	343	(343)
Indiana University of Pennsylvania — Phase II	1,102	Development fee	—	327	(327)
Fontainebleu Renovation Project	435	Development fee	4	39	(35)
West Chester— Phase I	1,197	Development fee	469	303	166
Indiana University of Pennsylvania — Phase III	1,084	Development fee	266	140	126
Colorado State University — Pueblo I	253	Development fee	159	—	159
Colorado State University — Pueblo II	500	Development fee	187	—	187
Indiana University of Pennsylvania — Phase IV	596	Development fee	53	—	53
Southern Illinois University— Carbondale	528	Construction oversight fee	51	—	51
Syracuse University	432	Development fee	523	—	523
Development consulting services			$1,833	$1,221	$612

Other			(2)	—	(2)
Equity in earnings of unconsolidated entities			$(2)	$—	$(2)

Development consulting services revenue increased $612 or 50.1% to $1,833 for the three months ended June 30, 2009.  The majority of the increase stems from intersegment revenue of $574 related to fees recognized for projects at Southern Illinois University – Carbondale and Syracuse University.  AODC is providing the development services for these communities which are owned by the Trust; therefore, this revenue is eliminated in the accompanying condensed consolidated financial statements. Third-party development consulting services were up $38 on a comparable volume of development jobs year over year.

General and administrative costs in the third-party development consulting services segment increased $26 or 3.6% to $749 for the three months ended June 30, 2009. The increase relates to higher pursuit costs on projects that did not materialize in 2009 compared to the same for 2008.

Nonoperating expenses included $31 of interest income primarily related to the AODC fronting predevelopment costs under a predevelopment agreement for which the AODC is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.

Management services

Management services revenue decreased by $92 or 4.9% to $1,784 for the three months ended June 30, 2009. Third-party management fee revenue was down $109 or 13.1%, while growth in our owned portfolio period over period, as discussed under student housing leasing above, resulted in an increase of $17 by way of intersegment revenue.  Third party fees declined approximately $190 as a result of the cancellation of three contracts since the second quarter of 2008 including a five property portfolio in Michigan, for which the owner chose to take management in-house.  These decreases were partially offset by $22 related to a new contract signed in 2009 and a 6.3% increase in fees from existing contracts.

General and administrative costs for our third-party management services segment decreased $70 to $1,711 for the three months ended June 30, 2009, due to cost cutting measures implemented in the fourth quarter of 2008.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended June 30, 2009 unallocated corporate expenses remained relatively flat when compared to the prior quarter at approximately $1,600.

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

The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Education Realty Trust, Inc.	$231	$3,318	$664	$4,207
Loss on sale of student housing assets	—	—	—	512
Student housing property depreciation and amortization of lease intangibles	6,954	7,070	13,959	14,497
Equity portion of real estate depreciation and amortization on equity investees	122	123	244	248
Depreciation and amortization of discontinued operations	—	24	25	48
Noncontrolling interest	(53)	74	157	171
Funds from operations	$7,254	$10,609	$15,049	$19,683

Liquidity and Capital Resources

Amended revolver and other indebtedness

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties.  The Amended Revolver had a term of three years and matured on March 30, 2009.  However, the Operating Partnership exercised its option to extend the maturity date until March 30, 2010, under existing terms. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage (2.64% at June 30, 2009).

The maximum availability under the Amended Revolver is $100,000; however, availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of June 30, 2009, our borrowing base was $46,212, we had $29,600 of borrowings outstanding and we had letters of credit outstanding of $2,000; thus, our remaining availability was $14,612. We do, however, have additional unmortgaged properties that can be pledged against the Amended Revolver to increase total availability.

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

As the current facility matures within nine months, the Operating Partnership has been negotiating with and received a term sheet from KeyBank National Association for a replacement of the existing Amended Revolver. The new credit facility would be a senior secured revolving credit facility in an amount up to $100,000, with the ability to expand the facility up to an additional $50,000. The term sheet contemplates a three-year facility, which we can elect to extend for one additional year (assuming no defaults there under and payment of an extension fee). The closing of the new facility is subject to the negotiation and execution of definitive loan documentation and the fulfillment of customary conditions; accordingly, no assurance can be given that this facility will be consummated on the terms described above or at all.

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

At June 30, 2009, the Trust had $10,674 and $6,334 outstanding on construction loans of $11,000 and $12,285, respectively, related to the development of phase I and phase II of a wholly-owned student apartment community near Southern Illinois University. The loans bear interest equal to LIBOR plus a 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

At June 30, 2009, the Trust had $3,917 outstanding on a $14,300 construction loan related to the development of a wholly owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

On December 31, 2008, the Trust entered into a $222,000 Master Secured Credit Facility with Fannie Mae and used initial proceeds of approximately $197,735 to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009.  The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, to pay $2,052 in deferred financing costs, to pay down the Amended Revolver and to pay for other corporate working capital needs.  The Trust recognized a loss of $4,360 on the early extinguishment of debt related to the defeasance in 2008 and received a refund of $830 related to defeasance costs during the three months ended June 30, 2009.  The initial borrowings under the secured credit facility consisted of fixed rate loans of approximately $15,492, $72,106 and $60,263 with maturities of five, seven and ten-year terms, respectively. The annual fixed interest rates are 5.99%, 6.02% and 6.02%, respectively. The facility also provided five-year variable interest rate loans based on 30-day LIBOR totaling approximately $49,874. The variable rate loans are currently priced at a weighted average interest rate of 3.70% per annum.

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

As of June 30, 2009, we had borrowed approximately $197,735 under our existing secured Master Credit Facility Agreement with Fannie Mae as discussed above.  We are seeking to expand the committed principal amount available under our credit facility with Fannie Mae to facilitate the refinancing of a portion of the remaining $98,660 of mortgage debt related to nine communities in our Place portfolio that matures in December 2009.  We received a letter from Red Mortgage Capital, Inc., a Fannie Mae Delegated Underwriting and Servicing lender that would increase the maximum amount available under our Master Credit Facility Agreement with Fannie Mae to approximately $251,000 to $259,000.  The expanded facility would give us the ability to draw an additional $53,000 to $61,000.  We expect to add up to nine of the thirteen communities in our Place portfolio as collateral for the expansion of this facility.  This facility expansion is subject to negotiating an amendment to our existing agreement with Fannie Mae, and no assurance can be given that we will be successful in completing such expansion on the terms above or at all.

At June 30, 2009, the Trust had nine properties unencumbered by mortgage debt. Five of those nine properties have, however, been pledged as collateral against any borrowing under our Amended Revolver.

Liquidity outlook and capital requirements

At June 30, 2009, we had $4,070 of cash, a decrease of $4,933 from December 31, 2008. During the six months ended June 30, 2009, we generated $24,349 of cash from operations, and drew $9,832 on the construction loans related to the company owned developments in Carbondale, Illinois and Syracuse, New York.  This allowed us to invest $22,676 in new developments, distribute $6,467 to our stockholders and unitholders, repay $3,300 on our line of credit and fund other investment needs.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.41 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through net cash provided by the refinancing discussed above, potential asset sales, the proceeds from possible equity offerings if and when market conditions permit and cash flow from operations.  Distributions for the six months ended June 30, 2009 totaled $6,467 or $0.22 per weighted average share/unit, compared to cash provided by operations of $24,349, or $0.82 per weighted average share/unit.  The Trust’s Board of Directors lowered the annual dividend target from $0.82 to $0.41 per share/unit beginning in 2009.  The new dividend policy is expected to result in the Trust retaining approximately $12,000 of additional cash in 2009, which will further strengthen its liquidity.

We expect our long-term liquidity requirements to be satisfied through growth in cash generated by operations, potential asset sales and external sources of debt and equity capital, including our secured credit facility and public capital markets as well as private sources of capital. To the extent that we are unable to maintain our Amended Revolver or an equivalent source of debt financing, we will be more reliant upon the public and private capital markets to meet our long-term liquidity needs. The stock market has recently experienced extreme price and volume fluctuations.  These broad market fluctuations could adversely impact our ability to utilize the capital markets.

Based on our closing share price of $4.29 on June 30, 2009, our total enterprise value was $606,266.  With total debt outstanding on June 30, 2009 of $479,093, our current debt to enterprise value was 79.0%.  With gross assets outstanding on June 30, 2009 of $909,631, which excludes accumulated depreciation of $127,190, our current debt to gross assets was 52.7%.

We have $98,660 of mortgage debt due to mature in December of 2009 and management is currently engaged in negotiating replacement financing for this debt maturity with Red Mortgage Capital, Inc., a Fannie Mae Delegated Underwriting and Servicing lender. If capital and equity markets continue to erode significantly (or do not recover) and we can not find replacement financing, we will not have enough existing liquidity (from operations or the Amended Revolver) to repay the debt.  If that were to happen, management would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing.  However, there can be no assurance that these efforts would be successful. If these efforts are insufficient to provide the required refinancing funds, the nine encumbered communities could be turned over to the lender and as a result we could cross default our Amended Revolver. Management has reviewed its cash flows and has identified plans that could be implemented in an effort to repay the outstanding balance on the Amended Revolver.  These plans could include elimination of or the payment in kind of our dividends, suspension of capital spending, cost reductions, and subject to appropriate market conditions, possible asset dispositions and/or a potential capital event.  Management has assessed the student housing assets that would remain in the portfolio and currently believes those assets should be able to produce sufficient cash flows to fund operations and service the remaining debt requirements in the near future.

We intend to invest in additional properties only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage, property secured debt, construction loans or our Amended Revolver. We intend to finance property acquisitions and self development projects over the longer term with the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units of our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

An additional source of capital, subject to appropriate market conditions, is the possible disposition of non-strategic properties. We continually assess all of our properties, the markets they are in and the universities they serve to determine if any dispositions are necessary or appropriate. We are currently testing the market for three of our properties: The Lofts, located in Orlando, Florida; NorthePointe, located in Tucson, Arizona; and The Reserve at Clemson, located in Central, South Carolina. These student housing communities contain a total of 2,232 beds in 731 apartment units and may be sold individually or as a portfolio if appropriate market conditions exist. These properties would be subject to the assumption of existing mortgage financing secured by these properties. Interest rates on the mortgages range from 5.55% to 5.59% per annum, and all mortgages have either full or partial interest-only periods remaining on their respective terms. We can give no assurance, however, that any of these properties will actually be sold or as to the terms on which they may be sold. The net proceeds from the sale of any asset would provide additional capital which would most likely be used to pay down debt or possibly finance acquisition/development growth or other operational needs.

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

In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened the Trust’s first wholly owned, self-developed property in August of 2008 which serves Southern Illinois University. At June 30, 2009, costs totaling $29,248 have been capitalized related to the ongoing developments at Syracuse University and a second phase at Southern Illinois University. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that need to be made periodically to our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver (or the replacement facility discussed above), net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us and could impact our access to the capital markets. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions or at all or that we will make any investments in additional properties.  Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  Non-compliance with the current covenants or the inability to obtain a replacement facility before our current facility expires would have a material adverse effect on our financial condition and liquidity. As of June 30, 2009 we are in compliance with all covenants related to our Amended Revolver.

Commitments

The following table summarizes our contractual obligations as of June 30, 2009:

	Payments due by Period
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$100,235	$57,308	$100,243	$221,307	$479,093
Contractual Interest Obligations(2)	12,464	37,424	28,492	25,312	103,692
Operating Lease and Future Purchase Obligations (3)	2,409	8,194	7,080	947	18,630
Capital Reserve Obligations(4)	1,584	2,736	2,560	2,582	9,462
Total	$116,692	$105,662	$138,375	$250,148	$610,877

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under Amended Revolver and Term Loan agreements. The first mortgage debt does not include $1,000 of unamortized debt premium.

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

In January 2009, in an effort to increase financial stability, the Trust’s Board of Directors lowered the annual dividend target from $0.82 to $0.41 per share/unit.  The 2009 dividend policy is expected to result in the Trust retaining approximately $12.0 million of cash, which will strengthen our liquidity.

On July 10, 2009, our Board of Directors declared a distribution of $0.1025 per share of common stock for the quarter ending on June 30, 2009. The distribution is payable on August 14, 2009 to stockholders of record at the close of business on July 31, 2009.

Off-Balance Sheet Arrangements

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments ($23,156 outstanding at June 30, 2009). Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in December of 2009. On October 30, 2008, the LLC borrowed an additional $1,200 which matures on September 10, 2009 and has also been guaranteed by the Operating Partnership.

Additionally, as discussed in note 3 to the condensed consolidated financial statements, we hold investments in unconsolidated entities. These unconsolidated entities have third-party mortgage and construction indebtedness totaling $88,033 at June 30, 2009 which is not guaranteed by the Operating Partnership.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2009, we had fixed rate debt of $378,959. Holding other variables constant a 100 basis point increase in interest rates would cause a $12,816 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $13,679 increase in the fair value of our fixed rate debt. At June 30, 2009, 79.1% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 6.11% and an average term to maturity of 4.31 years.

At June 30, 2009, we also had $29,600 outstanding on the Amended Revolver. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.

At June 30, 2009, we had $10,674 and $6,334 outstanding on construction loans in the amount of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University. The loans bear interest equal to LIBOR plus a 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

We borrowed $3,917, out of an available $14,300, related to the development of a wholly owned student apartment community at Syracuse University. The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2009, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk factors

The discussion of the Trust’s business and operations should be read together with the risk factors contained below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. Except as set forth below, as of June 30, 2009, there have been no material changes to the risk factors set forth in the Trust’s annual report for the year ended December 31, 2008.

Our student housing communities have previously been – and in the future may be – subject to impairment charges, which could adversely affect our results of operations and funds from operations.

We are required to periodically evaluate our properties for impairment indicators. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property, based on its intended use, is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of interest and capitalization rates, demand and occupancy, competition and other factors.

During 2008, management determined that due to declining occupancy and trends at one student housing community the carrying amount of that property may not be recoverable. In accordance with SFAS No. 144, management estimated the fair value of the property and recorded a $1.6 million impairment loss in the consolidated statement of operations.  Ongoing adverse market and economic conditions and market volatility make it difficult to value our student housing communities. These factors may result in uncertainty in valuation estimates and instability in the estimated value of our student housing communities which in turn could result in a substantial decrease in the value of the communities and significant impairment charges.

We continually assess our student housing communities to determine if any dispositions are necessary or appropriate. We are currently testing the market for three of our student housing communities, and may seek to sell certain other student housing communities over the next several years. No assurance can be given that we will be able to recover the current carrying amount of our student housing communities in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations and funds from operations.

Our indebtedness is substantial and could impair our ability to obtain additional financing or have other adverse consequences.

As of June 30, 2009, our consolidated debt outstanding, excluding unamortized debt premium of $1 million, was approximately $479 million, which represents approximately 79% of our total market capitalization (defined as the market value of our outstanding common stock plus the principal amount of our outstanding debt) at that time. As of June 30, 2009, the balance at maturity of total consolidated debt (after giving effect to amortization through maturity) was approximately $479 million, including $100 million, $50 million, $7 million, $68 million and $254 million currently scheduled to mature in 2009, 2010, 2011, 2012 and thereafter, respectively.

Our substantial leverage could have important consequences. For example, it could:

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;
•	result in the loss of assets due to foreclosure or sale on unfavorable terms, which could, in turn, create taxable income and tax liabilities without accompanying cash proceeds;
•	restrict our access to new capital;
•	materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;
•
require us to continue to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business or to pay dividends, including dividends necessary to maintain our REIT qualification, or to use for other purposes;

•	increase our vulnerability to the ongoing economic downturn;
•	limit our ability to withstand competitive pressures; and/or
•	reduce our flexibility to respond to changing business and economic conditions.

If any of the foregoing occurs, our business, financial condition, liquidity, results of operations, funds from operations and prospects could be materially and adversely affected, and the trading price of our common stock could decline significantly.

The recent and ongoing credit and liquidity crisis may limit our access to capital and have a material adverse effect on our ability to meet our debt payments, pay dividends to our stockholders or make future investments necessary to implement our business plan.

In order to meet our debt payments, pay dividends to our stockholders or make future investments necessary to implement our business plan, we may need to raise additional capital. Recently, the global capital and credit markets have experienced extraordinary turmoil and upheaval, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. This disruption in the credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have made it increasingly difficult for REITs and other companies to access capital. Adverse market conditions include greater stock price volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency. It is difficult to predict how long these conditions will persist and the extent to which our results of operations, funds from operations, financial condition and liquidity may be adversely affected. This market turmoil and tightening of credit have also led to an increased lack of consumer confidence and widespread reduction of business activity generally which may adversely impact us, including our ability to acquire and dispose of assets and continue our development pipeline.

If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our maturing debt on favorable terms or at all. In addition, our future access to the equity markets could be limited. Any such financing or refinancing issues could materially and adversely affect us.

While we currently have no reason to believe that we will be unable to access our credit facilities in the future, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, eliminate funding to borrowers. In addition, the financial institutions that are parties to our secured revolving credit facility, our Fannie Mae secured credit facility and other debt documents might have incurred losses or might have reduced capital reserves on account of their prior lending to borrowers, their holdings of certain mortgage securities or their other financial relationships, in part because of the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these financial institutions might be or become capital constrained and might tighten their lending standards or become insolvent. If they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these lenders might not be able or willing to honor their funding commitments to us, which would adversely affect our ability to draw on our credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or pay dividend to our stockholders. Continued adverse conditions in the credit markets in future years could also adversely affect the availability and terms of future borrowings, renewals or refinancings.

As with other public companies, the availability of debt and equity capital depends, in part, upon the market price of our common stock and investor demand which, in turn, depends upon various market conditions that change from time to time. Among the market conditions and other factors that may affect the market price of our common stock is the market’s perception of our current and future financial condition, liquidity, growth potential, earnings, and cash distributions. Our failure to meet the market’s expectation with regard to any of these other items would likely adversely affect the market price of our common stock, possibly materially. If we cannot access capital or we cannot access capital upon acceptable terms, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences to us. We cannot assure you that we will be able to raise the necessary capital to meet our debt service obligations, pay dividends to our stockholders or make future investments necessary to implement our business plan, and the failure to do so could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

During the three months ended June 30, 2009, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan for our common stockholders, we directed the plan administrator to purchase 1,203 shares of our common stock for $4.08 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the second quarter of 2009.  We also directed the plan administrator to purchase 2,311 shares of our common stock for $4.54 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended June 30, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	795	$4.67	―	―
May 1-31, 2009	2,196	4.18	―	―
June 1-30, 2009	523	4.74	―	―
Total	3,514	$4.41	―	―
_______________________
(1)	All shares purchased in the open market pursuant to the terms of our Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 20, 2009, we held our 2009 annual meeting of stockholders at the Trust’s corporate headquarters in Memphis, Tennessee. During the meeting, our stockholders voted on the following three proposals:

Proposal 1:

Director nominees Paul O. Bower, Monte J. Barrow, William J. Cahill, III, John L. Ford and Wendell W. Weakley were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:
	For	Withheld
Paul O. Bower	25,406,458	1,132,852
Monte J. Barrow	25,533,216	1,006,094
William J. Cahill, III	25,633,446	905,865
John L. Ford	25,558,495	980,816
Wendell W. Weakley	25,546,836	992,474

Proposal 2:

Deloitte & Touche LLP was ratified as the Trust’s independent registered public accounting firm for the 2009 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:
For	Against	Broker Non-Votes
26,349,002	132,337	―

Proposal 3:

Stockholders reapproved the performance goals used for performance-based awards granted under EDR’s 2004 Incentive Plan by a majority of the shares represented at the meeting. Shares on this proposal were voted as follow:
For	Against	Broker Non-Votes
25,224,528	1,218,957	―

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

EDUCATION REALTY TRUST, INC.

Date: July 20, 2009	By /s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: July 20, 2009	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: July 20, 2009	By /s/ J. Drew Koester
J. Drew Koester
Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX
3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009.)
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

*
This Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.