Form 10-Q
period 2009-09-30
Education Realty Trust, Inc.
filed 2009-11-09
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2009, the latest practicable date, the Registrant had outstanding 56,697,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2009 and 2008	6

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2009 and 2008	8

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2009 and 2008	9

Notes to Condensed Consolidated Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	51

Signatures	52

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Assets:
Student housing properties, net	$755,504	$731,400
Student housing properties – held for sale	—	2,107
Assets under development	—	6,572
Corporate office furniture and equipment, net	1,117	1,465
Cash and cash equivalents	83,940	9,003
Restricted cash	7,942	5,595
Student contracts receivable, net	411	533
Receivable from affiliate	25	25
Management fee receivable from third party	253	401
Goodwill and other intangibles, net	3,082	3,111
Note receivable from unconsolidated joint venture	824	834
Other assets	12,596	16,601
Total assets	$865,694	$777,647

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$457,608	$442,259
Revolving line of credit	—	32,900
Accounts payable	640	303
Accrued expenses	13,383	9,144
Accrued interest	2,011	1,158
Deferred revenue	12,674	9,954
Total liabilities	486,316	495,718

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	11,042	11,751

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 56,685,849 and 28,475,855 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	567	285
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	413,068	308,356
Accumulated deficit	(48,101)	(41,381)
Total Education Realty Trust, Inc. stockholders’ equity	365,534	267,260
Noncontrolling interest	2,802	2,918
Total equity	368,336	270,178
Total liabilities and equity	$865,694	$777,647
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008
Revenues:
Student housing leasing revenue	$81,326	$77,531
Student housing food service revenue	1,636	1,804
Other leasing revenue	—	6,945
Third-party development services	5,275	6,224
Third-party management services	2,370	2,677
Operating expense reimbursements	7,749	8,192
Total revenues	98,356	103,373
Operating expenses:
Student housing leasing operations	42,912	42,726
Student housing food service operations	1,579	1,728
General and administrative	11,738	11,867
Depreciation and amortization	21,501	21,823
Reimbursable operating expenses	7,749	8,192
Total operating expenses	85,479	86,336
Operating income	12,877	17,037
Nonoperating expenses:
Interest expense	18,825	18,556
Amortization of deferred financing costs	749	740
Interest income	(334)	(267)
Gain on extinguishment of debt	(830)	—
Total nonoperating expenses	18,410	19,029
Loss from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(5,533)	(1,992)
Equity in earnings (losses) of unconsolidated entities	(6)	(223)

Loss from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	(5,539)	(2,215)
Income tax expense	1,203	882
Loss from continuing operations before redeemable noncontrolling interests	(6,742)	(3,097)
Loss attributable to redeemable noncontrolling interests	(29)	(147)
Loss from continuing operations	(6,713)	(2,950)
Loss from discontinued operations	(21)	(113)
Net loss	(6,734)	(3,063)

Less: Net loss attributable to the noncontrolling interest	(14)	(11)
Net loss attributable to Education Realty Trust, Inc.	$(6,720)	$(3,052)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008

Earnings per share information:
Loss attributable to Education Realty Trust, Inc. common stockholders per share — basic & diluted:
Continuing operations	$(0.19)	$(0.10)
Discontinued operations	—	(0.01)
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.19)	$(0.11)

Weighted average common shares outstanding – basic & diluted	35,013,814	28,512,037

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(6,700)	$(2,943)
Loss from discontinued operations, net of tax	(20)	(109)
Net loss	$(6,720)	$(3,052)
Distributions per common share	$0.3075	$0.6150
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
Revenues:
Student housing leasing revenue	$25,105	$24,587
Student housing food service revenue	577	608
Other leasing revenue	—	—
Third-party development services	2,559	3,216
Third-party management services	738	870
Operating expense reimbursements	3,523	3,052
Total revenues	32,502	32,333
Operating expenses:
Student housing leasing operations	17,826	17,695
Student housing food service operations	566	600
General and administrative	3,903	4,017
Depreciation and amortization	7,227	7,054
Reimbursable operating expenses	3,523	3,052
Total operating expenses	33,045	32,418
Operating loss	(543)	(85)
Nonoperating expenses:
Interest expense	6,323	6,343
Amortization of deferred financing costs	230	253
Interest income	(180)	(77)
Total nonoperating expenses	6,373	6,519
Loss from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(6,916)	(6,604)
Equity in earnings (losses) of unconsolidated entities	(152)	(196)

Loss from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	(7,068)	(6,800)
Income tax expense	513	709
Loss from continuing operations before redeemable noncontrolling interests	(7,581)	(7,509)
Loss attributable to redeemable noncontrolling interests	(167)	(268)
Loss from continuing operations	(7,414)	(7,241)
Loss from discontinued operations	(3)	(79)
Net loss	(7,417)	(7,320)

Less: Net loss attributable to the noncontrolling interest	(33)	(61)
Net loss attributable to Education Realty Trust, Inc.	$(7,384)	$(7,259)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008

Earnings per share information:
Loss attributable to Education Realty Trust, Inc. common stockholders per share — basic & diluted:
Continuing operations	$(0.15)	$(0.25)
Discontinued operations	—	—
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.15)	$(0.25)

Weighted average common shares outstanding – basic & diluted	47,932,410	28,514,966

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(7,381)	$(7,183)
Loss from discontinued operations, net of tax	(3)	(76)
Net loss	$(7,384)	$(7,259)
Distributions per common share	$0.1025	$0.2050
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2007	28,431,855	$284	$330,969	$(33,434)	$3,242	$301,061
Common stock issued to officers and directors	8,000	—	101	—	—	101
Amortization of restricted stock	26,994	1	453	—	—	454
Cash dividends	—	—	(17,533)	—	(174)	(17,707)
PIU’s forfeited	—	—	16	—	(16)	—
PIU’s issued	—	—	—	—	49	49
Net loss	—	—	—	(3,052)	(11)	(3,063)
Balance, September 30, 2008	28,466,849	$285	$314,006	$(36,486)	$3,090	$280,895

Balance, December 31, 2008	28,475,855	$285	$308,356	$(41,381)	$2,918	$270,178
Common stock issued to officers and directors	8,000	—	34	—	—	34
Amortization of restricted stock	26,994	—	453	—	—	453
Issuance of common stock from follow-on offering, net of offering costs	28,175,000	282	115,851	—	—	116,133
Cash dividends	—	—	(11,656)	—	(85)	(11,741)
PIU’s forfeited	—	—	30	—	(30)	—
PIU’s issued	—	—	—	—	13	13
Net loss	—	—	—	(6,720)	(14)	(6,734)
Balance, September 30, 2009	56,685,849	$567	$413,068	$(48,101)	$2,802	$368,336

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008
Operating activities:
Net loss	$(6,734)	$(3,063)
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Depreciation and amortization	21,501	21,823
Depreciation included in discontinued operations	25	73
Deferred tax expense/(benefit)	143	(439)
(Gain)/loss on disposal of assets	(3)	519
Gain on extinguishment of debt	(830)	—
Amortization of deferred financing costs	749	740
Gain on interest rate cap	(237)	—
Amortization of unamortized debt premiums/discounts	(304)	(366)
Distributions of earnings from unconsolidated entities	294	192
Noncash compensation expense related to PIUs and restricted stock	509	597
Equity in (earnings) losses of unconsolidated entities	6	223
Redeemable noncontrolling interest in continuing operations	(28)	(143)
Redeemable noncontrolling interest in discontinued operations	(1)	(4)
Change in operating assets and liabilities	14,355	9,747
Net cash provided by operating activities	29,445	29,899
Investing activities:
Purchase of corporate furniture and equipment	(85)	(177)
Restricted cash	(2,347)	(2,138)
Investment in student housing properties	(16,102)	(14,032)
Proceeds from sale of assets	—	2,578
Proceeds from sale of student housing properties	154	—
Insurance proceeds received for property damage	224	387
Investment in assets under development	(22,676)	(13,095)
Investment in unconsolidated entities	(384)	(374)
Net cash used in investing activities	(41,216)	(26,851)
Financing activities:
Payment of mortgage notes	(2,162)	(25,599)
Borrowings under mortgage notes and construction loans	17,815	34,039
Borrowings (repayments) under line of credit, net	(32,900)	7,100
Debt issuance costs	(588)	(230)
Proceeds from refund of defeasance costs	830	—
Proceeds from common stock offering	122,561	—
Payment of offering costs	(6,428)	—
Dividends and distributions paid to common and restricted stockholders	(11,656)	(17,533)
Dividends and distributions paid to noncontrolling interests	(764)	(2,103)
Net cash (used in) provided by financing activities	86,708	(4,326)
Net (decrease) increase in cash and cash equivalents	74,937	(1,278)
Cash and cash equivalents, beginning of period	9,003	4,034
Cash and cash equivalents, end of period	$83,940	$2,756
See accompanying notes to the condensed consolidated financial statements.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$18,989	$19,379
Income taxes paid	$695	$177
Supplemental disclosure of noncash activities:
Redemption of noncontrolling interests from unit holder	$—	$893
Note receivable received in connection with sale of student housing property	$2,300	$—
See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
(Unaudited)

1. Organization and description of business

Education Realty Trust, Inc. (the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations as a real estate investment trust (“REIT”) effective with the initial public offering that was completed on January 31, 2005. Under the Trust’s Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

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

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash held in certain bank accounts may exceed the amount that the Federal Deposit Insurance Corporation (“FDIC”) insures.  At September 30, 2009, the Trust had $74,876 of cash on deposit that was uninsured by the FDIC or in excess of FDIC limits.

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

Acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred.  Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a property, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset over the remaining life in measuring whether the assets are recoverable.

When a student housing property has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. Operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. No impairment loss on student housing properties held for sale was recognized in the accompanying condensed consolidated statements of operations.

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

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of changes in equity.

On July 28, 2009, the Trust completed a follow-on common stock offering, selling 28,175,000 shares of the Trust’s common stock, including 3,675,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing, at a price of $4.35 per share to the public.  The offering generated gross proceeds of $122,561.  The net proceeds to the Trust, after the underwriting discount and other expenses of the offering were approximately $116,133.

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

The Trust had no unrecognized tax benefits as of September 30, 2009 and 2008.  As of September 30, 2009, the Trust does not expect to record any unrecognized tax benefits.  The Trust, or its subsidiaries, files federal and state income tax returns. As of September 30, 2009, open tax years generally include tax years 2005-2008. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At September 30, 2009, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance establishes the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The guidance also establishes disclosure requirements to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners. The Operating Partnership Units, the University Towers Operating Partnership Units and profits interest units (“PIU”) (see Note 9) are now referred to as noncontrolling interests (formerly, minority interests).

In connection with the adoption, the Trust also considered the guidance issued by the FASB regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

The PIU’s were determined to be noncontrolling interests that are not redeemable and accordingly these amounts were reclassified to equity in the accompanying condensed consolidated balance sheets.  The PIU holder’s share of income or loss is reported in the accompanying condensed consolidated statements of operations as net income attributable to noncontrolling interests.

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. Beginning January 1, 2009, the Trust adopted the authoritative guidance on determining whether certain instruments are participating securities.  All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are to be included in the computation of earnings per share under the two-class method.  This resulted in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented.

As of September 30, 2009 and 2008, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2009	2008
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	207,257	207,257
Profits Interest Units	277,500	282,500
Total potentially dilutive securities	1,398,495	1,403,495

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The carrying value of goodwill was $3,070 at September 30, 2009 and December 31, 2008.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $12 and $41 at September 30, 2009 and December 31, 2008, respectively.

Comprehensive Income

The Trust follows the authoritative guidance issued by the FASB relating to the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income (loss) is equal to net income (loss).

Revenue recognition

The Trust recognizes revenue related to leasing activities at the student housing properties owned by the Trust, management fees related to managing third-party student housing properties, development consulting fees related to the general oversight of third-party student housing development and construction and operating expense reimbursements for payroll and related expenses incurred for third-party student housing properties managed or developed by the Trust.

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

Other leasing revenue — Other leasing revenue relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006.  Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008.  In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $6,000 of which $5,800 was recognized during the nine months ended September 30, 2008.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts.  These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete.  For both the nine months and three months ended September 30, 2009 and 2008, there was $1,224 and $1,944 revenue recognized related to cost savings, respectively.

Third-party management services revenue — The Trust enters into management contracts to manage third-party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.

Operating expense reimbursements — The Trust pays certain payroll and related costs to operate third-party student housing properties that are managed by the Trust and certain costs for third-party development services. Under the terms of the related management and development agreements, the third-party owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue.

Costs related to third-party development consulting services

Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time, the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying condensed consolidated balance sheets.

Recently issued accounting pronouncements

In May 2009, the FASB issued new authoritative guidance on subsequent events.  The new guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and is applied prospectively. The Trust adopted this authoritative guidance during the three months ended September 30, 2009.

In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Trust is currently evaluating the impact of adoption on its consolidated financial statements.

In June 2009, the FASB issued guidance to establish only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Trust’s consolidated financial statements.

3. Investments in unconsolidated entities

As of September 30, 2009, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the nine months ended September 30, 2009 and 2008:

	2009	2008
Results of Operations:
Revenues	$11,718	$11,744
Net loss	(753)	(2,107)
Equity in earnings (losses) of unconsolidated entities	$(6)	$(223)

These entities primarily own student housing communities which are managed by the Trust.  As of September 30, 2009 and December 31, 2008, the Trust’s investment in unconsolidated entities totaled $2,843 and $2,759, respectively.

4. Debt

Revolving credit facility

The Operating Partnership has a revolving credit facility (the “Amended Revolver”) dated January 31, 2005 with a maximum availability of $100,000. Availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of September 30, 2009, our borrowing base was $47,055, we had no amounts outstanding and we had letters of credit outstanding of $2,000 (see Note 6); thus, our remaining availability was $45,055. We do, however, have additional unmortgaged properties that can be pledged against the Amended Revolver to increase total borrowing availability.

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

During the three months ended September 30, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering (see Note 2) to repay the Amended Revolver.

As the Amended Revolver matures on March 30, 2010, the Operating Partnership intends to replace the Amended Revolver prior to the maturity of the existing facility.

Mortgage and construction debt

At September 30, 2009, the Trust had outstanding mortgage and construction indebtedness of $456,710 (excluding unamortized debt premium of $898). $28,908 relates to construction debt that is disclosed below and $231,612 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $196,190 of the outstanding mortgage indebtedness relates to the $222,000 Master Secured Credit Facility the Trust entered into on December 31, 2008.  $49,451of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin. The remaining outstanding balance of $146,739 bears interest at a weighted average fixed rate of 6.01%.  The Trust accounted for the prepayment of mortgage debt mentioned above as a legal defeasance and recognized a loss on the extinguishment during 2008. During the nine months ended September 30, 2009, the Trust received a refund of defeasance costs resulting in an $830 gain on the extinguishment.

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.  At September 30, 2009 and December 31, 2008, the cap had a value of $319 and $82, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

At September 30, 2009, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. The Trust incurred $81 in deferred financing costs in connection with the construction loans in 2008.

At September 30, 2009, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

The scheduled maturities of outstanding mortgage and construction indebtedness at September 30, 2009 are as follows:

Fiscal Year Ending
2009 (3 months ending December 31, 2009)	$99,469
2010	23,388
2011	12,303
2012	67,939
2013	32,304
Thereafter	221,307
Total	456,710
Unamortized debt premium/discounts	898
Outstanding at September 30, 2009, net of unamortized premiums/discounts	$457,608

At September 30, 2009, the outstanding mortgage and construction debt had a weighted average interest rate of 5.56% and carried a weighted average term to maturity of 3.9 years.

On November 6, 2009, the Trust utilized $76,000 of cash from the follow-on common stock offering (see Note 2) and borrowed $22,660 on its Amended Revolver to repay $98,660 of mortgage debt that was scheduled to mature in December 2009 (see Note 10).

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services and management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009					Nine Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$81,326	$—	$—	$—	$81,326	$77,531	$—	$—	$—	$77,531
Student housing food service revenue	1,636	—	—	—	1,636	1,804	—	—	—	1,804
Other leasing revenue	—	—	—	—	—	6,945	—	—	—	6,945
Third-party development consulting services	—	5,275	—	—	5,275	—	6,224	—	—	6,224
Third-party management services	—	—	2,370	—	2,370	—	—	2,677	—	2,677

	Nine Months Ended September 30, 2009					Nine Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Intersegment revenues	—	1,128	3,289	(4,417)	—	—	187	3,157	(3,344)	—
Operating expense reimbursements	—	—	—	7,749	7,749	—	—	—	8,192	8,192
Total revenues	82,962	6,403	5,659	3,332	98,356	86,280	6,411	5,834	4,848	103,373
Operating expenses:
Student housing leasing operations	42,912	—	—	—	42,912	42,726	—	—	—	42,726
Student housing food service operations	1,579	—	—	—	1,579	1,728	—	—	—	1,728
General and administrative	—	2,402	5,488	(96)	7,794	3	2,521	5,476	(277)	7,723
Intersegment expenses	3,289	—	—	(3,289)	—	3,157	—	—	(3,157)	—
Reimbursable operating expenses	—	—	—	7,749	7,749	—	—	—	8,192	8,192
Total operating expenses	47,780	2,402	5,488	4,364	60,034	47,614	2,521	5,476	4,758	60,369
Net operating income	35,182	4,001	171	(1,032)	38,322	38,666	3,890	358	90	43,004
Nonoperating expenses(1)	39,250	(66)	—	—	39,184	39,968	(45)	—	—	39,923
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(4,068)	4,067	171	(1,032)	(862)	(1,302)	3,935	358	90	3,081
Equity in losses of unconsolidated entities	(4)	(2)	—	—	(6)	(221)	(2)	—	—	(223)
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$(4,072)	$4,065	$171	$(1,032)	$(868)	$(1,523)	$3,933	$358	$90	$2,858
Total segment assets, as of September 30, 2009 and December 31, 2008 (3)	$772,419	$5,642	$4,415	$—	$782,476	$760,477	$2,381	$4,567	$—	$767,425
(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on the extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses.

(2)
The following is a reconciliation of the reportable segments’ income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated loss before income taxes, redeemable noncontrolling interests and discontinued operations for the nine months ended September 30:

	2009	2008
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$(868)	$2,858
Other unallocated corporate expenses	(4,671)	(5,073)
Loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(5,539)	$(2,215)

(3)
The increase in segment assets related to student housing leasing is primarily related to the development of two wholly owned student apartment communities in Carbondale, IL and Syracuse, NY (see Note 7).  The increase in segment assets related to development consulting services is primarily due to a $2,663 increase in operating cash related to the timing of the receipt of project fees, a $335 net increase in receivables for reimbursable project costs related to development projects and a $329 net increase in development fee receivables primarily related to Westchester University of Pennsylvania.

The following table represents segment information for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009					Three Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$25,105	$—	$—	$—	$25,105	$24,587	$—	$—	$—	$24,587
Student housing food service revenue	577	—	—	—	577	608	—	—	—	608
Other leasing revenue	—	—	—	—	—	—	—	—	—	—
Third-party development consulting services	—	2,559	—	—	2,559	—	3,216	—	—	3,216
Third-party management services	—	—	738	—	738	—	—	870	—	870
Intersegment revenues	—	80	1,103	(1,183)	—	—	187	1,076	(1,263)	—
Operating expense reimbursements	—	—	—	3,523	3,523	—	—	—	3,052	3,052
Total revenues	25,682	2,639	1,841	2,340	32,502	25,195	3,403	1,946	1,789	32,333
Operating expenses:
Student housing leasing operations	17,826	—	—	—	17,826	17,695	—	—	—	17,695
Student housing food service operations	566	—	—	—	566	600	—	—	—	600
General and administrative	—	921	1,809	(15)	2,715	—	866	1,897	(76)	2,687
Intersegment expenses	1,103	—	—	(1,103)	—	1,076	—	—	(1,076)	—
Reimbursable operating expenses	—	—	—	3,523	3,523	—	—	—	3,052	3,052
Total operating expenses	19,495	921	1,809	2,405	24,630	19,371	866	1,897	1,900	24,034
Net operating income	6,187	1,718	32	(65)	7,872	5,824	2,537	49	(111)	8,299
Nonoperating expenses(1)	13,454	(24)	—	—	13,430	13,118	(4)	—	—	13,114
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(7,267)	1,742	32	(65)	(5,558)	(7,294)	2,541	49	(111)	(4,815)
Equity in losses of unconsolidated entities	(152)	—	—	—	(152)	(195)	(1)	—	—	(196)
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$(7,419)	$1,742	$32	$(65)	$(5,710)	$(7,489)	$2,540	$49	$(111)	$(5,011)

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses.

(2)
The following is a reconciliation of the reportable segments’ loss before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated loss before income taxes, redeemable noncontrolling interests and discontinued operations for the three months ended September 30:

	2009	2008
Loss before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$(5,710)	$(5,011)
Other unallocated corporate expenses	(1,358)	(1,789)
Loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(7,068)	$(6,800)

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2009 and is secured by the Amended Revolver.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC (“LLC”) in order to receive a 25% ownership stake in the venture with College Park Apartments.  The debt matures on May 10, 2011. Construction was completed, and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $23,015 at September 30, 2009.  On October 30, 2008, the LLC borrowed an additional $1,200 which matures on November 10, 2009 and has also been guaranteed by the Operating Partnership. In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845.  The note was interest only through December 31, 2007 and accrued interest at 10% per annum.  On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis.  On the maturity date, all unpaid principal and interest are due in full.  As of September 30, 2009, the note has an outstanding balance of $824 and is subordinated to the construction debt held by the LLC discussed above.  The balance is reflected separately in the accompanying condensed consolidated balance sheets.   Additionally, the Trust’s other investments in unconsolidated entities have outstanding mortgage and construction indebtedness totaling $86,249 at September 30, 2009 that is not guaranteed by the Operating Partnership.

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

Under the terms of the purchase agreement with Place, the Trust remains a party to a tax indemnification agreement whereby a payment could be required to be made to the former owner if any of the Place-communities are sold within five years of the purchase date.  The contingency expires in January 2011.

The Operating Partnership entered into a letter of credit agreement to the benefit of the lender in conjunction with the termination of the lease with Place on February 1, 2008. The letter of credit remains outstanding in the amount of $500 at September 30, 2009 and is secured by the Amended Revolver.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At September 30, 2009 and December 31, 2008, the Trust had reimbursable predevelopment costs of $1,288 and $910, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

The Trust also has various operating lease commitments for corporate office space, furniture and technology equipment which expire at various dates through 2015.

7. Acquisition and development of real estate investments

On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,099 in order to develop a wholly owned student apartment community near Southern Illinois University. After the acquisition, the Trust incurred an additional $20,580 and $10,779 in costs to develop the first and second phases of the development which opened in August of 2008 and 2009, respectively. During the nine months ended September 30, 2009, the Trust capitalized interest costs of $67 related to the second phase of the development.

During 2008, the Trust also began development of a wholly owned student apartment property located on the campus of Syracuse University. The Trust incurred $24,598 in costs to develop the property which opened in August of 2009.  In addition, the Trust owns and manages the property under a long-term ground lease from Syracuse University.  During the nine months ended September 30, 2009, the Trust capitalized interest costs of $487 related to the development.

All costs related to the completed developments discussed above are classified in student housing properties, net in the accompanying condensed consolidated balance sheets.  All costs related to projects under development are classified as assets under development in the accompanying condensed consolidated balance sheets.

8. Disposition of real estate investments and discontinued operations

On April 7, 2009, the Trust sold the College Station student housing property for a purchase price of $2,550.  The Trust received proceeds of $250 and a note receivable of $2,300. The note is interest only and accrues interest at a rate of 3% per annum through August 31, 2009 and matures on December 31, 2010 (option to extend from December 31, 2009 to December 31, 2010 was exercised in September 2009). Beginning on September 1, 2009, the note accrues interest at a rate of 6% per annum and is payable in monthly installments through maturity. All unpaid principal and interest is due at maturity. However, if no default exists at the maturity date, the note may be extended to June 30, 2011. The note would remain interest only at a rate of 6% per annum payable in monthly installments through December 31, 2010; thereafter, payments of principal and interest (at a rate of 6% per annum) would be made on a monthly basis. Any unpaid principal and interest would be due in full on June 30, 2011.  The resulting net gain on disposition of approximately $374 has been deferred against the note receivable.

The results of operations are reflected as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The following table summarizes income/(loss) from discontinued operations for the nine and three months ended September 30, 2009 and 2008:

	Nine months	Nine months
	Ended September 30,	Ended September 30,
	2009	2008
Student housing leasing revenue	$131	$298
Student housing leasing operating expenses	127	338
Depreciation and amortization	25	73
Redeemable noncontrolling interest	(1)	(4)
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(20)	$(109)

	Three months	Three months
	Ended September 30,	Ended September 30,
	2009	2008
Student housing leasing revenue	$—	$84
Student housing leasing operating expenses	3	138
Depreciation and amortization	—	25
Redeemable noncontrolling interest	—	(3)
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(3)	$(76)

During the first quarter of 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512.  The Trust redeemed the unit holder’s units and received cash totaling $2,616. The loss on the sale is included in student housing leasing operations expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.  The Trust simultaneously entered into a 40-year ground lease.

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of September 30, 2009, the Trust had 824,000 shares of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At September 30, 2009 and December 31, 2008, unearned compensation totaled $204 and $657, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the nine months ended September 30, 2009 and 2008, compensation expense of $453 was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

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

Total compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008, was $509 and $597, respectively.  Additionally during each of the nine months ended September 30, 2009 and 2008, the Trust issued 4,000 shares of common stock to an executive officer and 4,000 shares to its independent directors pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2009 is as follows:

		Stock
	PIU’s	Awards (1)	Total
Outstanding at December 31, 2008	275,000	208,000	483,000
Granted	5,000	4,000	9,000
Forfeited	—	—	—
Outstanding at March 31, 2009	280,000	212,000	492,000
Granted	—	4,000	4,000
Forfeited	(2,500)	—	(2,500)
Outstanding at June 30, 2009	277,500	216,000	493,500
Granted	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2009	277,500	216,000	493,500
Vested at September 30, 2009	277,500	203,883	481,383
(1)	Includes restricted stock awards.

10. Subsequent events

The Trust evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements through November 6, 2009.

On October 8, 2009, our board of directors declared a distribution of $0.05 per share of common stock for the quarter ended on September 30, 2009. The distribution is payable on November 16, 2009 to stockholders of record at the close of business on October 30, 2009.

As discussed in Note 4, on November 6, 2009, the Trust repaid $76,000 of mortgage debt with proceeds from the follow-on common stock offering discussed in Note 2.  The remaining $22,660 of debt was repaid using availability under the Amended Revolver.

As discussed in Note 6, the Operating Partnership entered into a note receivable agreement with the LLC (balance of $824 at September 30, 2009).  On November 3, 2009, the Operating Partnership committed to increase the amount available under the agreement to $2,100.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and share data)

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and  notes thereto and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Quarterly Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II, Item IA.-Risk Factors” below and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

All references to “we,” “our,” “us,” “EDR”, “Trust” and the “Company” in this Quarterly Report mean Education Realty Trust, Inc. and its consolidated subsidiaries, except where it is made clear that the term means only Education Realty Trust, Inc.

Overview

We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the development, ownership, acquisition and management of high quality student housing communities. We also provide student housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high quality student housing communities in the United States in terms of both total beds owned and under management.

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

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and development consulting services. We evaluate each segment’s performance based on pre-tax net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student Housing Leasing

Student housing leasing revenue represented approximately 87.3% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2009. Our revenue related to food service operations is included in this segment. Additionally, for the first month of 2008, this segment included other leasing revenue related to the Place lease which was terminated on February 1, 2008.

Unlike multi-family housing where apartments are leased by the unit, student-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income.

Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities, the fact that units are furnished and in most cases rent includes utilities, cable television and internet service and because of the individual lease liability, we believe our properties can typically command higher per-unit and per-square foot rental rates than most multi-family properties in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tends to offer fewer amenities.

The majority of our leases commence mid-August and terminate on the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2009 and 2008, approximately 70.0% and 69.3%, respectively, of our leased beds were leased to students who were first-time residents at our properties. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our properties’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized immediately. This Turn period results in seasonality in our operating results during the third quarter of each year.

Management Services

Revenue from our management services, excluding operating expense reimbursements, represented approximately 6.0% of our revenue for the nine months ended September 30, 2009. These revenues are typically derived from multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements typically have an initial term of two to three years with a renewal option for one additional year going forward. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Development Consulting Services

Revenue from our development consulting services, excluding operating expense reimbursements, represented approximately 6.7% of our revenue for the nine months ended September 30, 2009. Fees for these services are typically 3-5% of the total project cost and are payable over the life of the construction period, which is typically one to two years in length. We incur expenses that are reimbursable by a project when awarded. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts.  These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete. For the nine months ended September 30, 2009 and 2008 there was $1,224 and $1,944 revenue recognized related to cost savings,  respectively.

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

The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed construction timelines and budgets. To date, we have completed construction on all of our development projects in time for their targeted occupancy dates.

In 2007, we began developing projects for our ownership and plan to increase self-development activity going forward. During the three months ended September 30, 2009, we have opened two wholly owned, self-developed properties servicing Southern Illinois University and Syracuse University.

Trends and Outlook

Rents and Occupancy

We manage our properties to maximize revenues, which are primarily driven by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenues from the property. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations.  Periodically, certain of our markets experience increases in new on-campus student housing being provided by universities and off-campus student housing being provided by developers.  This additional student housing both on and off campus can create competitive pressure on rental rates and occupancy.

For the nine months ended September 30, 2009, same-community revenue per available bed remained at $382 and same-community physical occupancy decreased to 89.7% compared to 92.3% for the nine months ended September 30, 2008. These results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages, and, at times, an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.  The three communities previously identified in the challenging markets of Kalamazoo, Michigan, Gainesville, Florida, and Oxford, Mississippi opened the 2009-2010 lease term with an occupancy of 96.0%, measured at September 30, 2009, compared to 84.3% in the prior year.

On a same-community basis, the 2009-2010 lease term opened with an occupancy of 90.5% as measured at September 30, 2009 compared to 91.1% for the same date in 2008, reflecting an occupancy decline of 0.7% while rental rates declined 1.8% from the prior lease term.  The legacy-communities (which are the same-communities, excluding the Place-communities) opened with an occupancy of 92.5% compared to 94.0% last year, reflecting a 1.6% decline in occupancy with rental rates in the portfolio declining 2.0% from the prior lease term.  The Place-communities opened the fall lease term with an occupancy of 84.3% compared to 81.9% last year, achieving a 3.0% improvement in number of beds occupied while rental rates declined approximately 0.4% from the prior lease term.  The occupancies achieved during the new leasing term required greater discounting of rents and a higher level of concessions than in the past.

Student Housing Operating Costs

The cost reduction initiatives put in place in the fourth quarter of 2008 continue to work as evidenced by the 4.5% or $9 per bed reduction in same-community operating expenses for the nine months ended September 30, 2009 compared to the prior year. This decrease is partially attributable to a loss of $512 on the sale of the land and parking garage at our University Towers community in 2008; however, $988 or 3.0% of improvement in property operating expenses was a result of the cost reduction initiatives. For the three months ended September 30, 2009, we also achieved cost reductions of 1.4% and 7.8% at our legacy-communities and our Place-communities, respectively.  This represents over twelve consecutive months with cost reductions.  Although we do not expect to continue to reduce expenses at this same rate into the future, we will continue to maintain our focus to operate the communities as efficiently as possible.

Termination of Lease with Place Properties, Inc.

On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (“Place”) for 13 properties owned by the Trust but previously operated and managed by Place.  Under the termination agreement, the Trust received a lease termination fee of $6,000. As a result of the lease termination, the Trust began managing the Place-communities and began recognizing the results of operations for the Place-communities in its consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the Place-communities exceeded certain criteria defined in the lease agreement.  In the near term, the net operating income generated by the Place-communities is expected to be less than the rental income received under the lease; thus, potentially reducing our net income from continuing operations over the next 2 to 3 years. The Trust negotiated the lease termination fee of $6,000 in part to offset the expected shortfall in operating results of the Place-communities.  Over time, we expect to be able to improve the operating results of the Place-communities through revenue growth driven by improved marketing and customer service strategies. However, as with all its communities, management continually assesses each Place-community and its respective market to determine if such growth is achievable or if other alternatives should be pursued. The Place-communities opened the 2009-2010 lease year with an occupancy of 84.3% compared to 81.9% for the prior lease year.

Development Consulting Services

Through December 31, 2008, the Company has had four consecutive years of growth in its development consulting services revenue as a result of an increase in the number of development projects it has been awarded.  Through the nine months ended September 30, 2009, third-party development consulting services revenue was $5,275, a decrease of $949 over the prior period.  So far in 2009, AODC has been receiving indications of interest from universities interested in new housing and has continued to receive requests for proposals on new development projects.  However, due to tightening in credit markets, projects have not been able to obtain credit enhancement or viable financing to allow projects to move beyond the development phase and into project financing and construction.  AODC is expecting a continued decline in the number of active development consulting services projects this fall and into 2010 or until the credit markets return to more historical norms.

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

Student Housing Leasing Revenue Recognition

Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing properties and includes revenues from leasing apartments by the bed, parking lot rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, this segment included other leasing revenue related to the Place lease, which was terminated February 1, 2008.  Additional information is included below regarding revenue recognition for student housing food service and other leasing revenue.

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

Student Housing Food Service Revenue Recognition

We maintain a dining facility at our University Towers community, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.

Other Leasing Revenue Recognition

Other leasing revenue relates to our leasing of the Place Portfolio that we acquired from Place on January 1, 2006. Previously, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the Place-communities exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.  Under the termination agreement, the Trust received a lease termination fee totaling $6,000 in 2008, of which $5,800 was recognized during the nine months ended September 30, 2008.

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

Acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB, which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a property, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

When a student housing property has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the condensed consolidated balance sheet and operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the nine months ended September 30, 2009 and 2008, no impairment losses on student housing properties held for sale were recognized.

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

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. The adoption did not have a material impact on the Trust’s consolidated financial statements.

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As a result of the adoption, the Trust has reported nonredeemable noncontrolling interests as a component of equity in the condensed consolidated balance sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the condensed consolidated statements of operations.  The prior periods presented have also been reclassified to conform to the current classification.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The guidance requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption resulted in shares of unvested restricted stock being included in the computation of earnings per share for all periods. The adoption did not have a material impact on the Trust’s consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance on subsequent events.  The new guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and is applied prospectively.  The Trust adopted this authoritative guidance during the three months ended September 30, 2009.

In June 2009, the FASB issued guidance to establish only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Trust’s consolidated financial statements.

Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Trust is currently evaluating the impact of adoption on its consolidated financial statements.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The following table presents the results of operations for Education Realty Trust, Inc. for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009					Nine Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$81,326	$—	$—	$—	$81,326	$77,531	$—	$—	$—	$77,531
Student housing food service revenue	1,636	—	—	—	1,636	1,804	—	—	—	1,804
Other leasing revenue	—	—	—	—	—	6,945	—	—	—	6,945
Third-party development consulting services	—	5,275	—	—	5,275	—	6,224	—	—	6,224
Third-party management services	—	—	2,370	—	2,370	—	—	2,677	—	2,677
Intersegment revenues	—	1,128	3,289	(4,417)	—	—	187	3,157	(3,344)	—
Operating expense reimbursements	—	—	—	7,749	7,749	—	—	—	8,192	8,192
Total revenues	82,962	6,403	5,659	3,332	98,356	86,280	6,411	5,834	4,848	103,373
Operating expenses:
Student housing leasing operations	42,912	—	—	—	42,912	42,726	—	—	—	42,726
Student housing food service operations	1,579	—	—	—	1,579	1,728	—	—	—	1,728
General and administrative	—	2,402	5,488	(96)	7,794	3	2,521	5,476	(277)	7,723
Intersegment expenses	3,289	—	—	(3,289)	—	3,157	—	—	(3,157)	—
Reimbursable operating expenses	—	—	—	7,749	7,749	—	—	—	8,192	8,192

	Nine Months Ended September 30, 2009					Nine Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Total operating expenses	47,780	2,402	5,488	4,364	60,034	47,614	2,521	5,476	4,758	60,369
Net operating income	35,182	4,001	171	(1,032)	38,322	38,666	3,890	358	90	43,004
Nonoperating expenses(1)	39,250	(66)	—	—	39,184	39,968	(45)	—	—	39,923
Income before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(4,068)	4,067	171	(1,032)	(862)	(1,302)	3,935	358	90	3,081
Equity in losses of unconsolidated entities	(4)	(2)	—	—	(6)	(221)	(2)	—	—	(223)
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$(4,072)	$4,065	$171	$(1,032)	$(868)	$(1,523)	$3,933	$358	$90	$2,858

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses.

(2)
The following is a reconciliation of the reportable segments’ income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated loss before income taxes, redeemable noncontrolling interests and discontinued operations for the nine months ended September 30, 2009:

	2009	2008
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$(868)	$2,858
Other unallocated corporate expenses	(4,671)	(5,073)
Loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(5,539)	$(2,215)

Student housing leasing

Student housing operating statistics for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,	Favorable
	2009	2008 (9) (10)	(Unfavorable)
All communities:
Occupancy
Physical (1)	87.4%	90.5%	(3.1	) %
Economic (2)	82.5%	85.9%	(3.4	) %
NarPAB (3)	$338	$342	$(4)
Other income per avail. bed (4)	$24	$21	$3
RevPAB (5)	$362	$363	$(1)
Operating expense per bed (6) (7)	$191	$198	$7
Operating margin (7)	47.2%	45.6%	1.6%
Design beds (8)	224,400	213,512	10,888

Same-communities:
Occupancy
Physical	89.7%	92.3%	(2.6	) %
Economic	84.9%	87.7%	(2.8	) %
NarPAB	$355	$358	$(3)
Other income per avail. bed	$27	$24	$3
RevPAB	$382	$382	$—
Operating expense per bed (11)	$193	$199	$6
Operating margin (11)	49.5%	47.9%	1.6%
Design beds	165,258	165,304	(46)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

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

(9)
Information related to the Place Portfolio is included starting February 1, 2008 when the previous lease with Place was terminated for the all community statistics. Place-communities are not considered same-community for the nine months ended September 30, 2009 and thus are not included in the same community statistics.

(10)	This information excludes property information related to College Station (discontinued operations).

(11)
For the nine months ended September 30, 2008, approximately $3 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 8 in the condensed consolidated financial statements) is excluded,

Total revenue in the student housing leasing segment was $82,962 for the nine months ended September 30, 2009. This represents a decrease of $3,318, or 3.8%, from the same period in 2008. Student housing leasing revenue increased 4.9%, or $3,795 to $81,326. This increase was offset by a decline in other leasing revenue of $6,945 as a result of the February 1, 2008 Place Portfolio lease termination and related termination fee recognized in 2008. The student housing leasing revenue increase of $3,795 included $1,790 related to one additional month of operating results from the Place Portfolio in 2009 compared to 2008 and a $270 decline in revenue at the Place-communities since the lease termination as a result of lower rates and lower occupancy. The Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse) communities, which opened in August of 2008 and 2009, respectively, contributed $2,233 of additional revenue growth. Same-community revenue remained relatively flat to the prior year, reflecting an approximate 2.4% increase in rates and a 0.6% increase in other income offset by an approximate 2.9% decline in occupancy.

Operating expenses in the student housing leasing segment were up $166 over the prior year at $47,780 for the nine months ended September 30, 2009. Student housing leasing operations expense increased a total of $186, or 0.4%, over the prior year. This increase includes $928 of additional expenses related to one additional month of operations at the Place portfolio in 2009 compared to 2008 as well as $1,265 of additional operating expenses related to The Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse) communities. These increases were offset by $2,007 of lower costs related to a 4.5% cost reduction in same-community operating expenses year over year and a 5.6% cost reduction at our Place communities for the comparable periods since lease termination. While $512 of this improvement relates to a loss on the sale of the University Towers land and parking garage in the prior year, specific cost reduction measures implemented in the fall of 2008 drove a $892 reduction in payroll costs, a $626 reduction in credit card fees and a $84 reduction on maintenance costs. These improvements were partially offset by an increase in marketing and utility costs.

Nonoperating expenses decreased $718 or 1.8% to $39,250 for the nine months ended September 30, 2009, compared to the same period in 2008. This decrease was primarily driven by a $383 decline in depreciation expense due to fully depreciated assets that remain in service and an $830 gain on the extinguishment of debt resulting from the refund of defeasance costs in 2009 related to the Trust’s debt refinancing in December of 2008. The decrease was partially offset by a $260 increase in interest expense related to higher construction debt levels over prior year associated with the wholly-owned student housing communities in Carbondale, Illinois and Syracuse, New York that opened in August of 2008 and 2009, respectively.

Equity in earnings (losses) of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the nine months ended September 30, 2009, equity in losses was $4 compared to equity in losses of $221 in the prior year. The main driver of the improvement was better operating results from our joint venture properties in Greensboro, North Carolina and Riverside, California, as a result of lower interest expense at both communities.

Development consulting services

The following table represents the development consulting projects that were active during the nine months ended September 30, 2009 and 2008:

			Recognized Earnings
Project	Beds	Fee Type	2009	2008	Difference
University of Michigan	896	Development fee	$178	$245	$(67)
University of Alabama — Tuscaloosa	631	Development fee	—	670	(670)
Slippery Rock University — Phase II	746	Development fee	—	1,015	(1,015)
Indiana University of Pennsylvania — Phase II	1,102	Development fee	—	2,341	(2,341)
Fontainebleu Renovation Project	435	Development fee	68	101	(33)
West Chester— Phase I	1,197	Development fee	1,366	1,182	184
West Chester— Phase II		Development fee	65	—	65
Indiana University of Pennsylvania — Phase III	1,084	Development fee	1,946	599	1,347
Colorado State University — Pueblo I	253	Development fee	568	71	497
Colorado State University — Pueblo II	500	Development fee	682	—	682
Auraria Higher Education System	685	Development fee	182	—	182
Indiana University of Pennsylvania — Phase IV	596	Development fee	220	—	220
Third-party development consulting services			5,275	6,224	(949)
Southern Illinois University— Carbondale	528	Construction oversight fee	99	187	(88)
Syracuse University	432	Development fee	1,029	—	1,029
Inter-segment development revenue			1,128	187	941
Development consulting services			$6,403	$6,411	$(8)

Development consulting services revenue remained relatively flat compared to the prior year at $6,403 for the nine months ended September 30, 2009. Third-party development consulting revenue was down $949 to $5,275 for the nine months ended September 30, 2009. The decline in third-party fees relates mostly to the $670 of final fees received in 2008 on the previously closed project at the University of Alabama. In addition, the average size of the active jobs in 2009 were smaller than the active jobs in 2008 which included six development projects representing 4,526 beds and a renovation project in 2009 compared to six active projects representing 5,278 beds and a renovation project in 2008. The inter-segment development revenue relates to fees recognized for projects owned by the Trust at The Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse) for which AODC provided development consulting services; therefore, they are eliminated in the accompanying condensed consolidated financial statements. Inter-segment revenue was only $187 in the prior year as these jobs were started in the summer and fall of 2008.

General and administrative expenses declined $119 to $2,402 during the nine months ended September 30, 2009 primarily due to a decrease in payroll expenses of $231 related to specific cost reduction measures implemented in the fall of 2008. These cost reductions were offset by higher development project pursuit costs.

Management services

Total management services revenue decreased by $175, or 3.0%, to $5,659 for the nine months ended September 30, 2009. Third-party management fee revenue decreased $307, or 11.5%, to $2,370 for the nine months ended September 30, 2009. The cancellation of a contract in 2008 related to a five property portfolio in Michigan, for which the owner chose to take management in-house, contributed to $315 of the decrease, $150 came from the cancellation of a contract in Illinois as a result of a sale of the property in 2008, and $27 resulted from a net decrease in fees from existing contracts. These decreases were partially offset by $185 related to four new contracts entered into at various times in 2008. Growth in our owned portfolio offset the decline in third-party management fee revenue by contributing an increase of $132 in intersegment revenue primarily related to nine full months of managing the Place Portfolio in 2009 compared to eight months in 2008 and the opening of the Reserve at Saluki Pointe (Carbondale) in August of 2008 and University Village Colvin (Syracuse) in August of 2009.
General and administrative costs for our third-party management services segment remained relatively flat at $5,488 for the nine months ended September 30, 2009 compared to $5,476 for the same period in 2008.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the nine months ended September 30, 2009, unallocated corporate expenses decreased $402 or 7.9% when compared to the prior year. This decrease is primarily attributable to a decrease in interest expense related to the repayment of the Amended Revolver in July of 2009.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009					Three Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total

Revenues:
Student housing leasing revenue	$25,105	$—	$—	$—	$25,105	$24,587	$—	$—	$—	$24,587
Student housing food service revenue	577	—	—	—	577	608	—	—	—	608
Other leasing revenue	—	—	—	—	—	—	—	—	—
Third-party development consulting services	—	2,559	—	—	2,559	—	3,216	—	—	3,216

	Three Months Ended September 30, 2009					Three Months Ended September 30, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Adjustments	Total	Leasing	Services	Services	Adjustments	Total
Third-party management services	—	—	738	—	738	—	—	870	—	870
Intersegment revenues	—	80	1,103	(1,183)	—	—	187	1,076	(1,263)	—
Operating expense reimbursements	—	—	—	3,523	3,523	—	—	—	3,052	3,052
Total revenues	25,682	2,639	1,841	2,340	32,502	25,195	3,403	1,946	1,789	32,333
Operating expenses:
Student housing leasing operations	17,826	—	—	—	17,826	17,695	—	—	—	17,695
Student housing food service operations	566	—	—	—	566	600	—	—	—	600
General and administrative	—	921	1,809	(15)	2,715	—	866	1,897	(76)	2,687
Intersegment expenses	1,103	—	—	(1,103)	—	1,076	—	—	(1,076)	—
Reimbursable operating expenses	—	—	—	3,523	3,523	—	—	—	3,052	3,052
Total operating expenses	19,495	921	1,809	2,405	24,630	19,371	866	1,897	1,900	24,034
Net operating income	6,187	1,718	32	(65)	7,872	5,824	2,537	49	(111)	8,299
Nonoperating expenses(1)	13,454	(24)	—	—	13,430	13,118	(4)	—	—	13,114
Income (loss) before equity in earnings of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(7,267)	1,742	32	(65)	(5,558)	(7,294)	2,541	49	(111)	(4,815)
Equity in losses of unconsolidated entities	(152)	—	—	—	(152)	(195)	(1)	—	—	(196)
Income (loss) before taxes, redeemable noncontrolling interests and discontinued operations(2)	$(7,419)	$1,742	$32	$(65)	$(5,710)	$(7,489)	$2,540	$49	$(111)	$(5,011)

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses.

(2)
The following is a reconciliation of the reportable segments’ loss before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated loss before income taxes, redeemable noncontrolling interest and discontinued operations for the nine months ended September 30, 2009:

	2009	2008
Loss before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	(5,710)	(5,011)
Other unallocated corporate expenses	(1,358)	(1,789)
Loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(7,068)	$(6,800)

Student housing leasing

Student housing operating statistics for all owned and operated communities and Legacy communities for the three months ended September 30, 2009 and 2008 were as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,	Favorable/
	2009	2008 (8)	(unfavorable)
All communities:
Occupancy
Physical (1)	86.9%	89.3%	(2.4	) %
Economic (2)	74.1%	77.0%	(2.9	) %
NarPAB (3)	$305	$311	$(6)
Other income per avail. bed (4)	$27	$22	$5
RevPAB (5)	$332	$333	$(1)
Operating expense per bed (6)	$236	$240	$4
Operating margin	29.0%	28.0%	1.0%
Design beds (7)	76,690	73,836	1,854

Legacy communities:
Occupancy
Physical (1)	89.0%	91.4%	(2.4	) %
Economic (2)	75.9%	78.4%	(2.5	) %
NarPAB (3)	$315	$325	$(10)
Other income per avail. bed (4)	$31	$26	$5
RevPAB (5)	$346	$351	$(5)
Operating expense per bed (6)	$238	$241	$3
Operating margin	31.2%	31.3%	(0.1	) %
Design beds (7)	55,080	55,098	(18)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

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

Total revenue in the student housing leasing segment was $25,682 for the three months ended September 30, 2009. This represents an increase of $487 or 1.9% from the same period in 2008. Student housing leasing revenue was up $518 or 2.1% compared to the prior year. This improvement included $713 related to the new communities The Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse) that opened in August of 2008 and 2009, respectively. The Place-communities contributed $90 of revenue growth which was primarily driven by an increase in other rental revenue. These improvements were offset by an overall $285 or 1.5% decline in leasing revenue at our legacy- communities, which included relatively flat rental rates, a 3.0% decline in occupancy and a 1.5% increase in other rental income.

Operating expenses in the student housing leasing segment increased $124 or 0.6% to $19,495 for the three months ended September 30, 2009. Student housing leasing operations increased a total of $131 or 0.7% over the prior year, primarily due to $644 of additional expenses related to The Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse).  This expense growth was offset by $513 of cost reductions at our same-communities, including, operating expense reduction of 1.4% at the legacy-communities and 7.8% at the Place-communities.  The legacy-community improvement comes mainly from $291 in lower payroll costs as a result of cost reduction measures implemented in the fall of 2008 and a $185 reduction in credit card fees.  These improvements were offset by $218 in higher maintenance and Turn costs and $305 of higher bad debt expense.  The Place Portfolio improvement comes mainly from $106 in lower payroll costs as a result of cost reduction measures initiated in the fall of 2008, $113 in bad debt expense improvement and a $96 reduction in maintenance and Turn expenses.

Nonoperating expenses increased $336 or 2.6% to $13,454 for the three months ended September 30, 2009. This increase was primarily driven by a $148 increase in depreciation expense due to the opening of The Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse) and a $133 increase in interest expense related to the construction debt associated with these properties. Also, a decrease in interest income of $44 due to lower escrows and an $11 increase in the amortization of deferred financing fees related to the debt refinancing in December of 2008 contributed to the increase in nonoperating expenses quarter over quarter.

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust.  For the three months ended September 30, 2009 equity in losses improved $43. The improvement comes as a result of better operating results from our joint venture properties in Greensboro, North Carolina, and Riverside, California, due to lower interest expense at both communities.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended September 30, 2009 and 2008:

			Recognized Earnings
Project	Beds	Fee Type	2009	2008	Difference
University of Michigan	896	Development fee	$23	$76	$(53)
Slippery Rock University — Phase II	746	Development fee	—	510	(510)
Indiana University of Pennsylvania — Phase II	1,102	Development fee	—	1,366	(1,366)
Fontainebleu Renovation Project	435	Development fee	17	48	(31)
West Chester— Phase I	1,197	Development fee	378	685	(307)
West Chester— Phase II			65	—	65
Indiana University of Pennsylvania — Phase III	1,084	Development fee	1,207	460	747
Colorado State University — Pueblo I	253	Development fee	215	71	144
Colorado State University — Pueblo II	500	Development fee	486	—	486
Indiana University of Pennsylvania — Phase IV	596	Development fee	168	—	168
Third-party development consulting services			2,559	3,216	(657)
Southern Illinois University— Carbondale	528	Construction oversight fee	13	187	(174)
Syracuse University	432	Development fee	67	—	67
Inter-segment development revenue			80	187	(107)
Development consulting services			$2,639	$3,403	$(764)

Development consulting services revenue decreased $764 or 22.5% to $2,639 for the three months ended September 30, 2009.  Third-party development consulting revenue was down $657 to $2,559 for the three months ended September 30, 2009.  The decline is primarily related to the timing of development fee incentives earned by completing projects under budget, but was also impacted by the job mix in the current quarter, which included smaller projects compared to the prior year.  Inter-segment development revenue, which relates to fees recognized for projects owned by the Trust, was down $107 to $80 for the three months ended September 30, 2009.  This decline is reflective of the completion of construction and both communities opening in August 2009.  These inter-segment fees are eliminated in the accompanying condensed consolidated financial statements.

General and administrative costs in the third-party development consulting services segment increased $55 or 6.3% to $921 for the three months ended September 30, 2009. The increase relates to $121 of development pursuit costs in 2009 associated with projects that will not come to fruition offset by a decrease in payroll costs related to specific cost reduction measures implemented in the fall of 2008.

Nonoperating expenses included $24 of interest income primarily related to AODC funding project costs under predevelopment agreements for which AODC is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.

Management services

Management services revenue decreased by $105 or 5.4% to $1,841 for the three months ended September 30, 2009. Third-party management fee revenue was down $132 or 15.2%, while growth in our owned portfolio period over period, as discussed under student housing leasing above, resulted in an increase of $27 by way of intersegment revenue.  Third party fees declined approximately $148 as a result of the cancellation of three contracts since the third quarter of 2008 including a five property portfolio in Michigan, for which the owner chose to take management in-house.  In addition, revenue from existing contracts contributed to $28 of the decline. These decreases were partially offset by $18 related to a new contract signed in 2009 and $26 related to a property that came out of development in 2009.

General and administrative costs for our third-party management services segment decreased $88 to $1,809 for the three months ended September 30, 2009, due to cost cutting measures implemented in the fourth quarter of 2008.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended September 30, 2009, unallocated corporate expenses decreased $431 compared to the prior quarter.  This improvement is primarily related to $128 in interest income earned on the proceeds from the follow-on common stock offering in July of 2009, a $152 reduction in interest expense related to the repayment of the Amended Revolver with proceeds from the follow-on common stock offering and a decline in general and administrative expenses due to cost cutting measures implemented in the fourth quarter of 2008.

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

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flows from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to Education Realty Trust, Inc.	$(7,384)	$(7,259)	$(6,720)	$(3,052)
Loss on sale of student housing assets	—	—	—	512
Student housing property depreciation and amortization	7,056	6,927	21,015	21,424
Real estate depreciation and amortization included in equity in earning of investees	129	123	373	371
Depreciation and amortization of discontinued operations	—	25	25	73
Noncontrolling interest	(200)	(329)	(43)	(158)
Funds from operations	$(399)	$(513)	$14,650	$19,170

Liquidity and Capital Resources

Amended revolver and other indebtedness

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Amended Revolver. Additionally, the Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties.  The Amended Revolver has an extended maturity of March 30, 2010. The interest rate per annum applicable to the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin that is based upon our leverage.

The maximum availability under the Amended Revolver is $100,000; however, availability under the Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 65% of the property asset value (as defined in the amended agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.30, with debt service based on the greater of two different sets of conditions specified in the amended agreement. As of September 30, 2009, our borrowing base was $47,055, we had no amounts outstanding and we had letters of credit outstanding of $2,000; thus, our remaining availability was $45,055. We do, however, have additional unmortgaged properties that can be pledged against the Amended Revolver to increase total borrowing availability.

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

As the Amended Revolver matures on March 30, 2010, the Operating Partnership has been working with and is in the final stages of negotiations with Key Bank National Association, its lead bank agent, to replace the Amended Revolver.  The term sheet for the new credit facility contemplates a senior secured revolving credit facility that would permit borrowings of up to $100 million with the ability to expand the facility up to an additional $50 million, upon satisfaction of certain conditions. The term sheet contemplates a three-year facility, which we can elect to extend for one additional year, assuming no defaults thereunder and payment of an extension fee. As with our Amended Revolver, the new facility is expected to (i) be secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties and a guaranty by us and the subsidiaries that own these five properties and (ii) contain customary affirmative and negative covenants such as those described above. The Company anticipates closing on the new facility during the fourth quarter of 2009.  The closing of the new facility, however, is subject to the negotiation and execution of definitive loan documentation and the fulfillment of customary conditions; accordingly, no assurance can be given that this facility will be procured on the terms, including the amount available to be borrowed, described above or at all.

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

At September 30, 2009, the Trust had $10,759 and $9,323 outstanding on construction loans of $11,000 and $12,285, respectively, related to the development of phase I and phase II of a wholly-owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

At September 30, 2009, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

On December 31, 2008, the Trust entered into a $222,000 Master Secured Credit Facility with Fannie Mae (the “Master Facility”) and used initial proceeds of approximately $197,735 to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009.  The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, to pay $2,052 in deferred financing costs, to pay down the Amended Revolver and to pay for other corporate working capital needs.  The Trust recognized a loss of $4,360 on the extinguishment of debt related to the defeasance in 2008 and received a refund of $830 related to defeasance costs during the nine months ended September 30, 2009.  The initial borrowings under the Master Facility consisted of fixed rate loans of approximately $15,492, $72,106 and $60,263 with maturities of five, seven and ten-year terms, respectively. The annual fixed interest rates are 5.99%, 6.02% and 6.02%, respectively. The Master Facility also provided five-year variable interest rate loans based on 30-day LIBOR totaling approximately $49,874. The variable rate loans are currently priced at a weighted average interest rate of 3.64% per annum.

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

At September 30, 2009, the Trust had nine properties unencumbered by mortgage debt. Five of those nine properties have, however, been pledged as collateral against any borrowing under our Amended Revolver.

Liquidity outlook and capital requirements

On July 28, 2009, the Company completed a follow-on common stock offering, selling 28,175,000 shares, including the over-allotment, at a price per share to the public of $4.35.  The stock issuance raised $116,133 in net proceeds.  During the third quarter, $30,600 of the proceeds was used to repay all balances outstanding under the Amended Revolver.

During the nine months ended September 30, 2009, we generated net cash proceeds of $116,133 from our follow-on common stock offering, provided $29,445 of cash from operations and borrowed $17,815 on the construction loans related to the company owned developments in Carbondale, Illinois and Syracuse, New York.  This allowed us to invest $22,676 in new developments, distribute $12,420 to our stockholders and unitholders, repay the outstanding balance of $32,900 on our Amended Revolver, fund other investment needs and increase our cash balances by $74,937 to $83,940 at September 30, 2009.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.20 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by debt refinancing, the net proceeds from our follow-on common stock offering discussed above and potential asset sales.

Distributions for the nine months ended September 30, 2009 totaled $12,420 or $0.34 per weighted average share/unit, compared to cash provided by operations of $29,445, or $0.81 per weighted average share/unit.  The Trust’s Board of Directors lowered the annual dividend target from $0.82 in 2008 to $0.41 per share/unit beginning in 2009.  Subsequently, and in conjunction with the Trust’s follow-on common stock offering, the Board of Directors lowered the annual dividend rate to $0.20 per share/unit effective with the November 16, 2009 dividend.

We had $98,660 of mortgage debt, related to certain Place-communities, that was due to mature in December of 2009.  To lower our interest costs, we utilized $76,000 of existing cash and borrowed $22,660 on our Amended Revolver to repay all of this debt on November 6, 2009.  We are still in the process of expanding the committed principal amount available under our Master Credit Facility with Fannie Mae to effectively refinance eight of the nine properties that were encumbered by this debt.  We are in final negotiations with Red Mortgage Capital, Inc., a Fannie Mae Delegated Underwriting and Servicing lender, that would increase the maximum amount available under our Master Credit Facility Agreement with Fannie Mae to approximately $251,000 to $259,000.  We expect to add up to eight of the thirteen Place-communities as collateral for the expansion of the Master Facility.  This facility expansion is subject to negotiating an amendment to our existing agreement with Fannie Mae, and no assurance can be given that we will be successful in completing such expansion on the terms above or at all.

Based on our closing share price of $5.93 on September 30, 2009, our total enterprise value was $799,576.  With total debt outstanding on September 30, 2009 of $456,710, our current debt to enterprise value was 57.1%.  With gross assets outstanding on September 30, 2009 of $999,900, which excludes accumulated depreciation of $134,206, our current debt to gross assets ratio was 45.7%.

We intend to invest in additional properties only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or our Amended Revolver. We intend to finance property acquisitions and self development projects over the longer term with the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

An additional source of capital, subject to appropriate market conditions, is the possible disposition of non-strategic properties. We continually assess all of our properties, the markets they are in and the universities they serve to determine if any dispositions are necessary or appropriate. We are currently testing the market for three of our properties: The Lofts, located in Orlando, Florida; NorthePointe, located in Tucson, Arizona; and The Reserve at Clemson, located in Central, South Carolina. These student housing communities contain a total of 2,233 beds in 731 apartment units and may be sold individually or as a portfolio if appropriate market conditions exist. These properties would be subject to the assumption of existing mortgage financing secured by these properties. Interest rates on the mortgages range from 5.55% to 5.59% per annum, and all mortgages have either full or partial interest-only periods remaining on their respective terms. We can give no assurance, however, that any of these properties will actually be sold or as to the terms on which they may be sold. The net proceeds from the sale of any asset would provide additional capital which would most likely be used to pay down debt or possibly finance acquisition/development growth or other operational needs.

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

In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened 2 wholly owned, self-developed properties in August of 2008 and 2009 which serve Southern Illinois University and Syracuse University, respectively. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations, expansion and other non-recurring capital expenditures that are needed periodically for our properties. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Amended Revolver (or the replacement facility discussed above), net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional properties.  Our Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of September 30, 2009, we are in compliance with all covenants related to our Amended Revolver.

Commitments

The following table summarizes our contractual obligations as of September 30, 2009:

	Payments due by Period (5)
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$99,469	$35,691	$100,243	$221,307	$456,710
Contractual Interest Obligations(2)	6,020	37,524	28,437	25,312	97,293
Operating Lease and Future Purchase Obligations (3)	1,083	7,418	4,021	694	13,216
Capital Reserve Obligations(4)	1,584	2,736	2,560	2,582	9,462
Total	$108,156	$83,369	$135,261	$249,895	$576,681

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties, construction loans and amounts due under the Amended Revolver. The first mortgage debt does not include $898 of unamortized debt premium. On November 6, 2009 we paid off $98,660 of mortgage debt with available cash and borrowings of $22,660 under our Amended Revolver. In addition, we borrowed $1,910 under our Amended Revolver to advance an additional $1,200 to our joint venture partner in Greensboro, North Carolina and we used the remaining $710 for general cash purposes. This leaves total commitments and contractual obligations of $9,496 due prior to December 31, 2009 and total debt outstanding of $382,620.

(2)	Includes contractual fixed-rate interest payments.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

(5)	The contractual obligations are based on the Trust’s fiscal year-end. For example, the amounts presented in the less than 1 year column represent amounts maturing prior to December 31, 2009.

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

In January 2009, in an effort to increase financial stability, the Trust’s Board of Directors lowered the annual dividend target from $0.82 to $0.41 per share/unit.  In conjunction with our follow-on common stock offering in July of 2009, the board again lowered the annual dividend target from $0.41 to $0.20 per share/unit effective with the November 16, 2009 dividend.

On October 8, 2009, our board of directors declared a distribution of $0.05 per share of common stock for the quarter ended on September 30, 2009. The distribution is payable on November 16, 2009 to stockholders of record at the close of business on October 30, 2009.

Off-Balance Sheet Arrangements

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the venture with College Park Apartments ($23,015 outstanding at September 30, 2009). Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in December of 2010. On October 30, 2008, the LLC borrowed an additional $1,200 which matures on September 10, 2009 and has also been guaranteed by the Operating Partnership.

Additionally, as discussed in Note 3 to the condensed consolidated financial statements, we hold investments in unconsolidated entities. These unconsolidated entities have third-party mortgage and construction indebtedness totaling $86,249 at September 30, 2009 which is not guaranteed by the Operating Partnership.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2009, we had fixed rate debt of $378,351. Holding other variables constant a 100 basis point increase in interest rates would cause a $12,084 decline in the fair value of our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $12,887 increase in the fair value of our fixed rate debt. At September 30, 2009, 82.9% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 6.11% and an average term to maturity of 4.06 years.

At September 30, 2009, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

We borrowed $8,826, out of an available $14,300, related to the development of a wholly owned student apartment community at Syracuse University. The construction loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2009, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk factors

The discussion of the Trust’s business and operations should be read together with the risk factors contained below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of September 30, 2009, there have been no material changes to the risk factors set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2009, in connection with our Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan for our common stockholders, we directed the plan administrator to purchase 971 shares of our common stock for $5.56 per share in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the third quarter of 2009.  We also directed the plan administrator to purchase 1,498 shares of our common stock for $5.53 per share in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended September 30, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	473	$4.86	―	―
August 1-31, 2009	1,461	5.51	―	―
September 1-30, 2009	535	6.23	―	―
Total	2,469	$5.54	―	―

(1)	All shares purchased in the open market pursuant to the terms of our Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

Item 3. Defaults upon Senior Securities.

 None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 5, 2009, we drew $24,570 in principal amount under our Amended Revolver which was established pursuant to a Credit Agreement dated as of January 31, 2005, among the Operating Partnership, certain of its subsidiaries and the agents and lenders party thereto, as amended by the Amended and Restated Credit Agreement dated as of March 30, 2006. The interest rate per annum applicable to the loans under the Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. For the $24,570 we borrowed on November 5, 2009, we selected a loan with an all-in rate of 3.75% per annum, including our borrowing spread. The maturity date of the Amended Revolver is March 30, 2010, at which time all borrowings under the Amended Revolver must be repaid.  Subsequent to the draw, the borrowing base availability of the Amended Revolver is approximately $20,485, including $24,570 in borrowings outstanding and approximately $2,000 in letters of credit outstanding. We used the proceeds of the draw to repay (i) a portion of the $98,660 of mortgage debt, related to certain Place-communities, that was due to mature in December 2009 and (ii) $1,200 of construction debt, related to our joint venture property in Greensboro, North Carolina, that was guaranteed by the Operating Partnership and held by University Village-Greensboro LLC (“LLC”) which was due to mature on November 10, 2009. Additionally, a nominal amount of excess cash will be used for general corporate purposes.  The $1,200 of construction debt repaid by the Operating Partnership on behalf of the LLC will be added to the note receivable due from the LLC (for more detail regarding the note receivable, see Note 6 in the condensed consolidated financial statements).

The Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties. Additionally, the Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. If any event of default under the Amended Revolver occurs, the administrative agent, at the request of the lenders, may terminate all commitments, declare immediately due all borrowings under the Amended Revolver and foreclose upon the collateral.

The Credit Agreement is described under Item 1.01 in the Trust’s Current Report on Form 8-K filed on February 2, 2005, which description is incorporated by reference herein. Such description is qualified by reference to the full text of the Credit Agreement, which was filed as Exhibit 10.1 to such previously filed Form 8-K. The Amended and Restated Credit Agreement is described under Item 1.01 in the Trust’s Current Report on Form 8-K filed on April 6, 2006, which description is incorporated by reference herein. Such description is qualified by reference to the full text of the Amended and Restated Credit Agreement, which was filed as Exhibit 10.2 to such previously filed Form 8-K.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: November 6, 2009	By /s/ Paul O. Bower
Paul O. Bower
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 6, 2009	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: November 6, 2009	By /s/ J. Drew Koester
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

10.1
Underwriting Agreement, dated July 22, 2009, by and between Education Realty Trust, Inc., Education Realty Operating Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets Inc. and UBS Securities LLC, as representatives of the several underwriters named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K, filed on July 23, 2009).

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