Form 10-K
period 2009-12-31
Education Realty Trust, Inc.
filed 2010-03-16
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $121 million, based on the closing sales price of $4.29 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 15, 2010, the registrant had 56,761,966 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission into Part III of this Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K and the documents that are or will be incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

 • risks and uncertainties related to the current recession, the national and local economies, and the real estate industry in general and in our specific markets (including university enrollment conditions and admission policies, and our relationship with these universities);

 • volatility in the capital markets;

 • rising interest and insurance rates;

 • competition from university-owned or other private student housing and our inability to obtain new tenants on favorable terms, or at all, upon the expiration of existing leases;

 • availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

 • legislative or regulatory changes, including changes to laws governing student housing, construction and real estate investment trusts;

 • our possible failure to qualify as a REIT and the risk of changes in laws affecting REITs;

 • our dependence upon key personnel whose continued service is not guaranteed;

 • our ability to identify, hire and retain highly qualified executives in the future and to successfully execute our leadership succession plan;

 • availability of appropriate acquisition and development targets;

 • failure to integrate acquisitions successfully;

 • the financial condition and liquidity of, or disputes with, our joint venture and development partners;

 • impact of ad valorem, property and income taxes;

 • changes in generally accepted accounting principles;

 • construction delays, increasing construction costs or construction costs that exceed estimates;

 • potential liability for uninsured losses and environmental liabilities;

 • lease-up risks; and

 • the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A. – Risk Factors” below. New factors may also emerge from time to time that could materially and adversely affect us.

EDUCATION REALTY TRUST, INC.           FISCAL 2009           FORM 10-K

PART I

Item 1. Business.

(Dollars in thousands, except selected property information and share data)

Our Company

Education Realty Trust, Inc., which we refer to as EDR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, organized in July 2004 to develop, acquire, own and manage high quality student housing communities located near university campuses. We were formed to continue and expand upon the student housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of student housing. As of December 31, 2009, we owned 40 student housing communities located in 19 states containing 25,454 beds in 7,813 apartment units located near 35 universities. As of December 31, 2009, we provided third-party management services for 20 student housing communities located in 9 states containing 10,186 beds in 3,272 apartment units at 16 universities. We selectively develop student housing communities for our own account and also provide third-party development consulting services on student housing development projects for universities and other third parties.

All of our assets are held by, and we have conducted substantially all of our activities through Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly owned subsidiaries, Allen & O’Hara Education Services, Inc., which we refer to as our Management Company or AOES, and Allen & O’Hara Development Company, LLC, which we refer to as our Development Company or AODC. The majority of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be.

We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 98.0% of the outstanding partnership units of our Operating Partnership, and 1.5% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team. Some of our officers and employees also own an indirect interest in our Operating Partnership, which we refer to as “profits interest units,” which is held through ownership of units in Education Realty Limited Partner, LLC, a Delaware limited liability company controlled by us and that holds 0.5% of the aggregate interests in our Operating Partnership.

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

REIT Status and Taxable REIT Subsidiary

We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. With the exception of income from our “taxable REIT subsidiary” or TRS, income earned under the REIT is generally not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our student-tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company being treated as our TRS. Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

Business and Growth Strategy

Our primary business objective is to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve this objective by (i) acquiring student housing communities nationwide that meet our focused investment criteria, (ii) maximizing net operating income from the operation of our owned properties through proactive and goal-oriented property management strategies, (iii) building our third-party business of management services and development consulting services and (iv) selectively developing properties for our own account. For a discussion of revenues, profit and loss and total assets by segment see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Segments” to our accompanying consolidated financial statements.

Acquisition and Development Strategy

We seek to acquire or develop high quality well-located garden-style communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing student populations and limited barriers to entry. We also seek to acquire or develop investments in student housing communities that possess sound market fundamentals but are under-performing and would benefit from re-positioning, renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:

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

In some cases we utilize joint venture agreements, in which case we hold a minority ownership interest in properties and earn a fee for the management of the properties. This strategy enables us to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. We expect to continue pursuing joint venture arrangements in the future.

In August 2009, we completed the development of the second phase of a student housing community in Carbondale, Illinois of which the first phase was opened during August of 2008.

In 2009, the Trust also announced the branding of its private equity program for universities as The On-Campus Equity Plan (“The One Plan”) which is a partnership that allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The One Plan offers one partner and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. In August 2009, we completed the development of a wholly owned student housing community located on the campus of Syracuse University in Syracuse, New York. The Trust owns and manages the community under a long-term ground lease from Syracuse University. This is the first community EDR developed under The One Plan.

We believe the Trust will continue to enter into more partnerships under The One Plan due to our years of success in the university housing business.  The One Plan allows us to provide the perfect opportunity to universities to develop new housing and boost enrollment with a plan tailored to specific needs while preserving the university’s credit capacity.

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

Proactive marketing practices. We have developed and implemented proactive marketing practices to enhance the visibility of our student housing communities and to optimize our occupancy rates. We study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if need be, throughout the leasing period. We intend to continue to market our properties to students, parents and universities by emphasizing student-oriented living areas, state-of-the-art technology infrastructure, a wide variety of amenities and services and close proximity to university campuses.

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

Third-Party Services

In addition to managing our owned student housing communities and developing communities for our ownership, we also provide management and development consulting services for third-parties. Universities and other third-party owners look to the private sector for assistance in developing and managing their student housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high quality student housing communities. We perform third-party services for student housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the California State University System and the Pennsylvania State System of Higher Education.

In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Management Company and our Development Company. Unlike the income earned from our properties under the REIT, the income earned by our Management Company and our Development Company is subject to regular federal income tax and state and local income taxes where applicable.

Third-party management services

We provide third-party management services for student housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management agreements. These agreements typically have an initial term of two to five years with renewal options of like terms. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure. For the year ended December 31, 2009, our fees from third-party management services represented 2.6% of our revenue, excluding operating expense reimbursements.

The following table presents certain summary information regarding the student housing communities that we managed for other owners as of December 31, 2009:

Property	University	# of Beds	# of Units
On-campus properties
University Park — Calhoun Street Apartments	University of Cincinnati	749	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	578	145
University Park — Phase II	Salisbury University (Maryland)	312	108
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	358	101
University Village	California State University — San Marcos	627	126
Arlington Park Apartments	University of Northern Colorado	394	179
Total on-campus		4,604	1,595
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,333	363
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	689	210
The College Inn	North Carolina State University	440	121
Upper Eastside Lofts	Sacramento State University	309	134
100 Midtown	Georgia Tech and Georgia State	330	118
The Courtyards	University of Michigan	896	320
Vulcan Village I	California University of Pennsylvania	432	108
Vulcan Village II	California University of Pennsylvania	338	91
University Village (1)	University of North Carolina – Greensboro	600	203
University Village Towers (1)	University of California – Riverside	548	149
The Reserve on Stinson (1)	University of Oklahoma	612	204
Fontainebleu (1)	University of California – Santa Barbara	435	99
Total off-campus		7,777	2,332
Totals (for both on- and off-campus)		12,381	3,927
(1)	EDR holds a noncontrolling interest in the community pursuant to its joint venture arrangements.

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

By providing these services, we are able to observe emerging trends in student housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 19 clients we have provided development-consulting services to since 2000, we currently offer third-party management services contracts for 11 with 8 property owners electing to manage the communities in house under their existing infrastructure. In 2009, our fees from third-party development consulting services represented 6.6% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.4 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Indiana University of Pennsylvania and Colorado State University Pueblo.  The aggregate project cost of these two projects is approximately $77,000. Additionally, we are providing pre-construction development consulting services on new projects and additional projects pursuant to signed pre-closing development contracts at East Stroudsburg University of Pennsylvania and State University of New York College of Environmental Services and Forestry. In aggregate, these total approximately$100,000 in project costs. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In the case of tax exempt bond financed projects, definitive contracts are not executed until bond closing.

Our Operations

We staff each of our owned and managed student housing communities with a full-service property management team. We typically staff each property with one Community Manager, a marketing/leasing manager, a resident services director, a maintenance supervisor, one on-site resident Community Assistant for each 50-85 students and general office staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for students, enhancing the students’ college experiences as well as the desirability of our communities.

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

Marketing

We begin our annual marketing campaign by thoroughly segmenting the student population attending each of the primary universities where our student housing communities are located, and compiling market surveys of comparable student apartment properties. With this information, we formulate a marketing/sales strategy that consists of a renewal campaign for current residents and a broader campaign directed at the eligible student population. We assess university regulations regarding housing requirements to avoid targeting markets in which significant numbers of students are not eligible to live off-campus until they achieve certain credit hour levels.

We typically begin our renewal campaign between November and January of each year. Signage, social networking, direct mailings to the students and their parents, appreciation parties and staff selling incentives are key elements of the renewal campaign. The Community Assistant team plays a key role in communicating the renewal message throughout its assigned property area. We use a database of current resident demographic data to direct sales information to primary feeder high schools, particularly where new freshmen are eligible to live off-campus. Other database criteria include gender, high school location, prior apartment community, academic class standing, field of study and activity preferences.

We appeal to the greater university population through theme-based newspaper advertising campaigns, open house activities, housing fairs conducted by the university, web based advertising and social networking media. Our professional leasing & marketing staff targets certain university-sponsored on-campus events to distribute handouts displaying our logo and offering incentives to visit our sales center. Wherever possible, our student housing communities appear on university websites in listings of off-campus housing options, together with banner advertising where available.

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

Our management team has developed long-standing relationships with developers, owners and brokers of student housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. As it is our intention to develop a diverse portfolio of student housing communities, we also develop strategic relationships with equity investors in order to pursue acquisitions through joint venture arrangements. Acquisitions, through joint venture arrangements, allow us to obtain a noncontrolling interest in student housing communities in geographic markets where we are not currently present with less capital than if we acquired the properties on our own.

Competition

Competition from universities

We typically compete for student tenants with the owners of on-campus student housing, which is generally owned by educational institutions or charitable foundations. Educational institutions can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private sector operators pay full real estate tax rates and have higher borrowing costs. The competitive advantages of on-campus student housing also include its physical proximity to the university campus and captive student body. Many universities have policies requiring students to live in their on-campus facilities during their freshman year.

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

Environmental Matters

As a current or prior owner, manager and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. – Risk Factors” below.

Employees

At December 31, 2009, we had approximately 1,249 employees, including:

•	1,158 on-site employees, including 536 Community Assistants;

•	24 people in our property management services department;

•	7 people in our development consulting services department; and

•	60 executive, corporate administration and financial personnel.

Our management team’s in-depth knowledge of the student housing industry results from hands-on experiences. Several of our executive officers began their careers as student-tenant employees or Community Managers responsible for managing individual student housing communities.

On December 31, 2009, Paul Bower, Chairman of the Board of Directors, Chief Executive Officer and President of the Trust, retired from active employment with the Trust upon the appointment of his successor, Randy Churchey.  Mr. Bower will remain on the Board of Directors and continue to serve as the Chairman. Prior to accepting the Chief Executive Officer position with the Trust, Mr. Churchey served as the Interim Chief Executive Officer of Great Wolf Resorts, Inc. where he has served as a member of the board since 2004. In February 2010, Craig Cardwell, President of Allen & O’Hara Education Services, Inc., resigned from the Trust in order to pursue entrepreneurial opportunities outside of the Trust.  Upon his departure, Christine Richards was named Senior Vice President of Operations and is responsible for overseeing the daily operations of the Trust’s owned and joint venture student housing communities. Ms. Richards most recently served as Vice President of Operations for the Trust.

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2009 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certifications required by section 302 of the Sarbanes-Oxley Act of 2002, which are contained herein as exhibits to this Form 10-K for the fiscal year ended December 31, 2009.

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

Available Information

EDR files annual, periodic, current and other reports and information with the Securities and Exchange Commission, or the SEC. All filings made by EDR with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as EDR does. The website address is http://www.sec.gov.

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

The United States is currently experiencing a prolonged recession that has resulted in higher unemployment, weakening of consumer financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting disposable tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our growth and profitability.

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

Our performance and ability to make distributions to our stockholders depends on our ability to generate cash revenues in excess of expenses, scheduled debt service obligations and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties.

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

Our results of operations are subject to the following risks inherent in the student housing industry: leasing cycles, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of 11.5 month leases.

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

In addition, students leasing under 11.5 month leases may be more likely to default on their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful.

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

Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates while we and other private-sector operators pay full real estate tax rates and have higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive student housing than we can which can adversely affect our occupancy and rental rates.

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

We typically are awarded development consulting services business on the basis of a competitive award process, but definitive contracts are typically not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that the development consulting services contract will be executed. These costs could range up to $2,000 or more per project and typically include architects’ fees to design the property and contractors’ fees to price the construction. We typically seek to enter into a reimbursement agreement with the institution that requires the institution to provide a guarantee of our advances. However, we may not be successful in negotiating such an agreement. In addition, if an institution’s governing body does not ultimately approve our selection and the underlying terms of a pending development, we may not be able to recover these costs from the institution. In addition, when we are awarded development consulting business, we generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period and the balance upon substantial completion of construction. As a result, the recognition and timing of revenues will, among other things differ from the timing of payments and be contingent upon the project owner’s successful structuring and closing of the project financing as well as the timing of construction.

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

Under the terms of the purchase agreement with Place Properties, we remain a party to a tax indemnification agreement whereby a payment could be required to be made to the former owner if any properties are sold within five years of the purchase date. The contingency expires in January of 2011. We also issued University Towers Partnership units for our interest in University Towers. So long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, we have agreed to maintain certain minimum amounts of debt on the properties so as to avoid triggering gain to the contributing owners. If we fail to do this, we will owe to the contributing owners the amount of taxes that they incur. In each case, the amount of tax is computed assuming the highest federal and state rates. As a result, these agreements may preclude us from selling the restricted properties at the optimal time.

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

When we enter into an agreement to acquire a property, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. To the extent these third parties or we underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities, or the property may fail to perform in accordance with our projections. If, during the due diligence phase, we do not accurately assess the value of and liabilities associated with a particular property, we may pay a purchase price that exceeds the current fair value of the assets. As a result, material goodwill and other intangible assets would be recorded, which could result in significant charges to earnings in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could materially and adversely impact our financial and operating results, as well as our ability to pay dividends.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present ADA requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award for damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation. If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected. In connection with the acquisition of certain of our properties, the previous owner disclosed to us in 2004 that, in June 2001, the United States Department of Justice, or DOJ, had notified the previous owner of an on-going investigation regarding possible violations of the ADA and the FHAA. The previous owner disclosed to us in 2004 that DOJ had reviewed the property plans for certain of its properties, that DOJ had not issued a report regarding its review, that in October 2002, DOJ had indicated to the previous owner that the investigation was being delayed for an undetermined period of time, and that DOJ had not contacted the previous owner between 2002 and August 2004. In February 2010 DOJ served a subpoena on us seeking access to one of the purchased properties in connection with a complaint filed by DOJ in March 2009 against the previous owner. The investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings between us and DOJ or the previous owner. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. We are unable to predict the outcome of the DOJ’s investigation.

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

Risks Associated with Our Indebtedness and Financing

We depend heavily on the availability of debt and equity capital to fund our business.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, or the Code, to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, including any net capital gains, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on the public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:

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

The United States credit markets have recently experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although we believe that our Master Secured Credit Facility and Second Amended Revolver (each defined below) are sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace these facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

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

In addition, we mortgage most of our properties to secure payment of indebtedness. In 2010, $20,082 or 5.0%, of our debt reaches maturity. If we are unable to service the debt, including in the event we are not successful in refinancing our debt upon maturity, then the properties could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of a mortgaged property could cause cross defaults under the Master Secured Credit Facility or the Second Amended Revolver. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Master Secured Credit Facility and Second Amended Revolver contain customary affirmative and negative covenants and provide for potential availability of $300,000 and $150,000, respectively. The amount available to us and our ability to borrow from time to time under these facilities is subject to certain conditions which include borrowing base calculations that limit availability based upon the underlying value of the collateral and the satisfaction of specified financial and other covenants, which include, without limitation, limiting distributions to our stockholders.  If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•	a default under the Master Credit Facility or the Second Amended Revolver may preclude further availability; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

Our Master Secured Credit Facility could be materially impacted by the financial condition of the Federal National Mortgage Association.

A significant portion of student housing financing and, as of December 31, 2009, $243,923 of borrowings under our Master Secured Credit Facility are provided or credit-enhanced by Federal National Mortgage Association, or Fannie Mae, which is under the conservatorship of the U.S. Government. If our Master Secured Credit Facility were to fail, or Red Mortgage Capital, Inc. and Fannie Mae’s ability to lend money to finance student housing communities became impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  The occurrence of any of the foregoing events could have a material adverse affect on our business, financial condition and results of operations.

A change in U.S. government policy with regard to Fannie Mae could materially impact our financial condition.

The U. S. Treasury recently removed the $200 billion cap on the amount of financial aid available for Fannie Mae and extended its conservatorship of Fannie Mae through 2012. The Treasury also recently capped Fannie Mae’s retained mortgage portfolio limitation at $900 billion and required that this portfolio be reduced on a phased basis beginning in 2010. Through expansion of its off-balance sheet lending products, we believe that Fannie Mae’s balance sheet limitations will not restrict its support of lending to the student housing industry and to us in particular. Should loan availability be reduced, it could impact the value of student housing assets and impair the value of our properties, and we would seek alternative sources of funding. We anticipate that additional capital may be available only at a higher cost and have less attractive terms, if available at all.

A change in the value of our assets could cause us to experience a cash shortfall, be in default of our loan covenants, lose management control or incur a charge for the impairment of assets.

We borrow on a secured basis under the Master Secured Credit Facility and the Second Amended Revolver. A significant reduction in value of the assets secured as collateral could require us to post additional collateral or pay down the balance of the facilities. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to these facilities, this inability would have a material adverse affect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current estimated value based on its intended use.

Our student housing communities have previously been — and in the future may be — subject to impairment charges, which could adversely affect our results of operations and funds from operations.

We are required to periodically evaluate our properties for impairment indicators. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property, based on its intended use, is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of interest and capitalization rates, demand and occupancy, competition and other factors. Ongoing adverse market and economic conditions and market volatility make it difficult to value our student housing communities. These factors may result in uncertainty in valuation estimates and instability in the estimated value of our student housing communities which, in turn, could result in a substantial decrease in the value of the communities and significant impairment charges.

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

Variable rate debt is subject to interest rate risk.

We have mortgage debt with varying interest rates dependent upon LIBOR plus an applicable margin. In addition, our Master Secured Credit Facility and Second Amended Revolver bear interest at a variable rate on all amounts drawn under these facilities. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

We may incur losses on interest rate hedging arrangements.

Periodically, we have entered into agreements to reduce the risks associated with changes in interest rates, and we may continue to do so in the future. Although these agreements may partially protect against rising interest rates, they may also reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Additionally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.

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

The IRS recently issued guidance that permits certain distributions made by a publicly traded REIT consisting of both cash and its shares to be treated as dividend distributions for purposes of satisfying the annual distribution requirements applicable to REITs. We may elect to pay a portion of dividends in shares of our common stock which would cause dilution to our earnings per share given the additional shares outstanding.

Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in our stock. In addition, if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends, that may put downward pressure on the trading price of our stock.

Risks related to our organization and structure

To maintain our REIT status, we may be forced to limit the activities of our Management Company.

To maintain our status as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as our Management Company and our Development Company. Some of our activities, such as our third-party management, development consulting and food services, must be conducted through our Management Company and Development Company for us to maintain our REIT qualification. In addition, certain non-customary services such as cleaning, transportation, security and, in some cases, parking, must be provided by one of our taxable REIT subsidiaries or an independent contractor. If the revenues from such activities create a risk that the value of our Management Company, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Because the 25% threshold is based on value, it is possible that the Internal Revenue Service, or IRS, could successfully contend that the value of our Management Company exceeds the 25% threshold even if our Management Company accounts for less than 25% of our consolidated revenues, income or cash flow, in which case our status as a REIT could be jeopardized.

Our charter contains restrictions on the ownership and transfer of our stock.

Our charter provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (by value, by number of shares or by voting power, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% (by value, by number of shares or by voting power, whichever is more restrictive) of the outstanding shares of our capital stock, including both common and preferred stock. We refer to these restrictions collectively as the “ownership limit.” Generally, if a beneficial owner of our shares exceeds the ownership limit, such owner will be effectively divested of all ownership rights with respect to shares exceeding the limit and may suffer a loss on such investment.

The constructive ownership rules under the Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding common stock or capital stock and thereby subject certain shares to the ramifications of exceeding the ownership limit. Our charter, however, permits exceptions to be made to this limitation if our Board of Directors determines that such exceptions will not jeopardize our tax status as a REIT. This ownership limit could delay, defer or prevent a change of control or other transaction that might otherwise result in a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

The Maryland business statutes also impose potential restrictions on a change of control of EDR.

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

Our success depends upon key personnel whose continued service is not guaranteed.

We depend upon the services of our key personnel, particularly Randy Churchey, President and Chief Executive Officer, Randall H. Brown, our Executive Vice President and Chief Financial Officer, Thomas Trubiana, our Chief Investment Officer and Christine Richards, our Senior Vice President of Property Operations. Mr. Churchey’s considerable experience as a senior executive officer of publicly traded real estate companies, including REITs, prior service to EDR as a member of the Board of Directors and familiarity with our operational and organizational structure are critical to the oversight and implementation of our strategic initiatives and the evaluation of our operational performance. In addition, Mr. Brown possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company.  Mr. Trubiana has been in the student housing business for over 30 years, and has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. Ms. Richards possesses detailed knowledge of our property operations that is critical to the oversight of our communities’ performance and has considerable experience in the student housing industry. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.

Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

Federal income tax risks

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We intend to continue to be organized and to operate in a manner that will allow us to qualify as a REIT under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. If we lose our REIT status, we will face serious tax consequences that could substantially reduce the funds available for distribution to our stockholders for each year that we fail to qualify as a REIT because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore, such amounts would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax, potentially at reduced rates applicable to “qualified dividends,” to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through partnerships and limited liability companies. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and two “gross income tests.” To satisfy the two “gross income tests:” (a) at least 75% of our gross income in any year must be derived from qualified sources, such as “rents from real property,” mortgage interest, distributions from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income must be derived from sources meeting the 75% gross income test above, and other passive investment sources, such as other interest and dividends and gains from sales of securities. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

We may be subject to federal and state income taxes that would harm our financial condition.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a sale of dealer property or inventory or if our Management Company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s length basis, that income will be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of “dealer” property or inventory, in which case the 100% penalty tax will apply. In addition, we may not be able to make sufficient distributions to avoid corporate income tax and/or the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or the University Towers Partnership or at a level of the other entities through which we indirectly own our properties that would aversely affect our operating results.

An investment in our common stock has various tax risks, including the treatment of distributions in excess of earnings and the inability to apply “passive losses” against distributions.

Distributions in excess of current and accumulated earnings and profits, to the extent that they exceed the adjusted basis of an investor’s common stock, will be treated as long-term capital gain (or short-term capital gain if the shares have been held for less than one year). Any gain or loss realized upon a taxable disposition of shares by a stockholder who is not a dealer in securities will be treated as a long-term capital gain or loss if the shares have been held for more than one year and otherwise will be treated as short-term capital gain or loss. Distributions that we properly designate as capital gain distributions (to the extent that they do not exceed our actual net capital gain for the taxable year) will be treated as taxable to stockholders as gains from the sale or disposition of a capital asset held for greater than one year. Distributions we make and gain arising from the sale or exchange by a stockholder of shares of our stock will not be treated as passive income, meaning stockholders generally will not be able to apply any “passive losses” against such income or gain.

Future distributions may include a significant portion as a return of capital.

Our distributions have historically exceeded, and may continue to exceed, the amount of our net income as a REIT. Any distributions in excess of a stockholder’s shares of our current and accumulated earnings and profits will be treated as a return of capital to the extent of the stockholder’s basis in our stock, and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed both the stockholder’s share of our current and accumulated earnings and profits and the stockholder’s basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
(Dollars in thousands, except selected property information)

General

As of December 31, 2009, our wholly-owned portfolio consisted of 40 communities located in 19 states containing 24,454 beds in 7,813 apartment units located near 35 universities. On January 6, 2006, we completed the acquisition of 13 collegiate student housing communities with a combined total of 5,894 beds from Place Properties, L.P. of Atlanta, Georgia. Under terms of the transaction, Place Properties sold its owned portfolio to the Operating Partnership and then leased back the properties and operated them with the existing management team under a renewable, initial five-year lease agreement with the Trust.  On February 1, 2008, the lease was terminated early, and we began operating these properties.

In August of 2009, we completed the development of the second phase of a student housing community near Southern Illinois University (referred to as “The Reserve at Saluki Point”). The first phase opened in August of 2008.  We also completed the development of a wholly owned student housing community located on the campus of Syracuse University in Syracuse, New York in August of 2009. The Trust owns and manages the community under a long-term ground lease from Syracuse University.

Thirty-nine of our 40 communities are modern apartments, with clusters of low-rise buildings that consist of student housing units with fully furnished private bedrooms and one or more bathrooms centered around a common area consisting of a fully furnished living room, fully-equipped eat-in kitchen, and washers/dryers. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our student housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individual locks, high-speed Internet access and cable television connections.

Our wholly-owned student housing communities typically have the following characteristics:

•	located in close proximity to university campuses (within two miles or less);

•	average age of approximately 10 years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our wholly-owned communities as of December 31, 2009.  All communities are owned in fee with the exception of University Towers and University Village on Colvin which are operated under a ground lease.

						Year Ended December 31, 2009
						Average	Monthly		Revenue per
	Primary University	Year	Acquisition	# of	# of	Occupancy	Total		Available
Name	Served	Built	Date	Beds	Units	Rate(1)	Revenue		Bed(2)

Owned and Operated
NorthPointe	University of Arizona Tucson, Arizona	1999	Jan ’05	912	300	89.3%	$330		$361
The Reserve at Athens	University of Georgia Athens, Georgia	1999	Jan ’05	612	200	98.4	241		394
The Reserve at Clemson	Clemson University Clemson, South Carolina	1999	Jan ’05	590	177	92.7	195		331
Players Club	Florida State University Tallahassee, Florida	1994	Jan ’05	336	84	97.6	150		446
The Gables	Western Kentucky University Bowling Green, Kentucky	1996	Jan ’05	288	72	95.5	87		303
University Towers	North Carolina State University Raleigh, North Carolina	1989	Jan ’05	953	251	74.6	462	(4)	485	(4)
The Pointe at South Florida	University of South Florida Tampa, Florida	1999	Jan ’05	1,002	336	86.7	381		380
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	1999	Jan ’05	708	211	97.1	341		481
The Commons	Florida State University Tallahassee, Florida	1997	Jan ’05	732	252	79.5	223		305
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	1999	Jan ’05	732	234	91.0	239		327
The Reserve at Star Pass	University of Arizona Tucson, Arizona	2001	Jan ’05	1,020	336	81.2	339		332
The Pointe at Western	Western Michigan University Kalamazoo, Michigan	2000	Jan ’05	876	324	84.7	271		309
College Station at W. Lafayette	Purdue University West Lafayette, Indiana	2000	Jan ’05	960	336	94.5	355		370
Commons on Kinnear	The Ohio State University Columbus, Ohio	2000	Jan ’05	502	166	96.5	248		494
The Pointe	Pennsylvania State University State College, Pennsylvania	1999	Jan ’05	984	294	98.8	460		468
The Reserve at Columbia	University of Missouri Columbia, Missouri	2000	Jan ’05	676	260	98.8	264		390
The Reserve on Frankford	Texas Tech University Lubbock, Texas	1997	Jan ’05	737	243	88.7	241		327
The Lofts	University of Central Florida Orlando, Florida	2002	Jan ’05	731	254	96.7	449		615
The Reserve on West 31st	University of Kansas Lawrence, Kansas	1998	Jan ’05	714	192	94.4	241		337

								Year Ended December 31, 2009
								Average	Monthly	Revenue per
	Primary University	Year		Acquisition		# of	# of	Occupancy	Total	Available
Name	Served	Built		Date		Beds	Units	Rate(1)	Revenue	Bed(2)

Campus Creek	University of Mississippi Oxford, Mississippi	2004		Feb ’05		636	192	91.8	212	333
Pointe West	University of South Carolina Cayce, South Carolina	2003		Mar ’05		480	144	92.4	205	427
Campus Lodge	University of Florida Gainesville, Florida	2001		Jun ’05		1,115	360	89.6	499	447
College Grove	Middle Tennessee State University Murfreesboro, Tennessee	1998		Apr ’05		864	240	94.5	298	345
The Reserve on South College	Auburn University Auburn, Alabama	1999		Jul ’05		576	180	86.0	179	311
The Avenue at Southern	Georgia Southern University Statesboro, Georgia	1993		Jun ’06		624	214	81.9	200	320
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	2008	(5)	Aug ’08	(5)	768	288	85.7	619	411
University Village on Colvin	Syracuse University Syracuse, New York	2009		Aug ‘09		432	120	78.1	269	624
Troy Place	Troy State University Troy, Alabama	2000		Jan ’06		408	108	92.7	159	358
The Reserve at Jacksonville	Jacksonville State University Jacksonville, Alabama	2000		Jan ’06		504	132	70.8	154	279
Macon Place	Macon State College Macon, Georgia	1999		Jan ’06		336	84	73.9	110	300
Clayton Place	Clayton College & State University Morrow, Georgia	1999		Jan ’06		854	221	48.9	205	220
River Place	State University of West Georgia Carrollton, Georgia	2000		Jan ’06		504	132	82.4	167	303
The Chase at Murray	Murray State University Murray, Kentucky	2000		Jan ’06		408	108	85.8	121	272
Cape Place	Southeast Missouri State University Cape Girardeau, Missouri	2000		Jan ’06		360	96	97.8	139	354
Clemson Place	Clemson University Clemson, South Carolina	1998		Jan ’06		288	96	95.3	108	344
The Reserve at Martin	University of Tennessee at Martin Martin, Tennessee	2000		Jan ’06		384	96	71.2	116	277
Berkeley Place	Clemson University Clemson, South Carolina	1999		Jan ’06		480	132	92.8	169	323

							Year Ended December 31, 2009
							Average	Monthly	Revenue per
	Primary University	Year		Acquisition	# of	# of	Occupancy	Total	Available
Name	Served	Built		Date	Beds	Units	Rate(1)	Revenue	Bed(2)
Carrollton Place	State University of West Georgia Carrollton, Georgia	1998		Jan ’06	336	84	92.5	124	340
The Pointe at Southern	Georgia Southern University Statesboro, Georgia	1999		Jan ’06	528	132	92.4	190	330
Western Place	Western Kentucky University Bowling Green, Kentucky	2000		Jan ’06	504	132	90.2	151	275

Total wholly-owned communities		1999	(3)		25,454	7,813

(1)	Average of the physical month-end occupancy rates.

(2)
Monthly revenue per available bed for 2009 is equal to total revenue for the year ended December 31, 2009 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2009 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

(3)	Represents average year for all properties in portfolio.

(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(5)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our wholly-owned communities as of December 31, 2009:

	Outstanding as of
	December 31,		Maturity
Property	2009	Interest Rate	Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,213	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	59,629	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,328	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	71,347	6.02%	1/1/2016	30 Year
Campus Lodge	35,276	6.97%	5/1/2012	30 Year
Pointe West	10,448	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	42,353	3.64%	1/1/2014	30 Year
The Reserve on Frankford	6,938	3.54%	1/1/2014	30 Year
Reserve at Saluki Pointe – Phase I	10,759	1.33%	6/28/2010	(1)
Reserve at Saluki Pointe – Phase II	9,323	2.23%	6/28/2010	(1)
University Village Apartments on Colvin	8,826	1.33%	9/29/2011	(2)
Troy Place/Clemson Place/Western Place	17,359	5.45%	1/1/2017	30 Year
Carrollton Place/Murray Place	7,700	4.96%	1/1/2015	30 Year
Berkeley Place/River Place/Cape Place	23,269	5.67%	1/1/2020	30 Year
Total debt /weighted average rate	405,568	5.33%
Unamortized premium	797
Total net of unamortized premium	406,365
Less current portion	(23,957)
Total long-term debt, net of current portion	$382,408

(1)
The construction debt encumbering The Reserve at Saluki Pointe is interest only through June 28, 2010, the initial maturity date.  The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

(2)
The construction debt encumbering the University Village Apartments on Colvin is interest only through September 29, 2011, the initial maturity date.  The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

The weighted average interest rate of the mortgage and construction indebtedness was 5.33% at December 31, 2009. Each of these mortgages is a non-recourse obligation subject to customary exceptions. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.

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

Item 4. Reserved.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been and is trading on the New York Stock Exchange under the symbol “EDR.” There were approximately 922 holders of record of the 56,761,966 shares outstanding on March 11, 2010. On the same day, our common stock closed at $5.73. The following table provides information on the high and low prices for our common stock on the NYSE and the dividends declared for 2008 and 2009:

			Distributions
	High	Low	Declared
Fiscal 2008
Quarter 1	$13.50	$10.29	$0.210
Quarter 2	14.31	11.65	0.210
Quarter 3	13.00	10.33	0.210
Quarter 4	10.83	2.60	0.103
Fiscal 2009
Quarter 1	$6.03	$2.61	$0.103
Quarter 2	5.24	3.32	0.103
Quarter 3	6.44	4.22	0.050
Quarter 4	6.01	4.56	0.050

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders.  We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on EDR regarding the payment of distributions, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility and Other Indebtedness,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions,” and Note 10, “Debt,” to our accompanying consolidated financial statements.

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

Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

In June 2008, the Trust adopted the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan (“DRSPP”) which offers the following:

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

Shares of common stock purchased under the DRSPP will be either issued by EDR or acquired directly from third parties in the open market or in privately negotiated transactions. Subject to certain conditions and at our sole discretion, the discount from market prices, if any, on all shares of common stock purchased directly from us will range from 0% to 5%.  We will determine the source of shares available through the plan based on market conditions, relative transaction costs and our need for additional capital. To the extent the plan acquires shares of common stock directly from EDR, we will receive additional capital for general corporate purposes.

During the three months ended December 31, 2009, in connection with the DRSPP, we directed the plan administrator to purchase 455 shares of our common stock for $2 in the aggregate in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the fourth quarter of 2009.  We also directed the plan administrator to purchase 2,276 shares of our common stock for $12 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended December 31, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	1,059	$5.75	—	—
November 1-30, 2009	836	$5.24	—	—
December 1-31, 2009	836	$5.02	—	—
Total	2,731	$5.34	—	—

(1)   All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. Our Board of Directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

COMPARISON OF 59 MONTH CUMULATIVE TOTAL RETURN *
Among Education Realty Trust, Inc., The S&P 500 Index
And The MSCI US REIT Index

*$100 invested on 1/26/05 in stock or in index, including reinvestment of dividends. Fiscal year ending December 31.

	Period ending
Index	01/26/05	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09
Education Reality Trust, Inc.	100.00	112.57	82.17	110.59	101.28	98.90	81.68	87.59	41.82	35.83	41.73

S&P 500	100.00	102.31	108.21	111.14	125.30	134.02	132.18	116.44	83.28	82.91	105.32

MSCI US REIT	100.00	115.39	121.67	138.07	165.37	154.71	137.57	132.82	85.33	74.73	109.74

We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do and will not make or endorse any predictions as to future share performance.

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

Recent Sales of Unregistered Securities

As an inducement to enter into his executive employment agreement with the Trust, Mr. Churchey was granted an inducement award of 50,000 shares of restricted common stock on January 12, 2010. The restrictions on the shares subject to the inducement award will lapse ratably over 5 years as long as Mr. Churchey remains employed by the Trust. The inducement award was granted outside of the Trust’s 2004 Incentive Plan, approved by the Compensation Committee of the Trust’s Board of Directors and granted as an inducement material to Mr. Churchey’s employment with the Trust in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual.  The issuance of these shares of restricted common stock was made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.

During the fourth quarter of 2010, the Trust issued an aggregate of 10,000 unregistered shares of common stock to a limited partner of the Operating Partnership on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units in our Operating Partnership. The issuance of these shares of common stock was made in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data on a consolidated historical basis for EDR and on a combined historical basis for the legal entities that formerly made up the predecessor of EDR. The results of operations for the year ended December 31, 2005 represent the combined historical operations of the EDR Predecessor for the period January 1, 2005 through January 30, 2005, prior to our IPO, as well as the consolidated historical operations of EDR for the year ended December 31, 2005.

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

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$110,810	$107,149	$85,175	$80,777	$69,558
Student housing food service revenue	2,267	2,378	2,359	3,634	3,491
Other leasing revenue	—	7,145	13,811	14,012	—
Third-party development services	8,178	8,303	5,411	3,773	1,759
Third-party management services	3,221	3,672	3,391	2,796	1,968
Operating expense reimbursements	9,722	10,796	9,330	7,638	6,694
Total revenues	134,198	139,443	119,477	112,630	83,470
Operating expenses:
Student housing leasing operations	55,161	55,120	40,798	39,100	34,390
Student housing food service operations	2,156	2,257	2,236	3,318	3,275
Reimbursable operating expenses	9,722	10,796	9,330	7,638	6,694
General and administrative	15,752	16,348	14,561	12,331	12,549
Depreciation and amortization	29,089	29,318	32,119	33,877	26,676
Impairment losses	1,726	2,021	—	—	—
Total operating expenses	113,606	115,860	99,044	96,264	83,584
Operating income (loss)	20,592	23,583	20,433	16,366	(114)
Nonoperating expenses	24,332	30,208	27,675	29,933	17,267
Loss before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests, and discontinued operations	(3,740)	(6,625)	(7,242)	(13,567)	(17,381)
Equity in earnings (losses) of unconsolidated entities	(1,410)	(196)	(277)	740	880
Loss before income taxes, redeemable noncontrolling interests, and discontinued operations	(5,150)	(6,821)	(7,519)	(12,827)	(16,501)
Income tax expense	1,920	1,123	258	659	497
Loss before redeemable noncontrolling interests and discontinued operations	(7,070)	(7,944)	(7,777)	(13,486)	(16,998)
Income (loss) attributable to redeemable noncontrolling interests	177	(75)	85	(251)	(881)
Loss from continuing operations	(7,247)	(7,869)	(7,862)	(13,235)	(16,117)

Discontinued operations:
Income (loss) from operations of discontinued operations	(21)	(131)	777	886	424
Gain on sale of student housing property	—	—	1,644	—	—
Income (loss) from discontinued operations	(21)	(131)	2,421	886	424
Net loss	(7,268)	(8,000)	(5,441)	(12,349)	(15,693)
Less: Net loss attributable to the noncontrolling interests	(13)	(53)	(25)	(104)	(159)
Net loss attributable to Education Realty Trust, Inc.	$(7,255)	$(7,947)	$(5,416)	$(12,245)	$(15,534)

Earnings per share information:
Income (loss) per share – basic and diluted
Continuing operations	(0.18)	(0.28)	(0.28)	(0.49)	(0.69)
Discontinued operations	—	—	0.08	0.03	0.02
Net loss per share	$(0.18)	$(0.28)	$(0.20)	$(0.46)	$(0.67)
Weighted average common shares outstanding — basic and diluted	40,495,558	28,512,777	28,103,208	26,516,611	23,229,182
Distributions per common share	$0.36	$0.82	$0.82	$1.10	$0.79

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	(7,235)	(7,822)	(7,738)	(13,089)	(15,930)
Income (loss) from discontinued operations, net of tax	(20)	(125)	2,322	844	396
Net loss	$(7,255)	$(7,947)	$(5,416)	$(12,245)	$(15,534)

BALANCE SHEET DATA

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Assets:
Student housing properties, net	$749,884	$733,507	$732,979	$804,759	$620,305
Other assets, net	54,729	44,140	34,481	30,699	83,744
Total assets	$804,613	$777,647	$767,460	$835,458	$704,049
Liabilities and equity:
Mortgage and construction notes payable	$406,365	$442,259	$420,940	$423,933	$328,335
Other indebtedness	—	32,900	11,500	69,400	—
Other liabilities	22,004	20,559	19,080	19,837	17,255
Total liabilities	428,369	495,718	451,520	513,170	345,590
Redeemable noncontrolling interests	11,079	11,751	14,879	15,868	24,151
Equity	365,165	270,178	301,061	306,420	334,308
Total liabilities and equity	$804,613	$777,647	$767,460	$835,458	$704,049

OTHER DATA (UNAUDITED)

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and selected property information)
Funds from operations (FFO) (1):
Net loss attributable to Education Realty Trust, Inc.	$(7,255)	$(7,947)	$(5,416)	$(12,245)	$(15,534)
Gain on sale of student housing property	—	—	(1,644)	—	—
Loss on sale of student housing assets	—	512	—	—	—
Student housing property depreciation and amortization of lease intangibles	28,497	28,720	31,675	33,522	26,676
Equity portion of real estate depreciation and amortization on equity investees	512	496	424	54	—
Depreciation and amortization of discontinued operations	25	99	815	2,206	2,492
Noncontrolling interests	164	(128)	60	(355)	(1,040)
Funds from operations available to all share and unitholders	$21,943	$21,752	$25,914	$23,182	$12,594
Elimination of impairment and refinancing charges:
Development cost write-off, net of tax benefit	—	417	—	—	—
Impairment losses	3,173	2,021	—	—	—
Loss (gain) on extinguishment of debt	(830)	4,360	174	—	1,084
Impact of impairment and refinancing charges	2,343	6,798	174	—	1,084
Funds from operations- adjusted available to all share and unitholders (2)	$24,286	$28,550	$26,088	$23,182	$13,678
Cash flow information:
Net cash provided by operations	$33,235	$26,011	$26,806	$25,187	$18,373
Net cash provided by (used in) investing	(41,638)	(31,656)	33,399	(120,830)	(200,157)
Net cash provided by (used in) financing	30,569	10,614	(62,598)	40,408	243,445
Per share and distribution data:
Net loss per share – basic and diluted	$(0.18)	$(0.28)	$(0.20)	$(0.46)	$(0.67)
Cash distributions declared per share/unit	0.36	0.82	0.82	1.10	0.79
Cash distributions declared	15,330	25,797	22,985	29,114	18,721
Selected property information (3):
Units	7,813	7,537	5,852	5,852	5,638
Beds	25,454	24,788	18,368	18,368	17,744
Occupancy (4)	88.0%	90.6%	93.7%	93.5%	92.2%
Revenue per available bed (5)	$368	$372	$387	$372	$369

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the years ended December 31, 2009, 2008, and 2007, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations.”

(2)	Funds from operations- adjusted excludes the impact of asset impairment and financing charges from FFO as defined above.

(3)
The selected community information represents all wholly-owned communities for 2009 (40), 2008 (39), 2007 (25), 2006 (25) and 2005 (24) (2007, 2006 and 2005 exclude the Place portfolio). This information excludes property information related to Tharpe and College Station (discontinued operations) for all years.

(4)	Average of the month-end occupancy rates for the period.

(5)
Revenue per available bed is equal to the total revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired properties are included prospectively from acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and per share data)

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

Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2009, 2008 and 2007 reflect the classification of College Station’s financial results as discontinued operations.  The year ended December 31, 2007 reflects the Village on Tharpe’s financial results as discontinued operations.

Overview

We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the development, acquisition, ownership and management of high quality student housing communities. We also provide student housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest owners, developers and managers of high quality student housing communities in the United States in terms of both total beds owned and under management.

We earn income from rental payments we receive as a result of our ownership of student housing communities. We also earn income by performing property management services and development consulting services for third parties through our taxable REIT subsidiaries AOES and AODC, respectively. While we manage 100% of the properties we own, we do not recognize any fee income from their management on a consolidated basis.  Furthermore, we do not recognize development fee income on a consolidated basis for properties that are being developed for ownership by the Trust.

We have elected to be taxed as a REIT for federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and development consulting services. We evaluate each segment’s performance based on pre-tax net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the consolidated financial statements. Inter-company fees are reflected at their contractually stipulated amounts.

Student housing leasing

Student housing leasing revenue represented approximately 86.9% of our revenue, excluding operating expense reimbursements, for the year ended December 31, 2009. Our revenue related to food service operations is included in this segment. Additionally, for all of 2007 and the first month of 2008, this segment included other leasing revenue related to the Place lease which was terminated on February 1, 2008.

Unlike multi-family housing where apartments are leased by the unit, student-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

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

The majority of our leases commence mid-August and terminate on the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety at the same time each year, resulting in significant turnover in our tenant population from year to year. In 2009 and 2008, approximately 70.0% and 69.3%, respectively, of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season which typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy.  These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year.

Management services

For the year ended December 31, 2009, revenue from our management services segment represented approximately 5.9% of our revenue, excluding operating expense reimbursements. We provide management services for student housing communities owned by educational institutions, charitable foundations, the REIT and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We typically provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable without markup and therefore not considered by management when analyzing the operating performance of our management services business.

Development consulting services

For the year ended December 31, 2009, revenue from our development consulting services segment represented approximately 7.2% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to universities seeking to modernize their on-campus student housing communities but also to the REIT and other third-party investors. Our development consulting services typically include the following:

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

Fees for these services are typically 3-5% of the total cost of a project and are payable over the life of the construction period, which in most cases is one to two years in length. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts.  These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete. For the years ended December 31, 2009, 2008 and 2007, there was $3,337, $1,944 and $848 of revenue recognized related to cost savings, respectively.

In 2007, we began developing projects for our ownership and plan to increase self-development activity going forward. We opened the first of these self-developed projects in 2008 in Carbondale, Illinois (Reserve at Saluki Point).  In August of 2009, we opened a second phase at Carbondale and also completed the development of a wholly-owned self-developed property in Syracuse, New York.

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

For the year ended December 31, 2009, same-community revenue per available bed decreased to $387 and same-community physical occupancy decreased to 90.2% compared to revenue per available bed of $393 and physical occupancy of 92.6% for the year ended December 31, 2008. These results represent averages for the Trust’s portfolio which are not necessarily indicative of every property in the portfolio. As would be expected, individual properties can and do perform both above and below these averages, and, at times, an individual property may show a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

The average physical and economic occupancies on a legacy-community basis (which are the same-communities, excluding the Place-communities)  for the fourth quarter of 2009 were 92.5% and 93.1%, respectively, compared to 93.5% and 94.7% for the same quarter in 2008.  The Place-communities had average physical and economic occupancies of 84.0% and 80.7%, respectively, compared to 81.3% and 79.0% in the fourth quarter of 2008. The occupancies achieved during the 2009-2010 lease term required greater discounting of rents and a higher level of concessions than in the past.

Student housing operating costs

Cost reduction initiatives put in place in the fourth quarter of 2008 helped drive a 4.1% or $8 per bed reduction in same-community operating expenses for the year ended December 31, 2009. This decrease is partially attributable to a loss of $512 on the sale of the land and parking garage at our University Towers community in 2008; however, excluding this transaction there was still a $1,178 or 3.3% improvement in community operating expenses. For the fourth quarter of 2009, we achieved cost reductions of 4.8% and 3.7% at our legacy-communities and our Place-communities, respectively, which represents over twelve consecutive months of cost reductions.  Although we do not expect to continue to reduce expenses at this same rate in the future, we will continue to maintain our focus to operate the communities as efficiently as possible.

General and administrative costs

For the year ended December 31, 2009, general and administrative expenses decreased to $15,752 or 3.6% from fiscal 2008. This decrease is primarily attributable to $706 of development costs that were written off in 2008 related to a project we are no longer pursuing as company owned. We will continue to cut costs where appropriate and curb discretionary spending in order to improve profitability going forward.

Termination of Place Lease

On February 1, 2008, the Trust terminated the lease with Place Properties, Inc. (“Place”) for 13 properties owned by the Trust but previously operated and managed by Place.  Under the termination agreement, the Trust received a lease termination fee of $6,000. As a result of the lease termination, the Trust began managing the Place-communities and began recognizing the results of operations for the Place-communities in its consolidated financial statements as of the lease termination date. Previously, the Trust recognized base rental income of $13,740 annually for the lease and had the right to receive “Additional Rent” annually if the Place-communities exceeded certain criteria defined in the lease agreement. The net operating income generated by the Place-communities has been less than the rental income received under the lease; thus, negatively impacting our net income from continuing operations. The Trust negotiated the lease termination fee of $6,000 in part to offset the expected shortfall in operating results of the Place-communities.  Over time, we expect to be able to improve the operating results of the Place-communities through revenue growth driven by improved marketing and customer service strategies. However, as with all its communities, management continually assesses each Place-community and its respective market to determine if such growth is achievable or if other alternatives should be pursued. The Place-communities opened the 2009-2010 lease year with an occupancy of 84.3% compared to 81.9% for the prior lease year and an average 1.2% decline in rental rates.

Development Consulting Services

Through December 31, 2008, the Trust has had four consecutive years of growth in its development consulting services revenue as a result of an increase in the number of development projects it has been awarded.  For the year ended December 31, 2009, third-party development consulting services revenue was $8,178, a decrease of $125 over the prior period.  AODC continues to see indications of interest from universities that are considering new housing and continues to receive requests for proposals on new development projects.  However, due to the recent tightening in credit markets, some identified projects have not been able to obtain credit enhancement or viable financing that would allow projects to move beyond the development phase and into project financing and construction.  AODC is currently expecting fewer development projects in 2010 until the credit markets begin returning to more historical norms.

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

Student housing leasing revenue recognition

Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing communities and includes revenues from leasing apartments by the bed, parking space rentals and certain ancillary services. Revenue from our food service operations is also included in this segment. Additionally, this segment included other leasing revenue related to the Place lease, which was terminated February 1, 2008. Additional information is included below regarding revenue recognition for student housing food service and other leasing revenue.

Students are required to execute lease contracts with payment schedules that vary from per semester to monthly. Generally, a parental guarantee must accompany each executed contract. Receivables are recorded when due, while leasing revenue and related lease incentives/concessions and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. Balances are considered past due when payment is not received on the contractual due date. Allowances for doubtful accounts are established by management when it is determined that collection is doubtful.

Student housing food service revenue recognition

We maintain a dining facility at our University Towers community, which offers meal plans to the tenants as well as dining to other third-party customers. The meal plans typically require upfront payment by the tenant covering the school semester and the related revenue is recognized on a straight-line basis over the corresponding semester.

Other leasing revenue recognition

Other leasing revenue relates to our leasing of the Place Portfolio that we acquired from Place on January 1, 2006. Previously, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the Place-communities exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated.  Under the termination agreement, the Trust received a lease termination fee totaling $6,000 in 2008.

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

We also periodically enter into joint venture arrangements whereby we provide development consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected after net operating income in our consolidated statement of operations as equity in earnings of unconsolidated entities. Our revenue and operating expenses could fluctuate from period to period based on the extent to which we utilize joint venture arrangements to provide third-party development consulting services.

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

Acquired student housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition.  Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB, which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired.  The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a property, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

When a student housing property has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing property has met the held for sale criteria. The related carrying value of the property is recorded as held for sale in the consolidated balance sheet and operations of student housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. For the years ended December 31, 2009 and 2008, no impairment losses on student housing properties held for sale were recognized.

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
Long lived assets — impairment

Management is required to assess whether there are any indicators that our real estate assets may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property, based on its intended use, is less than the carrying value of the property. These estimates of cash flows are based on factors such as future intended use of the asset, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.  As a result of management’s assessment in 2009 and 2008, the Trust recognized an impairment loss of $1,726 and $1,633, respectively.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

	Year Ended December 31, 2009					Year Ended December 31, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$110,810	$—	$—	$—	$110,810	$107,149	$—	$—	$—	$107,149
Student housing food service revenue	2,267	—	—	—	2,267	2,378	—	—	—	2,378
Other leasing revenue	—	—	—	—	—	7,145	—	—	—	7,145
Third-party development consulting services	—	8,178	—	—	8,178	—	8,303	—	—	8,303
Third-party management services	—	—	3,221	—	3,221	—	—	3,672	—	3,672
Intersegment revenues	—	1,129	4,419	(5,548)	—	—	661	4,290	(4,951)	—
Operating expense reimbursements	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment revenues	113,077	9,307	7,640	4,174	134,198	116,672	8,964	7,962	5,845	139,443
Segment operating expenses:
Student housing leasing operations	55,161	—	—	—	55,161	55,120	—	—	—	55,120
Student housing food service operations	2,156	—	—	—	2,156	2,257	—	—	—	2,257
General and administrative	—	3,261	7,135	(96)	10,300	3	4,196	7,234	(337)	11,096
Intersegment expenses	4,419	—	—	(4,419)	—	4,290	—	—	(4,290)	—
Reimbursable operating expenses	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment operating expenses	61,736	3,261	7,135	5,207	77,339	61,670	4,196	7,234	6,169	79,269
Net operating income (loss)	51,341	6,046	505	(1,033)	56,859	55,002	4,768	728	(324)	60,174
Nonoperating expenses (1)	54,349	(86)	—	—	54,263	60,114	(76)	—	—	60,038

	Year Ended December 31, 2009					Year Ended December 31, 2008
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(3,008)	6,132	505	(1,033)	2,596	(5,112)	4,844	728	(324)	136
Equity in earnings (losses) of unconsolidated entities	(1,406)	(4)	—	—	(1,410)	(192)	(4)	—	—	(196)
Income (loss) before taxes, redeemable noncontrolling interests and discontinued operations (2)	$(4,414)	$6,128	$505	$(1,033)	$1,186	$(5,304)	$4,840	$728	$(324)	$(60)

(1)
Nonoperating expenses include interest expense, interest income, gain (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses which are classified as operating expenses in accordance with GAAP, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2)
The following is a reconciliation of the reportable segments’ net income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated net loss before income taxes, redeemable noncontrolling interests and discontinued operations for the years ended December 31:

	2009	2008
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$1,186	$(60)
Other unallocated corporate expenses	(6,336)	(6,761)
Loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(5,150)	$(6,821)

Student housing leasing

Wholly-owned community operating statistics for 2009 and 2008 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009 (9)	2008 (9)	Difference
Occupancy
Physical (1)	88.0%	90.6%	(2.6)%
Economic (2)	84.3%	87.3%	(3.0)%
NarPAB (3)	$346	$350	$(4)
Other income per avail. bed (4)	$22	$22	$—
RevPAB (5)	$368	$372	$(4)

Property operating expense per bed (6) (7)	$183	$190	$7
Operating margin (10)	50.2%	49.0%	1.2%
Design Beds (8)	300,762	287,876	12,886

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)
NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

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

(9)	This information excludes property information related to College Station (discontinued operations).

(10)	Represents wholly-owned community operating income divided by wholly-owned community revenue.

Same-community operating statistics for 2009 and 2008 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009 (9)	2008 (9)	Difference
Occupancy
Physical (1)	90.2%	92.6%	(2.4)%
Economic (2)	86.9%	89.5%	(2.6)%
NarPAB (3)	$362	$368	$(6)
Other income per avail. bed (4)	$25	$25	$—
RevPAB (5)	$387	$393	$(6)

Property operating expense per bed (6) (7)	$185	$193	$8
Operating margin (10)	52.2%	50.9%	1.3%
Design Beds (8)	220,338	220,402	(64)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)
NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

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

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to College Station (discontinued operations).

(10)	Represents same-community operating income divided by same-community revenue.

Total revenue in the student housing leasing segment was $113,077 for the year ended December 31, 2009. This represents a decrease of $3,595, or 3.1%, from the same period in 2008. Student housing leasing revenue increased 3.4%, or $3,661, to $110,810, while other leasing revenue declined $7,145 as a result of the February 1, 2008 Place Portfolio lease termination and related termination fee recognized in 2008. The student housing leasing revenue increase of $3,661 included $1,790 related to one additional month of operating results from the Place-communities in 2009 compared to 2008 and a $220 decline in revenue since the lease termination due to lower rates and occupancy. Two new communities, Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse), which opened in August of 2008 and 2009, respectively, contributed $3,247 of revenue growth year over year. Same-community revenue declined $1,156 or 1.3% compared to the prior year, reflecting an approximate 1.1% increase in rates and a 0.1% increase in other income offset by an approximate 2.5% decline in occupancy.

For the year ended December 31, 2009, operating expenses in the student housing leasing segment of $61,736 were relatively flat compared to $61,760 for the prior year. Same-community cost reductions of 4.1% and a 5.5% cost reduction at our Place-communities for the comparable periods since the lease termination contributed a $2,560 reduction in operating expenses.  These reductions were offset by $928 of expense growth related to one additional month of operations of the Place-communities in 2009 compared to 2008 as well as $1,673 of additional operating expenses related to the two new communities, The Reserve at Saluki Point and University Village on Colvin.  The same and Place community cost reductions included $512 related to a loss on the sale of the University Towers land and parking garage in the prior year, an $871 reduction in payroll costs, a $620 reduction in credit card fees, a $394 reduction in real estate taxes and a $140 decline in insurance costs compared to the prior year.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2009 and 2008:

		Recognized Earnings
Project	Beds	2009	2008	Difference
University of Michigan	896	$183	$314	$(131)
University of Alabama – Tuscaloosa	631	—	670	(670)
Slippery Rock University – Phase II	746	—	1,019	(1,019)
Indiana University of Pennsylvania – Phase II	1,102	—	2,341	(2,341)
Fontainebleu Renovation Project	435	68	171	(103)
West Chester – Phase I	1,197	3,287	2,033	1,254
West Chester – Phase II	—	65	—	65
Indiana University of Pennsylvania – Phase III	1,084	1,946	1,339	607
Colorado State University – Pueblo I	253	791	234	557
Colorado State University – Pueblo II	500	1,051	—	1,051
Auraria Higher Education System	685	182	182	—
Indiana University of Pennsylvania – Phase IV	596	605	—	605
Third-party development consulting services		8,178	8,303	(125)
Southern Illinois University – Carbondale	768	100	199	(99)
Syracuse University	432	1,029	462	567
Intersegment development services		1,129	661	468
Development consulting services		$9,307	$8,964	$343

Development consulting services revenue increased $343, or 3.8%, to $9,307 for the year ended December 31, 2009. As shown above third-party development consulting revenue was down $125 to $8,178 for the year due to a decline in the number of active jobs year over year.  This decline was net of an approximate $1,400 increase in fees representing AODC’s share of development cost savings on successfully completed projects.  The inter-segment development revenue relates to development services performed on projects owned by the Trust, that are eliminated in the accompanying consolidated financial statements. Inter-segment revenue increased $468 over the prior year due to the timing of the two developments at Carbondale and Syracuse.

General and administrative expenses declined $935 to $3,261 during the year ended December 31, 2009 primarily due to a $706 write off of development costs in 2008 related to a project we were no longer pursing as company owned and a $348 reduction in payroll expenses in 2009 as a result of cost reduction measures implemented in the fall of 2008. These cost reductions were offset by higher project pursuit costs in 2009.

Management services

Total management services revenue decreased by $322, or 4.0%, to $7,640 for the year ended December 31, 2009. Third-party management fee revenue decreased $451, or 12.3%, to $3,221 for the year ended December 31, 2009. The cancellation of a contract in 2008 related to a five property portfolio in Michigan, for which the owner chose to take management in-house, contributed to $443 of the decrease and an additional $245 of the decrease resulted from two other contracts that were cancelled in 2008.  Four new contracts signed in 2008 added $173 of revenue growth in 2009 while fees from existing customers improved $65, or 2.3%. Growth in our wholly-owned portfolio helped offset the decline in third-party management fee revenue by contributing an increase in intersegment revenue of $129, which related to an additional month of managing the Place Portfolio in 2009 as well as the addition of the two new communities that came out of development in 2008 and 2009.

General and administrative costs for our third-party management services segment decreased $99 or 1.4% to $7,135 for the year ended December 31, 2009 compared to the same period in 2008. This decrease is primarily attributable to the cost reduction measures implemented in the fall of 2008.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the year ended December 31, 2009, unallocated corporate expenses decreased $425 or 6.3% when compared to the prior year. This decrease is primarily attributable to a decrease in interest expense related to the repayment of the Amended Revolver (as defined below) in July of 2009.

Nonoperating expenses

Nonoperating expenses decreased $5,775 or 9.6% to $54,263 for the year ended December 31, 2009, compared to the same period in 2008. This decrease was primarily a $4,360 loss on the extinguishment of debt related to the Trust’s debt refinancing in December of 2008 and an $830 gain on the extinguishment of debt resulting from the refund of defeasance costs in 2009.  In 2008, an impairment loss of $1,633 related to student housing assets and an impairment loss of $388 related to goodwill also contributed to the decrease.  These decreases were offset by an impairment loss of $1,726 related to student housing assets in 2009 and a decline in depreciation expense due to fully depreciated assets that remain in service.

Equity in losses of unconsolidated entities

Equity in losses of unconsolidated entities primarily represents our share of the net loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the year ended December 31, 2009, equity in losses was $1,410 compared to equity in losses of $196 in the prior year. This increase in equity in losses was primarily related to the Trust recording $1,447 of its share of an impairment loss related to the underlying student housing assets of one of these joint ventures.

Results of Operations for the Years Ended December 31, 2008 and 2007

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$107,149	$—	$—	$—	$107,149	$85,175	$—	$—	$—	$85,175
Student housing food service revenue	2,378	—	—	—	2,378	2,359	—	—	—	2,359
Other leasing revenue	7,145	—	—	—	7,145	13,811	—	—	—	13,811
Third-party development consulting services	—	8,303	—	—	8,303	—	5,411	—	—	5,411
Third-party management services	—	—	3,672	—	3,672	—	—	3,391	—	3,391
Intersegment revenues	—	661	4,290	(4,951)	—	—	—	3,409	(3,409)	—
Operating expense reimbursements	—	—	—	10,796	10,796	—	—	—	9,330	9,330
Total segment revenues	116,672	8,964	7,962	5,845	139,443	101,345	5,411	6,800	5,921	119,477
Segment operating expenses:
Student housing leasing operations	55,120	—	—	—	55,120	40,798	—	—	—	40,798
Student housing food service operations	2,257	—	—	—	2,257	2,236	—	—	—	2,236
General and administrative	3	4,196	7,234	(337)	11,096	105	2,787	6,628	—	9,520
Intersegment expenses	4,290	—	—	(4,290)	—	3,409	—	—	(3,409)	—
Reimbursable operating expenses	—	—	—	10,796	10,796	—	—	—	9,330	9,330
Total segment operating expenses	61,670	4,196	7,234	6,169	79,269	46,548	2,787	6,628	5,921	61,884
Net operating income (loss)	55,002	4,768	728	(324)	60,174	54,797	2,624	172		57,593
Nonoperating expenses (1)	60,114	(76)	—	—	60,038	58,007	—	—	—	58,007
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(5,112)	4,844	728	(324)	136	(3,210)	2,624	172	—	(414)

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Equity in earnings (losses) of unconsolidated entities	(192)	(4)	—	—	(196)	(510)	233	—	—	(277)
Income (loss) before taxes, redeemable noncontrolling interests and discontinued operations (2)	$(5,304)	$4,840	$728	$(324)	$(60)	$(3,720)	$2,857	$172	$—	$(691)

(1)
Nonoperating expenses include interest expense, interest income, gain (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses which are classified as operating expenses in accordance with GAAP, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2)
The following is a reconciliation of the reportable segments’ net loss before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated net loss before income taxes, redeemable noncontrolling interests and discontinued operations for the years ended December 31:

	2008	2007
Loss before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$(60)	$(691)
Other unallocated corporate expenses	(6,761)	(6,828)
Loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(6,821)	$(7,519)

Student housing leasing

Wholly-owned operating statistics for 2008 and 2007 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008 (9)	2007 (10)	Difference
Occupancy
Physical (1)	90.6%	93.7%	(3.1)%
Economic (2)	87.3%	91.1%	(3.8)%
NarPAB (3)	$350	$362	$(12)
Other income per avail. bed (4)	$22	$25	$(3)
RevPAB (5)	$372	$387	$(15)

Property operating expense per bed (6) (7)	$190	$185	$(5)
Operating margin (11)	49.0%	52.2%	(3.2)%
Design Beds (8)	287,876	220,416	67,460

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)
NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

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

(9)	This information excludes property information related to College Station (discontinued operations).

(10)	This information excludes property information related to Tharpe and College Station (discontinued operations).

(11)	Represents wholly-owned community operating income divided by wholly-owned community revenue.

The community statistics shown above on a consolidated basis reflect a decline in physical occupancy of 3.1%, a decline in RevPAB of 3.9% and a decline in margins of 320 basis points. These results are not indicative of the year over year performance of our existing portfolio as they include the impact of assuming management of the Place Portfolio, whose underlying economics are currently different from our existing communities. For the year ended December 31, 2008, the Place Portfolio had an average physical occupancy of 83.3%, RevPAB of $301, and operating margins of 39.2% compared to 92.6%, $393, and 50.7%, respectively, on a same community basis.

Same-community operating statistics for 2008 and 2007 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008 (9)	2007 (10)	Difference
Occupancy
Physical (1)	92.6%	93.7%	(1.1)%
Economic (2)	89.5%	91.1%	(1.6)%
NarPAB (3)	$368	$362	$6
Other income per avail. bed (4)	$25	$25	$—
RevPAB (5)	$393	$387	$6

Property operating expense per bed (6) (7)	$193	$185	$(8)
Operating margin (11)	50.9%	52.2%	(1.3)%
Design Beds (8)	220,402	220,416	(14)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)
NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Does not include food service revenue or other leasing revenue.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

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

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to College Station (discontinued operations).

(10)	This information excludes property information related to Tharpe and College Station (discontinued operations).

(11)	Represents same-community operating income divided by same-community revenue.

Total revenue in the student housing leasing segment was $116,672 for the year ended December 31, 2008. This represents an increase of $15,327, or 15.1%, from the same period in 2007. Student housing leasing revenue increased 25.8%, contributing $21,974 to the overall increase, while student housing food service revenue contributed growth of $19. These increases were offset by a decline in other leasing revenue of $6,666 as a result of the Place lease termination. Subsequent to the termination in February 2008, we began managing the Place Portfolio and therefore the majority of the increase in student housing leasing revenue is attributable to leasing revenues related to the Place properties of $19,485 since the termination date. Other leasing revenue for the year ended December 31, 2008 includes the lease termination fee revenue of $6,000 and January 2008 base rent of $1,145 compared to $13,811 of lease revenue recognized in the prior year. Same-community revenue growth of 1.5% year over year contributed to a $1,295 increase in student housing leasing revenue. The growth in same-community revenue for the period was driven by a 2.8% improvement in rental rates, representing an increase of $2,377 that was offset by a 120 basis point decline in occupancies, representing a decline of $1,021. Furthermore, same-community revenue declined $92 due to more vacant days during the turn period in the current leasing year compared to the prior leasing year. The Reserve at Saluki Point, which opened in August of 2008, also contributed $1,193 to the increase in student housing leasing revenue.

Operating expenses in the student housing leasing segment increased $15,122, or 32.5%, to $61,670 for the year ended December 31, 2008, as compared to the same period in 2007. Student housing leasing operations increased a total of $14,322, or 35.1%, over the prior year, with an increase of $11,845, or 29.0%, attributable to operating expenses associated with managing the Place Portfolio since the termination as discussed above. A 4.5% growth in same community operating expenses contributed $1,842 of expense increase while $496 came from The Reserve at Saluki Point community that opened in August of 2008.  Furthermore, an additional $82 in pre-opening expenses were incurred for properties under development.

The same-community operating expense growth of $1,842 includes the impact of a $225 real estate tax refund in the first quarter of 2007 and a $512 loss on sale of the land and parking garage at the University Towers community in February 2008. Excluding these two items same community operating expenses grew $1,105, or 2.7%, for the year ended December 31, 2008. A trend of higher operating expenses occurred in the first three quarters of 2008 across most expense categories.  In response to this trend management implemented cost containment measures to control discretionary spending and took steps to solidify the Trust’s cost structure through staff reduction, hiring freezes and wage freezes.  As a result, same community operating expenses were reduced during the fourth quarter of 2008 and were $601 below the fourth quarter of 2007.

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

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2008 and 2007:

		Recognized Earnings
Project	Beds	2008	2007	Difference
Slippery Rock University — Phase I	1,390	$—	$46	$(46)
Indiana University of Pennsylvania — Phase I	734	—	1,597	(1,597)
University of Michigan	895	314	285	29
University of North Carolina — Greensboro	600	—	50	(50)
University of Alabama – Tuscaloosa	631	670	978	(308)
Slippery Rock University – Phase II	746	1,019	1,067	(48)
Indiana University of Pennsylvania – Phase II	1,102	2,341	1,378	963
Fontainebleu Renovation Project	435	171	10	161
West Chester – Phase I	1,197	2,033	—	2,033
Indiana University of Pennsylvania – Phase III	1,084	1,339	—	1,339
Colorado State University – Pueblo	253	234	—	234
Auraria Higher Education System	685	182	—	182
Third-party development consulting services		8,303	5,411	2,892
Southern Illinois University – Carbondale	528	199	—	199
Syracuse University	432	462	—	462
Intersegment development services		661	—	661
Development consulting services		$8,964	$5,411	$3,553
California University of Pennsylvania — Phase V	354	$—	$124	$(124)
University of North Carolina — Greensboro	600	—	118	(118)
University of Louisville — Phase III	359	—	(9)	9
Other		(4)	—	(4)
Equity in earnings of unconsolidated entities		$(4)	$233	$(237)

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

General and administrative costs in the third-party development consulting services segment increased $1,409 to $4,196 for the year ended December 31, 2008, as compared to the same period in 2007.   About $703, or 50% of the increase, is a result of increases in staffing and related expenses and corporate overhead costs allocated to the segment to support the 65.7% growth in revenue. The other 50% of the increase represents a $706 write off of development costs related to a project we are no longer pursuing as company owned. As discussed under the “Student Housing Leasing” section above, management has implemented certain cost control measures focused on reducing the rate of expense growth across the Trust that are expected to impact general and administrative costs in the development consulting services segment.

Management services

Total management services revenue increased by $1,162, or 17.1%, to $7,962 for the year ended December 31, 2008, as compared to the same period in 2007. The addition of managing the Place Portfolio as discussed under “Student housing leasing” above contributed to $878 of the increase by way of intersegment revenue while third-party management fee revenue increased $281, or 8.3%, to $3,672 for the year ended December 31, 2008. The increase in third-party fees consists of $48 related to two new management contracts entered into at various times during 2007, $108 related to three new management contracts entered into in 2008, $91 related to one community that came out of development in 2007 and $66 related to one community that came out of development in 2008.  In addition, a 6.4% increase in revenue from existing contracts contributed $183 of revenue growth. These increases were partially offset by a decrease of $215 in third-party fees as a result of three contracts that were terminated in 2007.

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

General and administrative costs for our management services segment increased $606 to $7,234 for the year ended December 31, 2008, as compared to the same period in 2007. This increase is due to increases in staffing and related costs resulting from the management of the Place Portfolio. As discussed under the “Student Housing Leasing” section above, management has implemented certain cost control measures focused on reducing the rate of expense growth across the company that are expected to impact general and administrative costs in the management services segment.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative and nonoperating expenses that are not allocated to any of our business segments. For the year ended December 31, 2008, unallocated corporate expenses decreased $67, or 1.0%, to $6,761. The majority of this decrease is due to an increase in interest income of $231 primarily related to an intercompany loan between the Operating Partnership and the University Towers student housing community and a decrease in deferred financing costs of $224 related to the write-off of deferred financing fees associated with the Term Loan that was repaid in the second quarter of 2007. These favorable variances were offset by higher salary and overhead costs related to growth driven increases in head count. As discussed under the “Student Housing Leasing” section above, management has implemented certain cost control measures focused on reducing the rate of expense growth across the Trust.

Nonoperating expenses

Nonoperating expenses related to student housing increased $2,107 to $60,114 for the year ended December 31, 2008, as compared to same period in 2007. This increase was primarily driven by a $4,360 loss on the early retirement of debt, an impairment loss of $1,633 related to student housing assets and an impairment loss of $388 related to goodwill.  These impairment and refinancing charges were offset by $2,938 decline in depreciation expense due primarily to fully depreciated assets that remain in service and a $1,474 decline in interest expense. Interest expense benefited from a lower average outstanding debt balance, an approximate 300 basis point drop in interest rates related to the Amended Revolver, and capitalized interest of $439 related to ongoing development projects.

Nonoperating expenses related to development included $76 of interest income, primarily related to the Trust advancing predevelopment costs under predevelopment agreements, for which the Trust is reimbursed with interest when the institution’s governing body formally approves the final development contract and project financing is put in place.

Equity in earnings/ (losses)

Equity in earnings/ (losses) of unconsolidated entities related to student  housing represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. These communities are also managed by the Trust. For the year ended December 31, 2008, equity in earnings was a loss of $192 compared to a loss of $510 in the prior year. The improvement comes from a full year of operations in our joint venture community in Greensboro, North Carolina as well as better operating results from the three existing investments, which are a result of the management company’s focused efforts to improve performance for the joint venture owners.

Equity in earnings of unconsolidated entities related to development decreased $237 from the prior year to a loss of $4 in the current year. There were two joint ventures with active development projects in 2007, and none in 2008, which reflects the Trust’s desire to provide third-party development services directly and not through joint venture arrangements.

Liquidity and Capital Resources

Second Amended Revolver, Master Secured Credit Facility and other indebtedness

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility dated March 30, 2006.  The previous facility had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010 (the “Amended Revolver”). The Second Amended Revolver has a maximum availability of $95,000 and within the first two years of the agreement may be, upon satisfaction of certain conditions, expanded to a total of $150,000.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2009, our borrowing base was $43,187, we had no amounts outstanding under the agreement and we had letters of credit outstanding of $2,000 (see Note 16 to our accompanying consolidated financial statements); thus, our remaining borrowing base availability was $41,187. The Trust has five communities unencumbered by debt of which two of these communities are eligible to be included in the pool of properties pledged as collateral against borrowings on the Second Amended Revolver.  The Trust estimates that the borrowing base availability would increase by approximately $9,000 if these two communities were included.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Second Amended Revolver. Additionally, the Second Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties. The Second Amended Revolver matures on November 20, 2012, and provides that the Operating Partnership may extend the maturity date for one year subject to certain conditions. The interest rate per annum applicable to the Second Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests.

The Trust is prohibited from making distributions unless either of the following conditions is met: (a) after giving effect to the distribution, the total leverage ratio shall remain less than or equal to 65% prior to November 20, 2012, and less than or equal to 60% thereafter; or (b) the distribution, when considered along with all other distributions for the last 3 quarters, does not exceed 90% of funds from operations for the applicable period.

During the year ended December 31, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering that occurred in July 2009 (see Note 2 in the consolidated financial statements) to repay all balances outstanding under the Amended Revolver.

The Trust also has a Fannie Mae master credit facility (the “Master Secured Credit Facility”) that was entered into on December 31, 2008. The initial proceeds of approximately $197,735 were used to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009. The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, pay $2,052 in deferred financing costs, pay down the Amended Revolver and pay for other corporate working capital needs. As of December 31, 2009, $49,292 of the amount outstanding under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin (3.62%).  The remaining outstanding balance of $146,304 bears interest at a weighted average fixed rate of 6.01%. The Trust accounted for the transaction as a legal defeasance and recognized a loss of $4,360 on the early extinguishment of debt during 2008.  During 2009, the Trust received a refund of defeasance costs resulting in a subsequent $830 gain on the extinguishment.

On November 6, 2009, the Trust repaid $98,660 of mortgage debt bearing an annual fixed interest rate of 6.44% that was due to mature on December 9, 2009.  The debt was repaid with proceeds of $76,000 from the follow-on common stock offering and the remaining $22,660 was repaid using availability under the Amended Revolver. On December 2, 2009, the Trust completed a $48,327 expansion of the existing Master Secured Credit Facility and used a portion of the proceeds to repay amounts which were rolled over from the Amended Revolver and which remained outstanding under the Second Amended Revolver. The facility expansion consisted of fixed rate loans of $7,699, $17,359 and $23,269 with maturities of five, seven, and ten-year terms, respectively. The weighted average annual interest rate at December 31, 2009 was 5.48%. Eight of the thirteen Place-communities were used as collateral for the expansion.

At December 31, 2009, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly-owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 28, 2010. Commencing on June 28, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. Upon initial maturity the Trust expects to exercise its option to extend these loans. The Trust incurred $81 in deferred financing costs in connection with these construction loans in 2008.

At December 31, 2009, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis. Upon initial maturity the Trust expects to exercise its option to extend this loan.

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

At December 31, 2009, the Trust had ten properties unencumbered by mortgage debt. Five of these ten properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

Liquidity outlook and capital requirements

On July 28, 2009, we completed a follow-on common stock offering, selling 28,175,000 shares, including the exercise of the over-allotment option by the underwriters, at a price per share to the public of $4.35.  The stock issuance raised $116,133 in net proceeds which were used to pay down all outstanding balances under the Amended Revolver, to partially pay down balances on Place-community mortgage debt, and provide cash for future operations and growth.

During the year ended December 31, 2009, we raised net cash proceeds of $116,133 from our follow-on common stock offering, generated $33,235 of cash from operations, borrowed $17,815 on construction loans related to the two company owned developments and borrowed $48,327 of new mortgage debt related to the Place-communities.  This allowed us to invest $31,098 in new developments, invest $11,298 in existing communities, distribute $15,330 to our stockholders and unitholders, repay the outstanding balance of $32,900 on our Amended Revolver, repay mortgage debt of $101,631, fund other investment needs and increase our cash balances by $22,166 to $31,169 at December 31, 2009.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.20 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash and recycling capital by way of potential asset sales.

Distributions for the year ended December 31, 2009 totaled $15,330 or $0.37 per weighted average share/unit, compared to cash provided by operations of $33,235, or $0.79 per weighted average share/unit.  The Trust’s Board of Directors lowered the annual dividend target from $0.82 in 2008 to $0.41 per share/unit beginning in 2009. Subsequently, and in conjunction with the Trust’s follow-on common stock offering, the Board of Directors lowered the annual dividend rate to $0.20 per share/unit effective with the November 16, 2009 dividend.

Based on our closing share price of $4.84 on December 31, 2009, our total enterprise value was $685,412.  With total debt outstanding on December 31, 2009 of $405,568, our debt to enterprise value was 59.2% compared to 75.4% at December 31, 2008.  On December 31, 2009, gross assets of $946,120, which excludes accumulated depreciation of $141,507, our debt to gross assets was 42.9% compared to 53.1% at December 31, 2008.

Management believes that it has strengthened the Company’s balance sheet through its follow-on equity offering in July 2009 and the successful pay down and refinancing of the debt related to the Place-communities as evidenced by the improved leverage ratios noted above.  This has relieved near-term pressure on our balance sheet and coupled with the lower annual dividend rate of $0.20 that was established by our Board of Directors in 2009 the Company is positioned to take advantage of growth opportunities by way of acquisition and development, both on and off campus.

We intend to invest in additional properties only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or our Second Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

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

In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened two wholly-owned, self-developed communities in August of 2008 and 2009 which serve Southern Illinois University and Syracuse University, respectively. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Second Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional properties.  Our Second Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of December 31, 2009, we were in compliance with all covenants related to our Second Amended Revolver.

Capital expenditures

The historical recurring capital expenditures at our wholly-owned communities, which in 2009 and 2008 includes the 13 Place-communities, are set forth as follows:

	As of and for the Years Ended
	December 31,
	2009	2008	2007
Total units	7,537	7,466	6,400
Total beds	24,782	24,463	20,125
Total recurring capital expenditures	$5,214	$3,815	$2,487
Average per unit	$691.79	$510.98	$388.56
Average per bed	$210.39	$155.95	$123.57

Recurring capital expenditures exclude capital spending on renovations, community repositioning or other major periodic projects. Capital expenditures associated with newly developed communities are typically capitalized as part of their development costs. As a result such communities typically require little to no recurring capital expenditures until their second year of operation or later.

Additionally, we are required by certain of our lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged communities. These contributions are typically less than but could exceed the amount of capital expenditures actually incurred during any given year at such communities.

Commitments

The following table summarizes our contractual obligations as of December 31, 2009:

	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total

Contractual Obligations:
Long-Term Debt Obligations(1)	$23,957	$81,569	$133,143	$166,899	$405,568
Contractual Interest Obligations(2)	21,618	39,043	26,491	24,746	111,898
Operating Lease and Future Purchase Obligations(3)	3,873	5,922	2,540	250	12,585
Capital Reserve Obligations(4)	1,788	3,507	2,844	3,025	11,164
Total	$51,236	$130,041	$165,018	$194,920	$541,215

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and any amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $797 of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2009. The Trust has $78,200 of variable rate debt as of December 31, 2009.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness

As of December 31, 2009, ten of our communities were unencumbered by mortgage debt. Five of these ten communities have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

At December 31, 2009, we had outstanding indebtedness of $406,365 (net of unamortized debt premium of $797). The scheduled future maturities of all outstanding indebtedness at December 31, 2009 were as follows:

Year
2010	$23,957
2011	12,952
2012	68,617
2013	33,028
2014	100,115
Thereafter	166,899
Total	405,568
Debt premium	797
Outstanding as of December 31, 2009, net of debt premium	$406,365

At December 31, 2009, the outstanding mortgage debt had a weighted average interest rate of 5.33% and carried an average term to maturity of 5.08 years.

The Trust had no amounts outstanding under the Second Amended Revolver at December 31, 2009. The Second Amended Revolver has a term of three years and matures on November 20, 2012, and provides that the Operating Partnership may extend the maturity date one year subject to certain conditions. The Second Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Second Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock. All such distributions are authorized at the discretion of our Board of Directors. We may be required to use borrowings under our Second Amended Revolver, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

In January 2009, in an effort to increase financial stability, the Trust’s Board of Directors lowered the annual dividend target from $0.82 to $0.41 per share/unit.  In conjunction with our follow-on common stock offering in July of 2009, the board again lowered the annual dividend target from $0.41 to $0.20 per share/unit effective with the November 16, 2009 dividend.

On January 8, 2010, we announced our fourth quarter distribution of $0.05 per share of common stock for the quarter ended on December 31, 2009. The distribution is payable on February 15, 2010 to stockholders of record at the close of business on January 29, 2010.

Off-Balance Sheet Arrangements

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the joint venture with College Park Apartments ($22,870 outstanding at December 31, 2009). Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in December of 2010.

Additionally, as discussed in Note 8 to the accompanying consolidated financial statements, we hold investments in unconsolidated entities. These unconsolidated entities had third-party mortgage and construction indebtedness totaling $86,216 at December 31, 2009.

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

The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007

Net loss attributable to Education Realty Trust, Inc.	$(7,255)	$(7,947)	$(5,416)
Gain on sale of student housing property	—	—	(1,644)
Loss on sale of student housing assets	—	512	—
Student housing property depreciation and amortization of lease intangibles	28,497	28,720	31,675
Equity portion of real estate depreciation and amortization on equity investees	512	496	424
Depreciation and amortization of discontinued operations	25	99	815
Noncontrolling interests	164	(128)	60
Funds from operations available to all stock and unit holders	$21,943	$21,752	$25,914

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

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. The adoption did not have a material impact on the consolidated financial statements.

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As a result of the adoption, the Trust has reported nonredeemable noncontrolling interests as a component of equity in the consolidated balance sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the consolidated statements of operations.  The prior periods presented have also been reclassified to conform to the current classification.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The guidance requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption resulted in shares of unvested restricted stock being included in the computation of earnings per share for all periods. The adoption did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance on subsequent events.  The new guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and is applied prospectively.  The Trust adopted this authoritative guidance during the three months ended September 30, 2009.  In February 2010, the FASB amended the authoritative guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The new guidance is effective upon issuance and had no impact on the Trust’s consolidated financial statements.

In June 2009, the FASB issued guidance to establish only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2010, the FASB updated the authoritative guidance for accounting and reporting for decreases in ownership of a subsidiary. The updated guidance clarifies the scope of the guidance related to a decrease in ownership provisions and expands the disclosures related to the deconsolidation of a subsidiary or group of assets. The updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009.  The Trust is currently evaluating the impact of adoption on its consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2009, we had fixed rate debt of $327,368. Holding other variables constant a 100 basis point increase in interest rates would cause a $14,742 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $15,781 increase in the fair value of our fixed rate debt. At December 31, 2009, 80.7% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.91% and an average term to maturity of 5.61 years.

At December 31, 2009, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

At December 31, 2009, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the "Trust") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited the Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 15, 2010

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2009	2008
	(Amounts in thousands, except
	share and per share data)

Assets:
Student housing properties, net	$749,884	$733,507
Assets under development	—	6,572
Corporate office furniture, net	1,118	1,465
Cash and cash equivalents	31,169	9,003
Restricted cash	4,579	5,595
Student contracts receivable, net	386	533
Receivable from affiliate	18	25
Receivable from managed third parties	277	401
Goodwill and other intangibles, net	3,073	3,111
Other assets	14,109	17,435
Total assets	$804,613	$777,647

Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$406,365	$442,259
Revolving line of credit	—	32,900
Accounts payable	235	303
Accrued expenses	11,423	10,302
Deferred revenue	10,346	9,954
Total liabilities	428,369	495,718

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interests	11,079	11,751

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 56,705,605 and 28,475,855 shares issued and outstanding as of December 31, 2009 and 2008, respectively	567	285
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	410,455	308,356
Warrants	—	—
Accumulated deficit	(48,636)	(41,381)
Total Education Realty Trust, Inc. stockholders’ equity	362,386	267,260
Noncontrolling interests	2,779	2,918
Total equity	365,165	270,178
Total liabilities and equity	$804,613	$777,647
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2009	2008	2007
	(Amounts in thousands, except share and per share data)
Revenues:
Student housing leasing revenue	$110,810	$107,149	$85,175
Student housing food service revenue	2,267	2,378	2,359
Other leasing revenue	—	7,145	13,811
Third-party development services	8,178	8,303	5,411
Third-party management services	3,221	3,672	3,391
Operating expense reimbursements	9,722	10,796	9,330
Total revenues	134,198	139,443	119,477
Operating expenses:
Student housing leasing operations	55,161	55,120	40,798
Student housing food service operations	2,156	2,257	2,236
General and administrative	15,752	16,348	14,561
Depreciation and amortization	29,089	29,318	32,119
Loss on impairment of student housing properties	1,726	1,633	—
Loss on impairment of goodwill	—	388	—
Reimbursable operating expenses	9,722	10,796	9,330
Total operating expenses	113,606	115,860	99,044
Operating income	20,592	23,583	20,433
Nonoperating expenses:
Interest expense	24,585	25,229	26,957
Amortization of deferred financing costs	1,047	992	1,036
Loss (gain) on extinguishment of debt	(830)	4,360	174
Interest income	(470)	(373)	(492)
Total nonoperating expenses	24,332	30,208	27,675
Loss from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(3,740)	(6,625)	(7,242)
Equity in earnings (losses) of unconsolidated entities	(1,410)	(196)	(277)
Loss from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	(5,150)	(6,821)	(7,519)
Income tax expense	1,920	1,123	258
Loss from continuing operations before redeemable noncontrolling interests and discontinued operations	(7,070)	(7,944)	(7,777)
Income (loss) attributable to redeemable noncontrolling interests	177	(75)	85
Loss from continuing operations	(7,247)	(7,869)	(7,862)

Discontinued operations:
Income (loss) from operations of discontinued operations	(21)	(131)	777
Gain on sale of student housing property	—	—	1,644
Income (loss) from discontinued operations	(21)	(131)	2,421
Net loss	(7,268)	(8,000)	(5,441)

Less: Net loss attributable to the noncontrolling interests	(13)	(53)	(25)
Net loss attributable to Education Realty Trust, Inc.	$(7,255)	$(7,947)	$(5,416)

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.18)	$(0.28)	$(0.28)
Discontinued operations	—	—	0.08
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.18)	$(0.28)	$(0.20)

Weighted average common shares outstanding — basic and diluted	40,495,558	28,512,777	28,103,208

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(7,235)	$(7,822)	$(7,738)
Income (loss) from discontinued operations, net of tax	(20)	(125)	2,322
Net loss	$(7,255)	$(7,947)	$(5,416)

Distributions per common share	$0.36	$0.82	$0.82

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional
			Paid-In		Accumulated	Noncontrolling
	Shares	Amount	Capital	Warrants	Deficit	Interests	Total
Balance, December 31, 2006	26,810,552	$268	$330,374	$375	$(28,018)	$3,421	$306,420
Common stock issued to officers and directors	8,000	—	113	—	—	—	113
Amortization of restricted stock	36,000	—	604	—	—	—	604
Net proceeds from issuance of common shares – direct stock purchase plan and dividend reinvestment plan	1,577,303	16	22,476	—	—	—	22,492
Cash dividends	—	—	(22,985)	—	—	(223)	(23,208)
Expiration of Warrants	—	—	375	(375)	—	—	—
PIU Repurchase	—	—	12	—	—	(12)	—
PIU’s Issued	—	—	—	—	—	81	81
Net loss	—	—	—	—	(5,416)	(25)	(5,441)
Balance, December 31, 2007	28,431,855	284	330,969	—	(33,434)	3,242	301,061
Common stock issued to officers and directors	8,000	—	101	—	—	—	101
Amortization of restricted stock	36,000	1	604	—	—	—	605
Cash dividends	—	—	(23,379)	—	—	(259)	(23,638)
PIU Repurchase	—	—	61	—	—	(61)	—
PIU’s Issued	—	—	—	—	—	49	49
Net loss	—	—	—	—	(7,947)	(53)	(8,000)
Balance, December 31, 2008	28,475,855	285	308,356	—	(41,381)	2,918	270,178
Net proceeds from issuance of common shares – secondary offering	28,175,000	282	115,851	—	—	—	116,133
Common stock issued to officers and directors	8,000	—	34	—	—	—	34
Amortization of restricted stock	36,750	—	617	—	—	—	617
Cash dividends	—	—	(14,491)	—	—	(100)	(14,591)
PIU Repurchase	—	—	39	—	—	(39)	—
PIU’s Issued	—	—	—	—	—	13	13
OP Unit Conversion	10,000	—	49	—	—	—	49
Net loss	—	—		—	(7,255)	(13)	(7,268)
Balance, December 31, 2009	56,705,605	$567	$410,455	$—	$(48,636)	$2,779	$365,165

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2009	2008	2007
	(Amounts in thousands)
Operating activities:
Net loss	$(7,268)	$(8,000)	$(5,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,089	29,318	32,119
Depreciation included in discontinued operations	25	99	815
Deferred tax expense (benefit)	228	59	(178)
Loss on disposal of assets	28	532	38
Gain on sale of student housing property	—	—	(1,644)
Gain on redemption of noncontrolling interest	(60)	—	—
Loss on impairment of student housing properties	1,726	1,633	—
Loss on impairment of goodwill	—	388	—
Loss (gain) on extinguishment of debt	(830)	4,360	138
Amortization of deferred financing costs	1,047	992	1,036
Loss (gain) on interest rate cap	(204)	38	—
Amortization of unamortized debt premiums/discounts	(406)	(470)	(583)
Distributions of earnings from unconsolidated entities	393	277	364
Noncash compensation expense related to PIUs and restricted stock	677	761	772
Equity in (earnings) losses of unconsolidated entities	1,410	196	277
Redeemable noncontrolling interests in continuing operations	178	(71)	8
Redeemable noncontrolling interests in discontinued operations	(1)	(4)	77
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	112	(204)	(291)
Management fees receivable	124	205	63
Other assets	5,461	(5,678)	(1,104)
Accounts payable and accrued expenses	1,063	(446)	509
Accounts receivable (payable) affiliate	7	(67)	411
Deferred revenue	436	2,093	(580)
Net cash provided by operating activities	33,235	26,011	26,806
Investing activities:
Purchase of corporate furniture and fixtures	(209)	(317)	(1,348)
Restricted cash	1,016	2,593	966
Insurance proceeds received from property damage	234	613	—
Investment in student housing properties	(11,298)	(13,986)	(8,463)
Proceeds from sale of assets	—	2,578	—
Proceeds from sale of student housing properties	210	—	48,942
Loan to equity investee	—	—	(845)
Investment in assets under development	(31,098)	(22,576)	(5,675)
Investments in unconsolidated entities	(493)	(561)	(178)
Net cash provided by (used in) investing activities	(41,638)	(31,656)	33,399
Financing activities:
Payment of mortgage notes	(101,631)	(212,038)	(60,158)
Borrowings under mortgage and construction loans	66,143	233,827	57,800
Repayments of long-term debt	—	—	(47,000)
Debt issuance costs	(2,676)	(2,363)	(551)
Debt extinguishment costs	830	(4,295)	—
Interest rate cap issuance cost	—	(120)	—
Borrowings on line of credit	28,000	68,600	27,900
Repayments of line of credit	(60,900)	(47,200)	(38,800)
Proceeds from issuance of common stock	122,561	—	22,414
Payment of offering costs	(6,428)	—	—
Dividends and distributions paid to common and restricted stockholders	(14,491)	(23,379)	(22,907)
Dividends and distributions paid to noncontrolling interests	(839)	(2,418)	(1,296)
Net cash provided by (used in) financing activities	30,569	10,614	(62,598)
Net increase (decrease) in cash and cash equivalents	22,166	4,969	(2,393)
Cash and cash equivalents, beginning of period	9,003	4,034	6,427
Cash and cash equivalents, end of period	$31,169	$9,003	$4,034
Supplemental disclosure of cash flow information:
Interest paid	$25,269	$26,828	$27,520
Income taxes paid	$1,658	$755	$796
Supplemental disclosure of noncash activities:
Redemption of noncontrolling interests from unit holder	$109	$893	$—
Warrants issued (expired)	—	—	(375)
Common stock issued under the dividend reinvestment plan	—	—	78

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

Reclassifications

In the consolidated statements of cash flows, proceeds from borrowings on (repayments of) the line of credit within cash flows from financing had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification (ASC) 230, “Statements of Cash flows”. The correction to present borrowings and repayments on our line of credit on a gross basis was not material to our consolidated financial statements and had no impact on our previously reported net loss, changes in equity, financial position or net cash flows from financing activities.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (FDIC) insures.  As of December 31, 2009, the Trust had $21,954 of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value.

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

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The costs incurred during the years ended December 31, 2009, 2008 and 2007 were $2,676, $2,363 and $551, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method.

Amortization expense totaled $1,047, $992 and $1,036 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31 2009 and 2008, accumulated amortization totaled $4,462 and $3,415, respectively. Deferred financing costs, net of accumulated amortization, are included in other assets in the accompanying consolidated balance sheets (see Note 7).

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying consolidated statement of changes in equity.

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

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2009 and 2008, the Trust had net unamortized debt premiums of $797 and $1,203, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

Income taxes

The Trust qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Trust is generally not subject to federal, state and local income taxes to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.

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

The Trust had no unrecognized tax benefits as of December 31, 2009, 2008 and 2007.  As of December 31, 2009, the Trust does not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2009, open tax years generally include tax years for 2006, 2007 and 2008. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At December 31, 2009, 2008 and 2007, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB that changed the accounting and reporting for noncontrolling interests. The guidance established the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The guidance also established disclosure requirements to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners. The Operating Partnership Units, the University Towers Operating Partnership Units and profits interest units (“PIU”) (see Note 9) are now referred to as noncontrolling interests (formerly minority interests).

In connection with the adoption, the Trust also considered the guidance issued by the FASB regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31:
	2009	2008
Beginning balance- redeemable noncontrolling interests	$11,751	$14,879
Conversion of operating partnership units to common stock	(109)	—
Net income (loss) attributable to redeemable noncontrolling interests	177	(75)
Repurchase of partnership units from redeemable noncontrolling interests	—	(893)
Distributions attributable to redeemable noncontrolling interests	(740)	(2,160)
Ending balance- redeemable noncontrolling interests	$11,079	$11,751

The PIU’s were determined to be noncontrolling interests that are not redeemable and accordingly these amounts were reclassified to equity in the accompanying consolidated balance sheets and statements of changes in equity.  The PIU holder’s share of income or loss is reported in the accompanying consolidated statements of operations as net income attributable to noncontrolling interests.

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. Beginning January 1, 2009, the Trust adopted the authoritative guidance on determining whether certain instruments are participating securities.  All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are to be included in the computation of earnings per share under the two-class method.  This resulted in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented. The adoption did not have a material impact on the consolidated financial statements.

At December 31, 2009 and 2008, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2009	2008
Operating Partnership units	903,738	913,738
University Towers Operating Partnership units	207,257	207,257
Profits Interest Units	275,000	275,000
Total potentially dilutive securities	1,385,995	1,395,995

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The carrying value of goodwill was $3,070 at December 31, 2009 and 2008. During the fourth quarter of 2008, the Trust performed an impairment test that indicated the carrying value of the goodwill recorded on the student housing leasing segment was not recoverable. The Trust utilized the discounted cash flow present value technique to determine the fair value of the reporting unit resulting in an impairment of $388. As of December 31, 2009 and 2008, there is no goodwill recorded on the student housing leasing segment, $2,149 of goodwill recorded on the management  services segment and $921 of goodwill recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $3 and $41 at December 31, 2009 and 2008, respectively.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures, limited liability companies and limited partnerships using the equity method whereby the cost of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures, limited liability companies and limited partnerships are allocated based on each owner’s respective ownership interests. These investments are classified as other assets in the accompanying consolidated balance sheets (see Note 7). As of December 31, 2009 and 2008, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

Revenue recognition

The Trust recognizes revenue related to leasing activities at the student housing properties owned by the Trust, management fees related to managing third-party student housing properties, development consulting fees related to the general oversight of third-party student housing development and operating expense reimbursements for payroll and related expenses incurred for third-party student housing properties managed by the Trust.

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

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance, beginning of period	$141	$173	$43
Provision for uncollectible accounts	1,836	1,327	804
Deductions	(1,770)	(1,359)	(674)
Balance, end of period	$207	$141	$173

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist.  This typically occurs after construction is complete.   For the years ended December 31, 2009, 2008 and 2007, contingent fees of $3,337, $1,944 and $848, respectively, were recognized related to cost savings agreements on development projects.

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

Costs related to third party development consulting services

Costs associated with the pursuit of development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time, the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying consolidated balance sheets (see Note 7).

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $2,441, $2,195 and $1,627 for the years ended December 31, 2009, 2008 and 2007, respectively.

Segment information

The Trust discloses certain operating and financial data with respect to separate business activities within its enterprise. The Trust has identified three reportable business segments: student housing leasing, student housing development consulting services and student housing management services.

Stock-based compensation

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan is described more fully in Note 9. The Trust recognizes compensation costs related to share-based payments in the consolidated financial statements in accordance with authoritative guidance.

Fair value of financial instruments

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust does not hold or issue financial instruments for trading purposes. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust has estimated the fair value of the mortgage notes payable utilizing present value techniques. At December 31, 2009, the carrying amount and estimated fair value of the fixed rate mortgage notes payable was $327,368 and $333,344, respectively. At December 31, 2008, the carrying amount and estimated fair value of the mortgage notes payable was $380,090 and $380,099, respectively. At December 31, 2008, the Trust had $32,900 outstanding on the revolving credit facility, which bears interest at variable rates and therefore cost approximates market value. No amounts are outstanding on the revolving credit facility as of December 31, 2009.  Additionally, the Trust holds various variable rate construction and mortgage debt with a carrying value of $78,200 and $60,966 on December 31, 2009 and 2008, respectively, which also approximates market value.

Recent accounting pronouncements

In May 2009, the FASB issued new authoritative guidance on subsequent events.  The new guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and is applied prospectively.  The Trust adopted this authoritative guidance during the three months ended September 30, 2009. In February 2010, the FASB amended the authoritative guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The new guidance is effective upon issuance and had no impact on the Trust’s consolidated financial statements.

In June 2009, the FASB issued guidance to establish only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2010, the FASB updated the authoritative guidance for accounting and reporting for decreases in ownership of a subsidiary. The updated guidance clarifies the scope of the guidance related to a decrease in ownership provisions and expands the disclosures related to the deconsolidation of a subsidiary or group of assets. The updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009.  The Trust is currently evaluating the impact of adoption on its consolidated financial statements.

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2009 and 2008, respectively, are as follows:

	2009	2008
Deferred tax assets:
Deferred revenue	$35	$—
Depreciation and amortization	113	365
Accrued expenses	166	178
Straight line rent	81	110
Total deferred tax assets	395	653
Deferred tax liabilities:
Deferred revenue	—	(4)
Depreciation and amortization	—	(12)
Amortization of management contracts intangible	(1)	(15)
Net deferred tax assets	$394	$622

Significant components of the income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007, respectively, are as follows:

	2009	2008	2007
Deferred:
Federal	$197	$26	$(127)
State	31	33	(51)
Deferred expense (benefit)	228	59	(178)
Current:
Federal	1,333	802	377
State	359	262	59
Current expense	1,692	1,064	436
Total provision	$1,920	$1,123	$258

TRS earnings subject to tax consisted of $3,601, $2,596 and $666 for the years ended December 31, 2009, 2008 and 2007, respectively. The reconciliation of income tax attributable to income before redeemable noncontrolling interests computed at the U.S. statutory rate to income tax provision is as follows:

	2009	2008	2007
Tax provision at U.S. statutory rates on TRS income subject to tax	$1,224	$883	$226
State income tax, net of federal benefit	252	156	29
Other	444	84	3
Tax provision	$1,920	$1,123	$258

4. Acquisition of real estate investments

On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,099 in order to develop a wholly owned student apartment community near Southern Illinois University. After the acquisition, we incurred an additional $20,580 and $11,797 in costs to develop the first and second phases of the development which opened in August 2008 and 2009, respectively. During the years ended December 31, 2009 and 2008, the Trust capitalized interest costs of $67 and $386, respectively, related to the development.

During 2008, the Trust also began development of a wholly owned student apartment property located on the campus of Syracuse University. The Trust incurred $25,792 in costs to develop the property which opened in August of 2009. In addition, the Trust owns and manages the property under a long-term ground lease from Syracuse University. During the years ended December 31, 2009 and 2008, the Trust capitalized interest costs of $487 and $67 related to the development.

All costs related to the completed developments are classified in student housing properties, net in the accompanying consolidated balance sheets. All costs related to projects under development are classified as assets under development in the accompanying consolidated balance sheets. At December 31, 2008, the Trust had $6,572 of costs incurred related to assets under development ($327 related to Carbondale Phase II and $6,245 related to Syracuse).

5. Disposition of real estate investments and discontinued operations

On April 7, 2009, the Trust sold the College Station student housing property for a purchase price of $2,550.  The Trust received proceeds of $250 and a note receivable of $2,300. The note is interest only and accrues interest at a rate of 3% per annum through August 31, 2009 and matures on December 31, 2010 (option to extend from December 31, 2009 to December 31, 2010 was exercised in September 2009). Beginning on September 1, 2009, the note accrues interest at a rate of 6% per annum and is payable in monthly installments through maturity. All unpaid principal and interest is due at maturity. However, if no default exists at the maturity date, the note may be extended to June 30, 2011. The note would remain interest only at a rate of 6% per annum payable in monthly installments through December 31, 2010; thereafter, payments of principal and interest (at a rate of 6% per annum) would be made on a monthly basis. Any unpaid principal and interest would be due in full on June 30, 2011.  The resulting net gain on disposition of approximately $374 has been deferred against the note receivable. The accompanying consolidated statements of operations have been adjusted to reflect the results of operations of College Station as discontinued operations for all periods presented.

On June 5, 2007, the Trust sold the Village on Tharpe (“Tharpe”) student housing property for a sales price of $50,000, resulting in net proceeds of approximately $48,942. The net proceeds were used to pay off $47,000 of long-term debt resulting in a loss on early extinguishment of $174 related to the write off of unamortized deferred financing costs. The resulting gain on disposition of approximately $1,579, net of redeemable noncontrolling interests and noncontrolling interests, is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007. Accordingly, the results of operations of Tharpe are included in discontinued operations for the year ended December 31, 2007. The Trust ceased depreciation on the property when it met the held for sale criteria.

The following table summarizes income/(loss) from discontinued operations, net of redeemable noncontrolling interests and noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of redeemable noncontrolling interests and noncontrolling interests, for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Student housing leasing revenue	$131	$417	$3,168
Student housing leasing operating expenses	(127)	(449)	(1,576)
Depreciation and amortization	(25)	(99)	(815)
Redeemable noncontrolling interests	1	5	(27)
Noncontrolling interests	—	1	(7)
Income/(loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(20)	(125)	743
Gain on sale of student housing property	—	—	1,644
Redeemable noncontrolling interests	—	—	(51)
Noncontrolling interests	—	—	(14)
Gain on sale of student housing property attributable to Education Realty Trust, Inc.	$—	$—	$1,579

During 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash valued at $2,616. The loss on the sale is included in the student housing leasing operations expense in the accompanying consolidated statement of operations for the year ended December 31, 2008. The Trust simultaneously entered into a 40-year ground lease.

6. Student housing properties

Student housing properties consist of the following at December 31, 2009 and 2008, respectively:
	2009	2008
Land	$58,511	$58,754
Land improvements	52,133	51,837
Construction in progress	2,467	2,453
Buildings	731,330	691,451
Furniture, fixtures and equipment	46,950	43,102
	891,391	847,597
Less accumulated depreciation	(141,507)	(114,090)
Student housing properties, net	$749,884	$733,507

Following is certain information related to investment in student housing properties as of December 31, 2009:

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
University Towers	$25,000	$—	$28,652	$28,652	$2,039	$—	$30,691	$30,691	$6,405	01/31/05
The Gables	4,213	198	5,099	5,297	304	198	5,403	5,601	1,123	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	508	1,740	18,493	20,233	3,375	01/31/05
Players Club	—	727	7,498	8,225	670	727	8,168	8,895	1,598	01/31/05
The Reserve at Clemson	12,000	625	18,230	18,855	747	625	18,977	19,602	3,836	01/31/05
NorthPointe	18,800	2,498	27,323	29,821	1,148	2,498	28,471	30,969	5,436	01/31/05
The Pointe at South Florida (1)	8,571	3,508	30,510	34,018	3,443	3,508	33,953	37,461	6,568	01/31/05
The Reserve on Perkins	15,328	913	15,795	16,708	1,194	913	16,989	17,902	3,415	01/31/05
The Commons at Knoxville(1)	21,545	4,630	18,386	23,016	902	4,630	19,288	23,918	3,854	01/31/05
The Reserve at Tallahassee	—	2,743	21,176	23,919	1,888	2,743	23,064	25,807	4,405	01/31/05
The Pointe at Western (3)	5,559	1,096	30,647	31,743	2,347	1,096	32,994	34,090	6,163	01/31/05
College Station at W. Lafayette (2)	19,359	1,887	19,528	21,415	1,293	1,887	20,821	22,708	4,350	01/31/05
The Commons on Kinnear (3)	14,825	1,327	20,803	22,130	913	1,327	21,716	23,043	3,854	01/31/05
The Pointe at Penn State(2)	28,385	2,151	35,094	37,245	1,603	2,151	36,697	38,848	6,739	01/31/05
The Reserve at Star Pass(2)	23,603	1,585	30,810	32,395	1,124	1,585	31,934	33,519	6,137	01/31/05
The Reserve at Columbia (1)	14,845	1,071	26,134	27,205	978	1,071	27,112	28,183	4,807	01/31/05

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
The Reserve on Frankford	6,938	1,181	26,758	27,939	1,167	1,181	27,925	29,106	5,799	01/31/05
The Lofts	27,000	2,801	34,117	36,918	770	2,801	34,887	37,688	6,010	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	1,597	1,896	16,517	18,413	3,350	01/31/05
Campus Creek	—	2,251	21,604	23,855	1,027	2,251	22,631	24,882	4,448	02/22/05
Pointe West	10,448	2,318	10,924	13,242	538	2,318	11,462	13,780	2,531	03/17/05
Campus Lodge	35,276	2,746	44,415	47,161	694	2,746	45,109	47,855	7,776	06/07/05
College Grove (1)	14,668	1,334	19,270	20,604	2,236	1,334	21,506	22,840	4,740	04/27/05
The Reserve on South College (3)	12,601	1,744	10,784	12,528	1,967	1,744	12,751	14,495	2,805	07/06/05
The Avenue at Southern(3)	9,368	2,028	10,675	12,703	2,329	2,028	13,004	15,032	2,115	06/15/06
The Reserve at Saluki Pointe	20,082	1,099	32,377	33,476	214	1,099	32,591	33,690	1,112	08/01/08	(6)
University Apartments on Colvin	8,826	—	25,792	25,792	—	—	25,792	25,792	380	08/01/09
Troy Place(7)	6,999	523	12,404	12,927	694	523	13,098	13,621	1,955	01/01/06
The Reserve at Jacksonville	—	628	14,532	15,160	656	628	15,188	15,816	2,240	01/01/06
The Pointe at Southern	—	1,180	17,288	18,468	717	1,180	18,005	19,185	2,626	01/01/06
Macon Place	—	340	9,856	10,196	(1,144)	340	8,712	9,052	1,552	01/01/06
Clayton Place	—	4,291	28,843	33,134	(1,186)	4,291	27,657	31,948	3,949	01/01/06
Carrollton Place(8)	4,078	682	12,166	12,848	474	682	12,640	13,322	1,725	01/01/06
River Place(9)	7,238	837	17,746	18,583	594	837	18,340	19,177	2,656	01/01/06
The Chase at Murray(8)	3,622	550	8,864	9,414	766	550	9,630	10,180	1,597	01/01/06
Western Place(7)	4,744	660	16,332	16,992	497	660	16,829	17,489	2,372	01/01/06
Cape Place(9)	7,631	445	11,207	11,652	538	445	11,745	12,190	1,716	01/01/06
Clemson Place(7)	5,616	759	10,317	11,076	370	759	10,687	11,446	1,514	01/01/06
Berkeley Place(9)	8,400	1,048	18,497	19,545	360	1,048	18,857	19,905	2,619	01/01/06
The Reserve at Martin	—	471	11,784	12,255	762	471	12,546	13,017	1,855	01/01/06
Totals	$405,568	$58,511	$795,142	$853,653	$37,738	$58,511	$832,880	$891,391	$141,507

(1)	The Pointe at South Florida, College Grove, The Commons at Knoxville and The Reserve at Columbia are cross collateralized against the $59,629 outstanding loan discussed in Note 10.

(2)	The Pointe at Penn State, The Reserve at Star Pass and College Station at West Lafayette are cross collateralized against the $71,347 outstanding loan discussed in Note 10.

(3)	The Pointe at Western, The Commons on Kinnear, The Reserve on South College and at The Avenue at Southern are cross collateralized against the $42,353 outstanding loan discussed in Note 10.

(4)	All properties are garden-style student housing communities except for University Towers which is a traditional residence hall.

(5)	Assets have useful lives ranging from 3 to 40 years.

(6)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.

(7)	Troy Place, Clemson Place and Western Place are cross collateralized against the $17,359 outstanding loan discussed in Note 10.

(8)	Carrolton Place and The Chase at Murray are cross collateralized against the $7,700 outstanding loan discussed in Note 10.

(9)	Berkeley Place, River Place and Cape Place are cross collateralized against the $23,269 outstanding loan discussed in Note 10.

The following table reconciles the historical cost of the Trust’s investment in student housing properties for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance, beginning of period	$847,597	$819,188	$863,248
Student housing acquisitions or completed developments	37,670	21,679	—
Student housing dispositions	(2,652)	—	(52,406)
Impairment loss	(1,726)	(1,633)	—
Additions	11,298	13,986	8,463
Disposals	(796)	(5,623)	(117)
Balance, end of period	$891,391	$847,597	$819,188

The following table reconciles the accumulated depreciation of the Trust’s investment in student housing properties for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance, beginning of period	$114,090	$86,209	$58,489
Depreciation	28,522	28,819	32,409
Disposals	(535)	(938)	(77)
Student housing dispositions	(570)	—	(4,612)
Balance, end of period	$141,507	$114,090	$86,209

When the Trust determines that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data.  During 2009 and 2008, management determined that the carrying value of two different student housing communities (one property in 2009 and the other in 2008) may not be recoverable due to a decline in occupancy and trends at the individual communities. The fair value of the properties was estimated and management recorded an impairment loss in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 of $1,726 and $1,633, respectively.

7. Corporate office furniture and other assets

As of December 31, 2009 and 2008, the Trust had corporate office furniture with a historical cost of $3,109 and $2,938, respectively, and accumulated depreciation of $1,991 and $1,473, respectively.  Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years.  Depreciation expense totaled $556, $544 and $407 for the years ended December 31, 2009, 2008 and 2007, respectively.

Other assets consist of the following at December 31, 2009 and 2008:

	2009	2008
Accounts receivable related to pre-development costs	$1,563	$965
Refundable deposit	—	7,162
Prepaid expenses	416	371
Deferred tax asset	395	653
Deferred financing costs	5,141	3,306
Investments in unconsolidated entities	1,450	2,759
Note receivable (see Note 12)	2,021	834
Note receivable (see Note 5)	2,300	—
Other	823	1,385
Total other assets	$14,109	$17,435

8. Investments in unconsolidated entities

The Trust’s ownership in AODC/CPA, LLC, University Village-Greensboro LLC, WEDR Riverside Investors V, LLC, WEDR Stinson Investors V, LLC, APF EDR, LP, and APF EDR Food Services, LP is accounted for under the equity method. The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships.

Financial Position:
As of December 31,	2009	2008
Total assets	$134,781	$147,951
Total liabilities	113,161	114,348
Equity	$21,620	$33,603
Trust’s investment in unconsolidated entities	$1,450	$2,759

Results of Operations:
For the years ended December 31,	2009	2008	2007
Revenues	$15,957	$16,415	$13,283
Net loss	(15,145)	(1,890)	(4,194)
Trust’s equity in earnings (losses) of unconsolidated entities	$(1,410)	$(196)	$(277)

These entities provide development consulting services to third party student housing owners in an agency capacity or own student housing communities which are managed by the Trust.

The equity in losses of unconsolidated entities includes a loss of $1,447 for the year ended December 31, 2009 which resulted from impairment in an underlying student housing asset owned by the unconsolidated limited partnership.  After recognizing the equity in losses of the limited partnership, the Trust reviewed its remaining equity method investment for impairment and determined the carrying value of the investment was not impaired.

9. Incentive plans

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and profits interest units to employees, directors and other key persons providing services to the Trust. As of December 31, 2009, the Trust had 904,000 shares of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At December 31, 2009 and 2008, unearned compensation totaled $40 and $657, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2009, 2008 and 2007, compensation expense of $617, $604 and$604, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of restricted stock.

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

Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with common units of the Operating Partnership for all purposes and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we will not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as noncontrolling interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total compensation cost recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was $677, $761 and $772, respectively.

Additionally during each of the years ended December 31, 2009 and 2008, the Trust issued 4,000 shares of common stock to an executive officer and 4,000 shares to its independent directors pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Stock
	PIU’s	Awards(1)	Total
Outstanding at December 31, 2006	265,000	192,000	457,000
Granted	17,500	8,000	25,500
Retired	(5,000)	—	(5,000)
Outstanding at December 31, 2007	277,500	200,000	477,500
Granted	10,000	8,000	18,000
Retired	(12,500)	—	(12,500)
Outstanding at December 31, 2008	275,000	208,000	483,000
Granted	5,000	8,000	13,000
Retired	(5,000)	—	(5,000)
Outstanding at December 31, 2009	275,000	216,000	491,000
Vested at December 31, 2009	275,000	213,639	488,639

(1)	Includes restricted stock awards.

10. Debt

Revolving credit facility

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility (the “Amended Revolver”) dated March 30, 2006. The Amended Revolver had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95,000 and within the first two years of the agreement may be expanded to a total of $150,000 upon satisfaction of certain conditions.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2009, our borrowing base was $43,187, we had no amounts outstanding under the agreement and we had letters of credit outstanding of $2,000 (see Note 16); thus, our remaining borrowing base availability was $41,187.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Second Amended Revolver. Additionally, the Second Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties. The Second Amended Revolver matures on November 20, 2012, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. The interest rate per annum applicable to the Second Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests.

The Trust is prohibited from making distributions unless either of the following conditions is met: (a) after giving effect to the distribution, the total leverage ratio is less than or equal to 65% prior to November 20, 2012, and less than or equal to 60% thereafter; or (b) the distribution, when considered along with all other distributions for the last 3 quarters, does not exceed 90% of funds from operations for the applicable period.

During the year ended December 31, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering that occurred in July 2009 (see Note 2) to repay the Amended Revolver.

Mortgage and construction debt

At December 31, 2009, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying student housing properties or leaseholds of:

	Outstanding at
	December 31,		Maturity
Property	2009	Interest Rate	Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,213	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	59,629	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,328	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	71,347	6.02%	1/1/2016	30 Year
Campus Lodge	35,276	6.97%	5/1/2012	30 Year
Pointe West	10,448	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	42,353	3.64%	1/1/2014	30 Year
The Reserve on Frankford	6,938	3.54%	1/1/2014	30 Year
The Reserve at Saluki Pointe – Phase I	10,759	1.33%	6/28/2010	(1)
The Reserve at Saluki Pointe – Phase II	9,323	2.23%	6/28/2010	(1)
University Village Apartments on Colvin	8,826	1.33%	9/29/2011	(2)
Troy Place/Clemson Place/Western Place	17,359	5.45%	1/1/2017	30 Year
Carrollton Place/Murray Place	7,700	4.96%	1/1/2015	30 Year
Berkeley Place/River Place/Cape Place	23,269	5.67%	1/1/2020	30 Year
Total debt /weighted average rate	405,568	5.33%
Unamortized premium	797
Total net of unamortized premium	406,365
Less current portion	(23,957)
Total long-term debt, net of current portion	$382,408

(1)
The construction debt encumbering The Reserve at Saluki Pointe is interest only through June 28, 2010, the initial maturity date.  The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

(2)
The construction debt encumbering the University Village Apartments on Colvin is interest only through September 29, 2011, the initial maturity date.  The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

The Trust also has a credit facility with Fannie Mae (the “Master Secured Credit Facility”) that was entered into on December 31, 2008. The proceeds of approximately $197,735 were used to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009. The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, $2,052 in deferred financing costs, pay down the Amended Revolver and pay for other corporate working capital needs. The Trust accounted for the transaction as a legal defeasance and recognized a loss of $4,360 on the early extinguishment of debt during 2008.  During 2009, the Trust received a refund of defeasance costs resulting in an $830 gain on the extinguishment.  The Master Secured Credit Facility contains financial covenants that include consolidated net worth and liquidity tests.  As of December 31, 2009 and 2008, $49,292 and $49,874 of the amounts outstanding under the Master Secured Credit Facility bear interest at variable rates based on the 30-day LIBOR plus an applicable margin, respectively.  In order to hedge the interest rate risk associated with the variable rate loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gain or loss associated with this derivative instrument in earnings.  At December 31, 2009 and 2008, the cap had a value of $286 and $82, respectively, and is classified in other assets in the accompanying consolidated balance sheets. Fair value was determined at each balance sheet date using Level 2 inputs as defined by the authoritative guidance that describes the fair value hierarchy.

On November 6, 2009, the Trust repaid $98,660 of mortgage debt that was due to mature on December 9, 2009 with proceeds of $76,000 from the follow-on common stock offering discussed in Note 2.  The remaining $22,660 of debt was repaid using availability under the Amended Revolver. The following debt was repaid on November 6, 2009:

	Prepaid on
	November 6,	Contractual Fixed	Maturity
Property	2009	Interest Rate	Date	Amortization
Troy Place	$9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year
Total	$98,660

On December 2, 2009, the Trust completed a $48,327 expansion of the existing Master Secured Credit Facility and used a portion of the proceeds to repay the Second Amended Revolver.  In connection with the expansion the following properties were encumbered (including Western Place, Berkeley Place and Carrolton Place that were previously unencumbered):

	Outstanding at
	December 31,			Maturity
Property	2009	Interest Rate		Date	Amortization
Troy Place/ Clemson Place/ Western Place	$17,359	fixed	5.45%	1/1/2017	30 Year
River Place/ Cape Place/ Berkeley Place	23,269	fixed	5.67%	1/1/2020	30 Year
Murray Place/ Carrollton Place	7,699	fixed	4.96%	1/1/2015	30 Year
Total	$48,327

At December 31, 2009, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (The Reserve at Saluki Pointe- Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 28, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis. The Trust incurred $81 in deferred financing costs in connection with the construction loans in 2008.

At December 31, 2009, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

At December 31, 2008, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying student housing properties or leaseholds of:

	Outstanding at
	December 31,		Maturity
Property	2008	Interest Rate	Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,291	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	60,263	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,492	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	72,106	6.02%	1/1/2016	30 Year
Campus Lodge	35,841	6.97%	5/1/2012	30 Year
Pointe West	10,637	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	42,854	3.91%	1/1/2014	30 Year
The Reserve on Frankford	7,020	3.81%	1/1/2014	30 Year
The Reserve at Saluki Pointe	10,901	2.57%	6/28/2012	30 Year
University Village Apartments on Colvin	191	2.30%	9/29/2013	30 Year
Troy Place	9,440	6.44%	12/9/2009	30 Year
The Reserve at Jacksonville	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Place	24,540	6.44%	12/9/2009	30 Year
River Place	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Place	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
The Reserve at Martin	8,960	6.44%	12/9/2009	30 Year
Total debt /weighted average rate	441,056	5.77%
Unamortized premium	1,203
Total net of unamortized premium	442,259
Less current portion	101,631
Total long-term debt, net of current portion	$340,628

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

The following table reconciles the carrying amount of mortgage and construction notes payable as of and for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance, beginning of period	$442,259	$420,940	$423,933
Additions	66,143	233,827	57,800
Repayments of principal	(101,631)	(212,038)	(60,158)
Amortization of premium	(406)	(470)	(635)
Balance, end of period	$406,365	$442,259	$420,940

Scheduled maturities of all outstanding debt as of December 31, 2009 are as follows:

Year
2010	$23,957
2011	12,952
2012	68,617
2013	33,028
2014	100,115
Thereafter	166,899
Total	405,568
Debt premium	797
Outstanding as of December 31, 2009, net of debt premium	$406,365

11. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services, and management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level.

The following tables represent the Trust’s segment information for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009					Year Ended December 31, 2008

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment Revenues:
Student housing leasing revenue	$110,810	$—	$—	$—	$110,810	$107,149	$—	$—	$—	$107,149
Student housing food service revenue	2,267	—	—	—	2,267	2,378	—	—	—	2,378
Other leasing revenue	—	—	—	—	—	7,145	—	—	—	7,145
Third-party development consulting services	—	8,178	—	—	8,178	—	8,303	—	—	8,303
Third-party management services	—	—	3,221	—	3,221	—	—	3,672	—	3,672
Intersegment revenues	—	1,129	4,419	(5,548)	—	—	661	4,290	(4,951)	—
Operating expense reimbursements	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment revenues	113,077	9,307	7,640	4,174	134,198	116,672	8,964	7,962	5,845	139,443
Segment operating expenses:
Student housing leasing operations	55,161	—	—	—	55,161	55,120	—	—	—	55,120
Student housing food service operations	2,156	—	—	—	2,156	2,257	—	—	—	2,257
General and administrative	—	3,261	7,135	(96)	10,300	3	4,196	7,234	(337)	11,096
Intersegment expenses	4,419	—	—	(4,419)	—	4,290	—	—	(4,290)	—
Reimbursable operating expenses	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment operating expenses	61,736	3,261	7,135	5,207	77,339	61,670	4,196	7,234	6,169	79,269
Net operating income (loss)	51,341	6,046	505	(1,033)	56,859	55,002	4,768	728	(324)	60,174
Nonoperating expenses(1)	54,349	(86)	—	—	54,263	60,114	(76)	—	—	60,038
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(3,008)	6,132	505	(1,033)	2,596	(5,112)	4,844	728	(324)	136
Equity in earnings (losses) of unconsolidated entities	(1,406)	(4)	—	—	(1,410)	(192)	(4)	—	—	(196)
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations (2)	$(4,414)	$6,128	$505	$(1,033)	$1,186	$(5,304)	$4,840	$728	$(324)	$(60)
Total segment assets, as of December 31, 2009 and 2008 (3)(4)	$766,655	$3,742	$5,535	$—	$775,932	$760,477	$2,381	$4,567	$—	$767,425

(1) Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses, which are classified as operating expenses in accordance with GAAP, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2) Reconciliation of segment revenues and segment net income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated revenues and net loss before income taxes, redeemable noncontrolling interests  and discontinued operations for the years ended December 31:

	2009	2008
Total segment revenues	$139,746	$144,394
Elimination of intersegment revenues	(5,548)	(4,951)
Total consolidated revenues	134,198	139,443

Segment net income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations	1,186	(60)
Other unallocated corporate expenses	(6,336)	(6,761)
Net loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(5,150)	$(6,821)

(3) Reconciliation of segment assets to the Trust’s total assets:
Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$775,932	$767,425
Unallocated corporate amounts:
Cash	22,638	3,765
Other assets	4,019	6,242
Deferred financing costs, net	2,024	215
Total assets, end of period	$804,613	$777,647

(4)
The increase in segment assets related to student housing leasing is primarily related to the development of two wholly owned student apartment communities in Carbondale, IL and Syracuse, NY (see Note 4) offset by the impairment loss of $1,726 recorded in 2009 (see Note 6).  The increase in segment assets related to development consulting services is primarily due to a $610 increase in operating cash related to the timing of the receipt of project fees and a $946 net increase in receivables for reimbursable project costs related to development projects. The increase in segment assets related to management services is primarily due to an increase in operating cash related to distributions from AODC.

	Year Ended December 31, 2008					Year Ended December 31, 2007

	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	107,149	—	—	—	107,149	$85,175	$—	$—	$—	$85,175
Student housing food service revenue	2,378	—	—	—	2,378	2,359	—	—	—	2,359
Other leasing revenue	7,145	—	—	—	7,145	13,811	—	—	—	13,811
Third-party development consulting services	—	8,303	—	—	8,303	—	5,411	—	—	5,411
Third-party management services	—	—	3,672	—	3,672	—	—	3,391	—	3,391
Intersegment revenues	—	661	4,290	(4,951)		—	—	3,409	(3,409)	—
Operating expense reimbursements	—	—	—	10,796	10,796	—	—	—	9,330	9,330
Total segment revenues	116,672	8,964	7,962	5,845	139,443	101,345	5,411	6,800	5,921	119,477
Segment operating expenses:
Student housing leasing operations	55,120	—	—	—	55,120	40,798	—	—	—	40,798
Student housing food service operations	2,257	—	—	—	2,257	2,236	—	—	—	2,236
General and administrative	3	4,196	7,234	(337)	11,096	105	2,787	6,628	—	9,520
Intersegment expenses	4,290	—	—	(4,290)	—	3,409	—	—	(3,409)	—
Reimbursable operating expenses	—	—	—	10,796	10,796	—	—	—	9,330	9,330
Total segment operating expenses	61,670	4,196	7,234	6,169	79,269	46,548	2,787	6,628	5,921	61,884
Net operating income	55,002	4,768	728	(324)	60,174	54,797	2,624	172	—	57,593
Nonoperating expenses(1)	60,114	(76)	—	—	60,038	58,007	—	—	—	58,007
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	(5,112)	4,844	728	(324)	136	(3,210)	2,624	172	—	(414)
Equity in earnings (losses) of unconsolidated entities	(192)	(4)	—	—	(196)	(510)	233	—	—	(277)
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations (2)	$(5,304)	$4,840	$728	$(324)	$(60)	$(3,720)	$2,857	$172	$—	$(691)
Total segment assets, as of December 31, 2008 and 2007 (3)	$760,477	$2,381	$4,567	$—	$767,425	$751,086	$4,528	$6,505	$—	$762,119

(1) Nonoperating expenses include interest expense, interest income, gains (losses) on extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses. Certain expenses, which are classified as operating expenses in accordance with GAAP, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2) Reconciliation of segment revenues and segment net loss before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated revenues and net loss before income taxes, redeemable noncontrolling interests and discontinued operations for the years ended December 31:

	2008	2007
Total segment revenues	$144,394	$122,886
Elimination of intersegment revenues	(4,951)	(3,409)
Total consolidated revenues	139,443	119,477

Segment net loss before income taxes, redeemable noncontrolling interests and discontinued operations	(60)	(691)
Other unallocated corporate expenses	(6,761)	(6,828)
Net loss before income taxes, redeemable noncontrolling interests and discontinued operations	$(6,821)	$(7,519)

(3) Reconciliation of segment assets to the Trust’s total assets:
Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$767,425	$762,119
Unallocated corporate amounts:
Cash	3,765	298
Other assets	6,242	4,377
Deferred financing costs, net	215	666
Total assets, end of period	$777,647	$767,460

12. Related party transactions

In October of 2007, the Operating Partnership entered into a note receivable with University Village-Greensboro, LLC (“the LLC”) in the amount of $845.  The note was interest only through December 31, 2007 and accrued interest at 10% per annum.  On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On November 11, 2009, the Operating Partnership amended the note receivable with the LLC by increasing the amount outstanding under the note to $2,021 and revising the maturity date to December 31, 2019.  The amended note also contains provisions for the distribution of excess cash to the Operating Partnership as defined by the agreement and limits the amount of cash distributions available to the LLC’s owners. On the maturity date, all unpaid principal and interest are due in full.  As of December 31, 2009 and 2008, the note had an outstanding balance of $2,021 and $834, respectively.  The Operating Partnership has a 25% ownership stake in the LLC (see Note 2) and is secured by a second deed of trust to the student housing property; thus, the loan is subordinated to the construction debt held by the LLC discussed in Note 16.

The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), which is100% owned by the chairman of the board of directors of the Trust. These costs relate to human resources, information technology, legal and certain management personnel. The Trust allocates the costs to A&O based on time and effort expended. Indirect costs are allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For the years ended December 31, 2009, 2008 and 2007, the Trust incurred common costs on behalf of A&O in the amount of $141, $152 and $186, respectively.

The Trust engages A&O to procure furniture, fixtures and equipment from third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurs a service fee in connection with this arrangement and the expense totaled $244 and $200 for the years ended December 31, 2009 and 2008, respectively, and less than $100 for the year ended December 31, 2007.

13. Lease commitments and unconditional purchase obligations

The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2015. Rental expense under the operating lease agreements totaled $593, $512 and $557, for the years ended December 31, 2009, 2008 and 2007, respectively. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2010.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2009 are as follows:

Year Ending	Advertising	Leases
2010	$49	$3,873
2011	6	3,385
2012	2	2,537
2013	—	1,836
2014	—	704
Thereafter	—	250

Additionally the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the lease terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. At December 31, 2009 and 2008, deferred rent totaled $207 and $279, respectively.

14. Employee savings plan

The Trust’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $191, $198 and $168 for the years ended December 31, 2009, 2008 and 2007, respectively.

15. Accrued expenses

Accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008
Payroll	$2,424	$2,473
Real estate taxes	3,715	3,548
Interest	1,618	1,158
Utilities	1,170	1,095
Other	2,496	2,028
Total accrued expenses	$11,423	$10,302

16. Commitments and contingencies

In June 2001, the previous owner of one of our properties received notification from the United States Department of Justice of an on-going investigation regarding possible violations of the American Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988. In October 2002, the investigations were delayed for an undetermined period of time and therefore such has not been fully resolved. Management does not believe the resolution of this matter will result in a material adverse effect on the Trust’s consolidated financial statements.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at December 31, 2009 and is secured by the Second Amended Revolver.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village – Greensboro LLC (“LLC”) in order to receive a 25% ownership stake in the venture with College Park Apartments. The debt matures on May 10, 2011. Construction was completed, and the student housing community occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $22,870 at December 31, 2009. On October 30, 2008, the LLC borrowed an additional $1,200, which was also guaranteed by the Operating Partnership that was repaid on November 10, 2009. The Operating Partnership loaned the LLC an additional $1,200 in order to repay this loan by increasing the note receivable due to the Operating Partnership to $2,021 and amending the maturity date to December 31, 2019 as discussed in Note 12.

Additionally, three of the Trust’s other investments in unconsolidated entities have outstanding mortgage indebtedness totaling $87,850 at December 31, 2009.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the student housing properties that would have a material adverse effect on the Trust’s consolidated financial statements.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our consolidated financial statements.

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

The Operating Partnership entered into a letter of credit agreement to the benefit of the lender in conjunction with the termination of the lease with Place on February 1, 2008. The letter of credit remains outstanding in the amount of $500 at December 31, 2009 and is secured by the Second Amended Revolver.

 After being awarded a development consulting contract, the Trust will enter predevelopment consulting contracts with educational institutions to develop student housing properties on their behalf.  The Trust will enter reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At December 31, 2009 and 2008, the Trust had recorded $1,563 and $965, respectively, of predevelopment costs which are reflected in other assets in the accompanying consolidated balance sheets (see Note 7).

17. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is summarized below:

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$33,869	$31,985	$32,502	$35,842	$134,198
Operating expenses (1)	26,518	25,916	33,045	28,127	113,606
Nonoperating expenses (2)	6,604	5,433	6,373	5,922	24,332
Equity in earnings (losses) of unconsolidated entities (3)	100	46	(152)	(1,404)	(1,410)
Income taxes expense	(188)	(502)	(513)	(717)	(1,920)
Noncontrolling interests	(210)	53	200	(207)	(164)
Discontinued operations (6)	(16)	(2)	(3)	—	(21)
Net income (loss) attributable to Education Realty Trust, Inc.	$433	$231	$(7,384)	$(535)	$(7,255)
Net income (loss) per share-basic and diluted	$0.02	$0.01	$(0.15)	$(0.01)	$(0.18)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$34,212	$36,828	$32,333	$36,070	$139,443
Operating expenses(4)	26,753	27,165	32,418	29,524	115,860
Nonoperating expenses(5)	6,289	6,221	6,519	11,179	30,208
Equity in earnings (losses) of unconsolidated entities	(1)	(26)	(196)	27	(196)
Income taxes (expense)/benefit	(191)	18	(709)	(241)	(1,123)
Noncontrolling interests	(97)	(74)	329	(30)	128
Discontinued operations (6)	8	(42)	(79)	(18)	(131)
Net income (loss) attributable to Education Realty Trust, Inc.	$889	$3,318	$(7,259)	$(4,895)	$(7,947)
Net income (loss) per share-basic and diluted	$0.03	$0.12	$(0.26)	$(0.17)	$(0.28)
(1) Operating expenses in the 4th quarter of 2009 include a $1,726 impairment loss.

(2) Nonoperating expenses in the 2nd quarter of 2009 include a $830 gain on extinguishment of debt.

(3) Equity in earnings for the 4th quarter of 2009 includes the Trust’s share of an impairment loss of student housing assets recorded by one of the joint ventures in the amount of $1,447.

(4) Operating expenses in the 4th quarter of 2008 include a $2,021 impairment loss.

(5) Nonoperating expenses in the 4th quarter of 2008 include a $4,360 loss on the early retirement of debt.

(6) All quarterly information presented above for 2009 and 2008 reflects the classification of College Station’s financial results as discontinued operations.  The property was sold during 2009.

18. Subsequent events

On January 8, 2010, our board of directors declared a fourth quarter distribution of $0.05 per share of common stock for the quarter ended on December 31, 2009. The distribution is payable on February 15, 2010 to stockholders of record at the close of business on January 29, 2010.

Subsequent to December 31, 2009, the Company violated the change in control provision contained in the Master Secured Credit Facility due to changes in senior management.  The Company amended the Master Secured Credit Facility to change the definition of change in control prospectively and obtained a waiver of the event of default from the creditor.

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

Our management, with the participation of our principal executive officer and financial officers, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Trust in the Trust’s Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B. Other Information.

Amendment of Master Secured Credit Facility

As of December 31, 2009, the Trust was in compliance with all covenants related to our Master Secured Credit Facility. Due to certain changes in senior management of the Trust, as of February 13, 2010, the Trust was not in compliance with the change of control provisions of the Master Secured Credit Facility. Though it provided no notice of such non-compliance, the lender retroactively waived any event of default arising from such non-compliance. On February 25, 2010, we amended our Master Secured Credit Facility to (i) modify the definition of “Change of Control” to delete the requirements related to certain individuals holding positions of senior management of the Trust and (ii) provide that we will give the lender notice of any change in the individuals holding the offices of Chief Executive Officer or Chief Financial Officer of the Trust within ten (10) days of such change. The remaining terms and conditions of the Master Secured Credit Facility remain unchanged.

The foregoing description of the amendments to the Master Secured Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 1 to the Master Secured Credit Facility, a copy of which is filed herewith as Exhibit 10.45 to this Annual Report and which is incorporated herein by reference.

Adoption of Education Realty Trust, Inc. 2010 Long-Term Incentive Plan

On March 11, 2010, the Compensation Committee adopted the 2010 Long-Term Incentive Plan (the “LTIP”). The purposes of the LTIP are to attract, retain and motivate the executive officers and certain key employees of the Trust (the “Participants”) and to promote the long-term growth and profitability of the Trust. Awards under the LTIP will be made pursuant to the Trust’s 2004 Incentive Plan and will consist of a mixture of time vested restricted stock and performance vested restricted stock units.

Restricted Stock (Time Vested)

One-half (1/2) of a Participant’s award will consist of a grant of restricted shares of the Trust’s common stock (“Restricted Stock”). The Restricted Stock will vest in three equal annual installments as long as the Participant is an employee of the Trust on the vesting date. The Restricted Stock is entitled to voting and dividend rights from the effective date of the grant but is not transferable by the Participant until such shares have vested in accordance with the terms of the Participant’s Restricted Stock Award Agreement (the “RSA Agreement”).

In the event of a “Change of Control” (as defined in the LTIP) of the Trust, a termination of the Participant’s employment by the Trust without “Cause” (as defined in the LTIP) or a termination of employment by the Participant for “Good Reason” (as defined in the LTIP), all unvested shares of Restricted Stock will accelerate and be fully vested and delivered to the Participant. Unvested shares of Restricted Stock will also vest in the event of termination of the Participant’s employment due to death or “Disability” (as defined in the LTIP).

Restricted Stock Units (Performance Shares)

The remaining one-half (1/2) of a Participant’s award will consist of a grant of restricted stock units (“RSUs”) with each RSU representing the right to receive in the future one share of the Trust’s common stock. The vesting of RSUs is based upon the Trust’s achievement of total stockholder returns in relation to the average total stockholder return of a peer group over the period beginning January 1, 2010 to January 1, 2013 (the “Performance Period”). RSUs granted to Participants will be subject to the terms and conditions of the Participant’s Restricted Stock Unit Award Agreement (“RSU Agreement”).

The Compensation Committee will grant RSUs to each Participant equal to the number of shares that such Participant would earn if “maximum performance” were achieved. The Compensation Committee will determine whether and to what extent the performance goal has been met at the end of the Performance Period (the “Determination Date”). RSUs will be converted into shares of common stock based upon the Trust’s achievement of the “threshold,” “target” or “maximum” total stockholder return performance goals on the Determination Date. Only the number of RSUs that equate to actual performance, as determined by the Compensation Committee pursuant to Schedule A of the LTIP, will be eligible to vest (such RSUs that satisfy the performance goals on the Determination Date are referred to as “Eligible Shares”) and convert to fully vested shares of common stock, as further set forth in the applicable Restricted Stock Unit Award Agreement. After the Determination Date, any RSUs that are not converted into Eligible Shares will be forfeited by the Participant.

No dividend payments will accrue or be paid with respect to any RSUs. If the performance goals are met, a Participant will earn dividends on the Eligible Shares and will have voting rights with respect to the Eligible Shares.

Termination of a Participant’s employment prior to the end of the Performance Period will result in the forfeiture of the RSUs by the Participant, and no payments will be made with respect thereto; provided, however, that, if Participant’s employment is terminated prior to the end of the Performance Period as a result of Participant’s death or Disability, the Compensation Committee will determine the number of RSUs that will convert to Eligible Shares by (i) applying the performance criteria set forth in the LTIP using the effective date of the Disability or the date of death, as applicable, and (ii) multiplying the number of Eligible Shares so determined by 0.3333, 0.6667 or 1.0 if the if the death or Disability occurs in 2010, 2011 or 2012, respectively.

If a Change of Control occurs prior to the end of the Performance Period, the Compensation Committee will determine the number of RSUs that will convert to Eligible Shares by (i) applying the performance criteria set forth in the LTIP using the effective date of the Change of Control as the end of the Performance Period, and by proportionately adjusting the performance criteria for such shortened Performance Period, and (ii) multiplying the number of Eligible Shares by 0.3333, 0.6667 or 1 if the Change of Control occurs in 2010, 2011 or 2012, respectively.

The foregoing description of the LTIP, the Restricted Stock Award Agreement and the Restricted Stock Unit Award Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the LTIP, the form of RSA Agreement and the form of RSU Agreement, copies of which are filed herewith as Exhibits 10.40, 10.41 and 10.42, respectively, to this Annual Report and which are incorporated herein by reference.

Amendment to 2004 Incentive Plan

On March 11, 2010, the Compensation Committee adopted an amendment to the 2004 Incentive Plan which excludes “Restricted Stock Awards” (as defined in the 2004 Incentive Plan) from the annual limitation of 100,000 shares of common stock that an individual may receive pursuant to “Incentive Awards” (as defined in the 2004 Incentive Plan) granted to such individual (the “Annual Limitation Amendment”). The Annual Limitation Amendment has no effect on the total number of shares of common stock available for issuance under the 2004 Incentive Plan, has no dilutive effect upon the stockholders of the Trust and has no effect on the Trust’s ability to avail itself of the beneficial federal income tax treatment afforded by Section 162(m) of the Code with respect to “performance-based” compensation. The remaining terms and conditions of the 2004 Incentive Plan remain unchanged.

The foregoing description of the Annual Limitation Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No.1 to the 2004 Incentive Plan, a copy of which is filed herewith as Exhibit 10.47 to this Annual Report and which is incorporated herein by reference.

Amendment of Education Realty Trust, Inc. Incentive Compensation Plan For Executive Officers

 On March 11, 2010, the Compensation Committee adopted an amendment to the Education Realty Trust, Inc. Incentive Compensation Plan for executive officers (the “Incentive Plan”) which provides that budgeted funds from operations-adjusted will serve as the performance metric for determining financial achievement of quantitative goals at the consolidated Trust level for annual incentive cash bonus awards granted to executive officers of the Trust.  The Trust previously used budgeted pre-tax net operating income as the performance metric for establishing the payout applicable to the Trust performance component of such annual incentive cash bonus awards. The remaining terms and conditions of the Incentive Plan remain unchanged.

The foregoing description of the amendment to the Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Incentive Plan, a copy of which is filed herewith as Exhibit 10.38 to this Annual Report and which is incorporated herein by reference.

Retirement of Thomas J. Hickey

On March 15, 2010, the Trust and Thomas J. Hickey mutually agreed that Mr. Hickey would receive a reduced annual base salary of $140,000 effective as of March 1, 2010 (the “Reduction”) and would retire from his employment with the Trust effective May 1, 2010 (the “Retirement Date”) in order to afford Mr. Hickey the opportunity to devote more time to his other interests outside of the Trust.

In connection with the foregoing actions, Mr. Hickey has entered into an Amendment, Waiver and Retirement Agreement with the Trust (the “Retirement Agreement”). Additionally, as required by Section 6(b) of Mr. Hickey’s Amended and Restated Executive Employment dated October 29, 2008 (the “Employment Agreement”), a copy of which was filed as Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q filed on November 4, 2008 and which is incorporated herein by reference, Mr. Hickey has agreed to execute a Release on the Retirement Date, the form of which is included as Exhibit A to the Retirement Agreement.

Pursuant to the Retirement Agreement, the Trust will pay Mr. Hickey: (i) all accrued but unpaid wages and vacation through the Retirement Date based upon the Reduction, (ii) all approved, but unreimbursed, business expenses, and (iii) any COBRA continuation coverage premiums required for the coverage of Mr. Hickey and his eligible dependents under the Trust’s major medical group health plan for a period of up to eighteen (18) months. In addition, the Trust will pay Mr. Hickey a severance payment in the amount of $171,000 payable over a period of  twelve (12) months, in accordance with the Trust’s regular payroll practices. In consideration of these payments, Mr. Hickey has agreed that, on the Retirement Date, he will execute the Release which will serve as a general release of potential claims against the Trust and certain of its related parties as of the Retirement Date.

Additionally, Mr. Hickey has acknowledged that all payments and benefits to be received under the Retirement Agreement are conditioned upon (i) his execution and non-revocation of the Retirement Agreement and the Release and (ii) his continued compliance with the restrictive covenants set forth in Sections 8(f)-(i) of the Employment Agreement and any and all other post-termination obligations set forth in the Employment Agreement, Retirement Agreement and Release.

The foregoing description of the Retirement Agreement and the Release does not purport to be complete and is qualified in its entirety by reference to the full text of the Retirement Agreement and the Release, copies of which are filed herewith as Exhibit 10.16 to this Annual Report and which are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2009.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation
Plan Category	of Outstanding Options, Warrants and Rights(1)	Outstanding Options Warrants and Rights(1)(2)	Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	629,000(	3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A(	2)
Total	N/A	N/A	629,000
(1)
Does not include 27,000 shares of restricted stock that are subject to vesting requirements and 275,000 PIUs which were issued through EDR’s 2004 Incentive Plan.  As of February 21, 2010, each of the remaining 27,000 shares of restricted common stock had fully vested and were no longer subject to restriction. For a more detailed discussion of PIUs, see Note 9, “Incentive Plans,” to our accompanying consolidated financial statements.

(2)
Does not include 50,000 shares of restricted common stock which were granted to Randall Churchey on January 12, 2010 pursuant to an inducement award.  For a more detailed discussion of the inducement award, see “Item 5 – Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” above.

(3)
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

The remaining information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) List of Documents Filed.
          1. Financial Statements
All financial statements as set forth under Item 8 of this Annual Report on Form 10-K.
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

Education Realty Trust, Inc.
By:	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and Director

Date: March 15, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Date

/s/ Randy Churchey	March 15, 2010
Randy Churchey
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Randall H. Brown	March 15, 2010
Randall H. Brown
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ J. Drew Koester	March 15, 2010
J. Drew Koester
Vice President , Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)

/s/Paul O. Bower	March 15, 2010
Paul O. Bower Chairman of the Board of Directors

/s/ Monte J. Barrow	March 15, 2010
Monte J. Barrow
Director

/s/ William J. Cahill, III	March 15, 2010
William J. Cahill, III
Director

/s/ John L. Ford	March 15, 2010
John L. Ford
Director

/s/ Howard A. Silver	March 15, 2010
Howard A. Silver Director

/s/ Wendell W. Weakley	March 15, 2010
Wendell W. Weakley
Director

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009.)

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc., filed herewith.

10.1
Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)

10.2
First Amendment to the Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q, filed on August 1, 2008.)

10.3
Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.4(1)
Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Amendment No. 4 to its Registration Statement on Form S-11 (File No. 333-119264), filed on January 11, 2005.)

10.5
Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Trust’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-119264), filed on November 4, 2004.)

10.6(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.7(1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.8(1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.9(1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.6 to the Trust’s Quarter Report on Form 10-Q, filed on November 4, 2008.)

10.10 (1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.9 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)

10.11 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.7 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.12(1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.13(1)
Amended and Restated Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)

10.14 (1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010 (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.15 (1)
Separation and Release Agreement by and between Craig L. Cardwell and Education Realty Trust, Inc., dated as of February 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on February 2, 2010.)

10.16 (1)	Amendment, Waiver and Retirement Agreement by and between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of March 15, 2010, filed herewith.

10.17
Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.18
Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.19
Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.20
Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.21
Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.22
Contract of Sale/Contribution made effective as of September 17, 2004, among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10. 23
Contract of Sale made effective as of September 17, 2004, between Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.24
Contract of Sale/Contribution made effective as of September 17, 2004, between Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.25
Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.26
Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

10.27
Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)

10.28
Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)

10.29
Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)

10.30
Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)

10.31
Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)

10.32
Promissory Note, dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)

10.33
Exceptions to Non-Recourse Guaranty dated as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)

10.34
Environmental Indemnity Agreement, dated January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, and EDR Lease Holdings, LLC and EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP in favor of LaSalle Bank, National Association. (Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)

10.35
Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., as borrower, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 6, 2006.)

10.36
Amended and Restated Credit Agreement dated as of March 30, 2006 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 6, 2006.)

10.37
Second Amended and Restated Credit Agreement dated as of November 20, 2009 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 24, 2009.)

10.38(1)	Incentive Compensation Plan for Executive Officers filed herewith.

10.39(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)

10.40(1)	Education Realty Trust, Inc. 2010 Long-Term Incentive Plan, filed herewith.

10.41(1)	Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan, filed herewith.

10.42(1)	Form of Restricted Stock Unit Award Agreement (Performance Shares) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan, filed herewith.

10.43
Master Credit Facility Agreement, dated as of December 31, 2008, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, and Red Mortgage Capital Inc. (Incorporated by reference to Exhibit 10.35 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)

10.44
Amended and Restated Master Credit Facility, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)

10.45
Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital Inc. and Fannie Mae, filed herewith.

10.46 (1)	Schedule of 2009 Annual Incentive Compensation Payouts and 2010 Base Salaries for Named Executive Officers, filed herewith.

10.47 (1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan, filed herewith.

11	Statement Regarding Computation of Per Share Earnings (included within Annual Report on Form 10-K).

12	Statement Regarding Computation of Ratios, filed herewith.

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Denotes a management contract or compensatory plan, contract or arrangement.