Form 10-Q
period 2010-03-31
Education Realty Trust, Inc.
filed 2010-05-07
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 6, 2010, the latest practicable date, the Registrant had outstanding 56,927,966 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2010 and 2009	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2010 and the year ended December 31, 2009	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults upon Senior Securities	41

Item 4. Removed and Reserved	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	42

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$746,616	$749,884
Corporate office furniture, net	1,045	1,118
Cash and cash equivalents	28,384	31,169
Restricted cash	4,282	4,579
Student contracts receivable, net	268	386
Receivable from affiliate	19	18
Management fee receivable from third party	311	277
Goodwill and other intangibles, net	3,070	3,073
Other assets	15,726	14,109
Total assets	$799,721	$804,613

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$405,300	$406,365
Accounts payable	336	235
Accrued expenses	11,493	11,423
Deferred revenue	8,790	10,346
Total liabilities	425,919	428,369

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	11,228	11,079

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 56,714,466 and 56,705,605 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	567	567
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	408,429	410,455
Accumulated deficit	(48,466)	(48,636)
Total Education Realty Trust, Inc. stockholders’ equity	360,530	362,386
Noncontrolling interest	2,044	2,779
Total equity	362,574	365,165
Total liabilities and equity	$799,721	$804,613

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Revenues:
Student housing leasing revenue	$29,651	$29,313
Third-party development services	693	1,457
Third-party management services	866	909
Operating expense reimbursements	1,908	2,190
Total revenues	33,118	33,869
Operating expenses:
Student housing leasing operations	13,438	13,170
General and administrative	4,300	3,994
Depreciation and amortization	7,416	7,164
Reimbursable operating expenses	1,908	2,190
Total operating expenses	27,062	26,518
Operating income	6,056	7,351
Nonoperating expenses:
Interest expense	5,611	6,352
Amortization of deferred financing costs	334	301
Interest income	(117)	(49)
Total nonoperating expenses	5,828	6,604
Income from continuing operations before equity in earnings of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	228	747
Equity in earnings of unconsolidated entities	79	100
Income from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	307	847
Income tax expense (benefit)	(74)	188
Income from continuing operations before redeemable noncontrolling interests and discontinued operations	381	659
Income attributable to redeemable noncontrolling interests	205	201
Income from continuing operations	176	458
Loss from discontinued operations	—	(16)
Net income	176	442
Less: Net income attributable to the noncontrolling interest	6	9
Net income attributable to Education Realty Trust, Inc.	$170	$433

See accompanying notes to the condensed consolidated financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$0.00	$0.02
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.00	$0.02

Weighted average common shares outstanding – basic	56,759,922	28,516,522

Weighted average common shares outstanding – diluted	57,870,917	29,637,517

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$170	$449
Loss from discontinued operations, net of tax	—	(16)
Net income	170	433
Distributions per share of common stock	$0.0500	$0.1025

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2008	28,475,855	$285	$308,356	$(41,381)	$2,918	$270,178
Common stock issued to officers and directors	4,000	—	15	—	—	15
Amortization of restricted stock	9,000	—	151	—	—	151
Cash dividends	—	—	(2,923)	—	(27)	(2,950)
PIU’s issued	—	—	—	—	13	13
Net income	—	—	—	433	9	442
Balance, March 31, 2009	28,488,855	$285	$305,599	$(40,948)	$2,913	$267,849

Balance, December 31, 2009	56,705,605	$567	$410,455	(48,636)	$2,779	$365,165
Common stock issued to officers and directors	4,000	—	22	—	—	22
Amortization of restricted stock	4,861	—	60	—	—	60
PIU’s forfeited	—	—	730	—	(730)	—
Cash dividends	—	—	(2,838)	—	(11)	(2,849)
Net income	—	—	—	170	6	176
Balance, March 31, 2010	56,714,466	$567	$408,429	$(48,466)	$2,044	$362,574

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Operating activities:
Net income	$176	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,416	7,164
Depreciation included in discontinued operations	—	25
Deferred tax expense (benefit)	171	(38)
Loss (gain) on disposal of assets	5	(71)
Amortization of deferred financing costs	334	301
Loss (gain) on interest rate cap	188	(8)
Amortization of unamortized debt premiums/discounts	(99)	(101)
Distributions of earnings from unconsolidated entities	122	85
Noncash compensation expense related to PIUs and restricted stock	182	192
Equity in earnings of unconsolidated entities	(79)	(100)
Redeemable noncontrolling interests	205	201
Change in operating assets and liabilities	(3,757)	4,317
Net cash provided by operating activities	4,864	12,409
Investing activities:
Purchase of corporate furniture and fixtures	(31)	(23)
Restricted cash	297	253
Investment in student housing properties	(4,046)	(2,614)
Payments on note receivable	22	—
Insurance proceeds received from property damage	—	75
Investment in assets under development	—	(9,338)
Investment in unconsolidated entities	(26)	(171)
Net cash used in investing activities	(3,784)	(11,818)
Financing activities:
Payment of mortgage notes	(966)	(639)
Borrowings under mortgage notes and construction loans	—	3,268
Debt refund (issuance) costs	7	(268)
Dividends and distributions paid to common and restricted stockholders	(2,838)	(2,923)
Dividends and distributions paid to noncontrolling interests	(68)	(143)
Net cash used in financing activities	(3,865)	(705)
Net decrease in cash and cash equivalents	(2,785)	(114)
Cash and cash equivalents, beginning of period	31,169	9,003
Cash and cash equivalents, end of period	$28,384	$8,889

See accompanying notes to the condensed consolidated financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$5,194	$5,685
Income taxes paid	$82	$126

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

The Trust operates primarily through a majority-owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership owns, directly or indirectly, interests in collegiate student housing communities located near major universities in the United States.

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	Allen & O’Hara Education Services, Inc. (“AOES”), a Delaware corporation performing collegiate student housing management activities.

•	Allen & O’Hara Development Company, LLC (“AODC”), a Delaware limited liability company providing development consulting services for third party collegiate student housing communities.

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  In the condensed consolidated statements of operations, food service revenue had previously been presented separately from student housing leasing revenue. The reclassification of food service revenue to student housing leasing revenue was not material to our condensed consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures.  As of March 31, 2010, the Trust had $21,997 of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purposes of paying taxes, insurance, principal and interest and funding capital improvements.

Distributions

The Trust pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Internal Revenue Code of 1986, as amended (the “code”), leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant.

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

Acquired student housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition.  Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred.  Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a community, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

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

When a student housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing community has met the held for sale criteria. Operations of student housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented.

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

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of changes in equity.

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

Income taxes

The Trust qualifies as a REIT under the Code. The Trust is generally not subject to federal, state and local income taxes to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income and property and to federal income and excise taxes on its undistributed income.

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

The Trust had no unrecognized tax benefits as of March 31, 2010 and 2009.  As of March 31, 2010, the Trust did not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of March 31, 2010, open tax years generally include tax years for 2006, 2007 and 2008. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At March 31, 2010 and 2009, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB that changed the accounting and reporting for noncontrolling interests. The guidance established the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The guidance also established disclosure requirements to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners. The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”)  and profits interest units (“PIU”) (see Note 9) are now referred to as noncontrolling interests (formerly minority interests).

In connection with the adoption, the Trust also considered the guidance issued by the FASB regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units met the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

The PIUs were determined to be noncontrolling interests that are not redeemable and accordingly these amounts were reclassified to equity in the accompanying condensed consolidated balance sheets and statements of changes in equity.  The PIU holder’s share of income or loss is reported in the accompanying condensed consolidated statements of operations as net income attributable to noncontrolling interests.

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to shares of common stock by weighted average shares of common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. Beginning January 1, 2009, the Trust adopted the authoritative guidance regarding the determination of whether certain instruments are participating securities.  All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are to be included in the computation of earnings per share under the two-class method.  This resulted in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented. The adoption did not have a material impact on the condensed consolidated financial statements.

The following reconciles the basic and diluted weighted average shares as of March 31, 2010 and 2009:

	2010	2009
Basic weighted average shares of common stock outstanding	56,759,922	28,516,522
Operating Partnership Units	903,738	913,738
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	57,870,917	29,637,517

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The carrying value of goodwill was $3,070 at March 31, 2010 and December 31, 2009, of which $2,149 was recorded on the management services segment and $921 was recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. There were no other intangible assets at March 31, 2010 and $3 at December 31, 2009.

Comprehensive Income

The Trust follows the authoritative guidance issued by the FASB relating to the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equal to net income.

Revenue recognition

The Trust recognizes revenue related to leasing activities at the student housing communities owned by the Trust, management fees related to managing third-party student housing communities, development consulting fees related to the general oversight of third-party student housing development and operating expense reimbursements for payroll and related expenses incurred for third-party student housing communities managed by the Trust.

Student housing leasing revenue — Student housing leasing revenue is comprised of all activities related to leasing and operating the student housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. This revenue is reflected in student housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. The Trust has no contingent rental contracts, except as noted below, related to other leasing revenue. At certain student housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete.  For the three months ended March 31, 2010 and 2009, there was no revenue recognized related to cost savings agreements on development projects.

Third-party management services revenue — The Trust enters into management contracts to manage third-party student housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.

Operating expense reimbursements — The Trust pays certain payroll and related costs to operate third-party student housing communities that are managed by the Trust. Under the terms of the related management agreements, the third-party property owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue.

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

In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, with early adoption prohibited. The adoption had no impact on the Trust’s consolidated financial statements.

In January 2010, the FASB updated the authoritative guidance for accounting and reporting for decreases in ownership of a subsidiary. The updated guidance clarifies the scope of the guidance related to a decrease in ownership provisions and expands the disclosures related to the deconsolidation of a subsidiary or group of assets. The updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2009.  The adoption had no impact on the Trust’s consolidated financial statements.

3. Investments in unconsolidated entities

As of March 31, 2010, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the three months ended March 31, 2010 and 2009:

	2010	2009
Results of Operations:
Revenues	$4,192	$4,593
Net income	409	601
Equity in earnings of unconsolidated entities	$79	$100

These entities primarily own collegiate student housing communities which are managed by the Trust.  As of March 31, 2010 and December 31, 2009, the Trust’s investment in unconsolidated entities totaled $1,433 and $1,450, respectively.

4. Debt

Revolving credit facility

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility dated March 30, 2006 (the “Amended Revolver”). The Amended Revolver had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95,000 and within the first two years of the agreement may be expanded to a total of $150,000 upon satisfaction of certain conditions.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the Second Amended Revolver and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2010, our borrowing base was $43,048, we had no amounts outstanding under the Second Amended Revolver and we had a letter of credit outstanding of $1,500 (see Note 6); thus, our remaining borrowing base availability was $41,548.

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

During the year ended December 31, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering that was conducted in July 2009 (see Note 2) to repay the outstanding balance of the Amended Revolver.

Mortgage and construction debt

At March 31, 2010, the Trust had outstanding mortgage and construction indebtedness of $404,602 (excluding unamortized debt premium of $698). $28,908 relates to construction debt that is disclosed below and $132,509 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $243,185 of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”).  $49,133 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin (3.61%). The remaining outstanding balance of $194,052 bears interest at a weighted average fixed rate of 5.88%.

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.  At March 31, 2010 and December 31, 2009, the cap had a value of $98 and $286, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

At March 31, 2010, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

At March 31, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness at March 31, 2010 are as follows:

Fiscal Year Ending
2010 (9 months ending December 31, 2010)	$22,991
2011	12,952
2012	68,617
2013	33,028
2014	100,115
Thereafter	166,899
Total	404,602
Unamortized debt premium/discounts	698
Outstanding at March 31, 2010, net of unamortized premiums/discounts	$405,300

At March 31, 2010, the outstanding mortgage and construction debt had a weighted average interest rate of 5.33% and carried a weighted average term to maturity of 4.83 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services and management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010					Three Months Ended March 31, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$29,651	$—	$—	$—	$29,651	$29,313	$—	$—	$—	$29,313
Third-party development consulting services	—	693	—	—	693	—	1,457	—	—	1,457
Third-party management services	—	—	866	—	866	—	—	909	—	909
Intersegment revenues	—	—	1,131	(1,131)	—	—	474	1,125	(1,599)	—
Operating expense reimbursements	—	—	—	1,908	1,908	—	—	—	2,190	2,190
Total segment revenues	29,651	693	1,997	777	33,118	29,313	1,931	2,034	591	33,869
Segment operating expenses:
Student housing leasing operations	13,438	—	—	—	13,438	13,170	—	—	—	13,170
General and administrative	—	778	2,106	—	2,884	—	732	1,968	(37)	2,663
Intersegment expenses	1,131	—	—	(1,131)	—	1,125	—	—	(1,125)	—
Reimbursable operating expenses	—	—	—	1,908	1,908	—	—	—	2,190	2,190
Total segment operating expenses	14,569	778	2,106	777	18,230	14,295	732	1,968	1,028	18,023
Net operating income (loss)	15,082	(85)	(109)	—	14,888	15,018	1,199	66	(437)	15,846
Nonoperating expenses(1)	12,992	(23)	—	—	12,969	13,429	(11)	—	—	13,418

	Three Months Ended March 31, 2010					Three Months Ended March 31, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total
Income (loss) before equity in earnings of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	2,090	(62)	(109)	—	1,919	1,589	1,210	66	(437)	2,428
Equity in earnings of unconsolidated entities	79	—	—	—	79	100	—	—	—	100
Income (loss) before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$2,169	$(62)	$(109)	$—	$1,998	$1,689	$1,210	$66	$(437)	$2,528
Total segment assets, as of March 31, 2010 and December 31, 2009 (3)	$763,254	$3,914	$4,139	$—	$771,307	$766,655	$3,742	$5,535	$—	$775,932

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

(2)
The following is a reconciliation of the reportable segments’ net income before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated net income before income taxes, redeemable noncontrolling interests and discontinued operations for the three months ended March 31:

	2010	2009
Income before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$1,998	$2,528
Other unallocated corporate expenses	(1,691)	(1,681)
Income before income taxes, redeemable noncontrolling interests and discontinued operations	$307	$847

(3)	The decrease in segment assets related to management services is primarily due to a decrease in operating cash related to the timing of insurance payments offset by the increase in prepaid insurance.

6. Commitments and contingencies

In connection with the acquisition of certain of the Trust’s properties, the previous owner disclosed to the Trust in 2004 that, in June 2001, the United States Department of Justice (“DOJ”) had notified the previous owner of an on-going investigation regarding possible violations of the Americans with Disabilities Act of 1990 (“ADA”) and the Fair Housing Amendments Act of 1988 (“FHAA”). The previous owner disclosed to us in 2004 that DOJ had reviewed the property plans for certain of its properties, that DOJ had not issued a report regarding its review, that in October 2002, DOJ had indicated to the previous owner that the investigation was being delayed for an undetermined period of time, and that DOJ had not contacted the previous owner between 2002 and August 2004. In February 2010, DOJ served a subpoena on the Trust seeking access to one of the purchased properties in connection with a complaint filed by DOJ in March 2009 against the previous owner. The investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings between the Trust and DOJ or the previous owner. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. The Trust is unable to predict the outcome of the DOJ’s investigation.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at March 31, 2010 and is secured by the Second Amended Revolver.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC (“LLC”) in order to receive a 25% ownership stake in the venture with College Park Apartments.  The debt matures on May 10, 2011. Construction was completed, and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced. The debt has an outstanding balance of $22,721 at March 31, 2010.  In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845.  The note was interest only through December 31, 2007 and accrued interest at 10% per annum.  On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis.  On the maturity date, all unpaid principal and interest are due in full.  On October 30, 2008, the LLC borrowed an additional $1,200, which was also guaranteed by the Operating Partnership that was repaid on November 10, 2009. The Operating Partnership loaned the LLC an additional $1,200 in order to repay this loan by increasing the note receivable due to the Operating Partnership to $2,021 and amending the maturity date to December 31, 2019. As of March 31, 2010 and December 31, 2009, the note has an outstanding balance of $1,991 and $2,021, respectively, and is subordinated to the construction debt held by the LLC discussed above.  The balance is reflected in other assets in the accompanying condensed consolidated balance sheets.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the student housing communities that would have a material adverse effect on the Trust’s consolidated financial condition or results of operations.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Under the terms of the limited partnership agreement of University Towers Operating Partnership, LP, so long as the contributing owners of such property hold at least 25% of the University Towers Partnership Units, the Trust has agreed to maintain certain minimum amounts of debt on the property to avoid triggering gain to the contributing owners. If the Trust fails to do this, the Trust must repay the contributing owners the amount of taxes they incur.

Under the terms of the purchase agreement with Place Properties, L.P., the Trust remains a party to a tax indemnification agreement whereby a payment could be required to be made to the former owner if any of the Place-communities are sold within five years of the purchase date.  The contingency expires in January 2011.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing communities on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At March 31, 2010 and December 31, 2009, the Trust had reimbursable predevelopment costs of $2,185 and $1,563, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

7. Acquisition and development of real estate investments

On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,099 in order to develop a wholly owned student apartment community near Southern Illinois University. After the acquisition, the Trust incurred an additional $20,580 and $11,797 in costs to develop the first and second phases of the development which opened in August of 2008 and 2009, respectively.

During 2008, the Trust also began development of a wholly-owned student apartment community located on the campus of Syracuse University. The Trust incurred $25,792 in costs to develop the community which opened in August of 2009.  In addition, the Trust owns and manages the community under a long-term ground lease from Syracuse University.

All costs related to the completed developments discussed above are classified in student housing properties, net in the accompanying condensed consolidated balance sheets.

8. Disposition of real estate investments and discontinued operations

On April 7, 2009, the Trust sold the College Station student housing community for a purchase price of $2,550.  The Trust received proceeds of $250 and a note receivable of $2,300. The note was interest only and accrued interest at a rate of 3% per annum through August 31, 2009 and matures on December 31, 2010 (the option to extend from December 31, 2009 to December 31, 2010 was exercised in September 2009). Beginning on September 1, 2009, the note accrues interest at a rate of 6% per annum and is payable in monthly installments through maturity. All unpaid principal and interest is due at maturity. However, if no default exists at the maturity date, the note may be extended to June 30, 2011. The note would remain interest only at a rate of 6% per annum payable in monthly installments through December 31, 2010; thereafter, payments of principal and interest (at a rate of 6% per annum) would be made on a monthly basis. Any unpaid principal and interest would be due in full on June 30, 2011.  The resulting net gain on disposition of approximately $374 has been deferred against the note receivable.

The results of operations of College Station are reflected as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. The following table summarizes income/(loss) from discontinued operations, net of redeemable noncontrolling interests and noncontrolling interests, for the three months ended March 31, 2009:

Three months
Ended March 31,
2009
Student housing leasing revenue	$121
Student housing leasing operating expenses	112
Depreciation and amortization	25
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(16)

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of March 31, 2010, the Trust had 767,500 of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

On March 11, 2010, the Trust adopted the 2010 Long-Term Incentive Plan (the “LTIP”).  The purposes of the LTIP are to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust.  Awards under the LTIP will be made pursuant to the Plan described above and will consist of a mixture of time vested restricted stock and performance vested restricted stock units.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2010 and December 31, 2009, unearned compensation totaled $1,802 and $40, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the three months ended March 31, 2010 and 2009, compensation expense of $109 and $151, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

On January 11, 2010, the Trust issued 50,000 shares of restricted common stock to an executive as an inducement to enter into an employment agreement with the Trust.  The restricted stock will lapse ratably over five years as long as the executive remains employed with the Trust. The award was granted outside of the Plan described above pursuant to Section 303A.08 of the New York Stock Exchange Listed Company Manual.

PIUs are units in a limited liability company controlled by the Trust that hold a special class of partnership interests in the Operating Partnership. For purposes of the Plan, each PIU is deemed equivalent to an award of one share of the Trust’s common stock and will entitle the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. This treatment with respect to quarterly distributions is similar to the treatment of restricted stock awards, which will generally receive full dividends whether vested or not. PIUs will not initially have full parity with Operating Partnership Units with respect to liquidating distributions. Upon the occurrence of specified capital equalization events, PIUs may, over time, achieve full or partial parity with Operating Partnership Units for all purposes and could accrete to an economic value equivalent to the Trust’s common stock on a one-for-one basis. If such parity is reached, PIUs may be exchanged into an equal number of the Trust’s shares of common stock at any time. However, there are circumstances under which full parity would not be reached. Until such parity is reached, the value that may be realized for PIUs will be less than the value of an equal number of shares of the Trust’s common stock, if there is any value at all. The grant or vesting of PIUs is not expected to be a taxable transaction to recipients. Conversely, we do not receive any tax deduction for compensation expense from the grant of PIUs. PIUs are treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total non-cash compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, was $182 and $192, respectively.  Additionally during each of the three months ended March 31, 2010 and 2009, the Trust issued 4,000 shares of common stock to an executive officer pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2010 is as follows:

		Stock
	PIUs	Awards (1)	Total
Outstanding at December 31, 2009	275,000	216,000	491,000
Granted	—	54,000	54,000
Forfeited	(62,500)	—	(62,500)
Outstanding at March 31, 2010	212,500	270,000	482,500
Vested at March 31, 2010	212,500	222,500	435,000
(1)	Includes restricted stock awards.

10. Subsequent events

Our board of directors declared a distribution of $0.05 per share of common stock for the quarter ended on March 31, 2010. The distribution is payable on May 17, 2010 to stockholders of record at the close of business on April 30, 2010.

On April 13, 2010, the Trust issued 136,000 shares of restricted stock and 204,000 restricted stock units to executives and key employees pursuant to the LTIP discussed in Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and share data)

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and MD&A contained in our annual report on Form 10-K for the year ended December 31, 2009. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item IA.-Risk Factors” below.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

All references to “we,” “our,” “us,” “EDR”, “Trust” and the “Company” in this Report mean Education Realty Trust, Inc. and its consolidated subsidiaries, except where it is made clear that the term means only Education Realty Trust, Inc.

Overview

We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the ownership, acquisition and management of high-quality collegiate student housing communities. We also provide student housing development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high-quality collegiate student housing communities in the United States in terms of both total beds owned and under management.

We earn income from rental payments we receive as a result of our ownership of student housing communities. We also earn income by performing property management services and development consulting services for third parties through Allen & O’Hara Education Services, Inc. (“AOES”) and Allen & O’Hara Development Company, LLC (“AODC”), respectively. While we manage 100% of the communities we own, we do not recognize any fee income from their management on a consolidated basis. Furthermore, we do not recognize development fee income on a consolidated basis for communities that are being developed for ownership by the Trust.

We have elected to be taxed as a REIT for federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, management services and development consulting services. We evaluate each segment’s performance based on pre-tax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the accompanying condensed consolidated financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student Housing Leasing

Student housing leasing revenue represented approximately 91.7% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2010.

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

Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities, the fact that units are furnished and in most cases rent includes utilities, cable television and internet service and because of the individual lease liability, we believe our communities can typically command higher per-unit and per-square foot rental rates than most multi-family communities in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tends to offer fewer amenities.

The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2009 and 2008, approximately 70.0% and 69.3%, respectively, of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Management Services

For the three months ended March 31, 2010, revenue from our management services segment represented approximately 6.2% of our revenue, excluding operating expense reimbursements.  We provide management services for collegiate student housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue.  These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Development Consulting Services

For the three months ended March 31, 2010, revenue from our development consulting services represented approximately 2.1% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus student housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

•	market analysis and evaluation of student housing needs and options;

•	cooperation with college or university in architectural design;

•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;

•	oversight of architectural design process;

•	coordination of governmental and university plan approvals;

•	oversight of construction process;

•	design, purchase and installation of furniture;

•	pre-opening marketing to students; and

•	obtaining final approvals of construction.

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

In 2007, we began developing projects for our ownership and plan to increase self-development activity going forward. We opened the first of these self-developed projects in 2008 in Carbondale, Illinois (Reserve at Saluki Point).  In August of 2009, we opened a second phase at Carbondale and also completed the development of a wholly-owned self-developed community in Syracuse, New York.

Trends and Outlook

Rents and Occupancy

We manage our communities to maximize revenues, which are primarily driven by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus student housing being provided by colleges and universities and off-campus student housing being provided by developers. This additional student housing both on and off campus can create competitive pressure on rental rates and occupancy.

For the three months ended March 31, 2010, same-community revenue per available bed decreased to $384 and same-community physical occupancy increased to 90.4% compared to revenue per available bed of $392 and physical occupancy of 89.3% for the three months ended March 31, 2009. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio. As would be expected, individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

The average physical and economic occupancies on a legacy-community basis (which are the same-communities, excluding the Place-communities)  for the first quarter of 2010 were 92.5% and 91.9%, respectively, compared to 92.3% and 92.7% for the same quarter in 2009.  The Place-communities had average physical and economic occupancies of 84.1% and 80.1%, respectively, for the first quarter of 2010 compared to 79.7% and 76.7% in the first quarter of 2009. The occupancies achieved for the 2009-2010 lease term were at rental rates approximately 1.9% below the prior lease term due to more rental discounting and a higher level of concessions than in the past.

Leasing for the 2010-2011 lease term on a same-community basis reflects approximately 52.2% of beds already leased compared to 51.0% at this time last year.  The legacy-communities and the Place-communities have approximately 52.3% and 49.6% of the beds leased compared to 54.6% and 43.7%, respectively, at this time last year.

General and Administrative Costs

For the three months ended March 31, 2010, general and administrative expenses increased to $4,300 or 7.7% from the first quarter of 2009. This increase is primarily attributable to $293 of nonrecurring severance costs recorded in the first quarter.

Development Consulting Services

Third-party development consulting services revenue experienced considerable growth from 2007 to 2009.  However, third-party development revenue declined 52.4% to $0.7 million in the first quarter of 2010 as credit market conditions in 2009 delayed the financing and commencement of construction on previously awarded projects.  Our development team is seeing an increase in interest from colleges and universities that are considering new housing and continues to receive requests for proposals on new development projects.  This is evidenced by a third-party development award in March 2010 for a 634 bed on-campus community at Mansfield University of Pennsylvania that increased our third-party development fee backlog to $9,402 at March 31, 2010.  However, due to the delays experienced though March 31, 2010 and until the credit markets return to more historical norms, we expect a lower level of third-party development revenue throughout 2010.

The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed construction timelines and budgets. To date, we have completed construction on all of our development projects in time for their targeted occupancy dates.

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

Student Housing Leasing Revenue Recognition

Student housing leasing revenue is comprised of all revenue related to the leasing activities at our student housing communities and includes revenues from leasing apartments by the bed, food services, parking space rentals and certain ancillary services.

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

We also periodically enter into joint venture arrangements whereby we provide development consulting services to third-party student housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected after net operating income in our condensed consolidated statement of operations as equity in earnings of unconsolidated entities. Our revenue and operating expenses could fluctuate from period to period based on the extent to which we utilize joint venture arrangements to provide third-party development consulting services.

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

Acquired student housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition.  Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB, which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired.  The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a community, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

When a student housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a student housing community has met the held for sale criteria. The related carrying value of the community is recorded as held for sale in the consolidated balance sheet and operations of student housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented.

Repairs and Maintenance

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use and are recorded as restricted cash on our condensed consolidated balance sheet.

Long Lived Assets — Impairment

Management is required to assess whether there are any indicators that our real estate assets may be impaired.  A community’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the community, based on its intended use, is less than the carrying value of the community. These estimates of cash flows are based on factors such as future intended use of the asset, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the community over the fair value of the community, thereby reducing our net income.

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

We review our assets, including our student housing communities, communities under development, and goodwill for potential impairment indicators whenever events or circumstances indicate that the carrying value might not be recoverable.  Impairment indicators include, but are not limited to, declines in our market capitalization, overall market factors, changes in cash flows, significant decreases in net operating income and occupancies at our operating properties, changes in projected completion dates of our development projects, and sustainability of development projects.  Our tests for impairment are based on the most current information available and if conditions change or if our plans regarding our assets change, it could result in additional impairment charges in the future.  However, based on our plans with respect to our operating properties and those under development, we believe the carrying amounts are recoverable.

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

In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, with early adoption prohibited. The adoption did not have a material impact on the consolidated financial statements.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended March 31, 2010 and 2009:
	Three Months Ended March 31, 2010					Three Months Ended March 31, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$29,651	$—	$—	$—	$29,651	$29,313	$—	$—	$—	$29,313
Third-party development consulting services	—	693	—	—	693	—	1,457	—	—	1,457
Third-party management services	—	—	866	—	866	—	—	909	—	909
Intersegment revenues	—	—	1,131	(1,131)	—	—	474	1,125	(1,599)	—
Operating expense reimbursements	—	—	—	1,908	1,908	—	—	—	2,190	2,190
Total segment revenues	29,651	693	1,997	777	33,118	29,313	1,931	2,034	591	33,869
Segment operating expenses:

	Three Months Ended March 31, 2010					Three Months Ended March 31, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total
Student housing leasing operations	13,438	—	—	—	13,438	13,170	—	—	—	13,170
General and administrative	—	778	2,106	—	2,884	—	732	1,968	(37)	2,663
Intersegment expenses	1,131	—	—	(1,131)	—	1,125	—	—	(1,125)	—
Reimbursable operating expenses	—	—	—	1,908	1,908	—	—	—	2,190	2,190
Total segment operating expenses	14,569	778	2,106	777	18,230	14,295	732	1,968	1,028	18,023
Net operating income (loss)	15,082	(85)	(109)	—	14,888	15,018	1,199	66	(437)	15,846
Nonoperating expenses(1)	12,992	(23)	—	—	12,969	13,429	(11)	—	—	13,418
Income before equity in earnings of unconsolidated entities, income taxes, redeemable noncontrolling interests and discontinued operations	2,090	(62)	(109)	—	1,919	1,589	1,210	66	(437)	2,428
Equity in earnings of unconsolidated entities	79	—	—	—	79	100	—	—	—	100
Income before income taxes, redeemable noncontrolling interests and discontinued operations(2)	$2,169	$(62)	$(109)	$—	$1,998	$1,689	$1,210	$66	$(437)	$2,528

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

(2)
The following is a reconciliation of the reportable segments’ net income before income taxes, redeemable noncontrolling interests and discontinued operations to the Trust’s consolidated net income before income taxes, redeemable noncontrolling interests and discontinued operations for the three months ended March 31:

	2010	2009
Income before income taxes, redeemable noncontrolling interests and discontinued operations for reportable segments	$1,998	$2,528
Other unallocated corporate expenses	(1,691)	(1,681)
Income before income taxes, redeemable noncontrolling interests and discontinued operations	$307	$847

Student housing leasing

Student housing operating statistics for wholly-owned communities and same-communities for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009 (8)	Favorable (Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	89.8%	89.4%	40	bps
Economic (2)	88.2%	89.4%	(120	)bps
NARPAB (3)	$370	$373	$(3)
Other income per avail. bed (4)	$18	$21	$(3)
RevPAB (5)	$388	$394	$(6)
Operating expense per bed (6)	$176	$177	$1
Operating margin (9)	54.7%	55.2%	(49	)bps
Design Beds (7)	76,362	74,364	1,998

Same-communities:
Occupancy
Physical (1)	90.4%	89.3%	110	bps
Economic (2)	89.4%	89.4%	—
NARPAB (3)	$366	$371	$(5)
Other income per avail. bed (4)	$18	$21	$(3)
RevPAB (5)	$384	$392	$(8)
Operating expense per bed (6)	$176	$176	$—
Operating margin (9)	54.2%	55.1%	(90	)bps
Design Beds (7)	72,762	72,780	(18)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents the sum of the monthly design beds in the portfolio during the period.

(8)	This information excludes property information related to College Station (discontinued operations).

(9)	Represents operating income divided by revenue.

Total revenue in the student housing leasing segment was $29,651 for the three months ended March 31, 2010. This represents an increase of $338, or 1.2%, from the same period in 2009. This increase was driven by an increase in student housing leasing revenue of $311 or 1.1% and an increase in food service revenue of $27 or 4.6%.   The increase in student housing leasing revenue included $952 related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale).  Revenue at Place-communities increased 4.6%, or $245, on a 5.0% improvement in occupancies, a decline in rental rates of approximately 0.6% and a 0.2% increase in other rental revenue.  These increases were offset by a 3.7%, or $859, decline in legacy-community revenue, which was the result of a 2.8% decline in rental rates, a 0.9% decline in other rental revenue and an occupancy rate that was essentially flat to the prior year.

Operating expenses in the student housing leasing segment increased $274, or 1.9%, to $14,569 for the three months ended March 31, 2010 as compared to the same period in 2009. Student housing leasing operations increased $268, or 2.0%, over the prior year, with an increase of $239 related to the new communities, University Village on Colvin and The Reserve at Saluki Pointe.  Place-community operating expenses increased $90 due to higher utilities and insurance costs. These increases were offset by a decline in legacy-community operating expenses of $61, which was primarily attributable to internet cost reductions offset by a gain in the prior year related to insurance claim proceeds.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended March 31, 2010 and 2009:

			Recognized Earnings
Project	Beds	Fee Type	2010	2009	Difference
University of Michigan	896	Development fee	$1	$34	$(33)
Fontainebleu Renovation Project	435	Development fee	—	46	(46)
West Chester— Phase I	1,197	Development fee	—	518	(518)
Indiana University of Pennsylvania — Phase III	1,084	Development fee	—	473	(473)
Indiana University of Pennsylvania — Phase IV	596	Development fee	333	—	333
Colorado State University — Pueblo I	253	Development fee	—	195	(195)
Colorado State University — Pueblo II	500	Development fee	359	9	350
Auraria Higher Education System	685	Development fee	—	182	(182)
Third-party development consulting services			693	1,457	(764)
Southern Illinois University— Carbondale	768	Construction oversight fee	—	35	(35)
Syracuse University	432	Development fee	—	439	(439)
Intersegment development services			—	474	(474)
Development consulting services			$693	$1,931	$(1,238)

Development consulting services revenue decreased $1,238, or 64.1%, to $693 for the three months ended March 31, 2010 as compared to the same period in 2009.  Third-party development consulting revenue declined $764 from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only two active third-party development jobs so far this year.  The intersegment revenue decline relates to two internal developments that were completed in 2009.  As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses increased $46 or 6.2% for the quarter. This increase is primarily due to an increase in third-party development pursuit costs of $169 offset by a decrease in lower payroll and benefits.

Management services

Total management services revenue decreased by $37, or 1.8%, to $1,997 for the three months ended March 31, 2010 as compared to the same period in 2009. Third-party management fee revenue decreased $43, or 4.7%, to $866 for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease is mainly due to the cancellation of a contract for one community in Alabama.  Revenue for existing contracts remained essentially flat when compared to the same period in 2009.  Intersegment revenue was essentially flat as compared to the prior year, which is indicative of the growth in our owned portfolio period over period as discussed under “Student housing leasing” above.

General and administrative costs for our third-party management services segment increased $138 to $2,106 for the three months ended March 31, 2010, as compared to the same period in 2009. This increase is due to severance costs of $293 incurred in the first quarter of 2010 offset by a decrease in other payroll and benefits.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended March 31, 2010, unallocated corporate expenses remained essentially flat at $1,691 for the quarter.

Nonoperating expenses

Nonoperating expenses decreased $449 or 3.3% for the three months ended March 31, 2010, compared to the same period in 2009. This decrease includes a $765 decline in interest expense as a result of the July 2009 repayment of the Amended Revolver and a reduction in the mortgage debt on certain Place-communities, offset by an increase in depreciation expense related to the two new communities.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities remained relatively flat to the prior year at $79 for the three months ended March 31, 2010. Equity in earnings of unconsolidated entities represents our share of the net income related to four investments in unconsolidated entities that own student housing communities.

Funds from Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income attributable to Education Realty Trust, Inc.	$170	$433
Student housing property depreciation and amortization of lease intangibles	7,310	7,005
Real estate depreciation and amortization included in equity in earnings of investees	124	122
Depreciation and amortization of discontinued operations	—	25
Noncontrolling interests	211	210
Funds from operations	$7,815	$7,795

Liquidity and Capital Resources

Second Amended Revolver, Master Secured Credit Facility and other indebtedness

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility agreement dated March 30, 2006. The previous facility had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010 (the “Amended Revolver”). The Second Amended Revolver has a maximum availability of $95,000 and within the first two years of the date of execution of the agreement may be, upon satisfaction of certain conditions, expanded to a total of $150,000.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2010, our borrowing base was $43,048, we had no amounts outstanding under the Second Amended Revolver and we had letters of credit outstanding of $1,500 (see Note 6 to our accompanying condensed consolidated financial statements); thus, our remaining borrowing base availability was $41,548. The Trust has five communities unencumbered by debt of which two are eligible to be included in the pool of properties pledged as collateral against borrowings under the Second Amended Revolver.  The Trust estimates that the borrowing base availability would increase by approximately $9,000 if these two communities were included.

At March 31, 2010, the Trust had ten properties unencumbered by mortgage debt.  Five of the ten properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

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

During the year ended December 31, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering conducted in July 2009 (see Note 2 in the accompanying condensed consolidated financial statements) to repay the Amended Revolver.

At March 31, 2010, the Trust had outstanding mortgage and construction indebtedness of $404,602 (excluding unamortized debt premium of $698). $28,908 relates to construction debt that is disclosed below and $132,509 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds and bears interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $243,185 of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (“Master Secured Credit Facility”).  $49,133 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin (3.61%). The remaining outstanding balance of $194,052 bears interest at a weighted average fixed rate of 5.88%.

At March 31, 2010, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.  Upon initial maturity, the Trust expects to exercise its option to extend these loans.

At March 31, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7 to our accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.  Upon initial maturity, the Trust expects to exercise its option to extend this loan.

Liquidity outlook and capital requirements

During the three months ended March 31, 2010, we generated $4,864 of cash from operations and, when combined with $31,169 of existing cash, we were able to invest $4,046 of capital into existing communities, distribute $2,906 to our stockholders and unitholders and end the quarter with $28,384 of cash.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.20 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling capital by way of potential asset sales and raising additional equity capital.

Distributions for the three months ended March 31, 2010 totaled $2,906 or $0.05 per weighted average share/unit, compared to cash provided by operations of $4,864, or $0.08 per weighted average share/unit.  Our current targeted annual dividend rate is $0.20 per share/unit.

Based on our closing share price of $5.74 on March 31, 2010, our total enterprise value was $708,409.  With net debt (total debt less cash) of $376,218 at March 31, 2010, our debt to enterprise value was 53.1% compared 57.2% at December 31, 2009.  With gross assets of $948,500, which excludes accumulated depreciation of $148,779, our debt to gross assets was 42.7% at March 31, 2010 as compared to 42.9% at December 31, 2009.

Management believes that it has strengthened the Company’s balance sheet through its follow-on equity offering in July 2009 and the successful pay down and refinancing of the debt related to the Place-communities in December 2009.  These steps have relieved near-term pressure on our balance sheet and, coupled with our current annual dividend rate of $0.20 as established by our Board of Directors in 2009, the Company is positioned to take advantage of growth opportunities by way of acquisition and development, both on and off campus.

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic properties. We continually assess all of our properties, the markets in which they are located and the colleges and universities they serve to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital which would most likely be used to pay down debt or possibly finance acquisition/development growth or other operational needs.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or our Second Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

Our existing universal shelf registration statement permits us to issue up to $250,000 in securities, including equity or debt securities, from time to time in one or more transactions.  As of March 31, 2010, the entire balance of the amount of securities registered remains available.

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

In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. We opened two wholly-owned, self-developed communities in August of 2008 and 2009 which serve Southern Illinois University and Syracuse University, respectively. As opposed to our third-party development services, all risk exposure and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities as well as potential community acquisitions and developments. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Second Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Second Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.

Commitments

The following table summarizes our contractual obligations as of March 31, 2010:

	Payment due by Period
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$22,991	$81,569	$133,143	$166,899	$404,602
Contractual Interest Obligations(2)	16,220	39,037	26,488	24,746	106,491
Operating Lease and Future Purchase Obligations (3)	3,337	6,511	2,262	120	12,230
Capital Reserve Obligations(4)	1,347	3,524	2,861	3,052	10,784
Total	$43,895	$130,641	$164,754	$194,817	$534,107

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $698 of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of March 31, 2010.  The Trust has $78,041 of variable rate debt as of March 31, 2010.

(3)	Includes future minimum lease commitments under operating lease obligations and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our board of directors. We may be required to use borrowings under our Second Amended Revolver, if necessary, to meet REIT distribution requirements and maintain our REIT status.  Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

In January 2009, in an effort to increase financial stability, the Trust’s board of directors lowered the annual dividend target from $0.82 to $0.41 per share/unit.  In conjunction with our follow-on common stock offering in July of 2009, the board of directors again lowered the annual dividend target from $0.41 to $0.20 per share/unit effective with the November 16, 2009 dividend.

Our board of directors declared a first quarter distribution of $0.05 per share of common stock for the quarter ending on March 31, 2010. The distribution is payable on May 17, 2010 to stockholders of record at the close of business on April 30, 2010.

Off-Balance Sheet Arrangements

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the joint venture with College Park Apartments ($22,721 outstanding at March 31, 2010). Construction was completed and the student housing community was occupied in August 2007. The Operating Partnership has determined that it will not guarantee the debt after the construction loan is refinanced which is expected to occur in June of 2010.

Additionally, we hold investments in three other unconsolidated entities that have third-party mortgage and construction indebtedness totaling $86,179 at March 31, 2010.

Inflation

Our student housing leases typically do not have terms that extend beyond twelve months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment, increased competition from new student housing in our primary markets and/or a reduction in student enrollment at our principal colleges and universities.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2010, we had fixed rate debt of $326,561. Holding other variables constant a 100 basis point increase in interest rates would cause a $14,123 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $15,094 increase in the fair value of our fixed rate debt. At March 31, 2010, 80.7% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.91% and an average term to maturity of 5.36 years.

At March 31, 2010, we had borrowed $10,759 and $9,323 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and are interest only through June 14, 2010. Commencing on June 14, 2010, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained in order to extend the loans until June 28, 2012, with principal and interest being repaid on a monthly basis.

At March 31, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk factors

The discussion of the Trust’s business and operations should be read together with the risk factors contained below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act.  Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States.  The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed.  The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.  At this time, the effects of health care reform and its impact on our business, our revenues and financial condition and those of are tenants are not yet known.  Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and the financial success of our tenants and consequently us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

During the three months ended March 31, 2010, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 453 shares of our common stock for approximately $2 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the first quarter of 2010.  We also directed the plan administrator to purchase 1,184 shares of our common stock for approximately $7 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended March 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	440	$5.33	―	―
February 1-28, 2010	849	5.30	―	―
March 1-31, 2010	348	5.74	―	―
Total	1,637	$5.40	―	―

(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our board of directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. [Removed and Reserved.]

     None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: May 6, 2010	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: May 6, 2010	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: May 6, 2010	By /s/ J. Drew Koester
J. Drew Koester
Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009).

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.1
Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010).

10.2
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010 (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010).

10.3
Separation and Release Agreement by and between Craig L. Cardwell and Education Realty Trust, Inc., dated as of February 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on February 2, 2010).

10.4
Amendment, Waiver and Retirement Agreement by and between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of March 15, 2010 (Incorporated by reference to Exhibit 10.16 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.5	Incentive Compensation Plan for Executive Officers (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.6	Education Realty Trust, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.7
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.8
Form of Restricted Stock Unit Award Agreement (Performance Shares) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.9
Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital Inc. and Fannie Mae (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.10	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

12	Statement Regarding Computation of Ratios, filed herewith.

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*
In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.