Form 10-Q
period 2010-06-30
Education Realty Trust, Inc.
filed 2010-08-06
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 5, 2010, the latest practicable date, the Registrant had outstanding 57,463,792 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2010
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of June 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2010 and 2009.	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults upon Senior Securities	47

Item 4. Removed and Reserved	47

Item 5. Other Information	47

Item 6. Exhibits	47

Signatures	48

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$743,462	$749,884
Corporate office furniture, net	956	1,118
Cash and cash equivalents	23,348	31,169
Restricted cash	5,167	4,579
Student contracts receivable, net	400	386
Receivable from affiliate	21	18
Management fee receivable from third party	227	277
Goodwill and other intangibles, net	3,070	3,073
Other assets	14,404	14,109
Total assets	$791,055	$804,613

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$399,243	$406,365
Accounts payable	318	235
Accrued expenses	14,390	11,423
Deferred revenue	7,071	10,346
Total liabilities	421,022	428,369

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	10,725	11,079

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 56,823,288 and 56,705,605 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	568	567
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	407,796	410,455
Accumulated deficit	(49,056)	(48,636)
Total Education Realty Trust, Inc. stockholders’ equity	359,308	362,386
Noncontrolling interest	—	2,779
Total equity	359,308	365,165
Total liabilities and equity	$791,055	$804,613

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Revenues:
Student housing leasing revenue	$58,045	$57,280
Third-party development consulting services	1,341	2,716
Third-party management services	1,573	1,632
Operating expense reimbursements	3,865	4,226
Total revenues	64,824	65,854
Operating expenses:
Student housing leasing operations	26,646	26,099
General and administrative	8,336	7,835
Depreciation and amortization	14,891	14,274
Reimbursable operating expenses	3,865	4,226
Total operating expenses	53,738	52,434
Operating income	11,086	13,420
Nonoperating expenses:
Interest expense	11,129	12,502
Amortization of deferred financing costs	668	519
Interest income	(228)	(154)
Gain on extinguishment of debt	—	(830)
Total nonoperating expenses	11,569	12,037
Income (loss) before equity in earnings of unconsolidated entities, income taxes and discontinued operations	(483)	1,383
Equity in earnings of unconsolidated entities	86	146
Income (loss) before income taxes and discontinued operations	(397)	1,529
Income tax expense (benefit)	(176)	690
Income (loss) from continuing operations	(221)	839
Loss from discontinued operations	—	(18)
Net income (loss)	(221)	821
Less: Net income attributable to the noncontrolling interest	199	157
Net income (loss) attributable to Education Realty Trust, Inc.	$(420)	$664

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.01)	$0.02
Discontinued operations	—	—
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$(0.01)	$0.02
Weighted average shares of common stock outstanding – basic	56,846,884	28,518,430
Weighted average shares of common stock outstanding – diluted	56,846,884	29,639,425
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$(420)	$682
Loss from discontinued operations, net of tax	—	(18)
Net income (loss)	(420)	664
Distributions per share of common stock	$0.1000	$0.2050

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2010	2009
Revenues:
Student housing leasing revenue	$28,394	$27,967
Third-party development consulting services	648	1,259
Third-party management services	707	723
Operating expense reimbursements	1,957	2,036
Total revenues	31,706	31,985
Operating expenses:
Student housing leasing operations	13,208	12,929
General and administrative	4,036	3,841
Depreciation and amortization	7,475	7,110
Reimbursable operating expenses	1,957	2,036
Total operating expenses	26,676	25,916
Operating income	5,030	6,069
Nonoperating expenses:
Interest expense	5,518	6,150
Amortization of deferred financing costs	334	218
Interest income	(111)	(105)
Gain on extinguishment of debt	—	(830)
Total nonoperating expenses	5,741	5,433
Income (loss) before equity in earnings of unconsolidated entities, income taxes and discontinued operations	(711)	636
Equity in earnings of unconsolidated entities	7	46
Income (loss) before income taxes and discontinued operations	(704)	682
Income tax expense (benefit)	(102)	502
Income (loss) from continuing operations	(602)	180
Loss from discontinued operations	—	(2)
Net income (loss)	(602)	178
Less: Net loss attributable to the noncontrolling interest	(12)	(53)
Net income (loss) attributable to Education Realty Trust, Inc.	$(590)	$231

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.01)	$0.01
Discontinued operations	—	—
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$(0.01)	$0.01
Weighted average shares of common stock outstanding – basic	56,932,903	28,520,344
Weighted average shares of common stock outstanding – diluted	56,932,903	29,641,339
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$(590)	$233
Loss from discontinued operations, net of tax	—	(2)
Net income (loss)	$(590)	$231
Distributions per common share	$0.0500	$0.1025

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2008	28,475,855	$285	$308,356	$(41,381)	$2,918	$270,178
Common stock issued to officers and directors	8,000	—	34	—	—	34
Amortization of restricted stock	17,994	—	302	—	—	302
Cash dividends	—	—	(5,846)	—	(57)	(5,903)
PIUs forfeited	—	—	30	—	(30)	—
PIUs issued	—	—	—	—	13	13
Net income	—	—	—	664	19	683
Balance, June 30, 2009	28,501,849	$285	$302,876	$(40,717)	$2,863	$265,307

Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Common stock issued to officers and directors	34,000	—	336	—	—	336
Common stock issued to retire PIUs	50,826	1	196	—	—	197
Amortization of restricted stock	32,857	—	329	—	—	329
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Cash dividends	—	—	(5,684)	—	(22)	(5,706)
Offering costs	—	—	(122)	—	—	(122)
Net income (loss)	—	—	—	(420)	10	(410)
Balance, June 30, 2010	56,823,288	$568	$407,796	$(49,056)	$—	$359,308

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Operating activities:
Net income (loss)	$(221)	$821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,891	14,274
Depreciation included in discontinued operations	—	25
Deferred tax expense	5	156
Loss (gain) on disposal of assets	14	(23)
Gain on extinguishment of debt	—	(830)
Amortization of deferred financing costs	668	519
Loss (gain) on interest rate cap	231	(205)
Amortization of unamortized debt premiums/discounts	(199)	(202)
Distributions of earnings from unconsolidated entities	227	182
Noncash compensation expense related to stock-based incentive awards	382	353
Equity in earnings of unconsolidated entities	(86)	(146)
Change in operating assets and liabilities	(3,409)	9,425
Net cash provided by operating activities	12,503	24,349
Investing activities:
Purchase of corporate furniture and fixtures	(43)	(84)
Restricted cash	(588)	(667)
Investment in student housing properties	(8,275)	(4,945)
Payments on notes receivable	2,078	136
Insurance proceeds received from property damage	—	175
Investment in assets under development	—	(22,676)
Investment in unconsolidated entities	(40)	(293)
Net cash used in investing activities	(6,868)	(28,354)
Financing activities:
Payment of mortgage and construction notes	(6,923)	(1,396)
Borrowings under mortgage notes and construction loans	—	9,832
Borrowing (repayment) under the Amended Revolver, net	—	(3,300)
Payment of offering costs	(122)	—
Debt refund (issuance) costs	6	(427)
Proceeds from refund of defeasance costs	—	830
Redemption of noncontrolling interests	(167)	—
Dividends and distributions paid to common and restricted stockholders	(5,684)	(5,846)
Dividends and distributions paid to noncontrolling interests	(566)	(621)
Net cash used in financing activities	(13,456)	(928)
Net decrease in cash and cash equivalents	(7,821)	(4,933)
Cash and cash equivalents, beginning of period	31,169	9,003
Cash and cash equivalents, end of period	$23,348	$4,070

See accompanying notes to the condensed consolidated financial statements.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$10,830	$12,342
Income taxes paid	$179	$408

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures.  As of June 30, 2010, the Trust had $16,692 of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Student housing properties

Land, land improvements, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 15 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful life.

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

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50,000. Sales of the common stock will depend upon market conditions and other factors to be determined by the Trust and may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust has no obligation to sell any of the common stock, and may at any time suspend offers under the agreements or terminate the agreements. As of June 30, 2010, the Trust had incurred $122 in offering costs and sold no common stock under these agreements.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the board of directors, the purchase price per share of common stock purchased by employees under the ESPP will be 85% of the fair market value on the applicable purchase date.  The Trust has reserved 300,000 shares of common stock for sale under the ESPP, and the compensation committee will serve as the administrator of the ESPP. The ESPP will become effective as of July 1, 2010.

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

The Trust had no unrecognized tax benefits as of June 30, 2010 and 2009.  As of June 30, 2010, the Trust did not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of June 30, 2010, open tax years generally include tax years for 2006, 2007, 2008 and 2009. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At June 30, 2010 and 2009, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

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

In connection with the adoption, the Trust also considered the guidance issued by the FASB regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units met the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

The PIUs were determined to be noncontrolling interests that were not redeemable and accordingly these amounts were reclassified to equity in the accompanying condensed consolidated balance sheets and statements of changes in equity.  The PIU holder’s share of income or loss is reported in the accompanying condensed consolidated statements of operations as net income attributable to noncontrolling interests. During the three months ended June 30, 2010, all of the outstanding PIUs were redeemed by the Trust for $167 of cash and 50,826 shares of common stock (see Note 9).

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

As of June 30, 2010, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

2010
Operating Partnership units	903,738
University Towers Operating Partnership units	207,257
Total potentially dilutive securities	1,110,995

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three and six months ended June 30, 2010, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

The following reconciles the basic and diluted weighted average shares for the three and six months ended June 30, 2009:

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009
Basic weighted average common shares outstanding	28,520,344	28,518,430
Operating Partnership units	913,738	913,738
University Towers Operating Partnership units	207,257	207,257
Diluted weighted average common shares outstanding	29,641,339	29,639,425

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $388. No additional impairment has been recorded through June 30, 2010. The carrying value of goodwill was $3,070 at June 30, 2010 and December 31, 2009, of which $2,149 was recorded on the management services segment and $921 was recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. There were no other intangible assets at June 30, 2010 and $3 at December 31, 2009.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete.  For the six months ended June 30, 2010 and 2009, there was no revenue recognized related to cost savings agreements on development projects.

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

3. Investments in unconsolidated entities

As of June 30, 2010, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the six months ended June 30, 2010 and 2009:

	2010	2009
Results of Operations:
Revenues	$8,005	$8,672
Net income	230	626
Equity in earnings of unconsolidated entities	$86	$146

These entities primarily own collegiate student housing communities which are managed by the Trust.  As of June 30, 2010 and December 31, 2009, the Trust’s investment in unconsolidated entities totaled $1,348 and $1,450, respectively.

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

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the Second Amended Revolver and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2010, our borrowing base was $43,364, we had no amounts outstanding under the Second Amended Revolver and we had a letter of credit outstanding of $1,500 (see Note 6); thus, our remaining borrowing base availability was $41,864.

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

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2010, the Trust was in compliance with all debt covenants.

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

Mortgage and construction debt

At June 30, 2010, the Trust had outstanding mortgage and construction indebtedness of $398,645 (excluding unamortized debt premium of $598). $23,895 relates to construction debt that is disclosed below and $132,295 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $242,455 of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”).  $48,975 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin (3.67%). The remaining outstanding balance of $193,480 bears interest at a weighted average fixed rate of 5.88%.

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings.  At June 30, 2010 and December 31, 2009, the cap had a value of $55 and $286, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

At June 30, 2010, we had borrowed $10,759 and $4,310 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At June 30, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness at June 30, 2010 are as follows:

Fiscal Year Ending
2010 (6 months ending December 31, 2010)	$2,166
2011	13,357
2012	83,080
2013	33,028
2014	100,115
Thereafter	166,899
Total	398,645
Unamortized debt premium/discounts	598
Outstanding at June 30, 2010, net of unamortized premiums	$399,243

At June 30, 2010, the outstanding mortgage and construction debt had a weighted average interest rate of 5.38% and carried a weighted average term to maturity of 4.71 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services and management services. Management evaluates each segment’s performance based on pretax income and on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010					Six Months Ended June 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$58,045	—	—	—	58,045	$57,280	$—	$—	$—	$57,280
Third-party development consulting services	—	1,341	—	—	1,341	—	2,716	—	—	2,716
Third-party management services	—	—	1,573	—	1,573	—	—	1,632	—	1,632
Intersegment revenues	—	—	2,196	(2,196)	—	—	1,048	2,186	(3,234)	—
Operating expense reimbursements	—	—	—	3,865	3,865	—	—	—	4,226	4,226
Total segment revenues	58,045	1,341	3,769	1,669	64,824	57,280	3,764	3,818	992	65,854
Segment operating expenses:
Student housing leasing operations	26,646	—	—	—	26,646	26,099	—	—	—	26,099
General and administrative	—	1,620	3,917	—	5,537	—	1,481	3,679	(81)	5,079
Intersegment expenses	2,196	—	—	(2,196)	—	2,186	—	—	(2,186)	—
Reimbursable operating expenses	—	—	—	3,865	3,865	—	—	—	4,226	4,226
Total segment operating expenses	28,842	1,620	3,917	1,669	36,048	28,285	1,481	3,679	1,959	35,404
Net operating income (loss)	29,203	(279)	(148)	—	28,776	28,995	2,283	139	(967)	30,450
Nonoperating expenses(1)	25,955	(48)	—	—	25,907	25,796	(42)	—	—	25,754
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	3,248	(231)	(148)	—	2,869	3,199	2,325	139	(967)	4,696
Equity in earnings (losses) of unconsolidated entities	86	—	—	—	86	148	(2)	—	—	146
Income (loss) before income taxes and discontinued operations(2)	$3,334	$(231)	$(148)	$—	$2,955	$3,347	$2,323	$139	$(967)	$4,842
Total segment assets, as of June 30, 2010 and December 31, 2009 (3)	$759,134	$5,362	$4,371	$—	$768,867	$766,655	$3,742	$5,535	$—	$775,932

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on the extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses, which are classified as operating expenses in the condensed consolidated financial statements, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes and discontinued operations to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the six months ended June 30:

	2010	2009
Income before income taxes and discontinued operations for reportable segments	$2,955	$4,842
Other unallocated corporate expenses	(3,352)	(3,313)

Income (loss) before income taxes and discontinued operations	$(397)	$1,529

(3)
The decrease in segment assets related to student housing leasing is primarily related to depreciation.  The increase in segment assets related to development consulting services is primarily due to increases in the receivables for reimbursable project costs of $1,693 related to the developments at East Stroudsburg University, Mansfield University of Pennsylvania and Johns Hopkins University. These increases were offset by collections of reimbursable project costs of $869 related to the developments at Colorado State University- Pueblo and SUNY College of Environmental Science and Forestry. Additionally, development fee receivables increased $634 related to the developments at Indiana University of Pennsylvania and Colorado State University- Pueblo.

The following table represents segment information for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010					Three Months Ended June 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$28,394	$—	$—	$—	$28,394	$27,967	$—	$—	$—	$27,967
Third-party development consulting services	—	648	—	—	648	—	1,259	—	—	1,259
Third-party management services	—	—	707	—	707	—	—	723	—	723
Intersegment revenues	—	—	1,065	(1,065)	—	—	574	1,061	(1,635)	—
Operating expense reimbursements	—	—	—	1,957	1,957	—	—	—	2,036	2,036
Total segment revenues	28,394	648	1,772	892	31,706	27,967	1,833	1,784	401	31,985
Segment operating expenses:
Student housing leasing operations	13,208	—	—	—	13,208	12,929	—	—	—	12,929
General and administrative	—	842	1,811	—	2,653	—	749	1,711	(44)	2,416
Intersegment expenses	1,065	—	—	(1,065)	—	1,061	—	—	(1,061)	—
Reimbursable operating expenses	—	—	—	1,957	1,957	—	—	—	2,036	2,036
Total segment operating expenses	14,273	842	1,811	892	17,818	13,990	749	1,711	931	17,381
Net operating income (loss)	14,121	(194)	(39)	—	13,888	13,977	1,084	73	(530)	14,604
Nonoperating expenses(1)	12,963	(25)	—	—	12,938	12,367	(31)	—	—	12,336
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	1,158	(169)	(39)	—	950	1,610	1,115	73	(530)	2,268
Equity in earnings (losses) of unconsolidated entities	7	—	—	—	7	48	(2)	—	—	46
Income (loss) before income taxes and discontinued operations(2)	$1,165	$(169)	$(39)	$—	$957	$1,658	$1,113	$73	$(530)	$2,314

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on the extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses, which are classified as operating expenses in the condensed consolidated financial statements, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes and discontinued operations to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended June 30:

	2010	2009
Income before income taxes and discontinued operations for reportable segments	$957	2,314
Other unallocated corporate expenses	(1,661)	(1,632)
Income (loss) before income taxes and discontinued operations	$(704)	682

6. Commitments and contingencies

In connection with the acquisition of certain of the Trust’s properties, the previous owner disclosed to the Trust in 2004 that, in June 2001, the United States Department of Justice (“DOJ”) had notified the previous owner of an on-going investigation regarding possible violations of the Americans with Disabilities Act of 1990 (“ADA”) and the Fair Housing Amendments Act of 1988 (“FHAA”). The previous owner disclosed to us in 2004 that DOJ had reviewed the property plans for certain of its properties, that DOJ had not issued a report regarding its review, that in October 2002, DOJ had indicated to the previous owner that the investigation was being delayed for an undetermined period of time, and that DOJ had not contacted the previous owner between 2002 and August 2004. In February 2010, DOJ served a subpoena on the Trust seeking access to one of the purchased properties in connection with a complaint filed by DOJ in March 2009 against the previous owner.  On April 12, 2010, the DOJ inspected the property and found violations in the construction and design of the property as shown in the DOJ’s subsequent report filed with the court on May 12, 2010. At this stage, the DOJ has represented that no EDR entity is a target of its investigation and that its action is limited to design and construction defects created by the previous owner in the original construction of the property. The investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings between the Trust and DOJ or the previous owner. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. The Trust is unable to predict the outcome of the DOJ’s investigation.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at June 30, 2010 and is secured by the Second Amended Revolver.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC (“LLC”) in order to receive a 25% ownership stake in the venture with College Park Apartments. Construction was completed, and the student housing community was occupied in August 2007.  The construction loan was refinanced in June of 2010 and the Operating Partnership no longer guarantees the debt.  In October of 2007, the Operating Partnership entered into a note receivable with the LLC in the amount of $845.   On October 30, 2008, the LLC borrowed an additional $1,200, which was also guaranteed by the Operating Partnership that was repaid on November 10, 2009. The Operating Partnership loaned the LLC an additional $1,200 in order to repay this loan by increasing the note receivable due to the Operating Partnership to $2,021 and amending the maturity date to December 31, 2019.  At December 31, 2009, the note had an outstanding balance of $2,021, is reflected in other assets in the accompanying condensed consolidated balance sheet and was subordinated to the construction debt held by the LLC.  In June of 2010, the note receivable was repaid in full when the construction loan held by the LLC was refinanced as discussed above.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing communities on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At June 30, 2010 and December 31, 2009, the Trust had reimbursable predevelopment costs of $2,905 and $1,563, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

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

The results of operations of College Station are reflected as discontinued operations in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009. The following table summarizes income/(loss) from discontinued operations, net of noncontrolling interests, for the three and six months ended June 30, 2009:

	Three months	Six months
	Ended June 30,	Ended June 30,
	2009	2009
Student housing leasing revenue	$10	$131
Student housing leasing operating expenses	12	124
Depreciation and amortization	—	25
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(2)	$(18)

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of June 30, 2010, the Trust had 648,000 of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At June 30, 2010 and December 31, 2009, unearned compensation related to restricted stock totaled $1,042 and $40, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the six months ended June 30, 2010 and 2009, compensation expense of $212 and $302, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

On January 11, 2010, the Trust issued 50,000 shares of restricted common stock to an executive as an inducement to enter into an employment agreement with the Trust.  The restricted stock will lapse ratably over five years as long as the executive remains employed with the Trust. The award was granted outside of the Plan described above pursuant to Section 303A.08 of the New York Stock Exchange Listed Company Manual.  Additionally, on April 13, 2010, the Trust issued 30,000 shares of restricted common stock to an executive pursuant to the Plan discussed above.  The restrictions on the shares will lapse ratably over 5 years as long as the executive remains employed by the Trust.

On March 11, 2010, the Trust adopted the 2010 Long-Term Incentive Plan (the “LTIP”).  The purpose of the LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust.  On April 13, 2010, the Trust issued 136,000 shares of time vested restricted stock and 204,000 performance vested restricted stock units (“RSUs”) to executives and key employees under the LTIP pursuant to the Plan described above.  The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust.  The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2010 to January 1, 2013 (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and taxed at the time of vesting.  Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. At June 30, 2010, unearned compensation related to RSUs totaled $586 and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2010, compensation expense of $117 was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

PIUs were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership.  On June 3, 2010, the Trust redeemed all of the outstanding PIUs for $167 cash and 50,826 shares of the Trust’s common stock.  For purposes of the Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, we did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs are treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total noncash compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, was $382 and $353, respectively.  Additionally during each of the six months ended June 30, 2010 and 2009, the Trust issued 4,000 shares of common stock to an executive officer pursuant to the Plan and 30,000 shares to its independent directors pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2010 is as follows:

			Stock
	RSUs	PIU’s	Awards (1)	Total
Outstanding at December 31, 2009	—	275,000	216,000	491,000
Granted	—	—	54,000	54,000
Forfeited	—	(62,500)	—	(62,500)
Outstanding at March 31, 2010	—	212,500	270,000	482,500
Granted	204,000	—	246,826	450,826
Redeemed	—	(192,500)	—	(192,500)
Forfeited	—	(20,000)	—	(20,000)
Outstanding at June 30, 2010	204,000	—	516,826	720,826
Vested at June 30, 2010	—	—	276,496	276,496

(1)	Includes restricted stock awards.

10. Subsequent events

Our board of directors declared a distribution of $0.05 per share of common stock for the quarter ended on June 30, 2010. The distribution is payable on August 16, 2010 to stockholders of record at the close of business on July 30, 2010.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60,000, 20-story, 572-bed graduate student housing complex at the Science + Technology Park at Johns Hopkins Medical Institute.  The Trust extended an $18,000 second mortgage loan to the owner. This second mortgage loan has a thirty- year amortization and its debt service is subordinated to that of the construction loan. In addition the Trust has committed to provide a guarantee of repayment of a $42,000 third-party construction loan for a fee if such is ultimately obtained.  The Trust has also committed to fund the $42,000 construction loan if such financing cannot be obtained from a third-party lender.  Accordingly, in the event that the construction financing is not obtained from a third-party lender, the Trust would provide the entire $60,000 necessary to finance the project. The project will have a $2,500 annual reserve to fund any operating shortfalls. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly owned development and second project under the ONE Plan.   As opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with the Trust.

On August 1, 2010, the Trust leased the student housing community known as Collegiate Village located in Macon, Georgia to Macon State College (“MSC”) for monthly rent of $30 for a period of one year.  MSC will operate and manage the property while the lease is in place.  MSC has the option to renew the lease for one additional year or has the option to purchase the property for $7,500 plus the cost of capital improvements made at the request of MSC.  The purchase option can be exercised at any time between February 28, 2011 and July 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and share data)

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item IA.-Risk Factors” below.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

All references to “we,” “our,” “us,” “EDR,” “Trust” and the “Company” in this Report mean Education Realty Trust, Inc. and its consolidated subsidiaries, except where it is made clear that the term means only Education Realty Trust, Inc.

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

Student housing leasing

Student housing leasing revenue represented approximately 91.9% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2010.

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

Management services

For the six months ended June 30, 2010, revenue from our management services segment represented approximately 6.0% of our revenue, excluding operating expense reimbursements.  We provide management services for collegiate student housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue.  These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Development consulting services

For the six months ended June 30, 2010, revenue from our development consulting services represented approximately 2.1% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus student housing communities but also to the Trust and other third-party investors.

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

In 2007, we began developing projects for our ownership and we plan to increase self-development activity going forward. We opened the first of these self-developed projects in 2008 in Carbondale, Illinois (Reserve at Saluki Point).  In August of 2009, we opened a second phase at Carbondale and also completed the development of a wholly-owned self-developed community in Syracuse, New York. In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the campus of the University of Texas at Austin.  This will be the second project under the Trust’s ONE Plan and its third wholly owned development.

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

For the six months ended June 30, 2010, same-community revenue per available bed decreased to $377 and same-community physical occupancy increased to 88.5% compared to revenue per available bed of $383 and physical occupancy of 87.4% for the six months ended June 30, 2009. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio. As would be expected, individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

The average physical and economic occupancies on a Legacy-community basis (which are the same-communities, excluding the Place-communities)  for the second quarter of 2010 were 88.2% and 86.6%, respectively, compared to 87.7% and 86.3%, respectively, for the same quarter in 2009.  The Place-communities had average physical and economic occupancies of 81.9% and 78.8%, respectively, for the second quarter of 2010 compared to 79.0% and 76.7% in the second quarter of 2009. The occupancies achieved for the 2009-2010 lease term were at rental rates approximately 2.0% below the prior lease term due to more rental discounting and a higher level of concessions than in the past.

As of July 19th, leasing for the 2010-2011 lease term on a same-community basis reflects approximately 82.9% of beds preleased compared to 79.8% at this time last year, with net rental rates up approximately 1.9% over the prior year.  The Legacy-communities and the Place-communities have approximately 83.4% and 80.7%, respectively, of the beds preleased compared to 82.9% and 73.7%, respectively, at this time last year.

Development consulting services

Third-party development consulting services revenue experienced considerable growth from 2007 to 2009.  However, third-party development revenue declined 50.6% to $1,341 for the six months ended June 30, 2010 as credit market conditions in 2009 delayed the financing and commencement of construction on previously awarded projects.  Our development team is seeing an increase in interest from colleges and universities that are considering new housing and continues to receive requests for proposals on new development projects.  This is evidenced by third-party development awards made in March 2010 for a 634 bed on-campus community at Mansfield University of Pennsylvania and July 2010 for a 572 bed graduate student housing complex at the Science + Technology Park at Johns Hopkins Medical Institute.  These new development awards increased our third-party development fee backlog to $7,581 at June 30, 2010. However, due to the delays experienced though June 30, 2010 and until the credit markets return to more historical norms, we expect a lower level of third-party development revenue throughout 2010.

The Johns Hopkins project is scheduled to open in the summer of 2012.  The Trust will develop and manage the building which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, Education Realty Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18,000 second mortgage, (c) provide a repayment guarantee of the construction first mortgage, and (d) receive a 10-year management contract.  The Trust will recognize the development services revenue and interest income earned on the second mortgage when the second mortgage is repaid.

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

Student housing operating costs

Cost reduction initiatives put in place in the fourth quarter of 2008 helped drive a reduction in same community operating expenses for the year ended December 31, 2009. For the six months ended June 30, 2010, same community operating expenses remained relatively flat when compared to the same period in 2009 due to the reduction of expenses achieved in the prior year that were maintained during the first and second quarters of 2010. Although we do not expect significant reductions in same community operating expenses going forward, we will continue to maintain our focus to operate our properties as efficiently as possible.

General and administrative costs

For the year-ended December 31, 2009, general and administrative costs, before development pursuit costs, remained relatively flat when compared to 2008. Starting in 2010, we began a reorganization program and as a result have seen a reduction in general and administrative expenses, before severance and development pursuit costs, when compared to the same period in 2009. We expect this trend to continue through out 2010 and will continue to focus on operating efficiencies where appropriate.

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

Student housing property acquisitions and dispositions

Land, land improvements, buildings and improvements and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 15 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.

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

On January 1, 2009, the Trust adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As a result of the adoption, the Trust has reported nonredeemable noncontrolling interests as a component of equity in the consolidated balance sheets.  The prior periods presented have also been reclassified to conform to the current classification.

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

Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following table presents the results of operations for Education Realty Trust, Inc. for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010					Six Months Ended June 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$58,045	$—	$—	$—	$58,045	$57,280	$—	$—	$—	$57,280
Third-party development consulting services	—	1,341	—	—	1,341	—	2,716	—	—	2,716
Third-party management services	—	—	1,573	—	1,573	—	—	1,632	—	1,632
Intersegment revenues	—	—	2,196	(2,196)	—	—	1,048	2,186	(3,234)	—
Operating expense reimbursements	—	—	—	3,865	3,865	—	—	—	4,226	4,226
Total segment revenues	58,045	1,341	3,769	1,669	64,824	57,280	3,764	3,818	992	65,854
Segment operating expenses:
Student housing leasing operations	26,646	—	—	—	26,646	26,099	—	—	—	26,099
General and administrative	—	1,620	3,917	—	5,537	—	1,481	3,679	(81)	5,079
Intersegment expenses	2,196	—	—	(2,196)	—	2,186	—	—	(2,186)	—
Reimbursable operating expenses	—	—	—	3,865	3,865	—	—	—	4,226	4,226
Total segment operating expenses	28,842	1,620	3,917	1,669	36,048	28,285	1,481	3,679	1,959	35,404
Net operating income (loss)	29,203	(279)	(148)	—	28,776	28,995	2,283	139	(967)	30,450
Nonoperating expenses(1)	25,955	(48)	—	—	25,907	25,796	(42)	—	—	25,754
Income before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	3,248	(231)	(148)	—	2,869	3,199	2,325	139	(967)	4,696
Equity in earnings (losses) of unconsolidated entities	86	—	—	—	86	148	(2)	—	—	146
Income before income taxes and discontinued operations(2)	$3,334	$(231)	$(148)	$—	$2,955	$3,347	$2,323	$139	$(967)	$4,842

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on the extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses, which are classified as operating expenses in the condensed consolidated financial statements, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes and discontinued operations to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the six months ended June 30:

	2010	2009
Income before income taxes and discontinued operations for reportable segments	$2,955	$4,842
Other unallocated corporate expenses	(3,352)	(3,313)

Income (loss) before income taxes and discontinued operations	$(397)	$1,529

Student housing leasing

Student housing operating statistics for the six months ended June 30, 2010 and 2009 were as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,	Favorable
	2010	2009 (8)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	87.8%	87.6%	20	bps
Economic (2)	86.0%	87.1%	(110	)bps
NARPAB (3)	$360	$362	$(2)
Other income per avail. bed (4)	$20	$23	$(3)
RevPAB (5)	$380	$385	$(5)
Operating expense per bed (6)	$174	$176	$2
Operating margin (9)	54.1%	54.4%	(30	)bps
Design beds (7)	152,724	148,710	4,014

Same communities:
Occupancy
Physical (1)	88.5%	87.4%	110	bps
Economic (2)	87.2%	86.8%	40	bps
NARPAB (3)	$356	$360	$(4)
Other income per avail. bed (4)	$21	$23	$(2)
RevPAB (5)	$377	$383	$(6)
Operating expense per bed (6)	$175	$174	$(1)
Operating margin (9)	53.6%	54.5%	(90	)bps
Design beds (7)	145,524	145,542	—

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

Total revenue in the student housing leasing segment was $58,045 for the six months ended June 30, 2010. This represents an increase of $765, or 1.3%, from the same period in 2009.  This increase included $1,668 related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale), that opened in the third quarter of 2009.  Revenue at the Place-communities increased 4.2%, or $440, on a 4.2% improvement in occupancies, a decline in rental rates of approximately 0.4% and a 0.3% increase in other rental revenue.  These increases were offset by a 3.0%, or $1,342, decline in Legacy-community revenue, which was the result of a 2.5% decline in rental rates, a 0.7% decline in other rental revenue and a 0.2% improvement in occupancies.

Operating expenses in the student housing leasing segment increased $557, or 2.0%, to $28,842 for the six months ended June 30, 2010 as compared to the same period in 2009.  The new communities that opened in the third quarter of 2009 contributed $475 of the increase from the prior year.  The Place-community operating expenses increased $149, or 2.7% due to higher utilities and maintenance costs. These increases were offset by a decline in Legacy-community operating expenses of $76, or 0.4% which was primarily attributable to a decline in real estate taxes, insurance and bad debt expense offset by higher utilities.

Development consulting services

The following table represents the development consulting projects that were active during the six months ended June 30, 2010 and 2009:

			Recognized Earnings
Project	Beds	Fee Type	2010	2009	Difference
University of Michigan	896	Development fee	$1	$155	$(154)
Fontainebleu Renovation Project	435	Development fee	—	50	(50)
West Chester— Phase I	1,197	Development fee	—	987	(987)
Indiana University of Pennsylvania — Phase III	1,084	Development fee	—	739	(739)
Indiana University of Pennsylvania — Phase IV	596	Development fee	535	53	482
Colorado State University — Pueblo I	253	Development fee	—	354	(354)
Colorado State University — Pueblo II	500	Development fee	513	196	317
Auraria Higher Education System	685	Development fee	—	182	(182)
SUNY College of Environmental Science and Forestry	454	Development fee	67	—	67
Miscellaneous consulting fees	—	Consulting fee	225	—	225
Third-party development consulting services			1,341	2,716	(1,375)
Southern Illinois University— Carbondale	768	Construction oversight fee	—	86	(86)
Syracuse University	432	Development fee	—	962	(962)
Intersegment development services			—	1,048	(1,048)
Development consulting services			$1,341	$3,764	$(2,423)

Development consulting services revenue decreased $2,423, or 64.4%, to $1,341 for the six months ended June 30, 2010 as compared to the same period in 2009.  Third-party development consulting revenue declined $1,375 from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only three active third-party development jobs so far this year.  However, the decrease in active third-party development consulting revenue was offset by $225 in revenue related to consulting services that were unrelated to an active development project.  The intersegment revenue decline relates to two internal developments that were completed in the third quarter of 2009.  As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses increased $139, or 9.4%, for the six months ended June 30, 2010. This increase is primarily due to an increase in third-party development pursuit costs of $289 offset by a decrease in payroll and benefits.

Management services

Total management services revenue decreased by $49, or 1.3%, to $3,769 for the six months ended June 30, 2010 compared to the same period in 2009.  This decline was mainly driven by lower third-party management fee revenue as a result of the 2009 cancellation of a contract for one community in Alabama.  Revenue for existing contracts and intersegment revenue related to our owned portfolio remained essentially flat when compared to the same period in 2009.

General and administrative costs increased $238 as compared to the same period in 2009 due to $519 of severance costs incurred in 2010.  Excluding the severance costs, general and administrative costs in the management services segment have been reduced by 8% from the prior year.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments.  For the six months ended June 30, 2010, unallocated corporate expenses remained relatively flat when compared to the prior year at approximately $3,352.

Nonoperating expenses

Nonoperating expenses increased $153, or 0.6%, for the six months ended June 30, 2010, compared to the same period in 2009. This increase includes an $830 gain on extinguishment of debt in the prior year related to the reduction in mortgage debt on certain Place-communities and $716 in additional depreciation and amortization related to the new communities that opened in the third quarter of 2009.  These increases were offset by a $1,433 decline in interest expense as a result of the July 2009 repayment of the Amended Revolver and a reduction in mortgage debt.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. For the six months ended June 30, 2010, equity in earnings was $86 compared to $146 in the prior year. The main drivers of the decrease were a decline in occupancy and an increase in interest expense at our joint venture property in Greensboro, North Carolina and a decline in occupancy at our joint venture property in Isla Vista, California.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010					Three Months Ended June 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$28,394	$—	$—	$—	$28,394	$27,967	$—	$—	$—	$27,967
Third-party development consulting services	—	648	—	—	648	—	1,259	—	—	1,259
Third-party management services	—	—	707	—	707	—	—	723	—	723
Intersegment revenues	—	—	1,065	(1,065)	—	—	574	1,061	(1,635)	—
Operating expense reimbursements	—	—	—	1,957	1,957	—	—	—	2,036	2,036
Total segment revenues	28,394	648	1,772	892	31,706	27,967	1,833	1,784	401	31,985
Segment operating expenses:
Student housing leasing operations	13,208	—	—	—	13,208	12,929	—	—	—	12,929
General and administrative	—	842	1,811	—	2,653	—	749	1,711	(44)	2,416
Intersegment expenses	1,065	—	—	(1,065)	—	1,061	—	—	(1,061)	—
Reimbursable operating expenses	—	—	—	1,957	1,957	—	—	—	2,036	2,036
Total segment operating expenses	14,273	842	1,811	892	17,818	13,990	749	1,711	931	17,381
Net operating income (loss)	14,121	(194)	(39)	—	13,888	13,977	1,084	73	(530)	14,604
Nonoperating expenses(1)	12,963	(25)	—	—	12,938	12,367	(31)	—	—	12,336
Income (loss) before equity in earnings of unconsolidated entities, income taxes and discontinued operations	1,158	(169)	(39)	—	950	1,610	1,115	73	(530)	2,268
Equity in earnings of unconsolidated entities	7	—	—	—	7	48	(2)	—	—	46
Income (loss) before income taxes and discontinued operations(2)	$1,165	$(169)	$(39)	$—	$957	$1,658	$1,113	$73	$(530)	$2,314

(1)
Nonoperating expenses include interest expense, interest income, gains (losses) on the extinguishment of debt, amortization of deferred financing costs, depreciation, amortization of intangibles and impairment losses on assets. Certain expenses, which are classified as operating expenses in the condensed consolidated financial statements, are classified as nonoperating expenses for presentation purposes above based on how management evaluates segment operating performance.

(2)
The following is a reconciliation of the reportable segments’ income before income taxes and discontinued operations to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended June 30:

	2010	2009
Income before income taxes and discontinued operations for reportable segments	$957	2,314
Other unallocated corporate expenses	(1,661)	(1,632)
Income (loss) before income taxes and discontinued operations	$(704)	682

Student housing leasing

Student housing operating statistics for wholly-owned communities and same-communities for the three months ended June 30, 2010 and 2009 were as follows:

	Three months	Three months
	ended	ended
	June 30,	June 30,	Favorable
	2010	2009 (8)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	85.8%	85.8%	—
Economic (2)	83.4%	84.6%	(120	)bps
NARPAB (3)	$350	$352	$(2)
Other income per avail. bed (4)	$22	$24	$(2)
RevPAB (5)	$372	$376	$(4)
Operating expense per bed (6)	$173	$174	$1
Operating margin (9)	53.5%	53.8%	(30	)bps
Design Beds (7)	76,362	74,346	2,016

Same-communities:
Occupancy
Physical (1)	86.7%	85.6%	110	bps
Economic (2)	84.9%	84.2%	70	bps
NARPAB (3)	$347	$350	$(3)
Other income per avail. bed (4)	$23	$24	$(1)
RevPAB (5)	$370	$374	$(4)
Operating expense per bed (6)	$173	$173	$—
Operating margin (9)	53.2%	53.8%	(60	)bps
Design Beds (7)	72,762	72,762	—

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

Total revenue in the student housing leasing segment was $28,394 for the three months ended June 30, 2010. This represents an increase of $427, or 1.5%, from the same period in 2009. The increase in student housing leasing revenue included $716 related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale).  In addition revenue at Place-communities increased 3.7%, or $194, on a 3.3% improvement in occupancies, a decline in rental rates of approximately 0.1% and a 0.5% increase in other rental revenue.  These increases were offset by a $483, or 2.2%, decline in Legacy-community revenue, which was the result of a 2.1% decline in rental rates, a 0.5% decline in other rental revenue and a 0.4% increase in occupancy.

Operating expenses in the student housing leasing segment increased $283, or 2.0%, to $14,273 for the three months ended June 30, 2010 as compared to the same period in 2009. The growth in operating expenses was the result of an increase of $236 related to the new communities, University Village on Colvin and The Reserve at Saluki Pointe, while operating expenses at the Place-communities increased $59 primarily due to higher utilities.  Operating expenses at the Legacy-communities were relatively flat.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended June 30, 2010 and 2009:

			Recognized Earnings
Project	Beds	Fee Type	2010	2009	Difference
University of Michigan	896	Development fee	$—	$121	$(121)
SUNY College of Environmental Science & Forestry	454	Development Fee	67	—	67
Fontainebleu Renovation Project	435	Development fee	—	4	(4)
West Chester— Phase I	1,197	Development fee	—	469	(469)
Indiana University of Pennsylvania — Phase III	1,084	Development fee	—	266	(266)
Indiana University of Pennsylvania — Phase IV	596	Development fee	202	53	149
Colorado State University — Pueblo I	253	Development fee	—	159	(159)
Colorado State University — Pueblo II	500	Development fee	154	187	(33)
Miscellaneous consulting fees	—	Consulting fee	225	—	225
Third-party development consulting services			648	1,259	(611)
Southern Illinois University— Carbondale	768	Construction oversight fee	—	51	(51)
Syracuse University	432	Development fee	—	523	(523)
Intersegment development services			—	574	(574)
Development consulting services			$648	$1,833	$(1,185)

Development consulting services revenue decreased $1,185, or 64.6%, to $648 for the three months ended June 30, 2010 as compared to the same period in 2009.  Third-party development consulting revenue declined $611 from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only three active third-party development jobs so far this year. However, the decrease in active third-party development consulting revenue was offset by $225 in revenue related to consulting services that were unrelated to an active development project.  The intersegment revenue decline relates to two internal developments that were completed in the third quarter of 2009.  As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses increased $93 or 12.4% for the quarter. This increase is primarily due to an increase in third-party development pursuit costs of $120 offset by a decrease in payroll and benefits.

Management services

Total management services revenue remained essentially flat for the three months ended June 30, 2010 when compared to the same period in 2009 due to a consistent number of management contracts each period and relatively flat revenue at those projects.

General and administrative costs for our third-party management services segment increased $100 as compared to the same period in 2009 due to $227 of severance costs incurred in the second quarter of 2010.  Excluding these costs general and administrative expenses were reduced 7.4% from the prior year.

Unallocated corporate expenses

Unallocated corporate expenses represent general and administrative expenses that are not allocated to any of our business segments. For the three months ended June 30, 2010, unallocated corporate expenses remained essentially flat at $1,661 for the quarter.

Nonoperating expenses

Nonoperating expenses increased $602 or 4.9% for the three months ended June 30, 2010, compared to the same period in 2009.  This increase includes an $830 gain on extinguishment of debt in the prior year related to the reduction in mortgage debt on certain Place-communities and $416 in additional depreciation and amortization related to the two new communities.  Offsetting these increases was a decline in interest expense as a result of the July 2009 repayment of the Amended Revolver and a reduction in mortgage debt.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. For the three months ended June 30, 2010, equity in earnings was $7 compared to $46 in the prior year. The main drivers of the decrease were a decline in occupancy and an increase in interest expense at our joint venture property in Greensboro, North Carolina.

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

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. We believe that net income is the most directly comparable GAAP measure to FFO available to stockholders and unitholders. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Education Realty Trust, Inc.	$(590)	$231	$(420)	$664
Student housing property depreciation and amortization of lease intangibles	7,373	6,954	14,683	13,959
Equity portion of real estate depreciation and amortization on equity investees	124	122	248	244
Depreciation and amortization of discontinued operations	—	—	—	25
Noncontrolling interests	(12)	(53)	199	157
Funds from operations	$6,895	$7,254	$14,710	$15,049

Liquidity and Capital Resources

Second Amended Revolver, Master Secured Credit Facility and other indebtedness

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility agreement dated March 30, 2006 (the “Amended Revolver”). The previous facility had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95,000 and within the first two years of the date of execution of the agreement may be, upon satisfaction of certain conditions, expanded to a total of $150,000.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2010, our borrowing base was $43,364, we had no amounts outstanding under the Second Amended Revolver and we had letters of credit outstanding of $1,500 (see Note 6 to our accompanying condensed consolidated financial statements); thus, our remaining borrowing base availability was $41,864. The Trust has five communities unencumbered by debt of which two are eligible to be included in the pool of properties pledged as collateral against borrowings under the Second Amended Revolver.  The Trust estimates that the borrowing base availability would increase by approximately $10,100 if these two communities were included.

At June 30, 2010, the Trust had ten properties unencumbered by mortgage debt.  Five of the ten properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

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

At June 30, 2010, the Trust had outstanding mortgage and construction indebtedness of $398,645 (excluding unamortized debt premium of $598). $23,895 relates to construction debt that is disclosed below and $325,775 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds and bears interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $48,975 bears interest at variable rates based on the 30-day LIBOR plus an applicable margin (3.67%).

At June 30, 2010, we had borrowed $10,759 and $4,310 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At June 30, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7 to our accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the six months ended June 30, 2010, we generated $12,503 of cash from operations, received proceeds of $2,078 related to notes receivable, and when combined with $31,169 of existing cash, we were able to invest $8,275 of capital into existing communities, distribute $6,250 to our stockholders and unitholders, repay $5,013 in construction debt and end the quarter with $23,348 of cash.

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

Distributions for the six months ended June 30, 2010 totaled $6,250 or $0.10 per weighted average share/unit, compared to cash provided by operations of $12,503, or $0.22 per weighted average share/unit.  Our current targeted annual dividend rate is $0.20 per share/unit.

Based on our closing share price of $6.03 on June 30, 2010, our total enterprise value was $725,759.  With net debt (total debt less cash) of $375,297 at June 30, 2010, our debt to enterprise value was 51.7% compared to 57.2% at December 31, 2009.  With gross assets of $947,083, which excludes accumulated depreciation of $156,028, our debt to gross assets was 42.1% at June 30, 2010 as compared to 42.9% at December 31, 2009.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Trust implemented an at-the-market equity distribution program during the second quarter.  The Trust may sell shares of its common stock having an aggregate offering amount of up to $50,000.  During the quarter ended June 30, 2010, the Trust sold no shares of common stock pursuant to the equity distribution program. Sales of common stock will depend upon market conditions and other factors to be determined by the Trust.

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic properties. We continually assess all of our properties, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital which would most likely be used to pay down debt and possibly finance acquisition/development growth or other operational needs.

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

Our existing universal shelf registration statement permits us to issue up to $250,000 in securities, including equity or debt securities, from time to time in one or more transactions depending on market conditions and terms.  As of June 30, 2010, $200,000 of securities registered remains available for issuance.

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

In 2007, we began developing projects for the Trust’s ownership.  In 2009 we established the ONE Plan, under which the Company uses its equity and financial stability to fund and own projects on university land.  We plan to utilize both to increase self-development activity going forward. We opened two wholly-owned, self-developed communities in August of 2008 and 2009 which serve Southern Illinois University and Syracuse University, respectively.  In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly owned development and second project under the ONE Plan.   As opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with the Trust.

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

Commitments

The following table summarizes our contractual obligations as of June 30, 2010:

	Payment due by Period
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$2,166	$96,437	$133,143	$166,899	$398,645
Contractual Interest Obligations(2)	10,946	39,539	26,546	24,746	101,777
Operating Lease and Future Purchase Obligations (3)	3,661	9,260	3,353	203	16,477
Capital Reserve Obligations(4)	898	3,523	2,861	3,052	10,334
Total	$17,671	$148,759	$165,903	$194,900	$527,233

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties and amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $598 of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of June 30, 2010.  The Trust has $72,870 of variable rate debt as of June 30, 2010.

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

In conjunction with our follow-on common stock offering in July of 2009, the board of directors lowered the annual dividend target from $0.41 to $0.20 per share/unit effective with the November 16, 2009 dividend.

Our board of directors declared a second quarter distribution of $0.05 per share of common stock for the quarter ending on June 30, 2010. The distribution is payable on August 16, 2010 to stockholders of record at the close of business on July 30, 2010.

Off-Balance Sheet Arrangements

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC in order to receive a 25% ownership stake in the joint venture with College Park Apartments.  Construction was completed and the student housing community was occupied in August 2007.  In June of 2010 the construction loan was refinanced and the Operating Partnership no longer guarantees the debt.

As of June 30, 2010, we hold investments in four unconsolidated entities that have third-party mortgage and construction indebtedness totaling $110,549 at June 30, 2010.  The Trust does not guarantee this debt.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60,000, 20-story, 572-bed graduate student housing complex at the Science + Technology Park at Johns Hopkins Medical Institute (“Johns Hopkins”).  The Trust extended an $18,000 second mortgage loan to the owner.  In addition the Trust has committed to provide a guarantee of repayment of a $42,000 third-party construction loan if such is ultimately obtained.  The Company has also committed to fund the $42,000 construction loan if such financing cannot be obtained from a third-party lender.  Accordingly, in the event that the construction financing is not obtained from a third-party lender, the Company would provide the entire $60,000 necessary to finance the Project.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2010, we had fixed rate debt of $325,775. Holding other variables constant a 100 basis point increase in interest rates would cause a $13,499 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $14,404 increase in the fair value of our fixed rate debt. At June 30, 2010, 81.7% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.91% and an average term to maturity of 5.11 years.

At June 30, 2010, we had borrowed $10,759 and $4,310 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At June 30, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University. The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Additionally, in 2008, we borrowed $49,874 to refinance mortgage debt. The loans bear interest at 30-day LIBOR plus an applicable margin and mature on January 1, 2014.  At June 30, 2010, $48,975 remained outstanding on this variable rate debt.  In order to hedge the interest rate risk associated with these loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The interest rate cap effectively limits the interest rate on $49,874 of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gain or loss associated with this derivative instrument in earnings.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, the Trust continued with the implementation of a financial reporting analyses package. There were no other changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk factors

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which describe various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

During the three months ended June 30, 2010, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 352 shares of our common stock for approximately $2 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the second quarter of 2010.  We also directed the plan administrator to purchase 1,651 shares of our common stock for approximately $11 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended June 30, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	357	$6.71	―	―
May 1-31, 2010	827	6.94	―	―
June 1-30, 2010	819	6.65	―	―
Total	2,003	$6.78	―	―

(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our board of directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

As previously announced in the Trust’s Current Report on Form 8-K which was filed with the SEC on July 19, 2010, the Trust will file the construction loan and guaranty, as applicable, relating to the Johns Hopkins project when such agreements have been finalized and executed. See “Trends and Outlooks – Development consulting services” and “Off-Balance Sheet Arrangements.”

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: August 5, 2010	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: August 5, 2010	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: August 5, 2010	By /s/ J. Drew Koester
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

10.1
Education Realty Trust, Inc. Restricted Stock Award Agreement, dated April 13, 2010, between Education Realty Trust, Inc. and Randall L. Churchey (Incorporated by reference to Exhibit 10.1 the Trust’s Current Report on Form 8-K, filed on April 14, 2010).

10.2
Equity Distribution Agreement, dated June 2, 2010, between Education Realty Trust, Inc., Education Realty Operating Partnership, LP and KeyBanc Capital Markets Inc. (Incorporated by reference to Exhibit 1.1 the Trust’s Current Report on Form 8-K, filed on June 2, 2010).

10.3
Equity Distribution Agreement, dated June 2, 2010, between Education Realty Trust, Inc., Education Realty Operating Partnership, LP and UBS Securities LLC (Incorporated by reference to Exhibit 1.2 the Trust’s Current Report on Form 8-K, filed on June 2, 2010).

10.4	Second Mortgage (filed herewith).

12	Statement Regarding Computation of Ratios (filed herewith).

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).