Form 10-Q
period 2010-09-30
Education Realty Trust, Inc.
filed 2010-11-05
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2010, the latest practicable date, the Registrant had outstanding 58,607,420 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults upon Senior Securities	50

Item 4. Removed and Reserved	50

Item 5. Other Information	50

Item 6. Exhibits	50

Signatures	51

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Assets:
Student housing properties, net	$708,496	$749,884
Assets under development	446	—
Corporate office furniture, net	869	1,118
Cash and cash equivalents	27,960	31,169
Restricted cash	6,488	4,579
Student contracts receivable, net	379	386
Receivable from affiliate	—	18
Management fee receivable from third party	395	277
Goodwill and other intangibles, net	3,070	3,073
Other assets	21,663	14,109
Total assets	$769,766	$804,613
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$398,087	$406,365
Accounts payable	287	235
Accrued expenses	19,721	11,423
Deferred revenue	14,499	10,346
Total liabilities	432,594	428,369

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	10,035	11,079

Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $.01 par value per share, 200,000,000 shares authorized, 58,347,249 and 56,705,605 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	584	567
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	415,429	410,455
Accumulated deficit	(88,876)	(48,636)
Total Education Realty Trust, Inc. stockholders’ equity	327,137	362,386
Noncontrolling interest	—	2,779
Total equity	327,137	365,165
Total liabilities and equity	$769,766	$804,613

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)
	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Revenues:
Student housing leasing revenue	$84,628	$82,962
Other leasing revenue	77	—
Third-party development consulting services	1,675	5,275
Third-party management services	2,335	2,370
Operating expense reimbursements	11,017	7,749
Total revenues	99,732	98,356
Operating expenses:
Student housing leasing operations	44,702	44,491
General and administrative	11,661	11,738
Depreciation and amortization	22,592	21,501
Loss on impairment	33,610	—
Reimbursable operating expenses	10,101	7,749
Total operating expenses	122,666	85,479
Operating income (loss)	(22,934)	12,877
Nonoperating expenses:
Interest expense	16,653	18,825
Amortization of deferred financing costs	974	749
Interest income	(402)	(334)
Gain on extinguishment of debt	—	(830)
Total nonoperating expenses	17,225	18,410
Loss before equity in losses of unconsolidated entities, income taxes and discontinued operations	(40,159)	(5,533)
Equity in losses of unconsolidated entities	(242)	(6)
Loss before income taxes and discontinued operations	(40,401)	(5,539)
Income tax expense	268	1,203
Loss from continuing operations	(40,669)	(6,742)
Loss from discontinued operations	—	(21)
Net loss	(40,669)	(6,763)
Less: Net loss attributable to the noncontrolling interest	(429)	(43)
Net loss attributable to Education Realty Trust, Inc.	$(40,240)	$(6,720)
Earnings per share information:
Loss attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.70)	$(0.19)
Discontinued operations	—	—
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.70)	$(0.19)
Weighted average shares of common stock outstanding – basic	57,120,291	35,013,814
Weighted average shares of common stock outstanding – diluted	57,120,291	35,013,814
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(40,240)	$(6,700)
Loss from discontinued operations, net of tax	—	(20)
Net loss	$(40,240)	$(6,720)
Distributions per share of common stock	$0.1500	$0.3075

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)
	Three months	Three months
	ended	ended
	September 30,	September 30,
	2010	2009
Revenues:
Student housing leasing revenue	$26,583	$25,682
Other leasing revenue	77	—
Third-party development consulting services	334	2,559
Third-party management services	762	738
Operating expense reimbursements	7,152	3,523
Total revenues	34,908	32,502
Operating expenses:
Student housing leasing operations	18,056	18,392
General and administrative	3,325	3,903
Depreciation and amortization	7,701	7,227
Loss on impairment	33,610	—
Reimbursable operating expenses	6,236	3,523
Total operating expenses	68,928	33,045
Operating loss	(34,020)	(543)
Nonoperating expenses:
Interest expense	5,524	6,323
Amortization of deferred financing costs	306	230
Interest income	(174)	(180)
Total nonoperating expenses	5,656	6,373
Loss before equity in losses of unconsolidated entities, income taxes and discontinued operations	(39,676)	(6,916)
Equity in losses of unconsolidated entities	(328)	(152)
Loss before income taxes and discontinued operations	(40,004)	(7,068)
Income tax expense	444	513
Loss from continuing operations	(40,448)	(7,581)
Loss from discontinued operations	—	(3)
Net loss	(40,448)	(7,584)

Less: Net loss attributable to the noncontrolling interest	(628)	(200)
Net loss attributable to Education Realty Trust, Inc.	$(39,820)	$(7,384)

Earnings per share information:
Loss attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.69)	$(0.15)
Discontinued operations	—	—
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.69)	$(0.15)

Weighted average shares of common stock outstanding – basic	57,719,401	47,932,410

Weighted average shares of common stock outstanding – diluted	57,719,401	47,932,410

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(39,820)	$(7,381)
Loss from discontinued operations, net of tax	—	(3)
Net loss	$(39,820)	$(7,384)
Distributions per share of common stock	$0.0500	$0.1025

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2008	28,475,855	$285	$308,356	$(41,381)	$2,918	$270,178
Common stock issued:
To officers and directors	8,000	—	34	—	—	34
Proceeds from issuances, net of offering costs	28,175,000	282	115,851	—	—	116,133
Amortization of restricted stock	26,994	—	453	—	—	453
Cash dividends	—	—	(11,656)	—	(85)	(11,741)
PIUs forfeited	—	—	30	—	(30)	—
PIUs issued	—	—	—	—	13	13
Net loss	—	—	—	(6,720)	(14)	(6,734)
Balance, September 30, 2009	56,685,849	$567	$413,068	$(48,101)	$2,802	$368,336

Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Common stock issued:
To officers and directors	34,000	—	336	—	—	336
To retire PIUs	50,826	1	196	—	—	197
Proceeds from issuances, net of offering costs	1,508,628	16	10,229	—	—	10,245
Amortization of restricted stock	48,190	—	474	—	—	474
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Cash dividends	—	—	(8,547)	—	(22)	(8,569)
Net income (loss)	—	—	—	(40,240)	10	(40,230)
Balance, September 30, 2010	58,347,249	$584	$415,429	$(88,876)	$—	$327,137

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Operating activities:
Net loss	$(40,669)	$(6,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,592	21,501
Depreciation included in discontinued operations	—	25
Deferred tax (benefit) expense	(667)	143
Loss (gain) on disposal of assets	20	(3)
Loss on impairment	33,610	—
Gain on extinguishment of debt	—	(830)
Amortization of deferred financing costs	974	749
Loss (gain) on interest rate cap	258	(237)
Amortization of unamortized debt premiums/discounts	(298)	(304)
Distributions of earnings from unconsolidated entities	995	294
Noncash compensation expense related to stock-based incentive awards	583	509
Equity in losses of unconsolidated entities	242	6
Change in operating assets and liabilities	8,357	14,355
Net cash provided by operating activities	25,997	29,445
Investing activities:
Purchase of corporate furniture and fixtures	(64)	(85)
Restricted cash	(1,909)	(2,347)
Investment in student housing properties	(14,518)	(16,102)
Proceeds from sale of student housing properties	—	154
Payments on notes receivable	2,078	—
Loan to participating development	(7,231)	—
Insurance proceeds received from property damage	—	224
Investment in assets under development	(446)	(22,676)
Investment in unconsolidated entities	(40)	(384)
Net cash used in investing activities	(22,130)	(41,216)
Financing activities:
Payment of mortgage and construction notes	(7,979)	(2,162)
Borrowings under mortgage notes and construction loans	—	17,815
Borrowings under the Amended Revolver	—	1,000
Repayments under the Amended Revolver	—	(33,900)
Payment of offering costs	(148)	(6,428)
Debt refund (issuance) costs	6	(588)
Proceeds from refund of defeasance costs	—	830
Proceeds from common stock offering	10,385	122,561
Redemption of noncontrolling interests	(167)	—
Dividends and distributions paid to common and restricted stockholders	(8,547)	(11,656)
Dividends and distributions paid to noncontrolling interests	(626)	(764)
Net cash (used in) provided by financing activities	(7,076)	86,708
Net (decrease) increase in cash and cash equivalents	(3,209)	74,937
Cash and cash equivalents, beginning of period	31,169	9,003
Cash and cash equivalents, end of period	$27,960	$83,940

See accompanying notes to the condensed consolidated financial statements.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$16,438	$18,989
Income taxes paid	$224	$695
Supplemental disclosure of noncash activities:
Note receivable received in connection with sale of student housing property	$—	$2,300

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures.  As of September 30, 2010, the Trust had $26,274 of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the nine months ended September 30, 2010, management determined that the carrying value of nine different student housing communities may not be recoverable due to a decline in estimated net operating income and/or the potential sale of these assets. The fair value of these properties was estimated and management recorded an impairment loss of $33,610 in the accompanying condensed consolidated statement of operations.

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

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50,000. Sales of the common stock will depend upon market conditions and other factors to be determined by the Trust and may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust has no obligation to sell any of the common stock, and may at any time suspend offers under the agreements or terminate the agreements. As of September 30, 2010, the Trust had sold 1,502,400 shares of common stock under the equity distribution program for net proceeds of approximately $10,347.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the board of directors, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP.  The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. Total compensation expense relating to the ESPP was $6 for the three months ended September 30, 2010.

On July 28, 2009, the Trust completed a follow-on common stock offering, selling 28,175,000 shares of the Trust’s common stock, including 3,675,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing, at a price of $4.35 per share to the public.  The offering generated gross proceeds of approximately $122,561.  The net proceeds to the Trust, after the underwriting discount and other expenses of the offering were approximately $116,133.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with student housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method.

Income taxes

The Trust qualifies as a REIT under the Code. The Trust is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its taxable income for each tax year to its stockholders and meets certain other requirements. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

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

The Trust had no unrecognized tax benefits as of September 30, 2010 and 2009.  As of September 30, 2010, the Trust did not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of September 30, 2010, open tax years generally include tax years for 2006, 2007, 2008 and 2009. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At September 30, 2010 and 2009, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

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

The PIUs were determined to be noncontrolling interests that were not redeemable and accordingly these amounts were reclassified to equity in the accompanying condensed consolidated balance sheets and statements of changes in equity.  The PIU holder’s share of income or loss is reported in the accompanying condensed consolidated statements of operations as net income attributable to noncontrolling interests. During June 2010, all of the outstanding PIUs were redeemed by the Trust for $167 of cash and 50,826 shares of common stock that had a market value of $314 (see Note 9).

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

As of September 30, 2010 and 2009, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2010	2009
Operating Partnership units	903,738	913,738
University Towers Operating Partnership units	207,257	207,257
Profits Interest Units	—	277,500
Total potentially dilutive securities	1,110,995	1,398,495

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $388. No additional impairment has been recorded through September 30, 2010. The carrying value of goodwill was $3,070 at September 30, 2010 and December 31, 2009, of which $2,149 was recorded on the management services segment and $921 was recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. There were no other intangible assets at September 30, 2010 and $3 at December 31, 2009.

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

Other leasing revenue — On August 1, 2010, the Trust leased the student housing community known as Collegiate Village located in Macon, Georgia to Macon State College (“MSC”) for monthly rent of $30 for a period of one year.  MSC will operate and manage the property while the lease is in place.  MSC has the option to renew the lease for one additional year or has the option to purchase the property for $7,500 plus the cost of capital improvements made at the request of MSC.  The purchase option can be exercised at any time between February 28, 2011 and July 31, 2011. During the nine months ended September 30, 2010, the Trust recognized $77 in other leasing revenue related to the lease.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete.  For the nine months ended September 30, 2010 and 2009, there was no revenue and $1,224 of revenue recognized related to cost savings agreements on development projects, respectively.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60,700, 20-story, 572-bed graduate student housing complex at the Science + Technology Park at Johns Hopkins Medical Institute.  The Trust will develop and manage the building which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18,000 second mortgage, (c) receive a $3,000 fee for providing a repayment guarantee of the construction first mortgage, and (d) receive a 10-year management contract. At September 30, 2010, the note receivable for the second mortgage had a balance of $7,231 and is recorded in other assets in the accompanying condensed consolidated balance sheet. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid.

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

Costs related to development consulting services

Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred, until such time that management has been notified of a contract award. At such time, the reimbursable costs are recorded as receivables and are reflected as other assets in the accompanying condensed consolidated balance sheets.

Costs directly associated with internal development projects are capitalized as part of the cost of the project.

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

3. Investments in unconsolidated entities

As of September 30, 2010, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership

•	APF EDR, LP, a Delaware limited partnership, 10% owned by the Operating Partnership

•	APF EDR Food Services LP, a Delaware limited partnership, 10% owned by the Operating Partnership

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the nine months ended September 30, 2010 and 2009:

	2010	2009
Results of Operations:
Revenues	$10,659	$11,718
Net loss	(2,856)	(753)
Equity in earnings (losses) of unconsolidated entities	$(242)	$(6)

These entities primarily own collegiate student housing communities which are managed by the Trust.  As of September 30, 2010 and December 31, 2009, the Trust’s investment in unconsolidated entities totaled $252 and $1,450, respectively.  The decline in the Trust’s investment in unconsolidated entities is primarily due to the sale of the majority of the assets of the APF EDR, LP and APF EDR Food Services LP joint ventures during the three months ended September 30, 2010.  The Trust recognized $137 as its portion of the loss on the sale of assets as part of equity in losses of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sale in the amount of $676 as a distribution in the condensed consolidated financial statements.

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

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the Second Amended Revolver and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2010, our borrowing base was $43,347, we had no amounts outstanding under the Second Amended Revolver and we had a letter of credit outstanding of $1,500 (see Note 6); thus, our remaining borrowing base availability was $41,847.

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

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2010, the Trust was in compliance with all covenants discussed above.

The Trust is prohibited from making distributions unless either of the following conditions is met: (a) after giving effect to the distribution, the total leverage ratio is less than or equal to 65% prior to November 20, 2012, and less than or equal to 60% thereafter; or (b) the distribution, when considered along with all other distributions for the last three quarters, does not exceed 90% of funds from operations for the applicable period.

During the year ended December 31, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering that was conducted in July 2009 (see Note 2) to repay the outstanding balance of the Amended Revolver.

Mortgage and construction debt

At September 30, 2010, the Trust had outstanding mortgage and construction indebtedness of $397,588 (excluding unamortized debt premium of $499).  $23,794 relates to construction debt that is disclosed below and $132,078 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $241,716 of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”).  $48,816 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin. This variable rate debt had a weighted average interest rate of 3.64% as of September 30, 2010. The remaining outstanding balance of $192,900 bears interest at a weighted average fixed rate of 5.88%.

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum.  The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gains or losses associated with this derivative instrument in earnings. The fair value of the interest rate cap is determined using available market information or other appropriate valuation methodologies and is classified as level 2 as defined in the authoritative guidance. At September 30, 2010 and December 31, 2009, the cap had a value of $28 and $286, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

At September 30, 2010, we had borrowed $10,688 and $4,281 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At September 30, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness at September 30, 2010 are as follows:

Fiscal Year Ending
2010 (3 months ending December 31, 2010)	$1,112
2011	13,367
2012	83,067
2013	33,028
2014	100,115
Thereafter	166,899
Total	397,588
Unamortized debt premium	499
Outstanding at September 30, 2010, net of unamortized premiums	$398,087

At September 30, 2010, the outstanding mortgage and construction debt had a weighted average interest rate of 5.37% and carried a weighted average term to maturity of 4.46 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: student housing leasing, development-consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010					Nine Months Ended September 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$84,628	$—	$—	$—	$84,628	$82,962	$—	$—	$—	$82,962
Other leasing revenue	77	—	—	—	77	—	—	—	—	—
Third-party development consulting services	—	1,777	—	(102)	1,675	—	5,275	—	—	5,275
Third-party management services	—	—	2,335	—	2,335	—	—	2,370	—	2,370
Intersegment revenues	—	—	3,328	(3,328)	—	—	1,128	3,289	(4,417)	—
Operating expense reimbursements	—	916	—	10,101	11,017	—	—	—	7,749	7,749
Total segment revenues	84,705	2,693	5,663	6,671	99,732	82,962	6,403	5,659	3,332	98,356
Segment operating expenses:
Student housing leasing operations	44,702	—	—	—	44,702	44,491	—	—	—	44,491
General and administrative	—	2,071	5,561	(63)	7,569	—	2,402	5,488	(96)	7,794
Intersegment expenses	3,328	—	—	(3,328)	—	3,289	—	—	(3,289)	—
Reimbursable operating expenses	—	—	—	10,101	10,101	—	—	—	7,749	7,749
Total segment operating expenses	48,030	2,071	5,561	6,710	62,372	47,780	2,402	5,488	4,364	60,034
Net operating income (loss) (1)	$36,675	$622	$102	$(39)	$37,360	$35,182	$4,001	$171	$(1,032)	$38,322
Total segment assets, as of September 30, 2010 and December 31, 2009 (2)	$726,393	$6,197	$4,682	$—	$737,272	$766,655	$3,742	$5,535	$—	$775,932

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the nine months ended September 30:

	2010	2009
Net operating income for reportable segments	$37,360	$38,322
Other unallocated general and administrative expenses	(4,092)	(3,944)
Depreciation and amortization	(22,592)	(21,501)
Loss on impairment	(33,610)	—
Interest expense	(16,653)	(18,825)
Amortization of deferred financing costs	(974)	(749)
Interest income	402	334
Gain on extinguishment of debt	—	830
Equity in losses of unconsolidated entities	(242)	(6)
Income (loss) before income taxes and discontinued operations	$(40,401)	$(5,539)

(2)
The decrease in segment assets related to student housing leasing is primarily related to the impairment charge of $33,610 taken in September of 2010.  The increase in segment assets related to development consulting services is primarily due to an increase in cash related to the collection of reimbursable project costs.

The following table represents segment information for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010					Three Months Ended September 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$26,583	$—	$—	$—	$26,583	$25,682	$—	$—	$—	$25,682
Other leasing revenue	77	—	—	—	77	—	—	—	—	—
Third-party development consulting services	—	436	—	(102)	334	—	2,559	—	—	2,559
Third-party management services	—	—	762	—	762	—	—	738	—	738
Intersegment revenues	—	—	1,132	(1,132)	—	—	80	1,103	(1,183)	—
Operating expense reimbursements	—	916	—	6,236	7,152	—	—	—	3,523	3,523
Total segment revenues	26,660	1,352	1,894	5,002	34,908	25,682	2,639	1,841	2,340	32,502
Segment operating expenses:
Student housing leasing operations	18,056	—	—	—	18,056	18,392	—	—	—	18,392
General and administrative	—	451	1,644	(63)	2,032	—	921	1,809	(15)	2,715
Intersegment expenses	1,132	—	—	(1,132)	—	1,103	—	—	(1,103)	—
Reimbursable operating expenses	—	—	—	6,236	6,236	—	—	—	3,523	3,523
Total segment operating expenses	19,188	451	1,644	5,041	26,324	19,495	921	1,809	2,405	24,630
Net operating income (loss) (1)	$7,472	$901	$250	$(39)	$8,584	$6,187	$1,718	$32	$(65)	$7,872

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2010	2009
Net operating income for reportable segments	$8,584	7,872
Other unallocated general and administrative expenses	(1,293)	(1,188)
Depreciation and amortization	(7,701)	(7,227)
Loss on impairment	(33,610)	—
Interest expense	(5,524)	(6,323)
Amortization of deferred financing costs	(306)	(230)
Interest income	174	180
Equity in losses of unconsolidated entities	(328)	(152)
Income (loss) before income taxes and discontinued operations	$(40,004)	(7,068)

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2010 and is secured by the Second Amended Revolver.

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

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $47,031, held by two unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreements, the joint venture partners agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

The Trust has estimated the fair value of guarantees entered into to be immaterial. The Trust’s estimated maximum exposure under the above guarantees is its equity portion of the debt or approximately $8,363.

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

Under the terms of the purchase agreement with Place Properties, L.P., the Trust remains a party to a tax indemnification agreement whereby a payment could be required to be made to the former owner if certain Place-communities are sold within five years of the purchase date. The contingency expires in January 2011.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop student housing communities on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At September 30, 2010 and December 31, 2009, the Trust had reimbursable predevelopment costs of $1,185 and $1,563, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42,000 third-party construction loan for a $3,000 fee.  The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2,500 reserve to fund any operating or debt service shortfalls, that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

7. Acquisition and development of real estate investments

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly owned development and second project under the ONE Plan. As of September 30, 2010, the Trust had incurred $420 in costs for the project which is expected to open in July of 2013.  During the nine months ended September 30, 2010, the Trust capitalized interest costs of $3 related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. EDR will develop, own and manage the student housing communities in these first two phases. As of September 30, 2010, the Trust had incurred $26 in predevelopment costs.

All costs related to the development of student apartment communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opens.

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

All costs related to completed developments discussed above are classified in student housing properties, net in the accompanying condensed consolidated balance sheets.

8. Disposition of real estate investments and discontinued operations

On April 7, 2009, the Trust sold the College Station student housing community for a sales price of $2,550.  The Trust received proceeds of $250 and a note receivable of $2,300. The note was interest only and accrued interest at a rate of 3% per annum through August 31, 2009 and matures on December 31, 2010 (the option to extend from December 31, 2009 to December 31, 2010 was exercised in September 2009). Beginning on September 1, 2009, the note accrues interest at a rate of 6% per annum and is payable in monthly installments through maturity. All unpaid principal and interest is due at maturity. However, if no default exists at the maturity date, the note may be extended to June 30, 2011. The note would remain interest only at a rate of 6% per annum payable in monthly installments through December 31, 2010; thereafter, payments of principal and interest (at a rate of 6% per annum) would be made on a monthly basis. Any unpaid principal and interest would be due in full on June 30, 2011.  The resulting net gain on disposition of approximately $374 has been deferred against the note receivable until such debt is paid in full.

The results of operations of College Station are reflected as discontinued operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2009. The following table summarizes the loss from discontinued operations, net of noncontrolling interests, for the three and nine months ended September 30, 2009:

	Three months	Nine months
	Ended September 30,	Ended September 30,
	2009	2009
Student housing leasing revenue	$—	$131
Student housing leasing operating expenses	3	127
Depreciation and amortization	—	25
Redeemable noncontrolling interest	—	(1)
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(3)	$(20)

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of September 30, 2010, the Trust had 648,000 of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At September 30, 2010 and December 31, 2009, unearned compensation related to restricted stock totaled $956 and $40, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the nine months ended September 30, 2010 and 2009, compensation expense of $299 and $453, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

On January 12, 2010, the Trust issued 50,000 shares of restricted common stock to an executive as an inducement to enter into an employment agreement with the Trust.  The restricted stock will lapse ratably over five years as long as the executive remains employed with the Trust. The award was granted outside of the Plan described above pursuant to Section 303A.08 of the New York Stock Exchange Listed Company Manual.  Additionally, on April 13, 2010, the Trust issued 30,000 shares of restricted common stock to an executive pursuant to the Plan discussed above.  The restrictions on the shares will lapse ratably over 5 years as long as the executive remains employed by the Trust.

On March 11, 2010, the Trust adopted the 2010 Long-Term Incentive Plan (the “LTIP”).  The purpose of the LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust.  On April 13, 2010, the Trust issued 136,000 shares of time vested restricted stock and 204,000 performance vested restricted stock units (“RSUs”) to executives and key employees under the LTIP pursuant to the Plan described above.  The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust.  The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2010 to January 1, 2013 (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting.  Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. At September 30, 2010, unearned compensation related to RSUs totaled $527 and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2010, compensation expense of $176 was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

PIUs were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership.  On June 3, 2010, the Trust redeemed all of the outstanding PIUs for $167 cash and 50,826 shares of the Trust’s common stock with a market value of $314.  For purposes of the Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, the Trust did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs are treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total noncash compensation cost recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, was $583 and $509, respectively. During each of the nine months ended September 30, 2010 and 2009, the Trust issued 4,000 shares of common stock to an executive officer pursuant to the Plan and 30,000 and 4,000 shares to its independent directors pursuant to the Plan, respectively.  Additionally, the Trust recorded $6 in noncash compensation expense for the 15% discount on the shares purchased under the ESPP during the nine months ended September 30, 2010 (See Note 2).

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2010 is as follows:

			Stock
	RSUs	PIUs	Awards (1)	Total
Outstanding at December 31, 2009	—	275,000	216,000	491,000
Granted	—	—	54,000	54,000
Forfeited	—	(62,500)	—	(62,500)
Outstanding at March 31, 2010	—	212,500	270,000	482,500
Granted	204,000	—	246,826	450,826
Redeemed	—	(192,500)	—	(192,500)
Forfeited	—	(20,000)	—	(20,000)
Outstanding at June 30, 2010	204,000	—	516,826	720,826
Granted	—	—	—	—
Redeemed	—	—	—	—
Outstanding at September 30, 2010	204,000	—	516,826	720,826
Vested at September 30, 2010	—	—	291,829	291,829
(1)	Includes restricted stock awards.

10. Subsequent events

Our board of directors declared a distribution of $0.05 per share of common stock for the quarter ended on September 30, 2010. The distribution is payable on November 15, 2010 to stockholders of record at the close of business on October 29, 2010.

In October 2010, the Trust completed the purchase of The Grandmarc at the Corner, a 641-bed student community at the University of Virginia (UVA) in Charlottesville, Virginia. The purchase price was approximately $45,500 with related acquisition costs of approximately $1,500 that will be expensed in the fourth quarter of 2010.  The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27,000.

In October 2010, the Trust entered into two separate sales agreements to sell nine student housing communities with a net carrying value of $83,499. The gross sales price of the first four communities is $38,700 with expected net proceeds of approximately $20,700 after repayment of related debt of $17,200 and other closing costs.  The first agreement is expected to close before year-end and consists of the following properties:

The Gables, serving Western Kentucky University in Bowling Green, Kentucky;
Western Place, serving Western Kentucky University in Bowling Green, Kentucky;
Berkeley Place, serving Clemson University in Clemson, South Carolina; and
The Pointe at Southern, serving Georgia Southern University in Statesboro, Georgia.

The gross sales price of the second agreement is $46,100 with expected net proceeds of approximately $29,600, after repayment of related debt of $16,100 and other closing costs. Pursuant to the second agreement, the Trust obtained a $3,000 letter of credit in favor of the purchaser to ensure the closing of the sale of the additional communities. The second agreement is scheduled to close in the first quarter of 2011 and consists of the following properties:

Troy Place, serving Troy University in Troy, Alabama;
The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama;
The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee;
The Chase at Murray, serving Murray State University in Murray, Kentucky; and
Clemson Place, serving Clemson University in Clemson, South Carolina.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and share data)

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item IA.-Risk Factors” below.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: student housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the accompanying condensed consolidated financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Student housing leasing

Student housing leasing revenue represented approximately 91.9% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2010. Additionally, this segment includes other leasing revenue related to the student housing community known as Collegiate Village located in Macon, Georgia that was leased to Macon State College in August of 2010 (see Note 2 to the condensed consolidated financial statements).

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

The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2010 and 2009, approximately 70.0% of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2010, revenue from our development consulting services represented approximately 1.9% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus student housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

In 2007, we began developing communities for our ownership and we plan to increase self-development activity going forward. We opened the first of these self-developed communities in 2008 in Carbondale, Illinois (Reserve at Saluki Point).  In August of 2009, we opened a second phase at Carbondale and also completed the development of a wholly-owned self-developed community in Syracuse, New York. In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the campus of the University of Texas at Austin.  This will be the second project under the Trust’s ONE Plan (SM) and its third wholly owned development. In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, respectively, the first two phases of Storrs Center will include commercial and residential offerings. EDR will develop, own and manage the student housing communities in these first two phases.  This will be the Trust’s fourth wholly owned development.

Management services

For the nine months ended September 30, 2010, revenue from our management services segment represented approximately 6.2% of our revenue, excluding operating expense reimbursements.  We provide management services for collegiate student housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue.  These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

For the nine months ended September 30, 2010, same-community revenue per available bed decreased to $368 and same-community physical occupancy increased to 88.8% compared to revenue per available bed of $369 and physical occupancy of 87.5% for the nine months ended September 30, 2009. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio. As would be expected, individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

The average physical and economic occupancies on a Legacy-community basis (which are the same-communities, excluding the Place-communities)  for the third quarter of 2010 were 90.3% and 77.7%, respectively, compared to 89.0% and 76.4%, respectively, for the same quarter in 2009.  The Place-communities, excluding the housing community referred to as Collegiate Village which was leased to Macon State College in August of 2010, had average physical and economic occupancies of 84.7% and 73.8%, respectively, for the third quarter of 2010 compared to 82.4% and 71.4% in the third quarter of 2009.

On a same-community basis, the 2010-2011 lease term opened with an occupancy of 92.2% as measured at September 30, 2010 compared to 90.1% for the same date in 2009, reflecting an occupancy increase of 2.3% while rental rates increased 2.0% from the prior lease term.  The Legacy-communities opened with an occupancy of 93.6% compared to 91.5% last year, reflecting a 2.3% increase in occupancy with rental rates in the portfolio increasing 1.6% from the prior lease term.  The Place-communities opened the fall lease term with an occupancy of 87.1% compared to 85.3% last year, achieving a 2.1% improvement in number of beds occupied while rental rates increased approximately 3.8% from the prior lease term.

Development consulting services

Third-party development consulting services revenue experienced considerable growth from 2007 to 2009.  However, third-party development revenue declined 68.2% to $1,675 for the nine months ended September 30, 2010 as credit market conditions in 2009 delayed the financing and commencement of construction on previously awarded projects.  Our development team is seeing an increase in interest from colleges and universities that are considering new housing and continues to receive requests for proposals on new development projects.  This is evidenced by the ground breaking of a project at the Science + Technology Park at Johns Hopkins Medical Center in Baltimore, Maryland and two other third party projects that obtained financing and broke ground in September and October.

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

Student housing operating costs

Cost reduction initiatives put in place in the fourth quarter of 2008 helped drive a reduction in same community operating expenses for the year ended December 31, 2009. For the nine months ended September 30, 2010, same-community operating expenses were down approximately 1% from the same period in 2009 as cost control initiatives continued. Although we do not expect significant reductions in same-community operating expenses going forward, we will continue to maintain our focus to operate our properties as efficiently as possible.

General and administrative costs

For the year-ended December 31, 2009, general and administrative costs, before development pursuit costs, remained relatively flat when compared to 2008. Starting in 2010, we began a reorganization program and as a result have seen a 5.2% reduction in general and administrative expenses, before reorganization, development pursuit and acquisition costs, when compared to the nine months ended September 30, 2009.  We expect this trend to continue throughout 2010 and we will continue to focus on operating efficiencies in the future.

Asset Repositioning and Capital Recycling

In October 2010 the Trust completed the following transactions that result in a meaningful repositioning and improvement of its owned portfolio.

The Trust completed the purchase of The Grandmarc at the Corner, a 641-bed student community at the University of Virginia (UVA) in Charlottesville, Virginia.  UVA enrollment for the 2009/2010 academic year is approximately 24,400.  The property was opened in 2006 and is located within a short walking distance to campus and to “The Corner” a popular destination for students due to the wide variety of restaurants, shopping and entertainment venues.  The purchase price was approximately $45,500 with related acquisition costs of approximately $1,500 that will be expensed in the fourth quarter of 2010.  The Trust funded the acquisition with existing cash and a draw on its revolving credit facility.  As of September 30, 2010, The Grandmarc was 90.8% occupied at an average monthly rental rate per bed of approximately $670.

The Trust entered into two separate sales agreements in October of 2010 to sell nine communities, including eight of the former Place-communities, for a total of $84,800 (see Note 10 to the condensed consolidated financial statements).  The sale of the first four communities is scheduled to close by the end of the fourth quarter 2010.  The gross sales price is $38,700 with expected net proceeds of approximately $20,700 after repayment of related debt of $17,200 and other closing costs.  The remaining five communities are scheduled to close in the first quarter of 2011.  The gross sales price is $46,100 with expected net proceeds of approximately $29,600, after repayment of related debt of $16,100 and other closing costs.

The Trust’s regular review of the recoverability of asset carrying values, which included the consideration of these pending sales transactions, identified asset impairments totaling $33,610 that were recognized during the three months ended September 30, 2010.

These transactions help the Trust to recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities.  These steps improve the quality of the Trust’s portfolio and create better long-term growth potential.

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

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table presents the results of operations for Education Realty Trust, Inc. for the nine months ended September 30, 2010 and 2009:
	Nine Months Ended September 30, 2010					Nine Months Ended September 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total
Segment revenues:
Student housing leasing revenue	$84,628	$—	$—	$—	$84,628	$82,962	$—	$—	$—	$82,962
Other leasing revenue	77	—	—	—	77	—	—	—	—	—
Third-party development consulting services	—	1,777	—	(102)	1,675	—	5,275	—	—	5,275
Third-party management services	—	—	2,335	—	2,335	—	—	2,370	—	2,370
Intersegment revenues	—	—	3,328	(3,328)	—	—	1,128	3,289	(4,417)	—
Operating expense reimbursements	—	916	—	10,101	11,017	—	—	—	7,749	7,749
Total segment revenues	84,705	2,693	5,663	6,671	99,732	82,962	6,403	5,659	3,332	98,356
Segment operating expenses:
Student housing leasing operations	44,702	—	—	—	44,702	44,491	—	—	—	44,491
General and administrative	—	2,071	5,561	(63)	7,569	—	2,402	5,488	(96)	7,794
Intersegment expenses	3,328	—	—	(3,328)	—	3,289	—	—	(3,289)	—
Reimbursable operating expenses	—	—	—	10,101	10,101	—	—	—	7,749	7,749
Total segment operating expenses	48,030	2,071	5,561	6,710	62,372	47,780	2,402	5,488	4,364	60,034
Net operating income (loss) (1)	$36,675	$622	$102	$(39)	$37,360	$35,182	$4,001	$171	$(1,032)	$38,322

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the nine months ended September 30:

	2010	2009
Net operating income for reportable segments	$37,360	$38,322
Other unallocated general and administrative expenses	(4,092)	(3,944)
Depreciation and amortization	(22,592)	(21,501)
Loss on impairment	(33,610)	—
Interest expense	(16,653)	(18,825)
Amortization of deferred financing costs	(974)	(749)
Interest income	402	334
Gain on extinguishment of debt	—	830
Equity in losses of unconsolidated entities	(242)	(6)
Loss before income taxes and discontinued operations	$(40,401)	$(5,539)

Student housing leasing

Student housing operating statistics for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,	Favorable
	2010 (10)	2009 (9) (10)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	88.1%	87.6%	50	bps
Economic (2)	82.8%	82.9%	(10	)bps
NARPAB (3)	$349	$347	$2
Other income per avail. bed (4)	$22	$24	$(2)
RevPAB (5)	$371	$371	$—
Operating expense per bed (6)	$196	$198	$2
Operating margin (7)	47.3%	46.5%	80	bps
Design beds (8)	226,066	221,376	4,690

Same communities:
Occupancy
Physical (1)	88.8%	87.5%	130	bps
Economic (2)	83.8%	83.1%	70	bps
NARPAB (3)	$345	$345	$—
Other income per avail. bed (4)	$23	$24	$(1)
RevPAB (5)	$368	$369	$(1)
Operating expense per bed (6)	$195	$196	$1
Operating margin (7)	47.0%	46.7%	30	bps
Design beds (8)	215,266	215,280	(14)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to College Station (discontinued operations).

(10)	This information excludes property information related to Collegiate Village which was leased to Macon State College in August 2010.

Total revenue in the student housing leasing segment was $84,705 for the nine months ended September 30, 2010. This represents an increase of $1,743, or 2.1%, from the same period in 2009. This increase includes $2,110 related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale), that opened in the third quarter of 2009.  Revenue at the Place-communities increased 5.5%, or $797, on a 4.2% improvement in occupancy, an increase in rental rates of approximately 0.7% and a 0.6% increase in other rental revenue.  These increases were offset by a 1.6%, or $1,036, decline in Legacy-community revenue, which was the result of a 1.6% decline in rental rates, a 0.6% decline in other rental revenue and a 0.6% improvement in occupancies. Furthermore, revenue declined $205 related to Collegiate Village which was leased to Macon State College in August of 2010. This decrease is offset by $77 of other leasing revenue related to the new lease.

Operating expenses in the student housing leasing segment increased $211, or 0.5%, to $44,702 for the nine months ended September 30, 2010 as compared to the same period in 2009.  The new communities that opened in the third quarter of 2009 contributed $704 of the increase from the prior year.  The Place-community operating expenses increased $202, or 2.3% due to higher utilities and maintenance costs. These increases were offset by a decline in Legacy-community operating expenses of $531, or 1.6% which was primarily attributable to a decline in the cost of amenities, real estate taxes and insurance offset by higher utilities. Furthermore, operating expenses related to Collegiate Village declined $165 or 26.6% as Macon State College is responsible for operating costs under the lease discussed above.

Development consulting services

The following table represents the development consulting projects that were active during the nine months ended September 30, 2010 and 2009:

			Earnings
Project	Beds	Fee Type	2010	2009	Difference
University of Michigan	896	Development fee	$1	$178	$(177)
Fontainebleu Renovation Project	435	Development fee	—	68	(68)
West Chester— Phase I	1,197	Development fee	—	1,366	(1,366)
West Chester— Phase II	1,467	Development fee	—	65	(65)
Indiana University of Pennsylvania — Phase III	1,084	Development fee	—	1,946	(1,946)
Indiana University of Pennsylvania — Phase IV	596	Development fee	604	220	384

Colorado State University — Pueblo I	253	Development fee	—	568	(568)

Colorado State University — Pueblo II	500	Development fee	530	682	(152)

Auraria Higher Education System	685	Development fee	—	182	(182)
SUNY College of Environmental Science and Forestry	454	Development fee	280	—	280

East Stroudsburg University	969	Development fee	35	—	35

Miscellaneous consulting fees	—	Consulting fee	225	—	225
Third-party development consulting services			1,675	5,275	(3,600)

Participating project- Science + Technology Park at Johns Hopkins	572	Development fee	102	—	102

Third-party development consulting services plus participating projects			1,777	5,275	(3,498)
Southern Illinois University— Carbondale	768	Construction oversight fee	—	99	(99)

Syracuse University	432	Development fee	—	1,029	(1,029)

Intersegment development services			—	1,128	(1,128)

Development consulting services			$1,777	$6,403	$(4,626)

Development consulting services revenue decreased $4,626, or 72.2%, to $1,777 for the nine months ended September 30, 2010 as compared to the same period in 2009.  Third-party development consulting revenue declined $3,600 from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only four active third-party development jobs for the nine months ended September 30, 2010 compared to seven active projects in 2009.  However, the decrease in active third-party development consulting revenue was offset by $225 in revenue related to consulting services that were unrelated to an active development project and $102 of fees related to the participating property at the Science + Technology Part at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements). Due to the fact the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. As such the fees are deferred in the eliminations column of the segment financial statements.  During the quarter the Trust was reimbursed $916 for operating expenses related to the Johns Hopkins project that the Trust had incurred in prior years. This resulted in a difference between operating expense reimbursement revenue and operating expense reimbursement expenses, which typically have no markup, and an increase in net operating income in the quarter. Total development consulting service revenue was also impacted by a decline in intersegment revenue related to two internal developments that were completed in the third quarter of 2009. As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses decreased $331, or 13.8%, for the nine months ended September 30, 2010. This decrease is primarily due to a decline in third-party development pursuit costs and marketing and advertising expenses.

Management services

Total management services revenue remained relatively flat for the nine months ended September 30, 2010 when compared to the same period in 2009 due to a consistent number of management contracts each period and relatively flat revenue at those projects.

General and administrative costs increased $73 as compared to the same period in 2009 due to $634 of severance costs incurred in 2010.  Excluding the severance costs, general and administrative costs in the management services segment have been reduced by 10.2% from the prior year due mostly to the reduction in salary related to the reorganization program.

Loss on impairment

During the nine months ended September 30, 2010, management determined that the carrying value of nine different student housing communities may not be recoverable due to a decline in estimated net operating income or due to the negotiated sales price on the potential sale of the assets. The fair value of these properties was estimated and management recorded an impairment loss in the accompanying condensed consolidated statement of operations of $33,610.

Interest expense

For the nine months ended September 30, 2010, interest expense declined $2,172 or 11.5% when compared to the same period in the prior year. This decrease is primarily attributable to a decline in interest expense of $3,144 related to the repayment of the Amended Revolver and the repayment of mortgage debt on certain Place-communities in the fourth quarter of 2009 offset by the decline in the value of the interest rate cap of $495 discussed in Note 4 to the accompanying condensed consolidated financial statements and a decrease of $472 in the capitalization of interest on owned developments in the prior year.

Gain on extinguishment of debt

During the nine months ended September 30, 2009, the Trust received a refund of defeasance costs resulting in an $830 gain on the extinguishment of debt related to the reduction in mortgage debt on certain Place-communities.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. For the nine months ended September 30, 2010, equity in earnings was a loss of $242 compared to a loss of $6 in the prior year. The main drivers of the decrease were a $137 loss on the sale of the assets of our joint venture property in Goleta, California and the decline in occupancy and increase in interest expense on our joint venture property in Greensboro, North Carolina.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended September 30, 2010 and 2009:
	Three Months Ended September 30, 2010					Three Months Ended September 30, 2009
	Student	Development				Student	Development
	Housing	Consulting	Management			Housing	Consulting	Management
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Student housing leasing revenue	$26,583	$—	$—	$—	$26,583	$25,682	$—	$—	$—	$25,682
Other leasing revenue	77	—	—	—	77	—	—	—	—	—
Third-party development consulting services	—	436	—	(102)	334	—	2,559	—	—	2,559
Third-party management services	—	—	762	—	762	—	—	738	—	738
Intersegment revenues	—	—	1,132	(1,132)	—	—	80	1,103	(1,183)	—
Operating expense reimbursements	—	916	—	6,236	7,152	—	—	—	3,523	3,523
Total segment revenues	26,660	1,352	1,894	5,002	34,908	25,682	2,639	1,841	2,340	32,502
Segment operating expenses:
Student housing leasing operations	18,056	—	—	—	18,056	18,392	—	—	—	18,392
General and administrative	—	451	1,644	(63)	2,032	—	921	1,809	(15)	2,715
Intersegment expenses	1,132	—	—	(1,132)	—	1,103	—	—	(1,103)	—
Reimbursable operating expenses	—	—	—	6,236	6,236	—	—	—	3,523	3,523
Total segment operating expenses	19,188	451	1,644	5,041	26,324	19,495	921	1,809	2,405	24,630
Net operating income (loss) (1)	$7,472	$901	$250	$(39)	$8,584	$6,187	$1,718	$32	$(65)	$7,872

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2010	2009
Net operating income for reportable segments	$8,584	7,872
Other unallocated general and administrative expenses	(1,293)	(1,188)
Depreciation and amortization	(7,701)	(7,227)
Loss on impairment	(33,610)	—
Interest expense	(5,524)	(6,323)
Amortization of deferred financing costs	(306)	(230)
Interest income	174	180
Equity in losses of unconsolidated entities	(328)	(152)
Loss before income taxes and discontinued operations	$(40,004)	(7,068)

Student housing leasing

Student housing operating statistics for wholly-owned communities and same-communities for the three months ended September 30, 2010 and 2009 were as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,	Favorable
	2010 (10)	2009 (9) (10)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	88.5%	87.2%	130	bps
Economic (2)	76.2%	74.7%	150	bps
NARPAB (3)	$324	$313	$11
Other income per avail. bed (4)	$27	$27	$—
RevPAB (5)	$351	$340	$11
Operating expense per bed (6)	$238	$243	$5
Operating margin (7)	32.2%	28.6%	360	bps
Design Beds (8)	75,358	74,682	676

Same-communities:
Occupancy
Physical (1)	89.0%	87.5%	150	bps
Economic (2)	76.9%	75.4%	150	bps
NARPAB (3)	$320	$311	$9
Other income per avail. bed (4)	$27	$27	$—
RevPAB (5)	$347	$338	$9
Operating expense per bed (6)	$235	$241	$6
Operating margin (7)	32.3%	28.8%	350	bps
Design Beds (8)	71,758	71,754	4

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to College Station (discontinued operations).

(10)	This information excludes property information related to Collegiate Village which was leased to Macon State College in August 2010.

Total revenue in the student housing leasing segment was $26,660 for the three months ended September 30, 2010. This represents an increase of $978, or 3.8%, from the same period in 2009. The increase in student housing leasing revenue included $443 related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale).  In addition revenue at Place-communities increased 6.9%, or $321, on a 3.0% improvement in occupancies, a 3.0% improvement in rental rates and a 0.9% increase in other rental revenue.  Revenue for the Legacy-communities increased by $306, or 1.6%, which was the result of a 0.4% increase in rental rates, a 0.3% decline in other rental revenue and a 1.4% increase in occupancy.  In addition, revenue declined $170 related to Collegiate Village which was leased to Macon State College in August of 2010. This decrease is offset by $77 of other leasing revenue related to the new lease.

Operating expenses in the student housing leasing segment decreased $336, or 1.8%, to $18,056 for the three months ended September 30, 2010 as compared to the same period in 2009. Operating expenses for the Legacy-communities decreased $454 or 3.3% due to a decline in the cost of amenities, turn costs and real estate taxes offset by an increase in utilities. Operating expenses related to Collegiate Village declined $146 or 55.2% as Macon State College is responsible for operating costs under the lease discussed above. The new communities, University Village on Colvin and The Reserve at Saluki Pointe, contributed an increase in operating expenses of $230, while operating expenses at the Place-communities were flat.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended September 30, 2010 and 2009:

			Recognized Earnings
Project	Beds	Fee Type	2010	2009	Difference
University of Michigan	896	Development fee	$—	$23	$(23)
SUNY College of Environmental Science & Forestry	454	Development Fee	214	—	214
Fontainebleu Renovation Project	435	Development fee	—	17	(17)
West Chester— Phase I	1,197	Development fee	—	378	(378)
West Chester— Phase II	1,467	Development fee	—	65	(65)
Indiana University of Pennsylvania — Phase III	1,084	Development fee	—	1,207	(1,207)
Indiana University of Pennsylvania — Phase IV	596	Development fee	68	168	(100)

Colorado State University — Pueblo I	253	Development fee	—	215	(215)

Colorado State University — Pueblo II	500	Development fee	17	486	(469)

East Stroudsburg University	969	Development fee	35	—	35
Third-party development consulting services			334	2,559	(2,225)

Participating project- Science + Technology Park at Johns Hopkins	572	Development fee	102	—	102

Third-party development consulting services plus participating projects			436	2,559	(2,123)
Southern Illinois University— Carbondale	768	Construction oversight fee	—	13	(13)

Syracuse University	432	Development fee	—	67	(67)

Intersegment development services			—	80	(80)

Development consulting services			$436	$2,639	$(2,203)

Development consulting services revenue decreased $2,203, or 83.5%, to $436 for the three months ended September 30, 2010 as compared to the same period in 2009.  Third-party development consulting revenue declined $2,225 from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only four active third-party development jobs in the third quarter of this year compared to six active development projects in the third quarter of 2009. However, the decrease in active third-party development consulting revenue was offset by $102 of fees related to the participating property at the Science + Technology Part at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements). Due to the fact the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. As such the fees are deferred in the eliminations column of the segment financial statements.  During the quarter the Trust was reimbursed $916 for operating expenses related to the Johns Hopkins project that the Trust had incurred in prior years. This resulted in a difference between operating expense reimbursement revenue and operating expense reimbursement expenses, which typically have no markup, and an increase in net operating income in the quarter. Total development consulting service revenue was also impacted by a decline in intersegment revenue related to two internal developments that were completed in the third quarter of 2009. As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying condensed consolidated financial statements.

General and administrative expenses decreased $470 or 51.0% for the three months ended September 30, 2010 compared to the same period in the prior year. This decrease is primarily due to a decline in third-party development pursuit costs.

Management services

Total management services revenue remained essentially flat for the three months ended September 30, 2010 when compared to the same period in 2009 due to a consistent number of management contracts each period and relatively flat revenue at those projects.

General and administrative costs for our management services segment decreased $165 or 9.1% for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to a reduction in payroll and benefits. Excluding restructuring costs taken in the third quarter general and administrative expenses were reduced 16.0% from the prior year due mostly to the reduction in salary related to the reorganization program.

Loss on impairment

During the three months ended September 30, 2010, management determined that the carrying value of nine different student housing communities may not be recoverable due to a decline in estimated net operating income or due to the negotiated sales price on the potential sale of the assets. The fair value of these properties was estimated and management recorded an impairment loss in the accompanying condensed consolidated statement of operations of $33,610.

Interest expense

For the three months ended September 30, 2010, interest expense declined $799 or 12.6% when compared to the same period in the prior year. This decrease is primarily due to the repayment of the Amended Revolver and the repayment of mortgage debt on certain Place-communities in the fourth quarter of 2009.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own student housing communities. For the three months ended September 30, 2010, equity in earnings was a loss of $328 compared to a loss of $152 in the prior year. The main driver of the decrease was a $137 loss recognized on the sale of the assets of our joint venture property in Goleta, California.

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

The following table presents a reconciliation of FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to Education Realty Trust, Inc.	$(39,820)	$(7,384)	$(40,240)	$(6,720)
Student housing property depreciation and amortization of lease intangibles	7,593	7,056	22,276	21,015
Equity portion of real estate depreciation and amortization on equity investees	120	129	368	373
Depreciation and amortization of discontinued operations	—	—	—	25
Equity portion of loss on sale of student housing property on equity investee	137	—	137	—
Noncontrolling interests	(628)	(200)	(429)	(43)
Funds from operations	$(32,598)	$(399)	$(17,888)	$14,650

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

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2010, our borrowing base was $43,347, we had no amounts outstanding under the Second Amended Revolver and we had letters of credit outstanding of $1,500 (see Note 6 to our accompanying condensed consolidated financial statements); thus, our remaining borrowing base availability was $41,847. Subsequent to the end of the quarter the Trust drew $27,000 on the Second Amended Revolver to partially fund the acquisition of The Grandmarc at the Corner. This asset will be the only community the Trust will have after the dispositions discussed above that is unencumbered by debt and eligible for inclusion in the Second Amended Revolver. If the community were included, the Trust estimates that the borrowing base availability would be approximately $70,000.

At September 30, 2010, the Trust had ten properties unencumbered by mortgage debt.  Five of the ten properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

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

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2010, the Trust was in compliance with all covenants discussed above.

The Trust is prohibited from making distributions unless either of the following conditions is met: (a) after giving effect to the distribution, the total leverage ratio is less than or equal to 65% prior to November 20, 2012, and less than or equal to 60% thereafter; or (b) the distribution, when considered along with all other distributions for the last three quarters, does not exceed 90% of funds from operations for the applicable period.

At September 30, 2010, the Trust had outstanding mortgage and construction indebtedness of $397,588 (excluding unamortized debt premium of $499).  $132,078 pertains to outstanding mortgage debt that is secured by the underlying student housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $241,716 of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”).  $48,816 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin. This variable rate debt had a weighted average interest rate of 3.64% as of September 30, 2010. The remaining outstanding balance of $192,900 bears interest at a weighted average fixed rate of 5.88%.  $23,794 relates to construction debt that is discussed below.

At September 30, 2010, we had borrowed $10,688 and $4,281 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7 in the accompanying condensed consolidated financial statements). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At September 30, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7 to the accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the nine months ended September 30, 2010, we generated $25,997 of cash from operations, received proceeds of $2,078 related to notes receivable and received proceeds of $10,385 from equity offerings. When combined with $31,169 of existing cash, we were able to invest $14,518 of capital into existing communities, invest $446 in assets under development, distribute $9,173 to our stockholders and unitholders, repay $5,113 in construction debt, fund $7,231 of the second mortgage to East Baltimore Development, Inc. for the Johns Hopkins project and end the quarter with $27,960 of cash.

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

Distributions for the nine months ended September 30, 2010 totaled $9,173 or $0.16 per weighted average share/unit, compared to cash provided by operations of $25,997, or $0.45 per weighted average share/unit.  Our current targeted annual dividend rate is $0.20 per share/unit.

Based on our closing share price of $7.15 on September 30, 2010, our total enterprise value was $795,971.  With net debt (total debt less cash) of $369,628 at September 30, 2010, our debt to enterprise value was 46.4% compared to 57.2% at December 31, 2009.  With gross assets of $933,358, which excludes accumulated depreciation of $163,592, our debt to gross assets was 42.6% at September 30, 2010 as compared to 42.9% at December 31, 2009.

Management believes that it has strengthened the Company’s balance sheet through its follow-on equity offering in July 2009 and the successful pay down and refinancing of the debt related to the Place-communities in December 2009.  These steps have relieved near-term pressure on our balance sheet and, coupled with our current annual dividend rate of $0.20 as established by our Board of Directors in 2009, the Company is positioned to take advantage of suitable growth opportunities by way of acquisition and development, both on and off campus.

As discussed in Note 2 to the condensed consolidated financial statements, the Trust implemented an at-the-market equity distribution program during the second quarter.  The Trust may sell shares of its common stock having an aggregate offering amount of up to $50,000.  As of September 30, 2010, the Trust has sold 1,502,400 shares of common stock under the equity distribution program for net proceeds of $10,347.

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic properties. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital which would most likely be used to pay down debt and possibly finance acquisition/development growth or other operational needs.

The Trust entered into two separate sales agreements in October of 2010 to sell nine communities, including eight of the former Place communities, for a total of $84,800 (see Note 10 to the condensed consolidated financial statements).  The sale of the first four communities is scheduled to close by the end of the fourth quarter 2010.  The gross sales price is $38,700 with expected net proceeds of approximately $20,700 after repayment of related debt of $17,200 and other closing costs.  The remaining five communities are scheduled to close in the first quarter of 2011.  The gross sales price is $46,100 with expected net proceeds of approximately $29,600, after repayment of related debt of $16,100 and other closing costs.

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

In October 2010, the Trust completed the purchase of The Grandmarc at the Corner, a 641-bed student community at the University of Virginia (UVA) in Charlottesville, Virginia.  The purchase price was approximately $45,500 with related acquisition costs of approximately $1,500.  The Trust funded the acquisition with existing cash and a draw on the Second Amended Revolver of $27,000.

Our existing universal shelf registration statement permits us to issue up to $250,000 in securities, including equity or debt securities, from time to time in one or more transactions depending on market conditions and terms.  As of September 30, 2010, $200,000 of securities registered remains available for issuance.

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

In 2007, we began developing projects for the Trust’s ownership.  In 2009 we established the ONE Plan (SM), under which the Company uses its equity and financial stability to fund and own projects on university land.  We plan to utilize both to increase self-development activity going forward. We opened two wholly-owned, self-developed communities in August of 2008 and 2009 which serve Southern Illinois University and Syracuse University, respectively.  In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly-owned development and second project under the ONE Plan (SM). In September of 2010, the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut, which are scheduled to be completed in 2012 and 2013, respectively. This will be the Trust’s fourth wholly owned development. As opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities as well as potential community acquisitions and developments. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Second Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Current market conditions (or a continuing deterioration in such conditions), however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Second Amended Revolver is a material source of financing to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.

Commitments

The following table summarizes our contractual obligations as of September 30, 2010:

	Payment due by Period
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$1,112	$96,434	$133,143	$166,899	$397,588
Contractual Interest Obligations(2)	5,448	39,422	26,502	24,746	96,118
Operating Lease and Future Purchase Obligations (3)	1,986	9,417	3,376	203	14,982
Capital Reserve Obligations(4)	449	3,523	2,861	3,052	9,885
Total	$8,995	$148,796	$165,882	$194,900	$518,573

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by student housing properties, amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $499 of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of September 30, 2010.  The Trust has $72,610 of variable rate debt as of September 30, 2010.

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

Our board of directors declared a third quarter distribution of $0.05 per share of common stock for the quarter ending on September 30, 2010. The distribution is payable on November 15, 2010 to stockholders of record at the close of business on October 29, 2010.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a student housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at September 30, 2010 and is secured by the Second Amended Revolver.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC and received a 25% ownership stake in the joint venture with College Park Apartments.  Construction was completed and the student housing community was occupied in August 2007.  In June of 2010 the construction loan was refinanced and the Operating Partnership no longer guarantees the debt.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $47,031, held by two unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreements, the joint venture partners agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the condensed consolidated financial statements) the Trust has committed to provide a guarantee of repayment of a $42,000 third-party construction loan for a $3,000 fee.  The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2,500 reserve to fund any operating or debt service shortfalls, that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2010, we had fixed rate debt of $324,978. Holding other variables constant a 100 basis point increase in interest rates would cause a $12,869 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $13,711 increase in the fair value of our fixed rate debt. At September 30, 2010, 81.7% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.91% and an average term to maturity of 4.86 years.

At September 30, 2010, we had borrowed $10,688 and $4,281 on construction loans with availability of $11,000 and $12,285, respectively, related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7 in the accompanying condensed consolidated financial statements). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At September 30, 2010, the Trust had $8,826 outstanding on a $14,300 construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7 to the accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Additionally, in 2008, we borrowed $49,874 to refinance mortgage debt. The loans bear interest at 30-day LIBOR plus an applicable margin and mature on January 1, 2014.  At September 30, 2010, $48,816 remained outstanding on this variable rate debt.  In order to hedge the interest rate risk associated with these loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120.  The interest rate cap effectively limits the interest rate on $49,874 of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gain or loss associated with this derivative instrument in earnings.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk factors.

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 which describe various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Issuer Purchases of Equity Securities

During the three months ended September 30, 2010, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 362 shares of our common stock for approximately $3 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the third quarter of 2010.  We also directed the plan administrator to purchase 790 shares of our common stock for approximately $5 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended September 30, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	318	$6.34	―	―
August 1-31, 2010	603	6.96	―	―
September 1-30, 2010	231	7.24	―	―
Total	1,152	$6.85	―	―

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

EDUCATION REALTY TRUST, INC.

Date: November 4, 2010	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: November 4, 2010	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: November 4, 2010	By /s/ J. Drew Koester
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

10.1
Purchase and Sale Agreement, dated as of October 8, 2010, by and between EDR Berkeley Place Limited Partnership, Western Place, LLC, Statesboro Place, LLC, and EDR BG, LP and KAREP REIT I, Inc (filed herewith).

10.2
Purchase and Sale Agreement, made as of October 8, 2010 by and between Troy Place (DE), LLC, Jacksonville Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC and EDR Clemson Place Limited Partnership and KAREP REIT I, Inc (filed herewith).

10.3	Second Mortgage, dated as of July 2010 by and between 929 N. WOLFE STREET LLC and Education Realty Operating Partnership, LP (filed herewith).

10.4	Guarantee Agreement, dated as of July 14, 2010 by and between 929 N. WOLFE STREET LLC and Education Realty Operating Partnership, LP (filed herewith).

12	Statement Regarding Computation of Ratios (filed herewith).

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).