Form 10-K
period 2010-12-31
Education Realty Trust, Inc.
filed 2011-03-09
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-32417

Education Realty Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

530 Oak Court Drive, Suite 300 Memphis Tennessee	38117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (901) 259-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $340 million, based on the closing sales price of $6.03 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 7, 2011, the registrant had 72,174,723 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K and the documents that are or will be incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	risks and uncertainties related to the current recession, the national and local economies, and the real estate industry in general and in our specific markets (including university enrollment conditions and admission policies, and our relationship with these universities);
•	volatility in the capital markets;
•	rising interest and insurance rates;
•	competition from university-owned or other private collegiate housing and our inability to obtain new tenants on favorable terms, or at all, upon the expiration of existing leases;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	legislative or regulatory changes, including changes to laws governing collegiate housing, construction and real estate investment trusts;
•	our possible failure to qualify as a real estate investment trust and the risk of changes in laws affecting real estate investment trusts;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify, hire and retain highly qualified executives in the future;
•	availability of appropriate acquisition and development targets;
•	failure to integrate acquisitions successfully;
•	the financial condition and liquidity of, or disputes with, our joint venture and development partners;

•	impact of ad valorem, property and income taxes;
•	changes in generally accepted accounting principles;
•	construction delays, increasing construction costs or construction costs that exceed estimates;
•	potential liability for uninsured losses and environmental liabilities;
•	lease-up risks; and
•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A. — Risk Factors” below. New factors may also emerge from time to time that could materially and adversely affect us.

EDUCATION REALTY TRUST, INC.    FISCAL 2010    FORM 10-K

PART I

Item 1. Business.

(Dollars in thousands, except selected property information, share and per share data)

Our Company

Education Realty Trust, Inc., or we, us, our, EDR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, incorporated in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. As of December 31, 2010, we owned 36 collegiate housing communities located in 20 states containing 23,704 beds in 7,332 apartment units located at or near 35 universities. As of December 31, 2010, we provided third-party management services for 23 collegiate housing communities located in 10 states containing 11,985 beds in 3,828 apartment units located at or near 19 universities. We selectively develop collegiate housing communities for our own account and also provide third-party development consulting services on collegiate housing development projects for universities and other third parties.

All of our assets are held by, and we have conducted substantially all of our activities through Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly owned subsidiaries, Allen & O’Hara Education Services, Inc., or our Management Company or AOES, and Allen & O’Hara Development Company, LLC, or our Development Company or AODC. The majority of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be.

We are the sole general partner of our Operating Partnership. As a result, our board of directors effectively directs all of our Operating Partnership’s affairs. We own 98.5% of the outstanding partnership units of our Operating Partnership, and 1.3% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team.

University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, holds, owns and operates our University Towers property located in Raleigh, North Carolina. We own 72.7% of the units in the University Towers Partnership, and 27.3% of the University Towers

Partnership is held by the former owners of our initial properties and assets, including members of our management team.

REIT Status and Taxable REIT Subsidiary

We have elected to be taxed as a REIT, for federal income tax purposes. With the exception of income from our “taxable REIT subsidiary” or TRS, income earned by the REIT is generally not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income generally must be derived from real property sources, which would exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company being treated as our TRS. Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

Business and Growth Strategy

Our primary business objective is to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve this objective by (i) acquiring collegiate housing communities nationwide that meet our focused investment criteria, (ii) maximizing net operating income from the operation of our owned properties through proactive and goal-oriented property management strategies, (iii) building our third-party business of management services and development consulting services and (iv) selectively developing properties for our own account.

Our business has three reportable segments that are indentified by their distinct customer base and service provided: collegiate housing leasing, development consulting services and management services. For a discussion of revenues, profit and loss and total assets by segment see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Segments” to our accompanying consolidated financial statements.

Acquisition and Development Strategy

Acquisitions

We seek to acquire or develop high quality well-located garden-style communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing collegiate populations and high barriers to entry. We also seek to acquire or develop investments in collegiate housing communities that possess sound market fundamentals but are under-performing and would benefit from re-positioning, renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:

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

Conversely, subject to appropriate market conditions, we may dispose of certain non-strategic collegiate housing communities. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate.

Joint Ventures

In some cases we utilize joint venture agreements, in which case we hold a minority ownership interest in properties and earn a fee for the management of the properties. In February 2011, we entered into a joint venture agreement to develop, own and manage a property near the University of Alabama, in which case we will have the majority ownership interest. This strategy enables us to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. We expect to continue pursuing joint venture arrangements in the future.

Developments

In 2007, we began developing collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. In 2009, we announced the branding of our private equity program for universities as The On-Campus Equity Plan, or The One PlanSM, which is a collaboration that allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The One PlanSM offers one service provider and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. In August 2009, we completed the development of a wholly owned collegiate housing community located on the campus of Syracuse University in Syracuse, New York. The Trust owns and manages the community under a long-term ground lease from Syracuse University. This is the first community EDR developed under The One PlanSM. In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the campus of the University of Texas at Austin. This will be the second project under the Trust’s ONE PlanSM and its third wholly owned development. In February 2011, Syracuse University selected the Trust to develop a second collegiate housing project under the One PlanSM. Also in 2010, EDR created The ONE Plan PLUS to improve those situations where the cost of real estate taxes may make it difficult to provide the desired quality housing at affordable rent levels. The same business structure and criteria apply as with The ONE PlanSM, but with the exception that, instead of acquiring a leasehold interest, EDR secures a second mortgage to make financing the project balance feasible. EDR still uses our equity, but instead of acquiring a leasehold interest, we secure a second mortgage along with conventional construction financing. As a 501(c)(3) not-for-profit corporation, the university/other third party is often exempt from real-estate taxes, resulting in lower rental rates for residents as well as higher annual ground lease payments for the university. In July of 2010, we entered into an agreement to develop, finance and manage a $60,700, 20-story,

572-bed collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust will develop and manage the building which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. This is the first community developed by the Trust under the ONE Plan PLUS.

We believe the Trust will continue to enter into more partnerships under The One PlanSM and ONE Plan PLUS due to our years of success in the collegiate housing business. The One PlanSM and ONE Plan PLUS allow us to provide the perfect opportunity to universities to develop new housing and boost enrollment with a plan tailored to specific needs while simultaneously preserving the university’s credit capacity.

Operating Strategy

We seek to maximize net operating income of the collegiate housing communities that we own and manage through the following operational strategies.

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

Maintain and develop strategic relationships.  We believe that establishing and maintaining relationships with universities and developers, owners and brokers of collegiate housing properties is important to the ongoing success of our business. We believe that these relationships will continue to provide us with referrals that enhance our leasing efforts, opportunities for additional acquisitions of collegiate housing communities and contracts for third-party services.

Proactive marketing practices.  We have developed and implemented proactive marketing practices to enhance the visibility of our collegiate housing communities and to optimize our occupancy rates. We study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if need be, throughout the leasing period. We intend to continue to market our properties to students, parents and universities by emphasizing collegiate-oriented living areas, state-of-the-art technology infrastructure, a wide variety of amenities and services and close proximity to university campuses.

Develop and retain personnel.  We staff each collegiate housing community that we own or manage with a full-service on-site property management team. Each of our property management teams includes Community Assistants who plan activities and interact with residents, enhancing their college experiences. We have developed policies and procedures to train each team of on-site employees and to provide them with corporate-based support for each essential operating function. To retain employees, we have developed an incentive-based compensation structure that is available to all of our on-site personnel.

Third-Party Services Strategy

In addition to managing our owned collegiate housing communities and developing communities for our ownership, we seek to provide management and development consulting services for universities and other third-party owners who rely upon the private sector for assistance in developing and managing their collegiate housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high quality collegiate housing communities. We perform third-party services for collegiate housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the California State University System and the Pennsylvania State System of Higher Education.

In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Management Company and our Development Company. Unlike the income earned from our properties under the REIT, the income earned by our Management Company and our Development Company is subject to regular federal income tax and state and local income taxes where applicable.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management agreements. These agreements typically have an initial term of two to five years with renewal options of like terms. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure. For the year ended December 31, 2010, our fees from third-party management services represented 3.0% of our revenue, excluding operating expense reimbursements.

The following table presents certain summary information regarding the collegiate housing communities that we managed for other owners as of December 31, 2010:

Property	University	# of Beds	# of Units
On-campus properties
University Park – Calhoun Street Apartments	University of Cincinnati	749	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	578	145
University Park – Phase II	Salisbury University (Maryland)	312	108
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	358	101
University Village	California State University — San Marcos	623	126
Arlington Park Apartments	University of Northern Colorado	394	179
Total on-campus		4,600	1,595
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,328	363
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	690	210
The College Inn	North Carolina State University	440	121
Upper Eastside Lofts	Sacramento State University	348	134
100 Midtown	Georgia Tech and Georgia State	332	118
The Courtyards	University of Michigan	896	320
Vulcan Village I	California University of Pennsylvania	432	108
Vulcan Village II	California University of Pennsylvania	338	91
University Village (1)	University of North Carolina — Greensboro	600	203
University Village Towers (1)	University of California — Riverside	554	149
The Reserve on Stinson (1)	University of Oklahoma	612	204
Total off-campus		7,385	2,233
Totals (for both on- and off-campus)		11,985	3,828
(1)	EDR holds a noncontrolling interest in the community pursuant to its joint venture arrangements.

Third-party development consulting services

We provide third-party development consulting services primarily to universities seeking to modernize their on-campus collegiate housing communities but also to other third-party investors. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin to work on the project. In the case of tax exempt bond financed projects, definitive contracts are not executed until bond closing. Our development consulting services typically include the following:

•	market analysis and evaluation of housing needs and options;
•	cooperation with university in architectural design;
•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;
•	oversight of architectural design process;
•	coordination of governmental and university plan approvals;
•	oversight of construction process;
•	design of layout, purchase and installation of furniture;
•	pre-opening marketing to potential residents; and
•	obtaining final approvals of construction.

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 21 clients we have provided development-consulting services to since 2000, we currently offer third-party management services contracts for 12 clients with 9 property owners alternatively electing to manage the communities in house under their existing infrastructure. In 2010, our fees from third-party development consulting services represented 2.7% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.3 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at State University of New York College of Environmental Services and Forestry, East Stroudsburg University of Pennsylvania, Mansfield University of Pennsylvania and Johns Hopkins University. The aggregate project cost of these four projects is approximately $183,000.

Our Operations

We staff each of our owned and managed collegiate housing communities with a full-service property management team. We typically staff each property with one Community Manager, a marketing/leasing manager, a resident services director, a maintenance supervisor, one on-site resident Community Assistant for each 50-85 residents and general office staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for residents, enhancing the residents’ college experiences as well as the desirability of our communities.

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

The Community Assistants perform key roles in the administrative functioning of the community and interface with residents through constructive programs, activities and listening to resident interests and concerns. Our on-site leadership selects residents to serve as Community Assistants who meet criteria established by our corporate director of residence life and student personnel development.

Marketing

We begin our annual marketing campaign by thoroughly segmenting the student population attending each of the primary universities where our collegiate housing communities are located, and compiling market surveys of comparable collegiate apartment properties. With this information, we formulate a marketing/sales strategy that consists of a renewal campaign for current residents and a broader campaign directed at the eligible student population. We assess university regulations regarding housing requirements to avoid targeting markets in which significant numbers of students are not eligible to live off-campus until they achieve certain credit hour levels.

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

We appeal to the greater university population through theme-based newspaper advertising campaigns, open house activities, housing fairs conducted by the university, web based advertising and social networking media. Our professional leasing and marketing staff targets certain university-sponsored on-campus events to distribute handouts displaying our logo and offering incentives to visit our sales center. Wherever possible, our collegiate housing communities appear on university websites in listings of off-campus housing options, together with banner advertising where available.

Leasing

Our standard lease begins in August and runs for approximately 11.5 months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is our University Towers community, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific collegiate housing community. All leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. The “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.

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

Unlike conventional apartment communities that have monthly move-outs and renewals, our collegiate housing community occupancies remain relatively stable throughout the academic year, but must be entirely re-leased at the beginning of each academic year. Because of the nature of leasing to students, we are highly dependent upon the success of our marketing and leasing efforts during the annual leasing season, generally November through August. Our leasing staff undergoes intensive annual professional training to maximize the success of our leasing efforts.

We typically require rent to be paid in 12 equal monthly payments throughout the lease term, with the first installment due on July 15. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1. We replace contracted residents who fail to pay the first installment with people on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.

Strategic Relationships

We assign high priority to establishing and nurturing relationships with the administration of each of the primary universities where our collegiate housing communities are located. Our corporate staff establishes this network, and on-site management then sustains it with follow-up by corporate staff during routine visits to the community. As a result of our strategic relationships, universities often refer their students to our properties, thus enhancing our leasing effort throughout the year. These networks create goodwill for our collegiate housing communities throughout the university administration, including departments of admissions, student affairs, public safety, athletics and international affairs.

Most universities promote off-campus housing alternatives to their student population. It is our intention to be among the most preferred off-campus residences and for universities to include our communities in listings and literature provided to students. We seek to obtain student mailing lists used by universities and to be featured in internet-based collegiate housing listings wherever permitted by the institution and incorporate these initiatives into our marketing efforts. Our Community Managers make scheduled personal visits with academic departments at the universities to further our community exposure at this level.

In addition to our university relationships, our management team has developed long-standing relationships with developers, owners and brokers of collegiate housing properties that allow us to identify and capitalize on acquisition opportunities. As a result, we have generated an internal database of contacts that we use to identify and evaluate acquisition candidates. As it is our intention to develop a diverse portfolio of collegiate housing communities, we also develop strategic relationships with equity investors in order to pursue acquisitions through joint venture arrangements.

Competition

Competition from universities

We typically compete for student tenants with the owners of on-campus collegiate housing, which is generally owned by educational institutions or charitable foundations. Educational institutions generally do not have to pay real estate taxes and borrow funds at lower interest rates, while we and other private sector operators pay full real estate tax rates and have higher borrowing costs. The competitive advantages of on-campus collegiate housing also include its physical proximity to the university campus and captive student body. Moreover, many universities have policies requiring students to live in their on-campus facilities during their freshman year.

On-campus housing is limited, however, and most universities are able to house only a small percentage of their students. As a result, educational institutions depend upon, and may serve as referral sources for, private providers of off-campus housing. In addition, off-campus housing facilities tend to offer more relaxed rules and regulations than on-campus properties and therefore tend to be more appealing to students. Off-campus collegiate housing offers freedom from restrictions such as quiet hours or gender visitation limitations, and is especially appealing to upperclassmen who are transitioning towards their independence.

Competition from private owners

We compete with several regional and national owner-operators of off-campus collegiate housing, including two publicly-traded competitors, American Campus Communities, Inc. (ACC) and Campus Crest Communities, Inc. (CCG). We also compete with privately held developers and other real estate firms and in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants into the collegiate housing business. The entry of one or more of these companies could increase competition for residents and for the acquisition, management and development of collegiate housing properties.

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

These and other risks related to environmental matters are described in more detail in “Item 1A. — Risk Factors” below.

Employees

At December 31, 2010, we had approximately 1,138 employees, including:

•	1,049 on-site employees, including 427 Community Assistants;
•	20 people in our property management services department;
•	16 people in our development consulting services and construction departments; and
•	53 executive, corporate administration and financial personnel.

Available Information

EDR files periodic and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. All filings made by EDR with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as EDR does. The website address of the SEC is http://www.sec.gov.

Additionally, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on EDR’s website, www.educationrealty.com, free of charge as soon as reasonably practicable after EDR electronically files such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the SEC filings section of our website. EDR’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found in the Governance section of our website. Reference to EDR’s website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 530 Oak Court Drive, Suite 300, Memphis, Tennessee 38117.

Item 1A. Risk Factors

Risks related to our properties, our business and the real estate industry

Adverse macroeconomic and business conditions may significantly and negatively affect our cash flows, profitability and results of operations.

The United States is currently experiencing an economic downturn that has resulted in higher unemployment, weakening of consumer financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting disposable tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our growth and profitability.

We own, directly or indirectly, interests in collegiate housing communities located near major universities in the United States. Accordingly, we are dependant upon the levels of student enrollment and the admission policies of the respective universities which attract a significant portion of our leasing base. As a result of the overall market quality deterioration, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for universities may decrease. The demand for, occupancy rates at, rental income from and value of our properties would be adversely affected if student enrollment levels become stagnant or decrease in the current environment. Accordingly, a continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

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

These events include:

•	local oversupply of collegiate housing units, increased competition or reduction in demand for collegiate housing;
•	inability to collect rent from tenants;
•	vacancies or our inability to lease beds on favorable terms;
•	inability to finance property development and acquisitions on favorable terms;
•	increased operating costs, including insurance premiums, utilities, and real estate taxes;
•	costs of complying with changes in governmental regulations;
•	the relative illiquidity of real estate investments;
•	changing student demographics;
•	decreases in student enrollment at particular colleges and universities;
•	changes in university policies related to admissions;
•	national, regional and local economic conditions; and
•	rising interest rates.

Our results of operations are subject to the following risks inherent in the collegiate housing industry: leasing cycles, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of 11.5 month leases.

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

In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Collegiate housing communities are typically leased during a leasing season that begins in November and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn, we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months.

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

We face significant competition from university-owned collegiate housing and from other private collegiate housing communities located within close proximity to universities.

Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates while we and other private-sector operators pay full real estate tax rates and have higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive collegiate housing than we can which can adversely affect our occupancy and rental rates.

We also compete with other national and regional owner-operators of off-campus collegiate housing in a number of markets as well as with smaller local owner-operators. There are a number of purpose-built collegiate housing properties that compete directly with us located near or in the same general vicinity of many of our collegiate housing communities. Such competing collegiate housing communities may be newer than our collegiate housing communities, located closer to campus, charge less rent, possess more attractive amenities, or offer more services, shorter lease terms or more flexible leases. The construction of competing properties or decreases in the general levels of rents for housing in competing properties could adversely affect our rental income.

We believe that a number of other large national companies may be potential entrants in the collegiate housing business. In some cases, these potential competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies could increase competition for student tenants and for the acquisition, development and management of other collegiate housing communities.

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

Our contractual obligations arising under third-party development consulting agreements expose us to risks related to the total project cost and on-time completion of the project, which could have a materially adverse impact on our financial condition, results of operations and/or cash flows.

We typically enter into development agreements with universities and other third-parties as “developer at risk.” At the same time, we enter into guaranteed maximum price contracts with a general contractor for the construction of the project. In our capacity as “developer at risk,” we usually guarantee that a project will be completed within a certain maximum cost. Any additional costs which are not the responsibility of the contractor, under their guaranteed maximum price contract, or the result of changes by the university or other third-party would be our responsibility to fund. We also typically guarantee that a project will be completed and ready for occupancy by a date certain in order to meet housing needs for a particular school term. If a situation were to occur whereby completion was delayed beyond such date certain, we would be exposed to claims for liquidated damages, which would usually include, but may not be limited to, the cost of housing prospective residents of the community until it was available for occupancy. Although we generally transfer such risks to the general contractor who is responsible for the construction activities of a development project, if we experience significant cost-overruns or were to become subject to such a claim or claims, our financial condition, results of operations and/or cash flows could be materially and adversely impacted.

We may not be able to recover internal development costs.

When developing collegiate housing communities for our ownership on university land, definitive contracts are not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that a ground lease will be executed. These costs could range up to $1,000 or more and typically include architects’ fees to design the property and third party fees related to other predevelopment services. If an institution’s governing body does not ultimately approve the lease we will not be able to recover these predevelopment costs.

We may be unable to take advantage of certain disposition opportunities because of additional costs we have agreed to pay if we sell the University Towers collegiate housing community in a taxable transaction.

We issued University Towers Partnership units for our interest in University Towers. So long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, we have agreed to maintain certain minimum amounts of debt on the properties so as to avoid triggering gain to the contributing owners. If we fail to do this, we will owe to the contributing owners the amount of taxes that they incur. In each case, the amount of tax is computed assuming the highest federal and state rates. As a result, these agreements may preclude us from selling the restricted property at the optimal time.

Our growth will be dependent upon our ability to acquire and/or develop, lease, integrate and manage additional collegiate housing communities successfully.

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

Our future growth will be dependent upon our ability to successfully acquire new properties and enter into joint ventures on favorable terms, which may be adversely affected by the following significant risks:

•	we may be unable to acquire a desired property at all or at a desired purchase price because of competition from other purchasers of collegiate housing;
•	many of our future acquisitions are likely to be dependent on external financing, and we may be unable to finance an acquisition on favorable terms or at all;
•	we may be required to incur significant capital expenditures to improve or renovate acquired properties;
•	we may incur an increase in operating costs or may not have the proceeds available to implement renovations or improvements at existing properties which are necessary to attract and retain tenants;
•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•	we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of the properties.

As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly acquired properties may not perform as expected, and newly acquired properties may have characteristics or deficiencies unknown to us at the time of acquisition.

We may be unable to invest our capital resources on acceptable terms or at all.

Our ability to achieve our expected levels of financial performance will depend significantly upon our ability to invest efficiently our available capital resources in accretive transactions. Although we seek to maintain a pipeline of suitable investment opportunities, we cannot assure you that we will be able to identify any acquisition and/or development opportunities or other investments that meet our investment objectives or that any investment that we make will produce a positive return. Moreover, our investment pipeline is generally subject to numerous uncertainties and conditions that make it difficult to predict if or when any such potential transactions will be consummated. Accordingly, we may be unable to invest our available capital resources on acceptable terms within the time period that we anticipate, or at all, and these delays could result in additional dilution and may cause our financial results, including Core FFO and/or FFO per share, to fall short of analyst expectations. Moreover, we will have significant flexibility in investing our capital resources, and we may use the resources in ways with which our stockholders may not agree or for purposes other than those that we originally contemplated.

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

In addition, we mortgage most of our properties to secure payment of indebtedness. In 2011, $13,279 or 3.6%, of our debt reaches maturity. If we are unable to service the debt, including in the event we are not successful in refinancing our debt upon maturity, then the properties could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of a mortgaged property could cause cross defaults under the Master Secured Credit Facility or the Second Amended Revolver. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Second Amended Revolver contains customary affirmative and negative covenants and provides for potential availability of $95,000. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions which includes borrowing base calculations that limit availability based upon the underlying value of the collateral and the satisfaction of specified financial and other covenants, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

The U. S. Treasury recently removed the $200 billion cap on the amount of financial aid available for Fannie Mae and extended its conservatorship of Fannie Mae through 2012. The Treasury also recently capped Fannie Mae’s retained mortgage portfolio limitation at $900 billion and required that this portfolio be reduced on a phased basis beginning in 2010. Through expansion of its off-balance sheet lending products, we believe that Fannie Mae’s balance sheet limitations will not restrict its support of lending to the collegiate housing industry and to us in particular. Should loan availability be reduced, it could impact the value of collegiate housing assets and impair the value of our properties, and we would seek alternative sources of funding. We anticipate that additional capital may be available only at a higher cost and have less attractive terms, if available at all.

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

Our Collegiate housing communities have previously been — and in the future may be — subject to impairment charges, which could adversely affect our results of operations and funds from operations.

We are required to periodically evaluate our properties for impairment indicators. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property, based on its intended use, is less than the carrying value of the property. These estimates of cash flows are based on factors such as expected future operating income, trends and prospects, as well as the effects of interest and capitalization rates, demand and occupancy, competition and other factors. Ongoing adverse market and economic conditions and market volatility make it difficult to value our collegiate housing communities. These factors may result in uncertainty in valuation estimates and instability in the estimated value of our collegiate housing communities which, in turn, could result in a substantial decrease in the value of the communities and significant impairment charges.

We continually assess our collegiate housing communities to determine if any dispositions are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our collegiate housing communities in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations and funds from operations.

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

In order for EDR to continue to qualify as a REIT, we are required to distribute annual dividends generally equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. However, in the event of, among other factors, continued material future deterioration in business conditions, or continuing tightening in the credit markets, our Board of Directors may decide to further reduce the amount of our dividend while ensuring compliance with the requirements of the Code related to REIT qualification.

IRS guidance permits certain distributions made by a publicly traded REIT consisting of both cash and its shares to be treated as dividend distributions for purposes of satisfying the annual distribution requirements applicable to REITs for taxable years ending before 2012. We may elect to pay a portion of our dividends in shares of our common stock which would cause dilution to our earnings per share given the additional shares outstanding.

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

We depend upon the services of our key personnel, particularly Randy Churchey, President and Chief Executive Officer, Randall H. Brown, our Executive Vice President and Chief Financial Officer, Thomas Trubiana, our Executive Vice President and Chief Investment Officer and Christine Richards, our Senior Vice President of Property Operations. Mr. Churchey’s considerable experience as a senior executive officer of publicly traded real estate companies, including REITs, prior service to EDR as a member of the Board of Directors and familiarity with our operational and organizational structure are critical to the oversight and implementation of our strategic initiatives and the evaluation of our operational performance. In addition, Mr. Brown possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. Mr. Trubiana has been in the collegiate housing business for over 30 years, and has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. Ms. Richards possesses detailed knowledge of our property operations that is critical to the oversight of our communities’ performance and has considerable experience in the collegiate housing industry. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.

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

We intend to continue to be organized and to operate in a manner that will allow us to qualify as a REIT under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. If we lose our REIT status, we will face serious tax consequences that could substantially reduce the funds available for distribution to our stockholders for each year that we fail to qualify as a REIT because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and, therefore, such amounts would be subject to federal income tax on our taxable income at regular corporate rates;
•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through partnerships and limited liability companies. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and two “gross income tests.” To satisfy the two “gross income tests:” (a) at least 75% of our gross income in any year must be derived from qualified sources, such as “rents from real property,” mortgage interest, distributions from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income must be derived from sources meeting the 75% gross income test above, and other passive investment sources, such as other interest and dividends and gains from sales of securities. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

Our distributions have historically exceeded, and may continue to exceed, the amount of our net income as a REIT. Any distributions in excess of a stockholder’s share of our current and accumulated earnings and profits will be treated as a return of capital to the extent of the stockholder’s basis in our stock, and the stockholder’s basis in our stock will be reduced by such amount. To the extent distributions exceed both the stockholder’s share of our current and accumulated earnings and profits and the stockholder’s basis in our stock, the stockholder will recognize capital gain, assuming the stock is held as a capital asset. If distributions by us result in a reduction of a stockholder’s adjusted basis in its stock, subsequent sales by such stockholder of its stock potentially will result in recognition of an increased capital gain or reduced capital loss due to the reduction in such stockholder’s adjusted basis in its stock.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to corporate-level income taxation.

We intend for our Operating Partnership to maintain its status as a partnership for federal income tax purposes; however, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, our Operating Partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate-level income tax. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

(Dollars in thousands, except selected property information)

General

As of December 31, 2010, our wholly-owned portfolio consisted of 36 communities located in 20 states containing 23,704 beds in 7,332 apartment units located near 35 universities.

Thirty-five of our 36 communities are modern apartments, with clusters of low-rise buildings that consist of collegiate housing units with fully furnished private bedrooms and one or more bathrooms centered around a common area consisting of a fully furnished living room, fully-equipped eat-in kitchen, and washers/dryers. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our collegiate housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individual locks, high-speed Internet access and cable television connections.

Our wholly-owned collegiate housing communities typically have the following characteristics:

•	located in close proximity to university campuses (within two miles or less);
•	average age of approximately 10 years;
•	designed specifically for students with modern unit plans and amenities; and
•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our wholly-owned communities as of December 31, 2010, which are included in the collegiate housing leasing segment discussed in Note 11, “Segments” to our accompanying consolidated financial statements. All communities are owned in fee with the exception of University Towers, University Village on Colvin and GrandMarc at the Corner which are operated under ground leases.

						Year Ended December 31, 2010
Name	Primary University Served	Year Built	Acquisition Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
Owned and Operated
NorthPointe	University of Arizona Tucson, Arizona	1999	Jan ’05	912	300	83.0%	$300	$328
The Reserve at Athens	University of Georgia Athens, Georgia	1999	Jan ’05	612	200	92.1	221	362
Players Club	Florida State University Tallahassee, Florida	1994	Jan `05	336	84	98.9	153	456
University Towers	North Carolina State University Raleigh, North Carolina	1989	Jan ’05	953	251	74.5	501 (4)	525 (4)
The Pointe at South Florida	University of South Florida Tampa, Florida	1999	Jan ’05	1,002	336	90.7	387	386
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	1999	Jan ’05	708	211	92.5	325	458
The Commons	Florida State University Tallahassee, Florida	1997	Jan ’05	732	252	86.3	243	332
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	1999	Jan ’05	732	234	93.0	242	331
The Reserve at Star Pass	University of Arizona Tucson, Arizona	2001	Jan ’05	1,020	336	77.8	296	290
The Pointe at Western	Western Michigan University Kalamazoo, Michigan	2000	Jan ’05	876	324	94.2	306	349

								Year Ended December 31, 2010
Name	Primary University Served	Year Built		Acquisition Date		# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
College Station at W. Lafayette	Purdue University West Lafayette, Indiana	2000		Jan ’05		960	336	96.9	363	379
Commons on Kinnear	The Ohio State University Columbus, Ohio	2000		Jan ’05		502	166	98.0	257	513
The Pointe	Pennsylvania State University State College, Pennsylvania	1999		Jan ’05		984	294	98.7	475	483
The Reserve at Columbia	University of Missouri Columbia, Missouri	2000		Jan ’05		676	260	99.2	276	408
The Reserve on Frankford	Texas Tech University Lubbock, Texas	1997		Jan ’05		737	243	91.4	252	341
The Lofts	University of Central Florida Orlando, Florida	2002		Jan ’05		730	254	98.3	453	620
The Reserve on West 31st	University of Kansas Lawrence, Kansas	1998		Jan ’05		714	192	96.1	241	338
Campus Creek	University of Mississippi Oxford, Mississippi	2004		Feb ’05		636	192	97.6	198	312
Pointe West	University of South Carolina Cayce, South Carolina	2003		Mar ’05		480	144	94.1	193	403
Campus Lodge	University of Florida Gainesville, Florida	2001		Jun ’05		1,115	360	90.7	452	406
College Grove	Middle Tennessee State University Murfreesboro, Tennessee	1998		Apr ’05		864	240	92.4	283	328
The Reserve on South College	Auburn University Auburn, Alabama	1999		Jul ’05		576	180	86.5	157	272
The Avenue at Southern	Georgia Southern University Statesboro, Georgia	1993		Jun ’06		624	214	81.8	191	305
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	2008	(5)	Aug ’08	(5)	768	228	80.2	292	380
University Village on Colvin	Syracuse University Syracuse, New York	2009		Aug ’09		432	120	76.0	287	664
Troy Place(8)	Troy State University Troy, Alabama	2000		Jan ’06		408	108	95.9	159	391
The Reserve at Jacksonville(8)	Jacksonville State University Jacksonville, Alabama	2000		Jan ’06		504	132	64.8	130	259
Clayton Station(7)	Clayton College and State University Morrow, Georgia	1999		Jan ’06		854	221	41.9	164	192
River Pointe	State University of West Georgia Carrollton, Georgia	2000		Jan ’06		504	132	93.1	175	347
The Chase at Murray(8)	Murray State University Murray, Kentucky	2000		Jan ’06		408	108	98.2	125	307
Cape Trails	Southeast Missouri State University Cape Girardeau, Missouri	2000		Jan ’06		360	96	98.1	146	372
Clemson Place(8)	Clemson University	1998		Jan ’06		288	96	99.2	108	374
The Reserve at Martin(8)	University of Tennessee at Martin Martin, Tennessee	2000		Jan ’06		384	96	88.2	142	370
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	1998		Jan ’06		336	84	95.8	119	353
GrandMarc at the Corner	University of Virginia Charlottesville, VA	2006		Oct ’10		641	224	91.5	441	529
Sub-total owned and operated communities						23,368	7,248

							Year Ended December 31, 2010
Name	Primary University Served	Year Built		Acquisition Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
Owned and Leased Properties(6)
Collegiate Village	Macon State College Macon, Georgia	1999		Jan ’06	336	84	—	—	—
Total owned properties		2000	(3)		23,704	7,332
(1)	Average of the physical month-end occupancy rates.
(2)	Monthly revenue per available bed for 2010 is equal to total revenue for the year ended December 31, 2010 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2010 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.
(3)	Represents average year for all properties in our wholly-owned portfolio.
(4)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.
(5)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.
(6)	Collegiate Village was leased to Macon State College in August 2010. EDR did not operate this property during the entire year of 2010, and therefore no operating statistics are presented. See Note 2, “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements.
(7)	Clayton Station was leased to Clayton State University in February 2011.
(8)	The sale of these properties was completed in January 2011. See Note 18, “Subsequent Events” to our accompanying consolidated financial statements.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our wholly-owned communities as of December 31, 2010:

Property	Outstanding at December 31, 2010	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	58,902	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,140	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	70,478	6.02%	1/1/2016	30 Year
Campus Lodge	34,668	6.97%	5/1/2012	30 Year
Pointe West	10,250	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	28,694	3.66%	1/1/2014	30 Year
The Reserve on Frankford	6,849	3.56%	1/1/2014	30 Year
The Reserve at Saluki Pointe – Phase I	10,613	1.36%	6/28/2012	30 Year
The Reserve at Saluki Pointe – Phase II	4,252	2.26%	6/28/2012	30 Year
University Village Apartments on Colvin	8,826	1.36%	9/29/2011	(1)
Troy Place/Clemson Place	17,154	5.45%	1/1/2017	30 Year
Carrollton Crossing/Murray Place	7,599	4.96%	1/1/2015	30 Year
River Pointe/Cape Trails	23,006	5.67%	1/1/2020	30 Year
Total debt /weighted average rate	367,231	5.43%
Unamortized premium	400
Total net of unamortized premium	367,631
Less current portion	(13,279)
Total long-term debt, net of current portion	$354,352
(1)	The construction debt encumbering the University Village Apartments on Colvin is interest only through September 29, 2011, the initial maturity date. The Trust has the ability to extend the maturity date of the construction loan two years if certain criteria are met at the initial maturity date.

The weighted average interest rate of the mortgage and construction indebtedness was 5.43% at December 31, 2010. Each of these mortgages is a non-recourse obligation subject to customary exceptions. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been and is trading on the New York Stock Exchange under the symbol “EDR.” There were approximately 928 holders of record of the 72,174,723 shares outstanding on March 7, 2011. On the same day, our common stock closed at $7.73. The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2009 and 2010:

	High	Low	Distributions Declared
Fiscal 2009
Quarter 1	$6.03	$2.61	$0.103
Quarter 2	5.24	3.32	0.103
Quarter 3	6.44	4.22	0.050
Quarter 4	6.01	4.56	0.050
Fiscal 2010
Quarter 1	$6.19	$4.78	$0.050
Quarter 2	7.38	5.47	0.050
Quarter 3	7.48	5.87	0.050
Quarter 4	8.09	7.09	0.050

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on EDR regarding the payment of distributions, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility and Other Indebtedness,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions,” and Note 10, “Debt,” to our accompanying consolidated financial statements.

To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.

Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

In June 2008, the Trust adopted the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan, or DRSPP, which offers the following:

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

Shares of common stock purchased under the DRSPP will be either issued by EDR or acquired directly from third parties in the open market or in privately negotiated transactions. Subject to certain conditions and at our sole discretion, the discount from market prices, if any, on all shares of common stock purchased directly from us will range from 0% to 5%. We will determine the source of shares available through the DRSPP based on market conditions, relative transaction costs and our need for additional capital. To the extent the DRSPP acquires shares of common stock directly from EDR, we will receive additional capital for general corporate purposes.

During the three months ended December 31, 2010, in connection with the DRSPP, we directed the plan administrator to purchase 324 shares of our common stock for $3 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2010. We also directed the plan administrator to purchase 1,206 shares of our common stock for $9 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2010	655	$7.53	—	—
November 1 – 30, 2010	679	$7.79	—	—
December 1 – 31, 2010	196	$7.52	—	—
Total	1,530	$7.64	—	—
(1)	All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. Our Board of Directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*

Among Education Realty Trust, Inc., The S&P 500 Index
And The MSCI US REIT Index

*	$100 invested on 12/31/05 in stock or in index, including reinvestment of dividends. Fiscal year ending December 31.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Education Realty Trust, Inc.	100.00	123.26	99.40	50.90	50.78	84.06
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
MSCI US REIT	100.00	135.92	113.06	70.13	90.20	115.89

We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to future share performance.

The performance comparisons noted in the graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this graph by reference, and shall not otherwise be deemed filed under the Securities Act and/or Exchange Act.

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

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data on a consolidated historical basis for EDR.

The following information presented below does not provide all of the information contained in our financial statements, including related notes. You should read the information below in conjunction with the historical consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing	$99,198	$96,822	$94,704	$84,257	$81,098
Other leasing revenue	191	—	3,124	5,783	5,783
Third-party development services	2,483	8,178	8,303	5,411	3,773
Third-party management services	3,189	3,221	3,672	3,391	2,796
Operating expense reimbursements	14,519	9,722	10,796	9,330	7,638
Total revenues	119,580	117,943	120,599	108,172	101,088
Operating expenses:
Collegiate housing leasing operations	48,430	47,889	48,314	41,261	40,791
General and administrative	17,401	15,752	16,348	14,561	12,331
Depreciation and amortization	26,269	24,091	24,257	26,856	28,302
Ground lease expense	1,528	207	105	—	—
Loss on impairment	7,425	1,726	2,021	—	—
Reimbursable operating expenses	13,603	9,722	10,796	9,330	7,638
Total operating expenses	114,656	99,387	101,841	92,008	89,062
Operating income	4,924	18,556	18,758	16,164	12,026
Nonoperating expenses	20,565	20,717	26,206	23,694	25,959
Loss from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(15,641)	(2,161)	(7,448)	(7,530)	(13,933)
Equity in earnings (losses) of unconsolidated entities	(260)	(1,410)	(196)	(277)	740
Loss before income taxes and discontinued operations	(15,901)	(3,571)	(7,644)	(7,807)	(13,193)
Income tax expense	442	1,905	1,102	256	659
Loss from continuing operations	(16,343)	(5,476)	(8,746)	(8,063)	(13,852)
Discontinued operations:
Income (loss) from operations of discontinued operations	(26,559)	(1,615)	671	1,063	1,252
Gain on sale of collegiate housing property	611	—	—	1,644	—
Income (loss) from discontinued operations	(25,948)	(1,615)	671	2,707	1,252
Net loss	(42,291)	(7,091)	(8,075)	(5,356)	(12,600)
Less: Net income (loss) attributable to the noncontrolling interests	(233)	164	(128)	60	(355)
Net loss attributable to Education Realty Trust, Inc.	$(42,058)	$(7,255)	$(7,947)	$(5,416)	$(12,245)
Earnings per share information:
Income (loss) per share – basic and diluted
Continuing operations	(0.28)	(0.14)	(0.31)	(0.29)	(0.52)
Discontinued operations	(0.45)	(0.04)	0.03	0.09	0.06
Net loss per share	$(0.73)	$(0.18)	$(0.28)	$(0.20)	$(0.46)
Weighted average common shares outstanding – basic and diluted	57,536	40,496	28,513	28,103	26,517
Distributions per common share	$0.20	$0.36	$0.82	$0.82	$1.10
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	(16,502)	(5,689)	(8,592)	(8,012)	(13,437)
Income (loss) from discontinued operations, net of tax	(25,556)	(1,566)	645	2,596	1,192
Net loss	$(42,058)	$(7,255)	$(7,947)	$(5,416)	$(12,245)

BALANCE SHEET DATA

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Assets:
Collegiate housing properties, net	$698,793	$749,884	$733,507	$732,979	$804,759
Other assets, net	37,887	54,729	44,140	34,481	30,699
Total assets	$736,680	$804,613	$777,647	$767,460	$835,458
Liabilities and equity:
Mortgage and construction notes payable	$367,631	$406,365	$442,259	$420,940	$423,933
Other indebtedness	3,700	—	32,900	11,500	69,400
Other liabilities	30,567	22,004	20,559	19,080	19,837
Total liabilities	401,898	428,369	495,718	451,520	513,170
Redeemable noncontrolling interests	10,039	11,079	11,751	14,879	15,868
Equity	324,743	365,165	270,178	301,061	306,420
Total liabilities and equity	$736,680	$804,613	$777,647	$767,460	$835,458

OTHER DATA (UNAUDITED)

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data and selected property information)
Funds from operations (FFO)(1):
Net loss attributable to Education Realty Trust, Inc.	$(42,058)	$(7,255)	$(7,947)	$(5,416)	$(12,245)
Gain on sale of collegiate housing property	(611)	—	—	(1,644)	—
Loss on sale of collegiate housing assets	—	—	512	—	—
Collegiate housing property depreciation and amortization of lease intangibles	25,829	23,499	23,659	26,412	27,947
Equity portion of real estate depreciation and amortization on equity investees	479	512	496	424	54
Depreciation and amortization of discontinued operations	4,111	5,023	5,160	6,078	7,781
Equity portion of loss on sale of collegiate housing property on equity investee	137	—	—	—	—
Noncontrolling interests	(233)	164	(128)	60	(355)
Funds from operations available to all share and unitholders	$(12,346)	$21,943	$21,752	$25,914	$23,182
FFO on participating developments:
Interest on loan to participating development	329	—	—	—	—
Development fees on participating development, net of costs and tax	128	—	—	—	—
FFO on participating developments	457	—	—	—	—
Other adjustments to FFO:
Development cost write-off, net of tax benefit	—	—	417	—	—
Acquisition costs	1,467	—	—	—	—
Impairment losses	33,610	3,173	2,021	—	—
Ground lease straightline	984	—	—	—	—
Reorganization/severance costs, net of tax	447	—	—	—	—
Loss (gain) on extinguishment of debt	1,426	(830)	4,360	174	—
Impact of other adjustments to FFO	37,934	2,343	6,798	174	—
Core funds from operations available to all share and unitholders(2)	$26,045	$24,286	$28,550	$26,088	$23,182

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data and selected property information)
Cash flow information:
Net cash provided by operations	$32,269	$33,235	$26,011	$26,806	$25,187
Net cash provided by (used in) investing	(46,314)	(41,638)	(31,656)	33,399	(120,830)
Net cash provided by (used in) financing	(10,166)	30,569	10,614	(62,598)	40,408
Per share and distribution data:
Net loss per share – basic and diluted	$(0.73)	$(0.18)	$(0.28)	$(0.20)	$(0.46)
Cash distributions declared per share/unit	0.20	0.36	0.82	0.82	1.10
Cash distributions declared	12,295	15,330	25,797	22,985	29,114
Selected community information(3):
Units(4)	6,792	6,628	6,352	5,603	5,603
Beds(4)	21,712	21,072	20,406	17,488	17,490
Occupancy(5)	88.3%	88.0%	91.3%	93.9%	93.4%
Revenue per available bed(6)	$383	$390	$396	$401	$386
(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the years ended December 31, 2010, 2009, and 2008, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”
(2)	Core funds from operations includes participating developments and excludes the impact of the write off of development costs, acquisition costs, asset impairment, the effect of straight-lining long-term ground leases and reorganization costs from FFO as defined above.
(3)	The selected community information represents all wholly-owned communities for 2010 (31), 2009 (30), 2008 (29), 2007 (23) and 2006 (23) (2007 and 2006 exclude the Place portfolio). This information excludes property information related discontinued operations for all years.
(4)	Represents data as of December 31.
(5)	Average of the month-end occupancy rates for the period.
(6)	Revenue per available bed is equal to the total revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired properties are included prospectively from acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except selected property information and per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of our management. Our MD&A is presented in eleven sections:

•	Overview
•	Our Business Segments
•	Trends and Outlook
•	Critical Accounting Policies
•	Results of Operations
•	Liquidity and Capital Resources
•	Distributions
•	Off-Balance Sheet Arrangements
•	Funds From Operations
•	Inflation
•	Recent Accounting Pronouncements

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, and the Risk Factors included in Item 1A. of this Annual Report.

Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2010, 2009 and 2008 reflect the classification of the following communities’ financial results as discontinued operations: College Station (sold in April 2009); Reserve at Clemson (sold in November 2010); The Gables, Western Place, Berkeley Place and the Pointe at Southern (all sold in December 2010); and Troy Place, The Reserve at Jacksonville, The Reserve at Martin, The Chase at Murray and Clemson Place (all sold in January 2011).

Overview

We are a self-managed and self-advised REIT engaged in the ownership, acquisition, development and management of collegiate housing communities. We also provide collegiate housing development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest owners, developers and managers of high-quality collegiate housing communities in the United States in terms of both total beds and units owned and under management.

We earn income from rental payments we receive as a result of our ownership of collegiate housing communities. We also earn income by performing property management services and development consulting services for third parties through Allen & O’Hara Education Services, Inc., or AOES, and Allen & O’Hara Development Company, LLC, or AODC, respectively.

We have elected to be taxed as a REIT for federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the accompanying consolidated financial statements. Inter-company fees are reflected at contractually stipulated amounts.

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 91.0% of our revenue, excluding operating expense reimbursements, for the year ended December 31, 2010. Additionally, this segment includes other leasing revenue related to the collegiate housing community known as Collegiate Village located in Macon, Georgia that was leased to Macon State College in August of 2010 (see Note 2 to the consolidated financial statements).

Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities, the fact that in most cases units are furnished and rent includes utilities, cable television and internet service and because of the individual lease liability, we believe our communities can typically command higher per-unit and per-square foot rental rates than most multi-family communities in the same geographic markets. We are also typically able to command higher rental rates than on-campus student housing, which tends to offer fewer amenities.

The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the respective universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2010 and 2009, approximately 70.0% of our leased beds were to first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy.

These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year.

Development consulting services

For the year ended December 31, 2010, revenue from our development consulting services represented approximately 2.5% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

•	market analysis and evaluation of collegiate housing needs and options;
•	cooperation with the client on architectural design;
•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;
•	oversight of architectural design process;
•	coordination of governmental and university plan approvals;
•	oversight of construction process;
•	design, purchase and installation of furniture;
•	pre-opening marketing to students;
•	obtaining final approvals of construction; and
•	guarantee of costs and completion date.

Fees for these services are typically 3-5% of the total cost of a project and are payable over the life of the construction period, which in most cases is one to two years in length. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. As part of the development agreements, there are certain costs we pay on behalf of universities or third-party investors. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the universities or third-party investors. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our development consulting services business.

Management services

For the year ended December 31, 2010, revenue from our management services segment represented approximately 6.5% of our revenue, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Trends and Outlook

Rents and occupancy

We manage our communities to maximize revenue, which is primarily driven by two components: rental rates and occupancy. We customarily adjust rental rates in order to maximize revenue, which in some cases results in a lower occupancy, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus collegiate housing provided by colleges and universities and off-campus collegiate housing provided by private owners. This additional collegiate housing both on and off campus can create competitive pressure on rental rates and occupancy.

For the 2010-2011 leasing term, same-community revenue per available bed increased to $406 and same-community physical occupancy increased to 93.2% compared to revenue per available bed of $389 and physical occupancy of 91.1% for the 2009-2010 lease term. This is compared to a rental rate decrease of 1.6% and an occupancy decrease of 1.7% for the 2009-2010 lease term over the 2009-2008 lease term. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio. As would be expected, individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

Development consulting services

Third-party development consulting services revenue experienced considerable growth from 2007 to 2009 increasing from $5,411 to $8,178. However, third-party development revenue declined 65.9% to $2,788 for the year ended December 31, 2010 as credit market conditions in 2009 delayed the financing and commencement of construction on several previously awarded projects. Beginning in the fall of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. They also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the ground breaking of a project at the Science + Technology Park at Johns Hopkins Medical Center in Baltimore, Maryland in the third quarter of 2010 and the beginning of construction of on-campus collegiate housing projects at East Stroudsburg University located in East Stroudsburg, Pennsylvania and Mansfield University located in Mansfield, Pennsylvania in the fourth quarter of 2010.

The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public college and university competitive procurement processes and secure contracts from private educational institutions, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed upon construction timelines and budgets. To date, we have completed construction on all of our development projects in time for their targeted occupancy dates.

Collegiate housing operating costs

Cost reduction initiatives put in place in the fourth quarter of 2008 helped drive a reduction in same-community operating expenses for the year ended December 31, 2009. For the year ended December 31, 2010, same-community operating expenses were relatively flat compared to the prior year as the reduced spending achieved in 2009 was maintained. Although we do not expect significant reductions in same-community operating expenses going forward, we will continue to maintain our focus to operate our communities as efficiently as possible.

General and administrative costs

For the year ended December 31, 2009, general and administrative costs, before development pursuit costs, remained relatively flat when compared to 2008. In the first half of 2010, we began a reorganization plan, and as a result, have seen a 2.8% reduction in general and administrative expenses, before reorganization, development pursuit and acquisition costs, when compared to the year ended December 31, 2009. Although reductions in general and administrative expenses of this type may not continue going forward, we will continue to focus on operating efficiencies in the future.

Asset Repositioning and Capital Recycling

In October 2010, the Trust completed the following transactions that resulted in meaningful repositioning and improvement of its owned portfolio.

The Trust completed the purchase of The GrandMarc at the Corner, a 641-bed collegiate community at the University of Virginia (UVA) in Charlottesville, Virginia. UVA enrollment for the 2009/2010 academic year was approximately 24,400. The property was opened in 2006 and is located within a short walking distance to campus and to “The Corner” a popular destination for students due to the wide variety of restaurants, shopping and entertainment venues. The purchase price was $45,739 with related acquisition costs of $1,467 that were expensed in the fourth quarter of 2010. As of December 31, 2010, The GrandMarc was 91.9% occupied at an average monthly rental rate per bed of approximately $688.

The Trust entered into two separate sales agreements in October of 2010 to sell nine communities, including eight of the former Place-communities, for a total sales price of $84,800 (see Note 5 to the consolidated financial statements). The first agreement closed in December 2010 and the second agreement closed in January 2011 (see Note 18 to the consolidated financial statements).

The Trust’s regular review of the recoverability of asset carrying values, which included the consideration of these pending sales transactions, identified asset impairments totaling $33,610 that were recognized during the three months ended September 30, 2010.

These transactions helped the Trust to recycle capital from non-strategic assets to vibrant, younger collegiate housing communities at larger universities. These steps helped improve the quality of the Trust’s portfolio and create better long-term growth potential.

In January 2011, the Trust completed a follow-on offering of 13,225,000 shares of its common stock, including 1,725,000 shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $91,700 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The Trust intends to use the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Collegiate housing leasing revenue recognition

Collegiate housing leasing revenue is comprised of all revenue related to the leasing activities at our collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking space rentals and certain ancillary services.

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

Other leasing revenue recognition

Other leasing revenue relates to the master lease of a community to a third-party. Under a master lease the third-party is responsible for ultimately leasing the beds and for all operating expenses. In 2010, other leasing revenue related to Collegiate Village located in Macon, Georgia that was leased to Macon State College starting in August 2010. Base rent is recognized on a straight-line basis over the lease term.

In 2006, 2007 and 2008, other leasing revenue related to leasing of the Place Portfolio that we acquired from Place Properties on January 1, 2006. Base rent was recognized on a straight-line basis over the lease term and additional rent was recognized only upon satisfaction of certain defined criteria. On February 1, 2008, the lease was terminated. Under the termination agreement, the Trust received a lease termination fee totaling $6,000 in 2008.

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

We also periodically enter into joint venture arrangements whereby we provide development consulting services to third-party collegiate housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected after net operating income in our condensed consolidated statement of operations as equity in earnings of unconsolidated entities. Our revenue and operating expenses could fluctuate from period to period based on the extent to which we utilize joint venture arrangements to provide third-party development consulting services.

Collegiate housing property acquisitions and dispositions

Land, land improvements, buildings and improvements and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 15 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures, and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.

Results of operations for acquired collegiate housing communities’ are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the Financial Accounting Standards Board, or the FASB, which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a community, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value (See Note 2 to the consolidated financial statements). Management estimates fair value using market offers, discounted cash flow models, market appraisals if available, and other market participant data.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. The related carrying value of the community is recorded as held for sale in the consolidated balance sheet and operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented.

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

Use of estimates

Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting revenue under the percentage of completion method, useful lives of collegiate housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, the determination of fair value for impairment assessments, and in recording the allowance for doubtful accounts. Actual results could differ from those estimates.

We review our assets, including our collegiate housing communities, communities under development, and goodwill for potential impairment indicators whenever events or circumstances indicate that the carrying value might not be recoverable. Impairment indicators include, but are not limited to, declines in our market capitalization, overall market factors, changes in cash flows, significant decreases in net operating income and occupancies at our operating properties, changes in projected completion dates of our development projects, and sustainability of development projects. Our tests for impairment are based on the most current information available and if conditions change or if our plans regarding our assets change, it could result in additional impairment charges in the future. However, based on our plans with respect to our operating properties and those under development, we believe the carrying amounts are recoverable.

Results of Operations for the Years Ended December 31, 2010 and 2009

	Year Ended December 31, 2010					Year Ended December 31, 2009
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$99,198	$—	$—	$—	$99,198	$96,822	$—	$—	$—	$96,822
Other leasing revenue	191	—	—	—	191	—	—	—	—	—
Third-party development consulting services	—	2,788	—	(305)	2,483	—	8,178	—	—	8,178
Third-party management services	—	—	3,189	—	3,189	—	—	3,221	—	3,221
Intersegment revenues	—	—	3,868	(3,868)	—	—	1,129	3,767	(4,896)	—
Operating expense reimbursements	—	916	—	13,603	14,519	—	—	—	9,722	9,722
Total segment revenues	99,389	3,704	7,057	9,430	119,580	96,822	9,307	6,988	4,826	117,943
Segment operating expenses:
Collegiate housing leasing operations	48,430	—	—	—	48,430	47,889	—	—	—	47,889
General and administrative	—	2,885	7,255	(170)	9,970	—	3,261	7,135	(96)	10,300
Intersegment expenses	3,868	—	—	(3,868)	—	3,767	—	—	(3,767)	—
Reimbursable operating expenses	—	—	—	13,603	13,603	—	—	—	9,722	9,722
Total segment operating expenses	52,298	2,885	7,255	9,565	72,003	51,656	3,261	7,135	5,859	67,911
Segment net operating income (loss)(1)	$47,091	$819	$(198)	$(135)	$47,577	$45,166	$6,046	$(147)	$(1,033)	$50,032
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31:

	2010	2009
Segment net operating income	$47,577	$50,032
Other unallocated general and administrative expenses	(7,431)	(5,452)
Depreciation and amortization	(26,269)	(24,091)
Ground lease expense	(1,528)	(207)
Loss on impairment of collegiate housing properties	(7,425)	(1,726)
Nonoperating expenses	(20,565)	(20,717)
Equity in losses of unconsolidated entities	(260)	(1,410)
Loss before income taxes and discontinued operations	$(15,901)	$(3,571)

Collegiate housing leasing

Collegiate housing operating statistics for 2010 and 2009 were as follows:

	Year Ended December 31, 2010(9)(10)	Year Ended December 31, 2009(9)(10)	Favorable (Unfavorable)
Wholly-owned communities:
Occupancy
Physical(1)	90.4%	90.0%	40bps
Economic(2)	86.6%	86.6%	—
NarPAB(3)	$378	$374	$4
Other income per avail. bed(4)	$23	$25	$(2)
RevPAB(5)	$401	$399	$2
Property operating expense per bed(6)	$192	$195	$3
Operating margin(7)	52.0%	51.2%	80bps
Design Beds(8)	240,508	233,898	6,610
Same communities(11):
Occupancy
Physical(1)	91.2%	90.2%	100bps
Economic(2)	87.6%	87.1%	50bps
NarPAB(3)	$372	$371	$1
Other income per avail. bed(4)	$23	$25	$(2)
RevPAB(5)	$395	$396	$(1)
Property operating expense per bed(6)	$194	$193	$(1)
Operating margin(7)	51.0%	51.2%	(20)bps
Design Beds(8)	224,185	224,202	(17)
(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.
(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)	NarPAB represents GAAP net apartment rent, or rental revenue, for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.
(5)	Represents GAAP total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(6)	Represents GAAP property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.
(7)	Represents operating income, GAAP total revenue minus property operating expense per bed as defined above, divided by GAAP total revenue.
(8)	Represents the sum of the monthly design beds in the portfolio during the period.
(9)	This information excludes property information related to discontinued operations.
(10)	This information excludes property information related to Collegiate Village, which was leased to Macon State College in August 2010, and Clayton Station, which was leased to Clayton State University in February 2011.
(11)	Represents operating statistics for communities that were operating for the full year in both 2010 and 2009.

Total revenue in the collegiate housing leasing segment was $99,389 for the year ended December 31, 2010, an increase of $2,567, or 2.7%, from the same period in 2009. This increase represents an increase of $3,517 related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale) that opened in the third quarter of 2009 and The GrandMarc at The Corner (Charlottesville) that was purchased in the fourth quarter of 2010. Offsetting this increase was a decline in same-community revenue of $367 primarily due to a decrease in service and application fees, parking income and damage billings than in the prior year. Furthermore, revenue declined $774 related to the two communities that are currently master leased to the respective universities that they serve. This decrease was partially offset by master lease revenue of $191.

Operating expenses in the collegiate housing leasing segment increased $541, or 1.1%, to $48,430 for the year ended December 31, 2010 as compared to the prior year. The new communities that opened in the third quarter of 2009 and the purchase of The GrandMarc at The Corner in the fourth quarter of 2010 contributed to $671 of the increase from the prior year. Same-community operating expenses increased $40 primarily due to increases in payroll costs of $283 and an increase in utilities cost of $800 offset by a decline in the cost of resident phone, data and cable services of $516, a decrease in real estate taxes of $377 and a decline in the cost of insurance. The two communities that are currently master leased contributed a $170 decline in operating expenses.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2010 and 2009:

			Segment Revenues
Project	Beds	Fee Type	2010	2009	Difference
University of Michigan	896	Development fee	$1	$183	$(182)
Fontainebleu Renovation Project	435	Development fee	—	68	(68)
West Chester — Phase I	1,197	Development fee	—	3,287	(3,287)
West Chester — Phase II	1,467	Development fee	—	65	(65)
Indiana University of Pennsylvania — Phase III	1,084	Development fee	—	1,946	(1,946)
Indiana University of Pennsylvania — Phase IV	596	Development fee	641	605	36
Colorado State University — Pueblo I	253	Development fee	—	791	(791)
Colorado State University — Pueblo II	500	Development fee	531	1,051	(520)
Auraria Higher Education System	685	Development fee	—	182	(182)
SUNY College of Environmental Science and Forestry	454	Development fee	802	—	802
East Stroudsburg University	969	Development fee	231	—	231
Mansfield University of Pennsylvania	634	Development fee	52	—	52
Miscellaneous consulting fees	—	Consulting fee	225	—	225
Third-party development consulting services			2,483	8,178	(5,695)
Participating project — Science + Technology Park at Johns Hopkins	572	Development fee	305	—	305
Third-party development consulting services plus participating projects			2,788	8,178	(5,390)
Southern Illinois University — Carbondale	768	Construction oversight fee	—	100	(100)
Syracuse University	432	Development fee	—	1,029	(1,029)
Intersegment development services			—	1,129	(1,129)
Development consulting services			$2,788	$9,307	$(6,519)

Development consulting services revenue decreased $6,519, or 70.0%, to $2,788 for the year ended December 31, 2010 as compared to the same period in 2009. Third-party development consulting revenue declined $5,695 from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only four active third-party development jobs for the year ended December 31, 2010 compared to seven active projects in 2009. However, the decrease in active third-party development consulting revenue was partially offset by $225 in revenue related to consulting services that were unrelated to an active development project and $305 of fees related to the participating project at the Science + Technology Part at Johns Hopkins (see Note 2 to the accompanying consolidated financial statements). Due to the fact the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. As such the fees are deferred in the eliminations column of the segment financial statements. During the year ended December 31, 2010, the Trust was reimbursed $916 for operating expenses related to the Johns Hopkins project that the Trust had incurred in prior years. This resulted in a difference between operating expense reimbursement revenue and operating expense reimbursement expenses, which typically have no markup, and an increase in net operating income for the year. Total development consulting service revenue was also impacted by a decline in intersegment revenue related to two internal developments that were completed in the third quarter of 2009. As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying consolidated financial statements.

General and administrative expenses decreased $376, or 11.5%, for the year ended December 31, 2010. This decrease is primarily due to a decline in third-party development pursuit costs and marketing and advertising expenses.

Management services

Total management services revenue remained relatively flat for the year ended December 31, 2010 when compared to the prior year due to a consistent number of management contracts each period and relatively flat revenue at those projects.

General and administrative costs increased $120 or 1.7% compared to the prior year due to $674 of severance costs incurred in 2010. These severance costs were offset by the reduction in salary expense related to the reorganization plan implemented in 2010. Excluding the severance costs, general and administrative costs in the management services segment were reduced by 7.8% from the prior year.

Other unallocated general and administrative expenses

For the year ended December 31, 2010, other unallocated general and administrative expenses increased $1,979 or 36.2%

to $7,431compared to the prior year primarily due to $1,467 in acquisition costs related to the purchase of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010. Additionally, an increase in corporate payroll and benefits and costs related to the pursuit of company owned developments contributed to the increase.

Depreciation and amortization

For the year ended December 31, 2010, depreciation and amortization expense increased $2,178 or 9.0% to $26,269 compared to the prior year. The new communities that opened in the third quarter of 2009 and The GrandMarc at The Corner (Charlottesville) which was purchased in the fourth quarter of 2010 contributed $1,177 of the increase. The remainder of the increase can be attributed to higher capital spending in 2009 and 2010.

Ground lease expense

For the year ended December 31, 2010, the cost of Ground lease expense increased $1,321 compared to the prior year due to the opening and addition of the University Village on Colvin (Syracuse) and The GrandMarc at The Corner (Charlottesville) which are both subject to ground leases. The Trust recognizes the cost for these leases on a straight-line basis over the life of the lease.

Loss on impairment

Loss on impairment increased $5,699 to $7,425 for the year ended December 31, 2010 compared to the prior year. During the prior year, the Trust recorded an impairment loss of $1,726 related to collegiate housing assets. During the third quarter of 2010, management determined that the carrying value of nine different collegiate housing communities may not be recoverable due to a decline in estimated net operating income or due to a change in future use of the asset and the negotiated sales price for the potential sales. The fair value of these properties was estimated and management recorded an impairment loss in the consolidated statement of operations of $33,610. For the year ended December 31, 2010, $26,185 of the impairment loss related to the assets was classified within discontinued operations.

Nonoperating expenses

For the year ended December 31, 2010, interest expense declined $1,290 or 6.1% when compared to the same period in the prior year. This decrease is primarily attributable to the repayment of mortgage debt on certain Place-communities in the fourth quarter of 2009 offset by the decline in the value of the interest rate cap of $439 discussed in Note 10 to the accompanying consolidated financial statements. Furthermore, capitalized interest on owned developments decreased $462 compared to the prior year.

This decrease in interest expense was offset by a refund of defeasance costs in 2009. The refund resulted in an $830 gain on the extinguishment of debt related to the 2008 repayment of mortgage debt on certain Place-communities.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own collegiate housing communities. For the year ended December 31, 2010, equity in losses was $260 compared to $1,410 in the prior year. The decrease in equity in losses was primarily related to $1,447 of the Trust’s share of an impairment loss related to the underlying student housing assets of our joint venture property in Goleta, California in 2009. A decline in occupancy and increase in interest expense on our joint venture property in Greensboro, North Carolina offset this decrease.

Results of Operations for the Years Ended December 31, 2009 and 2008

	Year Ended December 31, 2009					Year Ended December 31, 2008
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$96,822	$—	$—	$—	$96,822	$94,704	$—	$—	$—	$94,704
Other leasing revenue	—	—	—	—	—	3,124	—	—	—	3,124
Third-party development consulting services	—	8,178	—	—	8,178	—	8,303	—	—	8,303
Third-party management services	—	—	3,221	—	3,221	—	—	3,672	—	3,672
Intersegment revenues	—	1,129	3,767	(4,896)	—	—	661	3,707	(4,368)	—
Operating expense reimbursements	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment revenues	96,822	9,307	6,988	4,826	117,943	97,828	8,964	7,379	6,428	120,599
Segment operating expenses:
Collegiate housing leasing operations	47,889	—	—	—	47,889	48,314	—	—	—	48,314
General and administrative	—	3,261	7,135	(96)	10,300	3	4,196	7,234	(337)	11,096
Intersegment expenses	3,767	—	—	(3,767)	—	3,707	—	—	(3,707)	—
Reimbursable operating expenses	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment operating expenses	51,656	3,261	7,135	5,859	67,911	52,024	4,196	7,234	6,752	70,206
Segment net operating income (loss)(1)	$45,166	$6,046	$(147)	$(1,033)	$50,032	$45,804	$4,768	$145	$(324)	$50,393
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31:

	2009	2008
Segment net operating income	$50,032	$50,393
Other unallocated general and administrative expenses	(5,452)	(5,252)
Depreciation and amortization	(24,091)	(24,257)
Ground lease expense	(207)	(105)
Loss on impairment of collegiate housing properties	(1,726)	(1,633)
Loss on impairment of goodwill	—	(388)
Nonoperating expenses	(20,717)	(26,206)
Equity in losses of unconsolidated entities	(1,410)	(196)
Loss before income taxes and discontinued operations	$(3,571)	$(7,644)

Collegiate housing leasing

Collegiate housing operating statistics for 2009 and 2008 were as follows:

	Year Ended December 31, 2009(9)	Year Ended December 31, 2008(9)	Favorable (Unfavorable)
Wholly-Owned communities:
Occupancy
Physical(1)	88.0%	91.3%	(330)bps
Economic(2)	84.7%	88.4%	(370)bps
NarPAB(3)	$366	$372	$(6)
Other income per avail. bed(4)	$24	$24	$—
RevPAB(5)	$390	$396	$(6)
Property operating expense per bed(6)(7)	$194	$201	$7
Operating margin(10)	50.3%	49.2%	110bps
Design Beds(8)	248,178	238,786	9,392
Same communities(11):
Occupancy
Physical(1)	90.2%	92.5%	(230)bps
Economic(2)	87.1%	89.7%	(260)bps
NarPAB(3)	$375	$382	$(7)
Other income per avail. bed(4)	$26	$25	$1
RevPAB(5)	$401	$407	$(6)
Property operating expense per bed(6)(7)	$196	$202	$6
Operating margin(10)	51.1%	50.4%	70bps
Design Beds(8)	209,802	209,856	(54)
(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.
(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)	NarPAB represents GAAP net apartment rent, or rental revenue, for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery, and other miscellaneous fees.
(5)	Represents GAAP total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(6)	Represents GAAP property-level operating expense excluding management fees, depreciation and amortization divided by the sum of the design beds for each of the included months.
(7)	For the year ended December 31, 2008, approximately $2 per bed related to the loss on the sale of land and the parking garage at University Towers (see Note 5 in the consolidated financial statements) is excluded.
(8)	Represents the sum of the monthly design beds in the portfolio during the period.
(9)	This information excludes property information related to discontinued operations.
(10)	Represents operating income, GAAP total revenue minus property operating expenses as defined above, divided by GAAP total revenue.
(11)	Represents operating statistics for communities that were operating for the full year in both 2009 and 2008.

Total revenue in the collegiate housing leasing segment was $96,822 for the year ended December 31, 2009. This represents a decrease of $1,006, or 1.0%, from the same period in 2008. Collegiate housing leasing revenue increased 2.2%, or $2,118, to $96,822, while other leasing revenue declined $3,124 as a result of the February 1, 2008 Place Portfolio lease termination and related termination fee recognized in 2008. The collegiate housing leasing revenue increase of $2,118 included $700 related to one additional month of operating results from the remaining Place-communities in 2009 compared to 2008 and a $512 decline in revenue since the lease termination due to lower rates and occupancy. Two new communities, Reserve at Saluki Point (Carbondale) and University Village on Colvin (Syracuse), which opened in August of 2008 and 2009, respectively, contributed $3,247 of revenue growth year over year. Same-community revenue declined $1,317 or 1.5% compared to the prior year, reflecting an approximate 1.0% increase in rates and a 0.1% increase in other income offset by an approximate 2.6% decline in occupancy.

Operating expenses in the collegiate housing leasing segment decreased $425, or 0.9%, to $47,889 for the year ended December 31, 2009 as compared to the same period in 2008. Same-community cost reductions of 4.5% and a 9.8% cost reduction at our remaining Place-communities for the comparable periods since the lease termination contributed a $2,384 reduction in operating expenses. These reductions were offset by $362 of expense growth related to one additional month of operations of the Place-communities in 2009 compared to 2008 as well as $1,597 of additional operating expenses related to the two new communities, The Reserve at Saluki Point and University Village on Colvin. The Same-community and Place-community cost reductions included $512 related to a loss on the sale of the University Towers’ land and parking garage in the prior year, $642 reduction in payroll costs, a $577 reduction in credit card fees and a $286 reduction in real estate taxes compared to the prior year.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2009 and 2008:

		Recognized Earnings
Project	Beds	2009	2008	Difference
University of Michigan	896	$183	$314	$(131)
University of Alabama — Tuscaloosa	631	—	670	(670)
Slippery Rock University — Phase II	746	—	1,019	(1,019)
Indiana University of Pennsylvania — Phase II	1,102	—	2,341	(2,341)
Fontainebleu Renovation Project	435	68	171	(103)
West Chester — Phase I	1,197	3,287	2,033	1,254
West Chester — Phase II	—	65	—	65
Indiana University of Pennsylvania — Phase III	1,084	1,946	1,339	607
Colorado State University — Pueblo I	253	791	234	557
Colorado State University — Pueblo II	500	1,051	—	1,051
Auraria Higher Education System	685	182	182	—
Indiana University of Pennsylvania — Phase IV	596	605	—	605
Third-party development consulting services		8,178	8,303	(125)
Southern Illinois University — Carbondale	768	100	199	(99)
Syracuse University	432	1,029	462	567
Intersegment development services		1,129	661	468
Development consulting services		$9,307	$8,964	$343

Development consulting services revenue increased $343, or 3.8%, to $9,307 for the year ended December 31, 2009. As shown above third-party development consulting revenue decreased $125 to $8,178 for the year due to a decline in the number of active jobs year over year. This decline was net of an approximate $1,400 increase in fees representing AODC’s share of development cost savings on successfully completed projects. The inter-segment development revenue relates to development services performed on projects owned by the Trust, that are eliminated in the accompanying consolidated financial statements. Intersegment revenue increased $468 over the prior year due to the timing of the two developments at Carbondale and Syracuse.

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

Management services

Total management services revenue decreased by $391, or 5.3%, to $6,988 for the year ended December 31, 2009. Third-party management fee revenue decreased $451, or 12.3%, to $3,221 for the year ended December 31, 2009. The cancellation of a contract in 2008 related to a five property portfolio in Michigan, for which the owner chose to take management in-house, contributed to $443 of the decrease and an additional $245 of the decrease resulted from two other contracts that were cancelled in 2008. Four new contracts signed in 2008 added $173 of revenue growth in 2009 while fees from existing customers improved $65, or 2.3%. Growth in our wholly-owned portfolio helped offset the decline in third-party management fee revenue by contributing an increase in intersegment revenue of $60, which related to an additional month of managing the Place Portfolio in 2009 as well as the addition of the two new communities that came out of development in 2008 and 2009.

General and administrative costs for our third-party management services segment decreased $99 or 1.4% to $7,135 for the year ended December 31, 2009 compared to the same period in 2008. This decrease is primarily attributable to the cost reduction measures implemented in the fall of 2008.

Nonoperating expenses

Gain on extinguishment of debt increased $5,190 to $830 for the year ended December 31, 2009, from a loss in the same period in 2008. This increase was the result of a $4,360 loss on the extinguishment of debt related to the Trust’s debt refinancing in December of 2008 and an $830 gain on the extinguishment of debt resulting from the refund of defeasance costs in 2009.

Equity in losses of unconsolidated entities

Equity in losses of unconsolidated entities primarily represents our share of the net loss related to four investments in unconsolidated entities that own collegiate housing communities. These communities are also managed by the Trust. For the year ended December 31, 2009, equity in losses was $1,410 compared to equity in losses of $196 in the prior year. This increase in equity in losses was primarily related to the Trust recording $1,447 as its share of an impairment loss related to the underlying collegiate housing assets of one of these joint ventures.

Liquidity and Capital Resources

Second Amended Revolver, Master Secured Credit Facility and other indebtedness

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement, or the Second Amended Revolver. The Second Amended Revolver amended and restated the existing secured revolving credit facility agreement dated March 30, 2006, or the Amended Revolver. The previous facility had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95,000.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2010, our borrowing base was $43,832, we had $3,700 outstanding under the Second Amended Revolver and we had letters of credit outstanding of $4,500 (see Note 16 to our accompanying consolidated financial statements); thus, our remaining borrowing base availability was $35,632. At December 31, 2010, the Trust had ten properties unencumbered by mortgage debt. Five of the ten properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

During the fourth quarter of 2010, the Trust drew $27,000 on the Second Amended Revolver to partially fund the acquisition of The GrandMarc at the Corner. Subsequent to December 31, 2010, upon completion of the January 2011 follow-on offering of 13,225,000 shares of common stock and the completion of the sale of five collegiate housing communities (see note 18 of the accompanying consolidated financial statements) the $3,700 outstanding on the Second Amended Revolver was repaid and the letters of credit outstanding were reduced by $3,000. Taking into account these transactions, if the The GrandMarc at the Corner community was posted as collateral against the Second

Amended Revolver, we estimate that the borrowing base availability would be approximately $88,700.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Second Amended Revolver. Additionally, the Second Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties. The Second Amended Revolver matures on November 20, 2012, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. The interest rate per annum applicable to the Second Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the greater of 2.0% or the London InterBank Offered Rate, or LIBOR, plus an applicable margin based upon our leverage.

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2010, the Trust was in compliance with all covenants discussed above.

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

At December 31, 2010, the Trust had outstanding mortgage and construction indebtedness of $367,231 (excluding unamortized debt premium of $400). $115,717 pertains to outstanding mortgage debt that is secured by the underlying collegiate housing communities or leasehold interests bearing interest at fixed rates ranging from 4.92% to 6.97%. The remaining $227,823 of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility, or the Master Secured Credit Facility, that the Trust entered into on December 31, 2008 and expanded on December 2, 2009. $35,543 of the outstanding amount under the Master Secured Credit Facility bears interest at variable rates based on the 30-day LIBOR plus an applicable margin. This variable rate debt had a weighted average interest rate of 3.64% as of December 31,

2010. The remaining outstanding balance of $192,280 bears interest at a weighted average fixed rate of 5.88% (see Note 10, Debt, to the accompanying consolidated financial statements). The remaining $23,691 of debt relates to construction debt that is discussed below.

At December 31, 2010, we had borrowed $10,613 and $4,252 on construction loans related to the development of a wholly owned collegiate housing community near Southern Illinois University (Carbondale) (see Note 4 in the accompanying consolidated financial statements). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At December 31, 2010, the Trust had $8,826 outstanding on a construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 4 to the accompanying consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the year ended December 31, 2010, we generated $32,269 of cash from operations, received proceeds of $2,148 related to notes receivable, received proceeds of $12,599 from equity offerings, disposed of five properties for net proceeds of $25,682, and borrowed $31,700 under the Second Amended Revolver. When combined with $31,169 of existing cash, we were able to invest $17,978 of capital into existing communities, acquire a new property for $45,500, repay $28,000 under the Second Amended Revolver, retire $4,138 of mortgage debt related to the dispositions, repay $5,217 in construction debt, invest $1,146 in assets under development, distribute $12,295 to our stockholders and unitholders, fund $9,872 of the second mortgage to East Baltimore Development, Inc. for the Johns Hopkins project and end the year with $6,958 of cash.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.20 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for the acquisition and development of new communities. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling capital by way of potential asset sales, and raising additional equity capital. We believe that these sources of capital will be sufficient to provide for our short-term capital needs.

Distributions for the year ended December 31, 2010 totaled $12,295 or $0.21 per weighted average share/unit, compared to cash provided by operations of $32,269 or $0.55 per weighted average share/unit. The Trust’s Board of Directors lowered the annual dividend target from $0.82 in 2008 to $0.41 per share/unit beginning in 2009. Subsequently, and in conjunction with the Trust’s follow-on common stock offering in July of 2009, the Board of Directors lowered the annual dividend rate to $0.20 per share/unit effective with the November 16, 2009 dividend.

Based on our closing share price of $7.77 on December 31, 2010, our total enterprise value was $829,573. With net debt (total debt less cash) of $363,973 at December 31, 2010, our debt to enterprise value was 43.9% compared to 57.2% at December 31, 2009. With gross assets of $893,038, which excludes accumulated depreciation of $156,358, our debt to gross assets was 41.5% at December 31, 2010 as compared to 42.9% at December 31, 2009.

As discussed in Note 2 to the consolidated financial statements, the Trust implemented an at-the-market equity distribution program during the second quarter of 2010. The Trust may sell shares of its common stock having an aggregate offering amount of up to $50,000. As of December 31, 2010, the Trust had sold 1,792 shares of common stock under the equity distribution program for net proceeds of $12,527. In January 2011, the Trust completed a follow-on offering of 13,225 shares of its common stock, including 1,725 shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $91,700 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses.

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic properties. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital which would most likely be used to pay down debt and possibly finance acquisition and/or development growth or other operational needs.

On November 19, 2010, the Trust sold the Reserve at Clemson collegiate housing community for a sales price of $14,350 resulting in net proceeds of approximately $1,157 after the repayment of $12,000 in mortgage debt and other closing costs (see Note 10 to the consolidated financial statements). In October of 2010, the Trust entered into two separate sales agreements to sell nine communities, including eight of the former Place communities, for a total of $84,800. The first agreement closed on December 8, 2010. The second agreement closed on January 19, 2011 (see Note 18 to the consolidated financial statements).

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop properties for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or our Second Amended Revolver. We intend to finance community acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

In October 2010, the Trust completed the purchase of The GrandMarc at the Corner, a 641-bed student community at the University of Virginia (UVA) in Charlottesville, Virginia. The purchase price was $45,739 with related acquisition costs of $1,467. The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27,000.

Our existing universal shelf registration statement permits us to issue up to $250,000 in securities, including equity or debt securities, from time to time in one or more transactions depending on market conditions and terms. At December 31, 2010, $200,000 of securities registered remained available for issuance.

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

In 2007, we began developing projects for the Trust’s ownership and plan to increase self-development activity going forward. In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus. This will be the Trust’s third wholly-owned development and second project under the ONE PlanSM. In September of 2010, the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut, which are scheduled to be completed in 2012 and 2013, respectively. As opposed to our third-party development services, all risk, exposure and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Second Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Second Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of December 31, 2010, we were in compliance with all covenants related to our Second Amended Revolver.

Capital expenditures

The historical recurring capital expenditures, excluding discontinued operations, at our wholly-owned communities are set forth as follows:

	As of and for the Years Ended December 31,
	2010	2009	2008
Total units	6,568	6,352	6,281
Total beds	21,071	20,400	19,878
Total recurring capital expenditures	$4,406	$4,055	$2,845
Average per unit	$670.83	$638.38	$452.95
Average per bed	$209.09	$198.79	$143.14

Recurring capital expenditures exclude capital spending on renovations, community repositioning or other major periodic projects. Capital expenditures associated with newly developed communities are typically capitalized as part of their development costs. As a result, such communities typically require little to no recurring capital expenditures until their second year of operation or later.

Additionally, we are required by certain of our lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged communities. These contributions are typically less than but could exceed the amount of capital expenditures actually incurred during any given year at such communities.

Commitments

The following table summarizes our contractual obligations as of December 31, 2010:

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations(1)	$16,979	$100,052	$96,939	$156,961	$370,931
Contractual Interest Obligations(2)	20,046	32,224	20,263	15,261	87,794
Operating Lease and Future Purchase Obligations(3)	11,508	16,970	12,279	458,646	499,403
Capital Reserve Obligations(4)	1,782	3,391	2,228	1,995	9,396
Total	$50,315	$152,637	$131,709	$632,863	$967,524
(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $400 of unamortized debt premium.
(2)	Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2010. The Trust has $62,934 of variable rate debt as of December 31, 2010.
(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases) and future purchase obligations for advertising.
(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness

As of December 31, 2010, ten of our communities were unencumbered by mortgage debt. Five of these ten communities have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

At December 31, 2010, we had outstanding mortgage and construction indebtedness of $367,631(net of unamortized debt premium of $400). The scheduled future maturities of this indebtedness at December 31, 2010 were as follows:

Year
2011	$13,279
2012	70,976
2013	29,076
2014	87,001
2015	9,938
Thereafter	156,961
Total	367,231
Debt premium	400
Outstanding as of December 31, 2010, net of debt premium	$367,631

At December 31, 2010, the outstanding mortgage and construction debt had a weighted average interest rate of 5.43% and carried an average term to maturity of 4.37 years.

The Trust had $3,700 outstanding under the Second Amended Revolver at December 31, 2010. The Second Amended Revolver has a term of three years and matures on November 20, 2012, and provides that the Operating Partnership may extend the maturity date one year subject to certain conditions. The Second Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Second Amended Revolver is, at the

Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. At December 31, 2010, the interest rate applicable to the Second Amended Revolver was 5.75%.

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

On January 11, 2011, we announced our fourth quarter distribution of $0.05 per share of common stock for the quarter ended on December 31, 2010. The distribution is payable on February 15, 2011 to stockholders of record at the close of business on January 31, 2011.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at December 31, 2010 and is secured by the Second Amended Revolver.

In October of 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities. The first agreement closed in December of 2010 and consisted of four communities. The second agreement closed in January 2011 and consisted of five communities. Pursuant to the second agreement the Trust obtained a $3,000 letter of credit in favor of the purchaser to ensure the closing of the sale. At December 31, 2010, this letter of credit remained outstanding. This letter of credit was released in January of 2011 after the closing of the sale.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University Village-Greensboro LLC and received a 25% ownership stake in the joint venture with College Park Apartments. Construction was completed and the collegiate housing community was occupied in August 2007. In June of 2010, the construction loan was refinanced and the Operating Partnership no longer guarantees the debt.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $46,932 held by two unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreements, the joint venture partners agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the consolidated financial statements), the Trust has committed to provide a guarantee of repayment of a $42,000 third-party construction loan for a $3,000 fee. The outstanding balance of the construction loan at December 31, 2010 was $873. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2,500 reserve to fund any operating or debt service shortfalls, that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

Funds From Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008
Net loss attributable to Education Realty Trust, Inc.	$(42,058)	$(7,255)	$(7,947)
Gain on sale of collegiate housing property	(611)	—	—
Loss on sale of collegiate housing assets	—	—	512
Collegiate housing property depreciation and amortization of lease intangibles	25,829	23,499	23,659
Equity portion of real estate depreciation and amortization on equity investees	479	512	496
Depreciation and amortization of discontinued operations	4,111	5,023	5,160
Equity portion of loss on sale of collegiate housing property on equity investee	137	—	—
Noncontrolling interests	(233)	164	(128)
Funds from operations available to all stock and unitholders(1)	$(12,346)	$21,943	$21,752
(1)	FFO available to all stock and unitholders at December 31, 2010 contained a loss on extinguishment of debt of $1,426, acquisition costs of $1,467, a loss on impairment of collegiate housing assets of $33,610, the straight-line effect of two long-term ground leases of $984 and reorganization costs of $447 compared to a gain on extinguishment of debt of $830 and a loss on impairment of collegiate housing assets of $3,173 in 2009.

Inflation

Our collegiate housing leases typically do not have terms that extend beyond twelve months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment, increased competition from new collegiate housing in our primary markets or a reduction in student enrollment at our principal universities.

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

In June 2009, the FASB issued guidance to establish only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification, or the Codification, is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued new authoritative guidance on the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued new authoritative guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption is not expected to have a material impact on the consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2010, we had fixed rate debt of $307,997. Holding other variables constant a 100 basis point increase in interest rates would cause an $11,995 decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $12,770 increase in the fair value of our fixed rate debt. At December 31, 2010, 83.9% of the outstanding principal amounts of our mortgage notes payable on the communities we own have fixed interest rates with a weighted average rate of 5.93% and an average term to maturity of 4.77 years.

At December 31, 2010, we had borrowed $23,691 on construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to LIBOR plus an applicable margin with $8,826 and $14,865 maturing in 2011 and 2012, respectively. We have the option to extend the loan maturing in 2011 to 2013 if certain debt service coverage ratio requirements are maintained.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2011

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2010	2009
	(Amounts in thousands, except share and per share data)
Assets:
Collegiate housing properties, net	$652,603	$749,884
Collegiate housing properties – held for sale	45,044	—
Assets under development	1,146	—
Corporate office furniture, net	855	1,118
Cash and cash equivalents	6,958	31,169
Restricted cash	4,791	4,579
Student contracts receivable, net	309	386
Receivable from affiliate	—	18
Receivable from managed third parties	527	277
Goodwill and other intangibles, net	3,284	3,073
Other assets	21,163	14,109
Total assets	$736,680	$804,613
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$367,631	$406,365
Revolving line of credit	3,700	—
Accounts payable	984	235
Accrued expenses	17,340	11,423
Deferred revenue	12,243	10,346
Total liabilities	401,898	428,369
Commitments and contingencies (see Note 16)	—	—
Redeemable noncontrolling interests	10,039	11,079
Equity:
Education Realty Trust, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 58,657,056 and 56,705,605 shares issued and outstanding as of December 31, 2010 and 2009, respectively	587	567
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	414,850	410,455
Accumulated deficit	(90,694)	(48,636)
Total Education Realty Trust, Inc. stockholders’ equity	324,743	362,386
Noncontrolling interests	—	2,779
Total equity	324,743	365,165
Total liabilities and equity	$736,680	$804,613

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2010	2009	2008
	(Amounts in thousands, except share and per share data)
Revenues:
Collegiate housing leasing revenue	$99,198	$96,822	$94,704
Other leasing revenue	191	—	3,124
Third-party development services	2,483	8,178	8,303
Third-party management services	3,189	3,221	3,672
Operating expense reimbursements	14,519	9,722	10,796
Total revenues	119,580	117,943	120,599
Operating expenses:
Collegiate housing leasing operations	48,430	47,889	48,314
General and administrative	17,401	15,752	16,348
Depreciation and amortization	26,269	24,091	24,257
Ground lease expense	1,528	207	105
Loss on impairment of collegiate housing properties	7,425	1,726	1,633
Loss on impairment of goodwill	—	—	388
Reimbursable operating expenses	13,603	9,722	10,796
Total operating expenses	114,656	99,387	101,841
Operating income	4,924	18,556	18,758
Nonoperating expenses:
Interest expense	19,787	21,077	21,398
Amortization of deferred financing costs	1,192	939	815
Loss (gain) on extinguishment of debt	—	(830)	4,360
Interest income	(414)	(469)	(367)
Total nonoperating expenses	20,565	20,717	26,206
Loss before equity in losses of unconsolidated entities, income taxes and discontinued operations	(15,641)	(2,161)	(7,448)
Equity in losses of unconsolidated entities	(260)	(1,410)	(196)
Loss before income taxes and discontinued operations	(15,901)	(3,571)	(7,644)
Income tax expense	442	1,905	1,102
Loss from continuing operations	(16,343)	(5,476)	(8,746)
Discontinued operations:
Income (loss) from operations of discontinued operations	(26,559)	(1,615)	671
Gain on sale of collegiate housing property	611	—	—
Income (loss) from discontinued operations	(25,948)	(1,615)	671
Net loss	(42,291)	(7,091)	(8,075)
Less: Net income (loss) attributable to the noncontrolling interests	(233)	164	(128)
Net loss attributable to Education Realty Trust, Inc.	$(42,058)	$(7,255)	$(7,947)
Earnings per share information:
Net loss attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.28)	$(0.14)	$(0.31)
Discontinued operations	(0.45)	(0.04)	0.03
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.73)	$(0.18)	$(0.28)
Weighted average common shares outstanding – basic and diluted	57,535,698	40,495,558	28,512,777
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(16,502)	$(5,689)	$(8,592)
Income (loss) from discontinued operations, net of tax	(25,556)	(1,566)	645
Net loss	$(42,058)	$(7,255)	$(7,947)
Distributions per common share	$0.20	$0.36	$0.82

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2007	28,431,855	$284	$330,969	$(33,434)	$3,242	$301,061
Common stock issued to officers and directors	8,000	—	101	—	—	101
Amortization of restricted stock	36,000	1	604	—	—	605
Cash dividends	—	—	(23,379)	—	(259)	(23,638)
PIU Repurchase	—	—	61	—	(61)	—
PIUs Issued	—	—	—	—	49	49
Net loss	—	—	—	(7,947)	(53)	(8,000)
Balance, December 31, 2008	28,475,855	285	308,356	(41,381)	2,918	270,178
Common stock issued:
Proceeds from issuances, net of offering costs	28,175,000	282	115,851	—	—	116,133
To officers and directors	8,000	—	34	—	—	34
Amortization of restricted stock	36,750	—	617	—	—	617
Cash dividends	—	—	(14,491)	—	(100)	(14,591)
PIU Repurchase	—	—	39	—	(39)	—
PIUs Issued	—	—	—	—	13	13
OP Unit Conversion	10,000	—	49	—	—	49
Net loss	—	—	—	(7,255)	(13)	(7,268)
Balance, December 31, 2009	56,705,605	567	410,455	(48,636)	2,779	365,165
Common stock issued:
Proceeds from issuances, net of offering costs	1,802,931	19	12,435	—	—	12,454
To officers and directors	34,000	—	336	—	—	336
To retire PIUs	50,826	1	196			197
Amortization of restricted stock	63,694	—	619	—	—	619
Cash dividends	—	—	(11,477)	—	(22)	(11,499)
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Net income (loss)	—	—	—	(42,058)	10	(42,048)
Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2010	2009	2008
	(Amounts in thousands)
Operating activities:
Net loss	$(42,291)	$(7,091)	$(8,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,269	24,091	24,257
Depreciation included in discontinued operations	4,111	5,023	5,160
Deferred tax expense (benefit)	(841)	228	59
Loss on disposal of assets	32	28	532
Gain on sale of collegiate housing property	(611)	—	—
Noncash rent expense related to the straight line adjustment for long-term ground leases	984	—	—
Gain on redemption of noncontrolling interest	—	(60)	—
Loss on impairment of collegiate housing properties	7,425	1,726	1,633
Loss on impairment of collegiate housing properties included in discontinued operations	26,185	—	—
Loss on impairment of goodwill	—	—	388
Loss (gain) on extinguishment of debt	—	(830)	4,360
Loss on extinguishment of debt included in discontinued operations	1,426	—	—
Amortization of deferred financing costs	1,192	939	815
Amortization of deferred financing costs included in discontinued operations	84	108	177
Loss (gain) on interest rate cap	235	(204)	38
Amortization of unamortized debt premiums/discounts	(398)	(406)	(470)
Distributions of earnings from unconsolidated entities	388	393	277
Noncash compensation expense related to stock-based incentive awards	783	677	761
Equity in losses of unconsolidated entities	260	1,410	196
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(20)	112	(204)
Management fees receivable	(250)	124	205
Other assets	(1,606)	5,461	(5,678)
Accounts payable and accrued expenses	6,286	1,063	(446)
Accounts receivable (payable) affiliate	18	7	(67)
Deferred revenue	2,608	436	2,093
Net cash provided by operating activities	32,269	33,235	26,011
Investing activities:
Property acquisitions, net of cash acquired	(45,500)	—	—
Purchase of corporate furniture and fixtures	(173)	(209)	(317)
Restricted cash	(212)	1,016	2,593
Insurance proceeds received from property damage	—	234	613
Investment in collegiate housing properties	(17,978)	(11,298)	(13,986)
Proceeds from sale of assets	—	—	2,578
Net proceeds from sale of collegiate housing properties	25,682	210	—
Payments on notes receivable	2,148	—	—
Loan to participating development	(9,872)	—	—
Investment in assets under development	(1,146)	(31,098)	(22,576)
Distributions from unconsolidated entities	777	—	—
Investments in unconsolidated entities	(40)	(493)	(561)
Net cash used in investing activities	(46,314)	(41,638)	(31,656)

See accompanying notes to the consolidated financial statements.

	2010	2009	2008
	(Amounts in thousands)
Financing activities:
Payment of mortgage and construction notes	(13,222)	(101,631)	(212,038)
Borrowings under mortgage and construction loans	—	66,143	233,827
Debt issuance costs	6	(2,676)	(2,363)
Debt extinguishment costs	(629)	830	(4,295)
Interest rate cap issuance cost	—	—	(120)
Borrowings on line of credit	31,700	28,000	68,600
Repayments of line of credit	(28,000)	(60,900)	(47,200)
Proceeds from issuance of common stock	12,599	122,561	—
Payment of offering costs	(158)	(6,428)	—
Redemption of noncontrolling interests	(167)	—	—
Dividends and distributions paid to common and restricted stockholders	(11,477)	(14,491)	(23,379)
Dividends and distributions paid to noncontrolling interests	(818)	(839)	(2,418)
Net cash provided by (used in) financing activities	(10,166)	30,569	10,614
Net increase (decrease) in cash and cash equivalents	(24,211)	22,166	4,969
Cash and cash equivalents, beginning of period	31,169	9,003	4,034
Cash and cash equivalents, end of period	$6,958	$31,169	$9,003
Supplemental disclosure of cash flow information:
Interest paid	$19,764	$25,269	$26,828
Income taxes paid	$1,456	$1,658	$755
Supplemental disclosure of noncash activities:
Redemption of noncontrolling interests from unit holder	$—	$109	$893
Note receivable received in connection with sale of collegiate housing property	—	2,300	—

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

The Trust operates primarily through a majority-owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership owns, directly or indirectly, interests in collegiate housing communities located near major universities in the United States.

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	Allen & O’Hara Education Services, Inc. (“AOES”), a Delaware corporation performing collegiate housing management activities.
•	Allen & O’Hara Development Company, LLC (“AODC”), a Delaware limited liability company providing development consulting services for third party collegiate housing properties.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of collegiate housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with collegiate property acquisitions, the determination of fair value for impairment assessments, and in the recording of the allowance for doubtful accounts. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the consolidated statements of operations, food service revenue had previously been presented separately from collegiate housing leasing revenue and ground leases had previously been included in collegiate housing leasing operations expenses. The reclassification of food service revenue to collegiate housing leasing revenue and ground leases to separate presentation in the statements of operations was not material to our consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (FDIC) insures. As of December 31, 2010, the Trust had $5,546 of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Collegiate housing properties

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

Acquired collegiate housing properties’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. On January 1, 2009, the Trust adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), which prospectively changed the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also enhanced the disclosures to enable the evaluation of the nature and financial effects of the business combination and requires that pre-acquisition costs be expensed as incurred. Pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a property, were accounted for as part of the purchase price prior to the adoption of the guidance issued by the FASB.

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

When a collegiate housing property has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing property has met the held for sale criteria. Operations of collegiate housing properties that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the year ended December 31, 2010, ten properties were classified as part of discontinued operations in the accompanying consolidated statements of operations for all periods presented. Five of these properties were sold in the fourth quarter of 2010 (see Note 5). Accordingly, as of December 31, 2010, five of these properties were classified as held for sale in the accompanying consolidated balance sheet.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. There were no deferred financing costs incurred during the year ended December 31, 2010. The costs incurred during the years ended December 31, 2009 and 2008 were $2,676 and $2,363, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method.

Amortization expense totaled $1,192, $939 and $815 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31 2010 and 2009, accumulated amortization totaled $5,597 and $4,462, respectively. Deferred financing costs, net of accumulated amortization, are included in other assets in the accompanying consolidated balance sheets (see Note 7).

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying consolidated statement of changes in equity.

On June 2, 2010, the Trust entered into two equity distribution agreements. Pursuant to the terms and conditions of the agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50,000. Sales of the common stock will depend upon market conditions and other factors to be determined by the Trust and may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust has no obligation to sell any of the common stock, and may at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2010, the Trust had sold 1,791,600 shares of common stock under the equity distribution program for net proceeds of approximately $12,384.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the board of directors, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. Total compensation expense relating to the ESPP was $13 for the year ended December 31, 2010.

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

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2010 and 2009, the Trust had net unamortized debt premiums of $400 and $797, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of December 31, 2010, 2009 and 2008. As of December 31, 2010, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2010, open tax years include tax years for 2007, 2008 and 2009. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. At December 31, 2010, 2009 and 2008 the Trust had no interest or penalties recorded related to unrecognized tax benefits.

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

In connection with the adoption, the Trust also considered the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying consolidated statement of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31:

	2010	2009
Beginning balance – redeemable noncontrolling interests	$11,079	$11,751
Conversion of operating partnership units to common stock	—	(109)
Net income (loss) attributable to redeemable noncontrolling interests	(244)	177
Distributions attributable to redeemable noncontrolling interests	(796)	(740)
Ending balance – redeemable noncontrolling interests	$10,039	$11,079

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

At December 31, 2010, 2009 and 2008, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2010	2009	2008
Operating Partnership units	903,738	903,738	913,738
University Towers Operating Partnership units	207,257	207,257	207,257
Profits Interest Units	—	275,000	275,000
Total potentially dilutive securities	1,110,995	1,385,995	1,395,995

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The carrying value of goodwill was $3,070 at December 31, 2010 and 2009. During the fourth quarter of 2008, the Trust performed an impairment test that indicated the carrying value of the goodwill recorded on the collegiate housing leasing segment was not recoverable. The Trust utilized the discounted cash flow present value technique to determine the fair value of the reporting unit resulting in an impairment of $388. No additional impairment has been recorded through December 31, 2010. As of

December 31, 2010 and 2009, there is no goodwill recorded on the collegiate housing leasing segment, $2,149 of goodwill recorded on the management services segment and $921 of goodwill recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $214 and $3 at December 31, 2010 and 2009, respectively.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures, limited liability companies and limited partnerships using the equity method whereby the cost of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures, limited liability companies and limited partnerships are allocated based on each owner’s respective ownership interests. These investments are classified as other assets in the accompanying consolidated balance sheets (see Note 8). As of December 31, 2010 and 2009, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

Revenue recognition

The Trust recognizes revenue related to leasing activities at the collegiate housing properties owned by the Trust, management fees related to managing third-party collegiate housing properties, development consulting fees related to the general oversight of third-party collegiate housing development and operating expense reimbursements for payroll and related expenses incurred for third-party collegiate housing properties managed by the Trust.

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. This revenue is reflected in collegiate housing leasing revenue in the accompanying consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance, beginning of period	$207	$141	$173
Provision for uncollectible accounts	1,567	1,836	1,327
Deductions	(1,645)	(1,770)	(1,359)
Balance, end of period	$129	$207	$141

Other leasing revenue — On August 1, 2010, the Trust leased the student housing community known as Collegiate Village located in Macon, Georgia to Macon State College (“MSC”) for monthly rent of $30 for a period of one year. MSC will operate and manage the property while the lease is in place. MSC has the option to renew the lease for one additional year or has the option to purchase the property for $7,500 plus the cost of capital improvements made at the request of MSC. The purchase option can be exercised at any time between February 28, 2011 and July 31, 2011. During the year ended December 31, 2010, the Trust recognized $191 in other leasing revenue related to the lease.

Other leasing revenue also relates to our leasing of the 13 properties (“Place Portfolio”) we acquired from Place Properties, Inc. (“Place”) in January 2006. Simultaneous with the acquisition of the Place Portfolio, the Trust leased the assets to Place and received base monthly rent of $1,145 and had the right to receive “Additional Rent” annually if the properties exceeded certain criteria defined in the lease agreement. Base rent was recognized on a straight-line basis over the lease term and Additional Rent was recognized only upon satisfaction of the defined criteria. The lease was terminated on February 1, 2008. In connection with the termination of the lease, Place paid the Operating Partnership a lease termination fee of $6,000.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and we typically receive a portion of the fees up front. These fees, including the upfront fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2010, 2009 and 2008, there were no contingent fees and $3,337 and $1,944, respectively, recognized related to cost savings agreements on development projects.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60,700, 20-story, 572-bed graduate student housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust will develop and manage the building which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18,000 second mortgage, (c) receive a $3,000 fee for providing a repayment guarantee of the construction first mortgage, and (d) receive a 10-year management contract. At December 31, 2010, the note receivable for the second mortgage had a balance of $9,872 and is recorded in other assets in the accompanying consolidated balance sheet (see Note 7). Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid.

Third-party management services revenue —  The Trust enters into management contracts to manage third-party collegiate housing facilities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.

Operating expense reimbursements —  The Trust pays certain payroll and related costs to operate third-party collegiate housing properties that are managed by the Trust. Under the terms of the related management agreements, the third-party property owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue.

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

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $2,473, $2,441and $2,195 for the years ended December 31, 2010, 2009 and 2008, respectively.

Segment information

The Trust discloses certain operating and financial data with respect to separate business activities within its enterprise. The Trust has identified three reportable business segments: collegiate housing leasing, collegiate housing development consulting services and collegiate housing management services.

Stock-based compensation

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective upon the closing of the Offering. The Plan is described more fully in Note 9. The Trust recognizes compensation costs related to share-based payments in the consolidated financial statements in accordance with authoritative guidance.

Fair value of financial instruments

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust does not hold or issue financial instruments for trading purposes. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust has estimated the fair value of the mortgage notes payable utilizing present value techniques. At December 31, 2010, the carrying amount and estimated fair value of the fixed rate mortgage notes payable was $307,997and $312,811, respectively. At December 31, 2009, the carrying amount and estimated fair value of the mortgage notes payable was $327,368 and $333,344, respectively. At December 31, 2010, the Trust had $3,700 outstanding on the revolving credit facility, which bears interest at variable rates and therefore cost approximates market value. No amounts were outstanding on the revolving credit facility as of December 31, 2009. Additionally, the Trust holds various variable rate construction and mortgage debt with a carrying value of $59,234 and $78,200 on December 31, 2010 and 2009, respectively, which also approximates market value.

Recent accounting pronouncements

In December 2010, the FASB issued new authoritative guidance on the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued new authoritative guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption is not expected to have a material impact on the consolidated financial statements.

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

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at December 31, 2010 and 2009, respectively, are as follows:

	2010	2009
Deferred tax assets:
Deferred revenue	$958	$35
Depreciation and amortization	95	113
Accrued expenses	132	166
Straight line rent	50	81
Total deferred tax assets	1,235	395
Deferred tax liabilities:
Amortization of management contracts intangible	—	(1)
Net deferred tax assets	$1,235	$394

Significant components of the income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008, respectively, are as follows:

	2010	2009	2008
Deferred:
Federal	$(719)	$197	$26
State	(122)	31	33
Deferred expense (benefit)	(841)	228	59
Current:
Federal	1,028	1,333	802
State	255	344	241
Current expense	1,283	1,677	1,043
Total provision	$442	$1,905	$1,102

TRS earnings subject to tax consisted of $1,051, $3,601 and $2,596 for the years ended December 31, 2010, 2009 and 2008, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows:

	2010	2009	2008
Tax provision at U.S. statutory rates on TRS income subject to tax	$357	$1,224	$883
State income tax, net of federal benefit	48	252	156
Other	37	429	63
Tax provision	$442	$1,905	$1,102

4. Acquisition and development of real estate investments

On October 22, 2010, the Trust completed the purchase of The GrandMarc at the Corner, a 641-bed student community at the University of Virginia (UVA) in Charlottesville, Virginia. The purchase price was $45,739 with related acquisition costs of $1,467 that are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2010. The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27,000. In conjunction with the acquisition the Trust entered into a 99-year ground lease which requires an increase in annual rent expense based on the higher of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the year-ended December 31, 2010, the Trust recognized $874 in the accompanying consolidated statement of operations related to the ground lease. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation of GrandMarc at the Corner
Collegiate housing properties	$45,194
Other assets	545
Current liabilities	(267)
Total net assets acquired	$45,472

The amounts of The GrandMarc at the Corner’s revenue and net loss included in the Trust’s consolidated statement of operations for the year ended December 31, 2010, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2009, are as follows:

	Revenue	Net loss
Actual from 10/22/10 – 12/31/10	$1,018	$(456)
2010 supplemental pro forma for 1/1/10 – 12/31/10(1)	$124,973	$(42,867)
2009 supplemental pro forma for 1/1/09 – 12/31/09(1)	$123,122	$(11,178)
(1)	2010 supplemental pro forma earnings were adjusted to exclude $1,389 of acquisition-related costs incurred in 2010. 2009 supplemental pro forma earnings were adjusted to include these charges.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. This will be the Trust’s third wholly owned development and second project under the ONE Plan. As of December 31, 2010, the Trust had incurred $848 in costs for the project which is expected to open in July of 2013. During the year ended December 31, 2010, the Trust capitalized interest costs of $11 related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. EDR will develop, own and manage the collegiate housing communities in these first two phases. As of December 31, 2010, the Trust had incurred $298 in project costs and capitalized interest costs of $2 related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opens.

On June 28, 2007, the Trust acquired land in Carbondale, Illinois for $1,099 in order to develop a wholly owned collegiate housing community near Southern Illinois University. After the acquisition, the Trust incurred an additional $20,580 and $11,797 in costs to develop the first and second phases of the development which opened in August of 2008 and 2009, respectively. During the years ended December 31, 2009 and 2008, the Trust capitalized interest costs of $67 and $386, respectively, related to the development.

During 2008, the Trust also began development of a wholly-owned collegiate housing community located on the campus of Syracuse University. The Trust incurred $25,792 in costs to develop the community which opened in August of 2009. In addition, the Trust owns and manages the community under a long-term ground lease from Syracuse University (see Note 13). During the years ended December 31, 2009 and 2008, the Trust capitalized interest costs of $487 and $67 related to the development.

All costs related to completed developments discussed above are classified in collegiate housing properties, net in the accompanying consolidated balance sheets.

5. Disposition of real estate investments and discontinued operations

In October 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities with a net carrying value of $83,500. The first agreement closed on December 8, 2010 and included the following four properties:

The Gables, serving Western Kentucky University in Bowling Green, Kentucky;
Western Place, serving Western Kentucky University in Bowling Green, Kentucky;
Berkeley Place, serving Clemson University in Clemson, South Carolina; and
The Pointe at Southern, serving Georgia Southern University in Statesboro, Georgia.

The gross sales price for the first agreement was $38,673 with net proceeds of approximately $20,548 after repayment of related debt of $17,252 (see Note 10) and other closing costs. The Trust recorded a loss on early extinguishment of debt of $912 related to costs associated with the early repayment of debt and the write off of unamortized deferred financing costs. The resulting gain on disposition of $77 is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2010.

The second agreement closed on January 19, 2011 and included the following five properties (see Note 18):

Troy Place, serving Troy University in Troy, Alabama;
The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama;
The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee;
The Chase at Murray, serving Murray State University in Murray, Kentucky; and
Clemson Place, serving Clemson University in
Clemson, South Carolina.

Accordingly, the results of operations of all nine properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria. The five properties included in the second agreement are classified as assets held for sale in the accompanying consolidated balance sheet for the year ended December 31, 2010.

On November 19, 2010, the Trust sold the Reserve at Clemson (“Clemson”) collegiate housing property for a sales price of $14,350 resulting in net proceeds of approximately $1,157 after the repayment of $12,000 in mortgage debt (see Note 10) and other closing costs. The Trust recorded a loss on early extinguishment of debt of $514 related to costs associated with the early repayment of debt and the write off of unamortized deferred financing costs. The resulting gain on disposition of $534 is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2010. Accordingly, the results of operations of Clemson are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the property when it met the held for sale criteria.

On April 7, 2009, the Trust sold the College Station student housing community for a sales price of $2,550. The Trust received proceeds of $250 and a note receivable of $2,300. The note was interest only and accrued interest at a rate of3% per annum through August 31, 2009. Beginning on September 1, 2009, the note accrued interest at a rate of 6% per annum and was payable in monthly installments through December 31, 2010 (the “maturity date”). Due to the fact no default existed at the maturity date, the note was extended to June 30, 2011. Going forward payments of principal and interest (at a rate of 6% per annum) will be made on a monthly basis. Any unpaid principal and interest will be due in full on June 30, 2011. The resulting net gain on disposition of approximately $374 has been deferred against the note receivable until such debt is paid in full. The accompanying consolidated statements of operations have been adjusted to reflect the results of operations of College Station as discontinued operations for the years ended December 31, 2009 and 2008.

The following table summarizes the loss from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Collegiate housing leasing revenue	$16,741	$16,386	$15,240
Other leasing revenue	—	—	4,021
Collegiate housing leasing operating expenses	(9,101)	(9,362)	(9,428)
Depreciation and amortization	(4,111)	(5,024)	(5,160)
Loss on impairment	(26,186)	—	—
Interest expense	(2,392)	(3,507)	(3,825)
Amortization of deferred financing costs	(84)	(108)	(177)
Loss on extinguishment of debt	(1,426)	—	—
Noncontrolling interests	402	49	(26)
Income/(loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(26,157)	$(1,566)	$645
Gain on sale of collegiate housing property	$611	$—	$—
Noncontrolling interests	(9)	—	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$602	$—	$—

During 2008, the Trust sold the parking garage and land associated with the University Towers residence hall to a unit holder for a loss of $512. The Trust redeemed the unit holder’s units and received cash valued at $2,616. The loss on the sale is included in the collegiate housing leasing operations expense in the accompanying consolidated statement of operations for the year ended December 31, 2008. The Trust simultaneously entered into a 40-year ground lease (see Note 13).

6. Collegiate housing properties

Collegiate housing properties consist of the following at December 31, 2010 and 2009, respectively:

	2010	2009
Land	$54,800	$58,511
Land improvements	51,019	52,133
Construction in progress	3,237	2,467
Buildings	697,119	731,330
Furniture, fixtures and equipment	48,976	46,950
	855,151	891,391
Less accumulated depreciation	(156,358)	(141,507)
Collegiate housing properties, net	$698,793	$749,884

Following is certain information related to investment in collegiate housing properties as of December 31, 2010:

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
University Towers	$25,000	$—	$28,652	$28,652	$2,848	$—	$31,500	$31,500	$7,638	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	839	1,740	18,824	20,564	3,929	01/31/05
Players Club	—	727	7,498	8,225	1,018	727	8,516	9,243	1,909	01/31/05
NorthPointe	18,800	2,498	27,323	29,821	1,463	2,498	28,786	31,284	6,388	01/31/05
The Pointe at South Florida(1)	8,467	3,508	30,510	34,018	4,116	3,508	34,626	38,134	7,803	01/31/05
The Reserve on Perkins	15,140	913	15,795	16,708	1,833	913	17,628	18,541	4,116	01/31/05
The Commons at Knoxville(1)	21,282	4,630	18,386	23,016	1,625	4,630	20,011	24,641	4,678	01/31/05
The Reserve at Tallahassee	—	2,743	21,176	23,919	2,786	2,743	23,962	26,705	5,372	01/31/05
The Pointe at Western(3)	3,804	1,096	30,647	31,743	2,759	1,096	33,406	34,502	7,338	01/31/05
College Station at W. Lafayette(2)	19,123	1,887	19,528	21,415	1,872	1,887	21,400	23,287	5,179	01/31/05
The Commons on Kinnear(3)	10,142	1,327	20,803	22,130	1,285	1,327	22,088	23,415	4,617	01/31/05
The Pointe at Penn State(2)	28,039	2,151	35,094	37,245	2,195	2,151	37,289	39,440	8,136	01/31/05
The Reserve at Star Pass(2)	23,316	1,585	30,810	32,395	1,667	1,585	32,477	34,062	7,246	01/31/05
The Reserve at Columbia(1)	14,664	1,071	26,134	27,205	1,373	1,071	27,507	28,578	5,691	01/31/05
The Reserve on Frankford	6,849	1,181	26,758	27,939	1,831	1,181	28,589	29,770	6,765	01/31/05
The Lofts	27,000	2,801	34,117	36,918	1,141	2,801	35,258	38,059	7,070	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	2,581	1,896	17,501	19,397	4,049	01/31/05
Campus Creek	—	2,251	21,604	23,855	1,717	2,251	23,321	25,572	5,349	02/22/05
Pointe West	10,250	2,318	10,924	13,242	890	2,318	11,814	14,132	2,939	03/17/05
Campus Lodge	34,668	2,746	44,415	47,161	1,293	2,746	45,708	48,454	9,103	06/07/05
College Grove(1)	14,489	1,334	19,270	20,604	2,789	1,334	22,059	23,393	5,634	04/27/05
The Reserve on South College(3)	8,622	1,744	10,784	12,528	2,210	1,744	12,994	14,738	3,331	07/06/05
The Avenue at Southern(3)	6,126	2,028	10,675	12,703	2,753	2,028	13,428	15,456	2,902	06/15/06
The Reserve at Saluki Pointe(6)	14,865	1,099	32,377	33,476	675	1,099	33,052	34,151	2,327	08/01/08	(6)
University Apartments on Colvin	8,826	—	25,792	25,792	(107)	—	25,685	25,685	1,285	08/01/09
University of Texas – Austin	—	—	849	849	—	—	849	849	—	08/01/10
Storrs Center	—	—	298	298	—	—	298	298	—	09/27/10
Troy Place(7)	9,550	523	12,404	12,927	963	523	13,367	13,890	2,368	01/01/06
The Reserve at Jacksonville	—	628	14,532	15,160	(5,260)	628	9,272	9,900	2,689	01/01/06
Macon Place	—	340	9,856	10,196	(839)	340	9,017	9,357	1,909	01/01/06
Clayton Station	—	4,291	28,843	33,134	(8,508)	4,291	20,335	24,626	4,840	01/01/06
Carrollton Crossing(8)	4,024	682	12,166	12,848	908	682	13,074	13,756	2,148	01/01/06
River Pointe(9)	11,794	837	17,746	18,583	846	837	18,592	19,429	3,279	01/01/06

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
The Chase at Murray(8)	$3,575	$550	$8,864	$9,414	$33	$550	$8,897	$9,447	$1,926	01/01/06
Cape Trails(9)	11,212	445	11,207	11,652	944	445	12,151	12,596	2,121	01/01/06
Clemson Place(7)	7,604	759	10,317	11,076	(970)	759	9,347	10,106	1,821	01/01/06
GrandMarc at the corner	—	—	45,384	45,384	65	—	45,449	45,449	224	10/25/10
The Reserve at Martin	—	471	11,784	12,255	490	471	12,274	12,745	2,239	01/01/06
Totals	$367,231	$54,800	$766,227	$821,027	$34,124	$54,800	$800,351	$855,151	$156,358
(1)	The Pointe at South Florida, College Grove, The Commons at Knoxville and The Reserve at Columbia are cross collateralized against the $58,902 outstanding loan discussed in Note 10.
(2)	The Pointe at Penn State, The Reserve at Star Pass and College Station at West Lafayette are cross collateralized against the $70,478 outstanding loan discussed in Note 10.
(3)	The Pointe at Western, The Commons on Kinnear, The Reserve on South College and The Avenue at Southern are cross collateralized against the $28,694 outstanding loan discussed in Note 10.
(4)	All properties are garden-style collegiate housing communities except for University Towers which is a traditional residence hall and Storrs Center which will be a mixed-use town center and main street development project located in Storrs, Connecticut.
(5)	Assets have useful lives ranging from 3 to 40 years.
(6)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.
(7)	Troy Place and Clemson Place are cross collateralized against the $17,154 outstanding loan discussed in Note 10.
(8)	Carrollton Crossing and The Chase at Murray are cross collateralized against the $7,599 outstanding loan discussed in Note 10.
(9)	River Pointe and Cape Trails are cross collateralized against the $23,006 outstanding loan discussed in Note 10.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance, beginning of period	$891,391	$847,597	$819,188
Collegiate housing acquisitions or completed developments	45,194	37,670	21,679
Collegiate housing dispositions	(66,639)	(2,652)	—
Impairment loss	(33,610)	(1,726)	(1,633)
Additions	19,124	11,298	13,986
Disposals	(309)	(796)	(5,623)
Balance, end of period	$855,151	$891,391	$847,597

The following table reconciles the accumulated depreciation of the Trust’s investment in collegiate housing properties for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance, beginning of period	$141,507	$114,090	$86,209
Depreciation	29,849	28,522	28,819
Disposals	(278)	(535)	(938)
Collegiate housing dispositions	(14,720)	(570)	—
Balance, end of period	$156,358	$141,507	$114,090

When the Trust determines that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During 2010, management determined that the carrying value of nine different collegiate housing communities may not be recoverable due to a decline in estimated net operating income and/or the potential sale of these assets. The fair value of these properties was estimated and management recorded an impairment loss of $33,610 in the accompanying consolidated statement of operations. During 2009 and 2008, management determined that the carrying value of two different collegiate housing communities (one property in 2009 and the other in 2008) may not be recoverable due to a decline in occupancy and trends at the individual communities. The fair value of the properties was estimated and management recorded an impairment loss in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 of $1,726 and $1,633, respectively.

7. Corporate office furniture and other assets

As of December 31, 2010 and 2009, the Trust had corporate office furniture with a historical cost of $3,282 and $3,109, respectively, and accumulated depreciation of $2,427 and $1,991, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $436, $556 and $544 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other assets consist of the following at December 31, 2010 and 2009:

	2010	2009
Accounts receivable related to pre-development costs	$31	$1,563
Loan to participating property (see Note 2)	9,872	—
Receivable for construction loan guarantee (see Note 2)	3,000	—
Prepaid expenses	520	416
Deferred tax asset	1,235	394
Deferred financing costs	3,407	5,141
Investments in unconsolidated entities	64	1,450
Note receivable (see Note 12)	—	2,021
Note receivable (see Note 5)	2,300	2,300
Other	734	824
Total other assets	$21,163	$14,109

8. Investments in unconsolidated entities

The Trust’s ownership in University Village-Greensboro LLC, WEDR Riverside Investors V, LLC, WEDR Stinson Investors V, LLC, APF EDR, LP, and APF EDR Food Services, LP is accounted for under the equity method. The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships.

Financial Position: As of December 31,	2010	2009
Total assets	$91,067	$134,781
Total liabilities	82,451	113,161
Equity	$8,616	$21,620
Trust’s investment in unconsolidated entities	$64	$1,450

Results of Operations: For the years ended December 31,	2010	2009	2008
Revenues	$13,464	$15,957	$16,415
Net loss	$(2,989)	$(15,145)	$(1,890)
Trust’s equity in losses of unconsolidated entities	$(260)	$(1,410)	$(196)

These entities own collegiate housing communities which are managed by the Trust.

The equity in losses of unconsolidated entities includes a loss of $1,447 for the year ended December 31, 2009 which resulted from impairment in an underlying collegiate housing asset owned by the unconsolidated limited partnership. The $137 loss from the subsequent sale of that asset in 2010 is included in the 2010 equity in losses of unconsolidated entities. After recognizing the equity in losses of the limited partnership, the Trust reviewed its remaining equity method investment for impairment and determined the carrying value of the investment was not impaired.

9. Incentive plans

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based incentive awards and profits interest units to employees, directors and other key persons providing services to the Trust. As of December 31, 2010, the Trust had 595,750 shares of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At December 31, 2010 and 2009 unearned compensation related to restricted stock totaled $868 and $40, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2010, 2009 and 2008, compensation expense of $386, $617 and $604, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of restricted stock.

On January 12, 2010, the Trust issued 50,000 shares of restricted common stock to an executive as an inducement to enter into an employment agreement with the Trust. The restricted stock will lapse ratably over five years as long as the executive remains employed with the Trust. The award was granted outside of the Plan described above pursuant to Section 303A.08 of the New York Stock Exchange Listed Company Manual. Additionally, on April 13, 2010, the Trust issued 30,000 shares of restricted common stock to an executive pursuant to the Plan. The restrictions on the shares will lapse ratably over five years as long as the executive remains employed by the Trust.

On March 11, 2010, the Trust adopted the 2010 Long-Term Incentive Plan (the “LTIP”). The purpose of the LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On April 13, 2010, the Trust issued 136,000 shares of time vested restricted stock and 204,000 performance vested restricted stock units (“RSUs”) to executives and key employees under the LTIP pursuant to the Plan described above. The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust. The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2010 to January 1, 2013 (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. At December 31, 2010, unearned compensation related to RSUs totaled $469 and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the year ended December 31, 2010, compensation expense of $234 was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

Profits interest units, or PIUs, were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership. On June 3, 2010, the Trust redeemed all of the outstanding PIUs for $167 cash and 50,826 shares of the Trust’s common stock with a market value of $314. For purposes of the Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, the Trust did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs are treated as noncontrolling interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total stock-based compensation recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was $783, $677 and $761, respectively.

Additionally during each of the years ended December 31, 2010 and 2009, the Trust issued 4,000 shares of common stock to an executive officer pursuant to the Plan, and during the years ended December 31, 2010 and 2009, the Trust issued 30,000 and 4,000 shares, respectively, to its independent directors pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	PIUs	Stock Awards(1)	Total
Outstanding at December 31, 2007	277,500	200,000	477,500
Granted	10,000	8,000	18,000
Retired	(12,500)	—	(12,500)
Outstanding at December 31, 2008	275,000	208,000	483,000
Granted	5,000	8,000	13,000
Retired	(5,000)	—	(5,000)
Outstanding at December 31, 2009	275,000	216,000	491,000
Granted	—	436,826	436,826
Retired	(275,000)	—	(275,000)
Outstanding at December 31, 2010	—	652,826	652,826
Vested at December 31, 2010	—	362,159	362,159
(1)	Includes restricted stock and RSU awards.

10. Debt

Revolving credit facility

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility dated March 30, 2006 (the “Amended Revolver”). The previous facility had a maximum availability of $100,000 and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95,000.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the Second Amended Revolver and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2010, our borrowing base was $43,832, we had $3,700 outstanding under the Second Amended Revolver and we had letters of credit outstanding of $4,500 (see Note 16); thus, our remaining borrowing base availability was $35,632.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Second Amended Revolver. Additionally, the Second Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties. The Second Amended Revolver matures on November 20, 2012, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions. The interest rate per annum applicable to the Second Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the greater of 2.0% or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2010, the Trust was in compliance with all covenants discussed above.

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

During the year ended December 31, 2009, the Trust used $30,600 of the proceeds received in connection with the follow-on common stock offering that occurred in July 2009 (see Note 2) to repay the outstanding balance of the Amended Revolver.

Mortgage and construction debt

At December 31, 2010, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding at December 31, 2010	Interest Rate	Maturity Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	58,902	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,140	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/ The Reserve at Star Pass	70,478	6.02%	1/1/2016	30 Year
Campus Lodge	34,668	6.97%	5/1/2012	30 Year
Pointe West	10,250	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/ The Reserve on South College/The Avenue at Southern	28,694	3.66%	1/1/2014	30 Year
The Reserve on Frankford	6,849	3.56%	1/1/2014	30 Year
The Reserve at Saluki Pointe – Phase I	10,613	1.36%	6/28/2012	30 Year
The Reserve at Saluki Pointe – Phase II	4,252	2.26%	6/28/2012	30 Year
University Village Apartments on Colvin	8,826	1.36%	9/29/2011	(1)
Troy Place/Clemson Place	17,154	5.45%	1/1/2017	30 Year
Carrollton Crossing/Murray Place	7,599	4.96%	1/1/2015	30 Year
River Pointe/Cape Trails	23,006	5.67%	1/1/2020	30 Year
Total debt /weighted average rate	367,231	5.43%
Unamortized premium	400
Total net of unamortized premium	367,631
Less current portion	(13,279)
Total long-term debt, net of current portion	$354,352
(1)	The construction debt encumbering the University Village Apartments on Colvin is interest only through September 29, 2011, the initial maturity date. The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

The Trust also has a credit facility with Fannie Mae (the “Master Secured Credit Facility”) that was entered into on December 31, 2008. The proceeds of approximately $197,735 were used to prepay approximately $185,557 of mortgage debt that was due to mature in July of 2009. The remaining proceeds were used to pay $4,295 in defeasance costs and other costs related to the early repayment of the debt, $2,052 in deferred financing costs, pay down the Amended Revolver and pay for other corporate working capital needs. The Trust accounted for the transaction as a legal defeasance and recognized a loss of $4,360 on the early extinguishment of debt during 2008. During 2009, the Trust received a refund of defeasance costs resulting in an $830 gain on the extinguishment. As of December 31, 2010, the Trust was in compliance with all financial covenants, including the consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility. On December 31, 2010, the Trust repaid $13,114 of the Master Secured Credit Facility in conjunction with the sale of The Pointe at Southern, Berkeley Place and Western Place collegiate housing communities (see Note 5). As of December 31, 2010 and 2009, $35,543 and $49,292 of the amounts outstanding under the Master Secured Credit Facility bear interest at variable rates based on the 30-day LIBOR plus an applicable margin, respectively. In order to hedge the interest rate risk associated with the variable rate loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $120. The notional amount of the cap is $49,874, the cap will terminate on December 31, 2013 and the cap rate is 7.0% per annum. The Operating Partnership has chosen not to designate the cap as a hedge and will recognize all gain or loss associated with this derivative instrument in earnings. At December 31, 2010 and 2009, the cap had a value of $51 and $286, respectively, and is classified in other assets in the accompanying consolidated balance sheets. Fair value was determined at each balance sheet date using Level 2 inputs as defined by the authoritative guidance that describes the fair value hierarchy.

On November 22, 2010 and December 8, 2010, the Trust repaid $12,000 and $4,138 of mortgage debt, respectively, in connection with the sale of the Reserve at Clemson and the Gables collegiate housing communities (see Note 5).

At December 31, 2010, we had borrowed $10,613 and $4,252 on construction loans related to the development of a wholly owned student apartment community near Southern Illinois University (The Reserve at Saluki Pointe- Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5,013 of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At December 31, 2010, the Trust had $8,826 outstanding on a construction loan related to the development of a wholly-owned collegiate apartment community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

At December 31, 2009, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding at December 31, 2009	Interest Rate	Maturity Date	Amortization
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Reserve at Clemson	12,000	5.55%	3/1/2012	30 Year
The Gables	4,213	5.50%	11/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	59,629	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,328	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/ The Reserve at Star Pass	71,347	6.02%	1/1/2016	30 Year
Campus Lodge	35,276	6.97%	5/1/2012	30 Year
Pointe West	10,448	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/ The Reserve on South College/The Avenue at Southern	42,353	3.64%	1/1/2014	30 Year
The Reserve on Frankford	6,938	3.54%	1/1/2014	30 Year
The Reserve at Saluki Pointe – Phase I	10,759	1.33%	6/28/2010	(1)
The Reserve at Saluki Pointe – Phase II	9,323	2.23%	6/28/2010	(1)
University Village Apartments on Colvin	8,826	1.33%	9/29/2011	(2)
Troy Place/Clemson Place/Western Place	17,359	5.45%	1/1/2017	30 Year
Carrollton Crossing/Murray Place	7,700	4.96%	1/1/2015	30 Year
Berkeley Place/River Pointe/Cape Trails	23,269	5.67%	1/1/2020	30 Year
Total debt /weighted average rate	405,568	5.33%
Unamortized premium	797
Total net of unamortized premium	406,365
Less current portion	(23,957)
Total long-term debt, net of current portion	$382,408
(1)	The construction debt encumbering The Reserve at Saluki Pointe was interest only through June 28, 2010, the initial maturity date. On June 14, 2010, the Trust extended the construction loan until June 28, 2012.
(2)	The construction debt encumbering the University Village Apartments on Colvin is interest only through September 29, 2011, the initial maturity date. The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

On November 6, 2009, the Trust repaid $98,660 of mortgage debt that was due to mature on December 9, 2009 with proceeds of $76,000 from the follow-on common stock offering discussed in Note 2. The remaining $22,660 of debt was repaid using availability under the Amended Revolver. The following debt was repaid on November 6, 2009:

Property	Prepaid on November 6, 2009	Contractual Fixed Interest Rate	Maturity Date	Amortization
Troy Place	$9,440	6.44%	12/9/2009	30 Year
Jacksonville Place	11,120	6.44%	12/9/2009	30 Year
Macon Place	7,440	6.44%	12/9/2009	30 Year
Clayton Station	24,540	6.44%	12/9/2009	30 Year
River Pointe	13,680	6.44%	12/9/2009	30 Year
Murray Place	6,800	6.44%	12/9/2009	30 Year
Cape Trails	8,520	6.44%	12/9/2009	30 Year
Clemson Place	8,160	6.44%	12/9/2009	30 Year
Martin Place	8,960	6.44%	12/9/2009	30 Year
Total	$98,660

On December 2, 2009, the Trust completed a $48,327 expansion of the existing Master Secured Credit Facility and used a portion of the proceeds to repay the Second Amended Revolver. In connection with the expansion the following properties were encumbered (including Western Place, Berkeley Place and Carrollton Crossing that were previously unencumbered):

Property	Outstanding at December 31, 2009	Interest Rate	Maturity Date	Amortization
Troy Place/ Clemson Place/ Western Place	$17,359	fixed 5.45%	1/1/2017	30 Year
River Pointe/ Cape Trails/ Berkeley Place	23,269	fixed 5.67%	1/1/2020	30 Year
Murray Place/ Carrollton Crossing	7,699	fixed 4.96%	1/1/2015	30 Year
Total	$48,327

The following table reconciles the carrying amount of mortgage and construction notes payable as of and for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance, beginning of period	$406,365	$442,259	$420,940
Additions	—	66,143	233,827
Repayments of principal	(38,336)	(101,631)	(212,038)
Amortization of premium	(398)	(406)	(470)
Balance, end of period	$367,631	$406,365	$442,259

Scheduled maturities of all outstanding debt as of December 31, 2010 are as follows:

Year
2011	$13,279
2012	70,976
2013	29,076
2014	87,001
2015	9,938
Thereafter	156,961
Total	367,231
Debt premium	400
Outstanding as of December 31, 2010, net of debt premium	$367,631

11. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development-consulting services, and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, impairment losses, interest expense

(income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level.

The following tables represent the Trust’s segment information for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010					Year Ended December 31, 2009
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$99,198	$—	$—	$—	$99,198	$96,822	$—	$—	$—	$96,822
Other leasing revenue	191	—	—	—	191	—	—	—	—	—
Third-party development consulting services	—	2,788	—	(305)	2,483	—	8,178	—	—	8,178
Third-party management services	—	—	3,189	—	3,189	—	—	3,221	—	3,221
Intersegment revenues	—	—	3,868	(3,868)	—	—	1,129	3,767	(4,896)	—
Operating expense reimbursements	—	916	—	13,603	14,519	—	—	—	9,722	9,722
Total segment revenues	99,389	3,704	7,057	9,430	119,580	96,822	9,307	6,988	4,826	117,943
Segment operating expenses:
Collegiate housing leasing operations	48,430	—	—	—	48,430	47,889	—	—	—	47,889
General and administrative	—	2,885	7,255	(170)	9,970	—	3,261	7,135	(96)	10,300
Intersegment expenses	3,868	—	—	(3,868)	—	3,767	—	—	(3,767)	—
Reimbursable operating expenses	—	—	—	13,603	13,603	—	—	—	9,722	9,722
Total segment operating expenses	52,298	2,885	7,255	9,565	72,003	51,656	3,261	7,135	5,859	67,911
Segment net operating income (loss)(1)	$47,091	$819	$(198)	(135)	$47,577	$45,166	$6,046	$(147)	$(1,033)	$50,032
Total segment assets, as of December 31, 2010 and 2009(2)(3)	$713,940	$2,778	$4,427	$—	$721,145	$766,655	$3,742	$5,535	$—	$775,932
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31:

	2010	2009
Segment net operating income	$47,577	$50,032
Other unallocated general and administrative expenses	(7,431)	(5,452)
Depreciation and amortization	(26,269)	(24,091)
Ground lease expense	(1,528)	(207)
Loss on impairment of collegiate housing properties	(7,425)	(1,726)
Nonoperating expenses	(20,565)	(20,717)
Equity in losses of unconsolidated entities	(260)	(1,410)
Loss before income taxes and discontinued operations	$(15,901)	$(3,571)
(2)	Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$721,145	$775,932
Unallocated corporate amounts:
Cash	748	22,638
Loan to participating property (see Note 2)	9,872	—
Other assets	3,752	4,019
Deferred financing costs, net	1,163	2,024
Total assets, end of period	$736,680	$804,613
(3)	The decrease in segment assets related to collegiate housing leasing is primarily related to the sale of five collegiate housing communities in 2010 (see Note 5).

	Year Ended December 31, 2009					Year Ended December 31, 2008
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$96,822	$—	$—	$—	$96,822	$94,704	$—	$—	$—	$94,704
Other leasing revenue	—	—	—	—	—	3,124	—	—	—	3,124
Third-party development consulting services	—	8,178	—	—	8,178	—	8,303	—	—	8,303
Third-party management services	—	—	3,221	—	3,221	—	—	3,672	—	3,672
Intersegment revenues	—	1,129	3,767	(4,896)	—	—	661	3,707	(4,368)	—
Operating expense reimbursements	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment revenues	96,822	9,307	6,988	4,826	117,943	97,828	8,964	7,379	6,428	120,599
Segment operating expenses:
Collegiate housing leasing operations	47,889	—	—	—	47,889	48,314	—	—	—	48,314
General and administrative	—	3,261	7,135	(96)	10,300	3	4,196	7,234	(337)	11,096
Intersegment expenses	3,767	—	—	(3,767)	—	3,707	—	—	(3,707)	—
Reimbursable operating expenses	—	—	—	9,722	9,722	—	—	—	10,796	10,796
Total segment operating expenses	51,656	3,261	7,135	5,859	67,911	52,024	4,196	7,234	6,752	70,206
Segment net operating income (loss) (1)	$45,166	$6,046	$(147)	$(1,033)	$50,032	$45,804	$4,768	$145	$(324)	$50,393
Total segment assets, as of December 31, 2009 and 2008(2)(3)	$766,655	$3,742	$5,535	$—	$775,932	$760,477	$2,381	$4,567	$—	$767,425
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31:

	2009	2008
Segment net operating income	$50,032	$50,393
Other unallocated general and administrative expenses	(5,452)	(5,252)
Depreciation and amortization	(24,091)	(24,257)
Ground lease expense	(207)	(105)
Loss on impairment of collegiate housing properties	(1,726)	(1,633)
Loss on impairment of goodwill	—	(388)
Nonoperating expenses	(20,717)	(26,206)
Equity in losses of unconsolidated entities	(1,410)	(196)
Loss before income taxes and discontinued operations	$(3,571)	$(7,644)
(2)	Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$775,932	$767,425
Unallocated corporate amounts:
Cash	22,638	3,765
Other assets	4,019	6,242
Deferred financing costs, net	2,024	215
Total assets, end of period	$804,613	$777,647
(3)	The increase in segment assets related to collegiate housing leasing is primarily related to the development of two wholly owned collegiate housing communities in Carbondale, IL and Syracuse, NY (see Note 4) offset by the impairment loss of $1,726 recorded in 2009 (see Note 6). The increase in segment assets related to development consulting services is primarily due to a $610 increase in operating cash related to the timing of the receipt of project fees and a $946 net increase in receivables for reimbursable project costs related to development projects. The increase in segment assets related to management services is primarily due to an increase in operating cash related to distributions from AODC.

12. Related party transactions

In October of 2007, the Operating Partnership entered into a note receivable with University Village-Greensboro, LLC (“the LLC”) in the amount of $845. The note was interest only through December 31, 2007 and accrued interest at 10% per annum. On January 1, 2008, the entire principal balance was converted to a term loan maturing on January 1, 2028 with principal and interest of 10% per annum being repaid on a monthly basis. On November 11, 2009, the Operating Partnership amended the note receivable with the LLC by increasing the amount outstanding under the note to $2,021 and revising the maturity date to December 31, 2019. In June of 2010, the note receivable was repaid in full when the construction loan held by the LLC was refinanced as discussed in Note 16. At December 31, 2009, the note had an outstanding balance of $2,021 and is classified in other assets in the accompanying consolidated balance sheet.

The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), which is100% owned by the chairman of the board of directors of the Trust. These costs relate to human resources, information technology, legal services and certain management personnel. The Trust allocates the costs to A&O based on time and effort expended. Indirect costs are allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For the years ended December 31, 2010, 2009 and 2008, the Trust incurred common costs on behalf of A&O in the amount of $90, $141 and $152, respectively.

The Trust engages A&O to procure furniture, fixtures and equipment from third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurs a service fee in connection with this arrangement and the expense totaled $175, $244, $200 for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual increase to rent expense equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. At December 31, 2010 and 2009, deferred rent totaled $1,111and $207, respectively.

The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2015. Rental expense under the operating lease agreements totaled $599, $593 and $512, for the years ended

December 31, 2010, 2009 and 2008, respectively. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2012.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2010 are as follows:

Year Ending	Advertising	Leases
2011	$195	$11,313
2012	27	9,233
2013	—	7,711
2014	—	6,483
2015	—	5,796
Thereafter	—	458,646

14. Employee savings plan

The Trust’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $182, $191 and $198 for the years ended December 31, 2010, 2009 and 2008, respectively.

15. Accrued expenses

Accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009
Payroll	$2,999	$2,424
Real estate taxes	3,528	3,715
Interest	1,816	1,618
Utilities	1,401	1,170
Ground leases	984	—
Construction loan guarantee	3,000	—
Other	3,612	2,496
Total accrued expenses	$17,340	$11,423

16. Commitments and contingencies

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1,500 at December 31, 2010 and is secured by the Second Amended Revolver.

In October of 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities. The first agreement closed in December of 2010 and consisted of four communities (see Note 5). The second agreement closed in January 2011 and consisted of five communities. Pursuant to the second agreement, the Trust obtained a $3,000 letter of credit in favor of the purchaser to ensure the closing of the sale. At December 31, 2010, this letter of credit remained outstanding.

On May 10, 2006, the Operating Partnership guaranteed $23,200 of construction debt held by University

Village-Greensboro LLC and received a 25% ownership stake in the joint venture with College Park Apartments. Construction was completed and the student housing community was occupied in August 2007. In June of 2010, the construction loan was refinanced and the Operating Partnership no longer guarantees the debt.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $46,932 held by two unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreements, the joint venture partners agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of approximately $8,353.

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

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the Collegiate housing properties that would have a material adverse effect on the Trust’s consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter predevelopment consulting contracts with educational institutions to develop collegiate housing properties on their behalf. The Trust will enter reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. At December 31, 2010 and 2009, the Trust had recorded $31 and $1,563, respectively, of predevelopment costs which are reflected in other assets in the accompanying consolidated balance sheets (see Note 7).

17. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is summarized below:

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$28,778	$27,451	$30,806	$32,545	$119,580
Operating expenses(1)	23,724	23,234	38,526	29,172	114,656
Nonoperating expenses	5,182	5,090	4,999	5,294	20,565
Equity in earnings (losses) of unconsolidated entities(2)	79	7	(328)	(18)	(260)
Income taxes (expense)/benefit	75	101	(443)	(175)	(442)
Noncontrolling interests	(211)	12	628	(196)	233
Discontinued operations(3)(7)	355	163	(26,958)	492	(25,948)
Net income (loss) attributable to Education Realty Trust, Inc.	$170	$(590)	$(39,820)	$(1,818)	$(42,058)
Net income (loss) per share-basic and diluted	$0.00	$(0.01)	$(0.69)	$(0.03)	$(0.73)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$29,771	$27,977	$28,711	$31,484	$117,943
Operating expenses(4)	23,184	22,554	28,814	24,835	99,387
Nonoperating expenses(5)	5,617	4,437	5,403	5,260	20,717
Equity in earnings (losses) of unconsolidated entities(6)	100	46	(152)	(1,404)	(1,410)
Income taxes (expense)/benefit	(185)	(501)	(512)	(707)	(1,905)
Noncontrolling interests	(210)	53	200	(207)	(164)
Discontinued operations(7)	(242)	(353)	(1,414)	394	(1,615)
Net income (loss) attributable to Education Realty Trust, Inc.	$433	$231	$(7,384)	$(535)	$(7,255)
Net income (loss) per share – basic and diluted	$0.02	$0.01	$(0.15)	$(0.01)	$(0.18)
(1)	Operating expenses in the 3rd quarter of 2010 include a $7,425 impairment loss.
(2)	Equity in earnings for the 3rd quarter of 2010 includes the Trust’s $137 share of the loss on the sale of assets.
(3)	Discontinued operations for the 3rd quarter of 2010 includes a $26,185 impairment loss. Discontinued operations for the 4th quarter of 2010 includes a $1,426 loss on extinguishment of debt.
(4)	Operating expenses in the 4th quarter of 2009 include a $1,726 impairment loss.
(5)	Nonoperating expenses in the 2nd quarter of 2009 include an $830 gain on extinguishment of debt.
(6)	Equity in earnings for the 4th quarter of 2009 includes the Trust’s share of an impairment loss of collegiate housing assets recorded by one of the joint ventures in the amount of $1,447.
(7)	All quarterly information presented above for 2010 and 2009 reflects the classification of the properties sold during 2010 and held for sale as of December 31, 2010 in discontinued operations (see Note 5). The 2009 quarterly information presented above reflects the classification of College Station’s financial results as discontinued operations. The property was sold during 2009.

18. Subsequent events

Our board of directors declared a fourth quarter distribution of $0.05 per share of common stock for the quarter ended on December 31, 2010. The distribution is payable on February 15, 2011 to stockholders of record at the close of business on January 31, 2011.

On January 10, 2011 the Trust completed a follow-on offering of 13,225,000 shares of its common stock, including 1,725,000 shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $91,700 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The Trust intends to use the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On January 19, 2011, the Trust completed the sale of the following five collegiate housing communities (see Note 5):

Troy Place, serving Troy University in Troy, Alabama;
The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama;
The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee;
The Chase at Murray, serving Murray State University in Murray, Kentucky; and
Clemson Place, serving Clemson University in Clemson, South Carolina.

The sales price was $46,100, and the Trust received net proceeds of approximately $29,700 after the repayment of related debt of $16,100 and other closing costs.

On February 28, 2011, the Trust repaid $19,342 of variable rate mortgage debt under the Master Secured Credit Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2011, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2011, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2011, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2011, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2011, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

Education Realty Trust, Inc.
Date: March 7, 2011	By: /s/ Randy Churchey Randy Churchey President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Date
/s/ Randy Churchey Randy Churchey President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011
/s/ Randall H. Brown Randall H. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 7, 2011
/s/ J. Drew Koester J. Drew Koester Vice President, Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2011
/s/ Paul O. Bower Paul O. Bower Chairman of the Board of Directors	March 7, 2011
/s/ Monte J. Barrow Monte J. Barrow Director	March 7, 2011
/s/ William J. Cahill, III William J. Cahill, III Director	March 7, 2011
/s/ John L. Ford John L. Ford Director	March 7, 2011
/s/ Howard A. Silver Howard A. Silver Director	March 7, 2011
/s/ Wendell W. Weakley Wendell W. Weakley Director	March 7, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009.)
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 10-K, filed on March 16, 2010.)
10.1	Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q, filed on August 1, 2008.)
10.3	Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11. (File No. 333-119264), filed on September 24, 2004.)
10.4(1)	Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Amendment No. 4 to its Registration Statement on Form S-11. (File No. 333-119264), filed on January 11, 2005.)
10.5(1)	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Trust’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-119264), filed on November 4, 2004.)
10.6(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)
10.7(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Paul O. Bower, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)
10.8(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K,filed on January 3, 2011.)
10.9(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and William W. Harris, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.6 to the Trust’s Quarter Report on Form 10-Q, filed on November 4, 2008.)
10.10(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.11(1)	Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.12(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.13(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Olan Brevard, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.14(1)	Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Craig L. Cardwell, dated as of October 29, 2008. (Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q, filed on November 4, 2008.)
10.15(1)	Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010 (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

Exhibit Number	Description
10.16(1)	Separation and Release Agreement by and between Craig L. Cardwell and Education Realty Trust, Inc., dated as of February 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on February 2, 2010.)
10.17	Amendment, Waiver and Retirement Agreement by and between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of March 15, 2010. (Incorporated by reference to Exhibit 10.16 to the Trust’s Current Report on Form 10-K, filed on March 16, 2011.)
10.18	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.19	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.20	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.21	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.22	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.23	Contract of Sale/Contribution made effective as of September 17, 2004, among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.24	Contract of Sale made effective as of September 17, 2004, between Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.25	Contract of Sale/Contribution made effective as of September 17, 2004, between Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.26	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.27	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)

Exhibit Number	Description
10.28	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)
10.29	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)
10.30	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)
10.31	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.32	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.33	Promissory Note, dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.34	Exceptions to Non-Recourse Guaranty dated as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.35	Environmental Indemnity Agreement, dated January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, EDR Lease Holdings, LLC, EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP in favor of LaSalle Bank, National Association. (Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.36	Second Amended and Restated Credit Agreement dated as of November 20, 2009 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 24, 2009.)
10.37(1)	Incentive Compensation Plan for Executive Officers. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.38(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.39(1)	Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.40 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.40(1)	Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.41 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.41(1)	Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.42 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.42(1)	Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

Exhibit Number	Description
10.43(1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.44(1)	Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.45(1)	Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.46	Promissory Note, 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP, dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 10-Q, filed on August 6, 2010.)
10.47	Purchase and Sale Agreement, by and between EDR Berkeley Place Limited Partnership, Western Place, LLC, Statesboro Place, LLC, EDR BG, LP and KAREP REIT I, Inc. dated as of October 8, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 10-Q, filed on November 5, 2010.)
10.48	Purchase and Sale Agreement, by and between Troy Place (DE), LLC, Jacksonville Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, EDR Clemson Place Limited Partners and KAREP REIT I, Inc, dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 10-Q, filed on November 5, 2010.)
10.49	Agreement to Guarantee Loan, entered into as of July 14, 2010, by and between 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 10-Q, filed on November 5, 2010.)
10.50	Master Credit Facility Agreement, dated as of December 31, 2008, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, and Red Mortgage Capital Inc. (Incorporated by reference to Exhibit 10.35 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
10.51	Amended and Restated Master Credit Facility, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)
10.52	Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.53(1)	Schedule of 2010 Annual Incentive Compensation Payouts and 2011 Base Salaries for Named Executive Officers, filed herewith.
10.54(1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
11	Statement Regarding Computation of Per Share Earnings (included within Annual Report on Form 10-K).
12	Statement Regarding Computation of Ratios, filed herewith.
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
21.1	List of Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(1)	Denotes a management contract or compensatory plan, contract or arrangement.