Form 10-Q
period 2011-03-31
Education Realty Trust, Inc.
filed 2011-05-09
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2011, the latest practicable date, the Registrant had outstanding 72,225,239 shares of common stock, $.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2011
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults upon Senior Securities	43

Item 4. Removed and Reserved	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Assets:
Collegiate housing properties, net	$670,920	$652,603
Collegiate housing properties – held for sale	—	45,044
Assets under development	3,206	1,146
Corporate office furniture, net	737	855
Cash and cash equivalents	75,609	6,958
Restricted cash	3,032	4,791
Student contracts receivable, net	260	309
Receivable from affiliate	—	—
Receivable from managed third parties	432	527
Goodwill and other intangibles, net	3,323	3,284
Other assets	25,465	21,163
Total assets	$782,984	$736,680

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$331,006	$367,631
Revolving line of credit	—	3,700
Accounts payable	274	984
Accrued expenses	17,014	17,340
Deferred revenue	10,624	12,243
Total liabilities	358,918	401,898

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	10,195	10,039

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 71,915,126 and 58,657,056 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	719	587
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	503,191	414,850
Accumulated deficit	(90,039)	(90,694)
Total stockholders’ equity	413,871	324,743
Total liabilities and stockholders’ equity	$782,984	$736,680
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Revenues:
Collegiate housing leasing revenue	$26,896	$25,311
Other leasing revenue	202	—
Third-party development consulting services	1,276	693
Third-party management services	834	866
Operating expense reimbursements	1,855	1,908
Total revenues	31,063	28,778
Operating expenses:
Collegiate housing leasing operations	11,482	11,224
Development and management services	1,331	1,313
General and administrative	2,426	2,987
Depreciation and amortization	7,006	6,209
Ground lease expense	1,366	83
Reimbursable operating expenses	1,855	1,908
Total operating expenses	25,466	23,724
Operating income	5,597	5,054
Nonoperating expenses:
Interest expense	4,742	4,987
Amortization of deferred financing costs	284	312
Interest income	(45)	(117)
Loss on extinguishment of debt	351	—
Total nonoperating expenses	5,332	5,182
Income (loss) before equity in earnings of unconsolidated entities, income taxes and discontinued operations	265	(128)
Equity in earnings of unconsolidated entities	5	79
Income (loss) before income taxes and discontinued operations	270	(49)
Income tax expense (benefit)	154	(75)
Income from continuing operations	116	26
Income from discontinued operations	750	355
Net income	866	381

Less: Net income attributable to the noncontrolling interest	211	211
Net income attributable to Education Realty Trust, Inc.	$655	$170

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$0.00	$0.00
Discontinued operations	0.01	0.00
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.01	$0.00

Weighted average shares of common stock outstanding – basic	70,852,223	56,759,922

Weighted average shares of common stock outstanding – diluted	71,963,218	57,870,917

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(85)	$(178)
Income from discontinued operations, net of tax	740	348
Net income	$655	$170
Distributions per share of common stock	$0.0500	$0.0500

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Common stock issued to officers and directors	4,000	—	22	—	—	22
Amortization of restricted stock	4,861	—	60	—	—	60
PIUs forfeited	—	—	730	—	(730)	—
Cash dividends	—	—	(2,838)	—	(11)	(2,849)
Net income applicable to noncontrolling interest	—	—	—	—	6	6
Net income	—	—	—	170	—	170
Balance, March 31, 2010	56,714,466	$567	$408,429	$(48,466)	$2,044	$362,574

Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Proceeds from issuances of common stock, net of offering costs	13,231,236	132	91,646	—	—	91,778
Amortization of restricted stock	26,834	—	304	—	—	304
Cash dividends	—	—	(3,609)	—	—	(3,609)
Net income	—	—	—	655	—	655
Balance, March 31, 2011	71,915,126	$719	$503,191	$(90,039)	$—	$413,871

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Operating activities:
Net income	$866	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,006	6,209
Depreciation included in discontinued operations	—	1,207
Deferred tax (benefit) expense	(288)	171
Loss on disposal of assets	—	5
Gain on sale of collegiate housing property	(944)	—
Loss on extinguishment of debt	757	—
Noncash rent expense related to the straight line adjustment for long-term ground leases	1,053	—
Amortization of deferred financing costs	284	312
Amortization of deferred financing costs included in discontinued operations	2	22
Loss on interest rate cap	5	188
Amortization of unamortized debt premiums/discounts	(98)	(99)
Distributions of earnings from unconsolidated entities	70	122
Noncash compensation expense related to stock-based incentive awards	360	182
Equity in earnings of unconsolidated entities	(5)	(79)
Change in operating assets and liabilities	(4,399)	(3,757)
Net cash provided by operating activities	4,669	4,864
Investing activities:
Property acquisitions, net of cash acquired	(23,000)	—
Purchase of corporate furniture and fixtures	—	(31)
Restricted cash	1,759	297
Investment in collegiate housing properties	(2,221)	(4,046)
Proceeds from sale of collegiate housing properties	29,372	—
Payments on notes receivable	12	22
Loan to participating development	(3,547)	—
Investment in assets under development	(2,060)	—
Investment in unconsolidated entities	—	(26)
Net cash provided by (used in) investing activities	315	(3,784)
Financing activities:
Payment of mortgage and construction notes	(20,433)	(966)
Payment of offering costs	(470)	—
Debt refund costs	45	7
Debt extinguishment costs	(351)	—
Repayments of line of credit	(3,700)	—
Proceeds from common stock offering	92,241	—
Dividends and distributions paid to common and restricted stockholders	(3,609)	(2,838)
Dividends and distributions paid to noncontrolling interests	(56)	(68)
Net cash provided by (used in) financing activities	63,667	(3,865)
Net increase (decrease) in cash and cash equivalents	68,651	(2,785)
Cash and cash equivalents, beginning of period	6,958	31,169
Cash and cash equivalents, end of period	$75,609	$28,384

See accompanying notes to the condensed consolidated financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$4,976	$5,194
Income taxes paid	$31	$82

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

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	Allen & O’Hara Education Services, Inc. (“AOES”), a Delaware corporation performing collegiate housing management activities.

•	Allen & O’Hara Development Company, LLC (“AODC”), a Delaware limited liability company providing development consulting services for third party collegiate housing communities.

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  In the condensed consolidated statements of operations, development and management services expenses had previously been included in general and administrative expenses and ground leases had previously been included in collegiate housing leasing operations expenses.  The reclassification of development and management services expenses and ground leases to separate presentation in our statement of operations was not material to our condensed consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures.  As of March 31, 2011, the Trust had $39.5 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition.  Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the three months ended March 31, 2011 and 2010, ten properties were classified as part of discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Five of these properties were sold in the fourth quarter of 2010 and the remaining 5 were sold in the first quarter of 2011 (see Note 8).

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

On January 10, 2011, the Trust completed a follow-on offering of 13.2 million shares of its common stock, which includes 1.7 million shares purchased by the underwriters pursuant to an overallotment option.  The Trust received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock will depend upon market conditions and other factors to be determined by the Trust and may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust has no obligation to sell any of the common stock, and may at any time suspend offers under the agreements or terminate the agreements. As of March 31, 2011, the Trust had sold 1.8 million shares of common stock under the equity distribution program for net proceeds of approximately $12.4 million.

 On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP.  The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. Total compensation expense relating to the ESPP was approximately $7,500 for the three months ended March 31, 2011.

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

The Trust had no unrecognized tax benefits as of March 31, 2011 and 2010.  As of March 31, 2011, the Trust did not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of March 31, 2011, open tax years generally include tax years for 2007, 2008 and 2009. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At March 31, 2011 and 2010, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”)  and profits interest units (“PIU”) (see Note 9) are referred to as noncontrolling interests.  The Trust follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units met the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

The PIUs were determined to be noncontrolling interests that were not redeemable and accordingly these amounts were classified in equity in the accompanying condensed consolidated balance sheets and statements of changes in equity.  The PIU holder’s share of income or loss was reported in the accompanying condensed consolidated statements of operations as net income attributable to noncontrolling interests. During June 2010, all of the outstanding PIUs were redeemed by the Trust for $0.2 million of cash and 50,826 shares of common stock that had a market value of $0.3 million (see Note 9).

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to shares of common stock by weighted average shares of common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.  All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method.  This results in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented.

The following reconciles the basic and diluted weighted average shares as of March 31, 2011 and 2010:

	2011	2010
Basic weighted average shares of common stock outstanding	70,852,223	56,759,922
Operating Partnership Units	903,738	903,738
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	71,963,218	57,870,917

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $0.4 million. No additional impairment has been recorded through March 31, 2011. The carrying value of goodwill was $3.1 million at March 31, 2011 and December 31, 2010, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $0.3 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively.

Comprehensive income

The Trust follows the authoritative guidance issued by the FASB relating to the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equal to net income.

Revenue recognition

The Trust recognizes revenue related to leasing activities at the collegiate housing communities owned by the Trust, management fees related to managing third-party collegiate housing communities, development consulting fees related to the general oversight of third-party collegiate housing development and operating expense reimbursements for payroll and related expenses incurred for third-party collegiate housing communities managed by the Trust.

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. This revenue is reflected in collegiate housing leasing revenue in the accompanying condensed consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.

Other leasing revenue — On August 1, 2010, the Trust leased the collegiate housing community known as Collegiate Village located in Macon, Georgia to Macon State College (“MSC”) for a period of one year, and on February 1, 2011, the Trust leased the collegiate housing community known as Clayton Station located in Morrow, Georgia to Clayton State University (“CSU”) through June 30, 2011.  MSC and CSU will pay the Trust base rent plus the costs of insurance and real estate taxes and will operate and manage the properties, respectively, over the life of the leases.  MSC had the option to renew the lease for one additional year or had the option to purchase the property for $7.5 million plus the cost of capital improvements made at the request of MSC.  The purchase option could be exercised at any time between February 28, 2011 and July 31, 2011. On April 28, 2011, MSC exercised the purchase option (see Note 10). CSU has the option to renew the lease for one additional year or has the option to purchase the property for $20.5 million. The purchase option can be exercised at any time between February 1, 2011 and June 30, 2011. If the option to renew the lease for one addition year is exercised, CSU has the option to purchase the property for $21.5 million during the extension period. During the three months ended March 31, 2011, the Trust recognized $0.2 million in other leasing revenue related to the leases.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete.  For the three months ended March 31, 2011 and 2010, there was $0.5 million and no revenue recognized, respectively, related to cost savings agreements on development projects.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute.  The Trust will develop and manage the building which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18.0 million second mortgage, (c) receive a $3.0 million fee for providing a repayment guarantee of the construction first mortgage, and (d) receive a 10-year management contract. At March 31, 2011, the note receivable for the second mortgage had a balance of $13.4 million and is recorded in other assets in the accompanying condensed consolidated balance sheet. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid.

Third-party management services revenue — The Trust enters into management contracts to manage third-party collegiate housing communities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.

Operating expense reimbursements — The Trust pays certain payroll and related costs to operate third-party collegiate housing communities that are managed by the Trust. Under the terms of the related management agreements, the third-party property owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue.

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

Recent accounting pronouncements

In December 2010, the FASB issued new authoritative guidance on the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no material impact on the Trust’s condensed consolidated financial statements.

In December 2010, the FASB issued new authoritative guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no impact on the Trust’s condensed consolidated financial statements.

3. Investments in unconsolidated entities

As of March 31, 2011, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the three months ended March 31, 2011 and 2010:

	2011	2010
	(In thousands)
Results of Operations:
Revenues	$2,822	$4,192
Net income (loss)	(114)	409
Equity in earnings of unconsolidated entities	$5	$79

These entities primarily own collegiate housing communities which are managed by the Trust.  As of March 31, 2011 and December 31, 2010, the Trust had $1 and $64,485 in investments in unconsolidated entities.

4. Debt

Revolving credit facility

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility dated March 30, 2006 (the “Amended Revolver”).  The previous facility had a maximum availability of $100 million and was scheduled to mature on March 30, 2010.  The Second Amended Revolver has a maximum availability of $95 million and matures on November 20, 2012, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the Second Amended Revolver and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2011, our borrowing base was $44.2 million, we had no amounts outstanding under the Second Amended Revolver and we had a letter of credit outstanding of $1.5 million (see Note 6); thus, our remaining borrowing base availability was $42.7 million.

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

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2011, the Trust was in compliance with all covenants discussed above.

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

During the three months ended March 31, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

At March 31, 2011, the Trust had outstanding mortgage and construction indebtedness of $330.7 million (excluding unamortized debt premium of $0.3 million).  $23.6 million relates to construction debt that is disclosed below and $115.5 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $191.6 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”) and bears interest at a weighted average fixed rate of 5.88%.  During the three months ended March 31, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8).

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. During the three months ended March 31, 2011, the Trust sold the cap back to the bank for $45,000 when the variable rate debt discussed above was repaid. The notional amount of the cap was $49.9 million and the cap rate was 7.0% per annum.  The Operating Partnership chose not to designate the cap as a hedge and recognized all gains or losses associated with this derivative instrument in earnings. The fair value of the interest rate cap was determined using available market information or other appropriate valuation methodologies and was classified as level 2 as defined in the authoritative guidance. At December 31, 2010, the cap had a value of $51,000 and is classified in other assets in the accompanying condensed consolidated balance sheet.

At March 31, 2011, we had borrowed $10.5 million and $4.2 million on construction loans related to the development of a wholly-owned student apartment community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At March 31, 2011, the Trust had $8.8 million outstanding on a construction loan related to the development of a wholly-owned student apartment community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness at March 31, 2011 are as follows:

Fiscal Year Ending	(In thousands)
2011 (9 months ending December 31, 2011)	$11,661
2012	70,341
2013	28,441
2014	53,362
2015	9,938
Thereafter	156,961
Total	330,704
Unamortized debt premium	302
Outstanding at March 31, 2011, net of unamortized premiums	$331,006

At March 31, 2011, the outstanding mortgage and construction debt had a weighted average interest rate of 5.62% and carried a weighted average term to maturity of 4.26 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011					Three Months Ended March 31, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$26,896	$—	$—	$—	$26,896	$25,311	$—	$—	$—	$25,311
Other leasing revenue	202	—	—	—	202	—	—	—	—	—
Third-party development consulting services	—	1,642	—	(366)	1,276	—	693	—	—	693
Third-party management services	—	—	834	—	834	—	—	866	—	866
Intersegment revenues	—	—	778	(778)	—	—	—	962	(962)	—
Operating expense reimbursements	—	—	—	1,855	1,855	—	—	—	1,908	1,908
Total segment revenues	27,098	1,642	1,612	711	31,063	25,311	693	1,828	946	28,778
Segment operating expenses:
Collegiate housing leasing operations	11,482	—	—	—	11,482	11,224	—	—	—	11,224
General and administrative	—	758	1,720	(89)	2,389	—	778	2,106	—	2,884
Intersegment expenses	778	—	—	(778)	—	962	—	—	(962)	—
Reimbursable operating expenses	—	—	—	1,855	1,855	—	—	—	1,908	1,908
Total segment operating expenses	12,260	758	1,720	988	15,726	12,186	778	2,106	946	16,016
Segment net operating income (loss) (1)	$14,838	$884	$(108)	(277)	$15,337	$13,125	$(85)	$(278)	$—	$12,762
Total segment assets, as of March 31, 2011 and December 31, 2010 (2)	$687,519	$4,051	$3,850	$—	$695,420	$713,940	$2,778	$4,427	$—	$721,145

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended March 31:

	2011	2010
Net operating income for reportable segments	$15,337	$12,762
Other unallocated general and administrative expenses	(1,368)	(1,416)
Depreciation and amortization	(7,006)	(6,209)
Ground leases	(1,366)	(83)
Nonoperating expenses	(5,332)	(5,182)
Equity in earnings of unconsolidated entities	5	79
Income (loss) before income taxes and discontinued operations	$270	$(49)

(2)
The decrease in segment assets related to collegiate housing leasing is primarily related to the sale of five collegiate housing communities in the first quarter of 2011 offset by the purchase of two additional communities and the continued development of four collegiate housing communities for the Trust’s ownership in the first quarter of 2011.

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million at March 31, 2011 and is secured by the Second Amended Revolver.

In October of 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities. The first agreement closed in December of 2010 and consisted of four communities (see Note 8). The second agreement closed in January 2011 and consisted of five communities (see Note 8). Pursuant to the second agreement, the Trust obtained a $3.0 million letter of credit in favor of the purchaser to ensure the closing of the sale. At December 31, 2010, this letter of credit remained outstanding. This letter of credit was released in January of 2011 after the closing of the sale.

On May 10, 2006, the Operating Partnership guaranteed $23.2 million of construction debt held by University Village-Greensboro LLC and received a 25% ownership stake in the joint venture with College Park Apartments.  Construction was completed, and the collegiate housing community was occupied in August 2007.  In June of 2010, the construction loan was refinanced and the Operating Partnership no longer guarantees the debt.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $46.9 million, held by two unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreements, the joint venture partners agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $8.4 million.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s consolidated financial condition or results of operations.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At March 31, 2011 and December 31, 2010, the Trust had reimbursable predevelopment costs of $0.1 million and $31,000, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42 million third-party construction loan for a $3 million fee.  The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls, that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

7. Acquisition and development of real estate investments

On March 15, 2011, the Trust completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia (UVA).  The aggregate purchase price for the two communities was $23 million with related acquisition costs of $0.2 million that are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2011.  The Trust funded the acquisition with existing cash, including cash proceeds generated by the January 2011 common stock offering (see Note 2) and sales of collegiate housing communities (see Note 8). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation of Wertland Square and Jefferson Commons (in thousands)
Collegiate housing properties	$22,851
Other assets	157
Current liabilities	(258)
Total net assets acquired	$22,750

On October 22, 2010, the Trust completed the purchase of The GrandMarc at the Corner, a 641-bed student community at the University of Virginia (UVA) in Charlottesville, Virginia. The purchase price was $45.7 million with related acquisition costs of $1.5 million.  The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27.0 million. In conjunction with the acquisition the Trust entered into a 99-year ground lease which requires an increase in annual rent expense based on the higher of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the quarter-ended March 31, 2011, the Trust recognized $1.2 million in the accompanying condensed consolidated statement of operations related to the ground lease. A summary follows of the fair values of assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation of GrandMarc at the Corner (in thousands)
Collegiate housing properties	$45,194
Other assets	545
Current liabilities	(267)
Total net assets acquired	$45,472

The amounts of the acquisitions’ revenue and net income included in the Trust’s condensed consolidated statement of operations for the three months ended March 31, 2011, and the revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net Income/(loss)
	(In thousands)

Actual from 1/01/11-3/31/11	$1,346	$(689)

2011 supplemental pro forma for 1/1/11-3/31/11 (1)	$31,543	$1,030

2010 supplemental pro forma for 1/1/10-3/31/10 (1) (2)	$30,546	$(1,243)
(1)
Supplemental pro forma earnings for the three months ended March 31, 2011 were adjusted to exclude $0.1 million of acquisition-related costs incurred in during the first quarter of 2011. Supplemental pro forma earnings for the three months ended March 31, 2010 were adjusted to include these charges.

(2)	Supplemental pro forma earnings for the three months ended March 31, 2010 were adjusted to include $1.0 million of acquisition costs that were actually incurred later during 2010.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and third project financed through the ONE Plan SM. As of March 31, 2011, the Trust had incurred $0.4 million in costs for the project which is expected to open in July of 2012 and capitalized interest costs of $2,015 related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage new collegiate housing at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community. As of March 31, 2011, the Trust had incurred $0.1 million in costs for the project which is expected to open in July of 2012 and capitalized interest costs of approximately $767 related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly owned development and second project under the ONE Plan. As of March 31, 2011, the Trust had incurred $1.8 million in costs for the project which is expected to open in July of 2013.  During the three months ended March 31, 2011, the Trust capitalized interest costs of $16,685 related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. EDR will develop, own and manage the collegiate housing communities in these first two phases. As of March 31, 2011, the Trust had incurred $0.9 million in project costs and capitalized interest costs of $7,675 related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opens.

8. Disposition of real estate investments and discontinued operations

In October 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities with a net carrying value of $83.5 million. The first agreement closed on December 8, 2010 and included the following four properties:

The Gables, serving Western Kentucky University in Bowling Green, Kentucky; Western Place, serving Western Kentucky University in Bowling Green, Kentucky; Berkeley Place, serving Clemson University in Clemson, South Carolina; and The Pointe at Southern, serving Georgia Southern University in Statesboro, Georgia.

The gross sales price for the first agreement was $38.7 million with net proceeds of approximately $20.5 million after repayment of related debt of $17.3 million (see Note 4) and other closing costs.

The second agreement closed on January 19, 2011 and included the following five properties:

Troy Place, serving Troy University in Troy, Alabama; The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama; The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee; The Chase at Murray, serving Murray State University in Murray, Kentucky; and Clemson Place, serving Clemson University in Clemson, South Carolina.

The sales price was $46.1 million, and the Trust received net proceeds of approximately $29.7 million after the repayment of related debt of $16.1 million and other closing costs.

Accordingly, the results of operations of all nine properties are included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria. The five properties included in the second agreement are classified as assets held for sale in the accompanying condensed consolidated balance sheet for the year ended December 31, 2010.

On November 19, 2010, the Trust sold the Reserve at Clemson (“Clemson”) collegiate housing property for a sales price of $14.4 million resulting in net proceeds of approximately $1.2 million after the repayment of $12.0 million in mortgage debt (see Note 4) and other closing costs. Accordingly, the results of operations of Clemson are included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The Trust ceased depreciation on the property when it met the held for sale criteria.

On April 7, 2009, the Trust sold the College Station collegiate housing community for a sales price of $2.6 million.  The Trust received proceeds of $0.3 million and a note receivable of $2.3 million. The note was interest only and accrued interest at a rate of 3% per annum through August 31, 2009. Beginning on September 1, 2009, the note accrued interest at a rate of 6% per annum and was payable in monthly installments through December 31, 2010 (the “maturity date”). Due to the fact no default existed at the maturity date, the note was extended to June 30, 2011. Going forward payments of principal and interest (at a rate of 6% per annum) will be made on a monthly basis. Any unpaid principal and interest will be due in full on June 30, 2011.  The resulting net gain on disposition of approximately $0.4 million has been deferred against the note receivable until such debt is paid in full.

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three months ended March 31, 2011 and 2010:

	Three months	Three months
	ended March 31,	ended March 31,
	2011	2010
	(In thousands)
Collegiate housing leasing revenue	$520	$4,340
Collegiate housing leasing operating expenses	(215)	(2,132)
Depreciation and amortization	—	(1,207)
Interest expense	(76)	(624)
Amortization of deferred financing costs	(2)	(22)
Loss on extinguishment of debt	(406)	—
Income tax expense	(15)	—
Noncontrolling interests	2	(7)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(192)	$348
Gain on sale of collegiate housing property	944	—
Noncontrolling interests	(12)	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$932	$—

9. Incentive plan

The Trust adopted the Education Realty Trust, Inc. 2004 Incentive Plan (the “Plan”) effective January 31, 2005. The Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards and PIUs to employees, directors and other key persons providing services to the Trust.  As of March 31, 2011, the Trust had 315,000 of its common stock reserved for issuance pursuant to the Plan, subject to adjustments for changes in the Trust’s capital structure, including share splits, dividends and recapitalizations. The number of shares reserved under the Plan is also subject to an annual adjustment, beginning on January 1, 2006, so that the total number of shares reserved under the Plan is equal to 4% of the aggregate number of shares outstanding on the last day of the preceding fiscal year; provided that such annual increase generally may not exceed 80,000 shares.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At March 31, 2011 and December 31, 2010, unearned compensation related to restricted stock totaled $1.8 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During each of the three months ended March 31, 2011 and 2010, compensation expense of $0.2 million and $0.1 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

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

On January 1, 2011 and March 11, 2010, the Trust adopted the 2011 Long-Term Incentive Plan (the “2011 LTIP”) and 2010 Long-Term Incentive Plan (the “2010 LTIP”), respectively.  The purpose of the 2011 LTIP and 2010 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust.  On January 1, 2011, the Trust issued 138,000 of time vested restricted stock and 207,000 performance vested RSUs to executives and key employees under the 2011 LTIP pursuant to the Plan described above.  On April 13, 2010, the Trust issued 136,000 shares of time vested restricted stock and 204,000 RSUs to executives and key employees under the 2010 LTIP pursuant to the Plan described above.  The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust.  The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2011 to January 1, 2014 for the 2011 LTIP and beginning January 1, 2010 to January 1, 2013 for the 2010 LTIP (the “Performance Periods”). At the end of the Performance Periods, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting.  Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. At March 31, 2011 and December 31, 2010, unearned compensation related to RSUs totaled $1.2 million and $0.5 million and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the three months ended March 31, 2011, compensation expense of $0.1 million was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

PIUs were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership.  On June 3, 2010, the Trust redeemed all of the outstanding PIUs for $0.2 million cash and 50,826 shares of the Trust’s common stock with a market value of $0.3 million.  For purposes of the Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, the Trust did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs are treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was $0.4 million and $0.2 million, respectively. Additionally during the three months ended March 31, 2010, the Trust issued 4,000 shares of common stock to an executive officer pursuant to the Plan.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2011 is as follows:

Stock
Awards(1)
Outstanding at December 31, 2010	652,826
Granted	345,000
Retired	—
Outstanding at March 31, 2011	997,826
Vested at March 31, 2011	362,159

(1)	Includes restricted stock and RSU awards.

10. Subsequent events

Our board of directors declared a distribution of $0.05 per share of common stock for the quarter ended on March 31, 2011. The distribution is payable on May 17, 2011 to stockholders of record at the close of business on April 29, 2011.

On April 28, 2011, the Trust completed the sale of Collegiate Village to MSC for $7.8 million.

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The 2011 Plan replaces the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorizes the grant of the 315,000 shares that remain available for grant under the 2004 plan as well as 3,147,500 additional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II, Item IA.-Risk Factors” below.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

All references to “we,” “our,” “us,” “EDR,” “Trust” and the “Company” in this Report mean Education Realty Trust, Inc. and its consolidated subsidiaries, except where it is made clear that the term means only Education Realty Trust, Inc.

Overview

We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the ownership, acquisition and management of high-quality collegiate housing communities. We also provide collegiate housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high-quality collegiate housing communities in the United States in terms of both total beds owned and under management.

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

Our Business Segments

We define business segments by their distinct customer base and service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases,  impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the accompanying condensed consolidated financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 89.3% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2011. Additionally, this segment includes other leasing revenue related to the collegiate housing communities known as Collegiate Village located in Macon, Georgia that was leased to Macon State College in August of 2010 and Clayton Station, which was leased to Clayton State University in February 2011 (see Note 2 to the accompanying condensed consolidated financial statements).

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

Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities, the fact that units are furnished and in most cases rent includes utilities, cable television and internet service and because of the individual lease liability, we believe our communities can typically command higher per-unit and per-square foot rental rates than most multi-family communities in the same geographic markets. We are also typically able to command higher rental rates than on-campus collegiate housing, which tends to offer fewer amenities.

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

Development consulting services

For the three months ended March 31, 2011, revenue from our development consulting services represented approximately 5.4% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2011, revenue from our management services segment represented approximately 5.3% of our revenue, excluding operating expense reimbursements.  We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue.  These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

For the three months ended March 31, 2011, same-community revenue per available bed increased to $425 and same-community physical occupancy increased to 92.7% compared to revenue per available bed of $411 and physical occupancy of 91.4% for the three months ended March 31, 2010. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio.  As would be expected, individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions.  Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

Same-community preleasing for the 2011/2012 lease term is 120 basis points ahead of the prior year in occupancy with 57.6% of beds preleased for the fall.  Net rental rates for the 2011/2012 lease term are currently projected to be approximately 4.0% ahead of the prior lease term.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue.  However, as a result of deteriorating credit markets financing of new projects became harder to obtain and the Trust’s third-party development revenue declined from $8.2 million in 2009 to $2.8 million in 2010. Beginning in the summer of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. They also continue to receive requests for proposals on new development projects.  This improvement in the development consulting market over the prior year is evidenced by the Trust’s active development projects, three third-party developments and one participating development, and an 84.1% increase in third-party development revenue to $1.3 million for the three months ended March 31, 2011.

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

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% in 2009 and helped keep operating expenses relatively flat during 2010 with an increase of around 0.1%.  For the three months ended March 31, 2011, same-community operating expenses were up approximately 2.4% from the same period in 2010 as we continue to maintain our focus to operate our properties as efficiently as possible.

General and administrative costs

In the first half of 2010, we began a reorganization plan, and as a result, saw a 2.8% reduction in general and administrative expenses (G&A), before reorganization, development pursuit and acquisition costs, when compared to 2009. For the three months ended March 31, 2011, G&A of $3.8 million, before reorganization, development pursuit costs and acquisition costs, remained flat when compared to the same period in 2010 as we continue to maintain the operating efficiencies implemented in 2010.  Third-party development and management services contributed to $1.3 million of these expenses, G&A expenses for our owned portfolio contributed $1.1 million and corporate G&A contributed $1.4 million of these expenses in both 2011 and 2010. Historically, we have presented all G&A costs, including regional and corporate costs of supporting our communities, as one line in our consolidated statement of operations. We intend to present G&A costs in this fashion for the remainder of the year. However, beginning in 2012 we intend to report the G&A costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A.  We believe the new presentation will improve comparability within the industry and provide a better reflection of the total cost to operate a property.

Asset Repositioning and Capital Recycling

As previously communicated the Trust completed the sale of five communities in January 2011.  These transactions culminated a significant repositioning of the Trust’s portfolio that began in the fourth quarter of 2010.  The five communities had over 1,900 beds and were at mostly smaller universities with limited barriers to entry.  With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million (see Note 8 to the accompanying condensed consolidated financial statements).

In February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage new collegiate housing at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community.

On March 15, 2011, we completed the purchase of two additional communities at the University of Virginia (UVA) in Charlottesville, Virginia for a total purchase price of approximately $23.0 million (see Note 7 to the accompanying condensed consolidated financial statements).  Both communities are within a short walk of campus and are already 100% preleased for the 2011/2012 lease term.  The communities include a total of 234-beds in 72 unfurnished units.  The combined average rental rate for these communities is $662 per bed.

These transactions helped the Trust recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities.  These steps improved the quality of the Trust’s portfolio and position the Trust for better long-term growth potential.

The Company currently has five active, owned and participating developments that are all progressing on or ahead of schedule.  Site planning and other preconstruction work is being finalized on four of our projects that are scheduled to begin construction this summer, while we expect to complete the roof and celebrate the “topping off” of the 20-story development at Johns Hopkins University within the next month.  As of March 31, 2011, the Company had funded $13.4 million of the $18.0 million in financing it has committed to the Johns Hopkins participating project.

In January 2011, the Trust completed a follow-on offering of 13.2 million shares of its common stock; including 1.7 million shares purchased by the underwriters pursuant to an overallotment option (see Note 2 to the accompanying condensed consolidated financial statements).  The Trust received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  A portion of the proceeds was used to repay approximately $19.3 million of debt with the remaining proceeds expected to be used to fund the Trust’s current developments, fund future acquisitions and developments and for general corporate purposes.

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

Other leasing revenue recognition

Other leasing revenue relates to communities that are master leased to a third-party. Under a master lease the third-party is responsible for ultimately leasing the beds and for all operating expenses. For the three months ended March 31, 2011, other leasing revenue related to Clayton Station located in Morrow, Georgia that was leased to Clayton State University in February 2011and Collegiate Village located in Macon, Georgia that was leased to Macon State College starting in August 2010. Base rent is recognized on a straight-line basis over the lease term.

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

Collegiate housing property acquisitions and dispositions

Land, land improvements, buildings and improvements and furniture, fixtures and equipment are recorded at cost. Buildings and improvements are depreciated over 15 to 40 years, land improvements are depreciated over 15 years and furniture, fixtures and equipment are depreciated over 3 to 7 years. Depreciation is computed using the straight-line method for financial reporting purposes.

Results of operations for acquired collegiate housing communities are included in the Trust’s results of operations from the respective dates of acquisition.  Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. The Trust recognizes pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a community, when they are incurred.

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

We review our assets, including our collegiate housing communities, communities under development and goodwill for potential impairment indicators whenever events or circumstances indicate that the carrying value might not be recoverable.  Impairment indicators include, but are not limited to, declines in our market capitalization, overall market factors, changes in cash flows, significant decreases in net operating income and occupancies at our operating properties, changes in projected completion dates of our development projects and sustainability of development projects.  Our tests for impairment are based on the most current information available and if conditions change or if our plans regarding our assets change, it could result in additional impairment charges in the future.  However, based on our plans with respect to our operating properties and those under development, we believe the carrying amounts are recoverable.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued new authoritative guidance on the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no material impact on the Trust’s condensed consolidated financial statements.

In December 2010, the FASB issued new authoritative guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no impact on the Trust’s condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table presents the results of operations for Education Realty Trust, Inc. for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011					Three Months Ended March 31, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$26,896	$—	$—	$—	$26,896	$25,311	$—	$—	$—	$25,311
Other leasing revenue	202	—	—	—	202	—	—	—	—	—
Third-party development consulting services	—	1,642	—	(366)	1,276	—	693	—	—	693
Third-party management services	—	—	834	—	834	—	—	866	—	866
Intersegment revenues	—	—	778	(778)	—	—	—	962	(962)	—

Operating expense reimbursements	—	—	—	1,855	1,855	—	—	—	1,908	1,908
Total segment revenues	27,098	1,642	1,612	711	31,063	25,311	693	1,828	946	28,778
Segment operating expenses:
Collegiate housing leasing operations	11,482	—	—	—	11,482	11,224	—	—	—	11,224
General and administrative	—	758	1,720	(89)	2,389	—	778	2,106	—	2,884
Intersegment expenses	778	—	—	(778)	—	962	—	—	(962)	—
Reimbursable operating expenses	—	—	—	1,855	1,855	—	—	—	1,908	1,908
Total segment operating expenses	12,260	758	1,720	988	15,726	12,186	778	2,106	946	16,016

Segment net operating income (loss)(1)	$14,838	$884	$(108)	$(277)	$15,337	$13,125	$(85)	$(278)	$—	$12,762

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended March 31:

	2011	2010
Net operating income for reportable segments	$15,337	$12,762
Other unallocated general and administrative expenses	(1,368)	(1,416)
Depreciation and amortization	(7,006)	(6,209)
Ground leases	(1,366)	(83)
Nonoperating expenses	(5,332)	(5,182)
Equity in earnings of unconsolidated entities	5	79
Income (loss) before income taxes and discontinued operations	$270	$(49)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the three months ended March 31, 2011 and 2010 were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,	Favorable
	2011 (9) (10)	2010 (9) (10)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	92.7%	91.4%	130 bps
Economic (2)	92.1%	90.6%	150 bps
NARPAB (3)	$412	$392	$20
Other income per avail. bed (4)	$20 20	$19	$1
RevPAB (5)	$432	$411	$21
Operating expense per bed (6)	$182	$179	$(3)
Operating margin (7)	57.8%	56.4%	140 bps
Design Beds (8)	61,814	59,646	2,168

Same-communities (11):
Occupancy
Physical (1)	92.7%	91.4%	130 bps
Economic (2)	92.2%	90.6%	160 bps
NARPAB (3)	$405	$392	$13
Other income per avail. bed (4)	$20	$19	$1
RevPAB (5)	$425	$411	$14
Operating expense per bed (6)	$183	$179	$(4)
Operating margin (7)	56.9%	56.4%	50 bps
Design Beds (8)	59,661	59,646	15

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)
Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to discontinued operations.

(10)
This information excludes property information related to Collegiate Village which was leased to Macon State College in August 2010, and Clayton Station, which was leased to Clayton State University in February 2011.

(11)	Represents operating statistics for communities that were operating for the full three months ended March 31, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $27.1 million for the three months ended March 31, 2011. This represents an increase of $1.8 million, or 7.1%, from the same period in 2010. This increase included $1.3 million, related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, and $0.9 million from a 3.5% increase in same-community revenue.  The same-community revenue growth was driven by a 1.6% improvement in occupancies, a 1.7% improvement in net rental rates and a 0.2% increase from other rental revenue.  These increases were partially offset by a $0.4 million decline in revenue as a result of master leasing two communities to the respective universities that they serve.

Operating expenses in the collegiate housing leasing segment increased $0.3 million, or 2.3%, to $11.5 million for the three months ended March 31, 2011 as compared to the same period in 2010. The three new communities located in Charlottesville and discussed above added $0.3 million of operating expenses over the prior year. In addition, same-community operating expenses increased $0.3 million, or 2.4%, over the same period in the prior year primarily due to an increase in the cost of utilities and real estate taxes.  These increases were offset by a $0.3 million decline in operating expenses as a result of master leasing two communities as noted above.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended March 31, 2011 and 2010:

			Recognized Earnings
			(In thousands)
Project	Beds	Fee Type	2011	2010	Difference
University of Michigan	896	Development fee	$—	$1	$(1)
SUNY College of Environmental Science & Forestry	454	Development fee	152	—	152
Indiana University of Pennsylvania — Phase IV	596	Cost Savings	456	333	123

Colorado State University — Pueblo II	500	Development fee	—	359	(359)

East Stroudsburg University	969	Development fee	399	—	399

Mansfield University of Pennsylvania	634	Development fee	144	—	144

Miscellaneous development fees		Termination fee	125	—	125
Third-party development consulting services			1,276	693	583

Participating project- Science + Technology Park at Johns Hopkins	572	Development fee	366	—	366

Development consulting services			$1,642	$693	$949

Development consulting services revenue increased $1.0 million, or 137.0%, to $1.6 million for the three months ended March 31, 2011 as compared to the same period in 2010.  Third-party development consulting revenue increased $0.6 million from the prior year primarily due to three new active development projects that contributed to $0.7 million of the increase, revenue of $0.1 million related to consulting services that were unrelated to an active development project and project cost savings revenue of $0.5 million related to a previously completed project. These increases were offset by a decline of $0.7 million related to revenue associated with projects that were completed in the prior year. Additionally, fees of $0.4 million related to the participating property at the Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed to the overall increase. Due to the fact the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. As such the fees are deferred in the eliminations column of the segment financial statements.

General and administrative expenses decreased $20,000 or 2.6% for the three months ended March 31, 2011 compared to the same period in the prior year. This decrease is primarily due to a decline in third-party development pursuit costs.

Management services

Total management services revenue decreased $0.2 million or 11.8% for the three months ended March 31, 2011 when compared to the same period in 2010. This decrease is primarily due to the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010 and a decline in intersegment revenues related to a reduction of the fee charged to our owned portfolio.

General and administrative costs for our management services segment decreased $0.4 million or 18.3% for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to a reduction in payroll and benefits. Excluding restructuring costs taken in the first quarter of 2010 general and administrative expenses were reduced 5.1% from the prior year due mostly to the reduction in salary related to the reorganization program.

Depreciation and amortization

Depreciation and amortization increased $0.8 million or 12.8% during the three months ended March 31, 2011 over the same period in the prior year. This increase relates  mostly to the purchase of three new properties in Charlottesville, Virginia discussed above.

Ground leases

For the three months ended March 31, 2011, the cost of ground leases increased $1.3 million, compared to the same period in the prior year, due to the addition of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010.  This community is subject to a 99 year ground lease. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

Nonoperating expenses increased $0.2 million for the three months ended March 31, 2011 compared to the same period in the prior year. The increase is attributable to the loss on extinguishment of debt of $0.4 million incurred in the first quarter of 2011 related to the repayment of variable rate debt (see Note 4 to the accompanying condensed consolidated financial statements). This increase was offset by a decline in interest expense of $0.2 million as the result of the repayment of mortgage debt related to the dispositions in the fourth quarter of 2010 and the first quarter of 2011.

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

The following table presents a reconciliation of FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	(In thousands)
	2011	2010
Net income attributable to Education Realty Trust, Inc.	$655	$170
Gain on sale of collegiate housing assets	(944)	—
Collegiate housing property depreciation and amortization of lease intangibles	6,886	6,103
Real estate depreciation and amortization included in equity in earnings of investees	111	124
Depreciation and amortization of discontinued operations	—	1,207
Noncontrolling interests	211	211
Funds from operations (1)	$6,919	$7,815
(1) FFO available to all stock and unitholders at March 31, 2011 contained a loss on extinguishment of debt of $0.8 million, acquisition costs of $0.1 million and the straight-line effect of two long-term ground leases of $1.1 million compared to reorganization costs of $0.2 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

Second Amended Revolver, Master Secured Credit Facility and other indebtedness

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility agreement dated March 30, 2006 (the “Amended Revolver”). The previous facility had a maximum availability of $100 million and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95 million and matures on November 20, 2012, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2011, our borrowing base was $44.2 million, we had no amounts outstanding under the Second Amended Revolver and we had letters of credit outstanding of $1.5 million (see Note 6 to our accompanying condensed consolidated financial statements); thus, our remaining borrowing base availability was $42.7 million. At March 31, 2011, the Trust had twelve properties unencumbered by mortgage debt.  Five of the twelve properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Second Amended Revolver. Additionally, the Second Amended Revolver is secured by a cross-collateralized, first mortgage lien on five otherwise unmortgaged properties. The interest rate per annum applicable to the Second Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the greater of 2% or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2011, the Trust was in compliance with all covenants discussed above.

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

At March 31, 2011, the Trust had outstanding mortgage and construction indebtedness of $330.7 million (excluding unamortized debt premium of $0.3 million).  $23.6 million relates to construction debt that is disclosed below and $115.5 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $191.6 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”).  The outstanding mortgage indebtedness bears interest at a weighted average fixed rate of 5.88%. During the three months ended March 31, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8 to the accompanying condensed consolidated financial statements).

At March 31, 2011, we had borrowed $10.5 million and $4.2 million on construction loans related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7 in the accompanying condensed consolidated financial statements). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

At March 31, 2011, the Trust had $8.8 million outstanding on a construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7 to the accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. Commencing with the quarter ended June 30, 2011, and annually thereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the three months ended March 31, 2011, we generated $4.7 million of cash from operations, received proceeds of $92.2 million from equity offerings and disposed of five properties for net proceeds of $29.4 million. When combined with $7.0 million of existing cash, we were able to invest $2.2 million of capital into existing communities, acquire two properties for $23.0 million, repay $3.7 million under the Second Amended Revolver, retire $20.4 of mortgage debt, invest $2.0 million in assets under development, distribute $3.7 million to our stockholders and unitholders, fund $3.5 million of the second mortgage to East Baltimore Development, Inc. for the Johns Hopkins project and end the quarter with approximately $75.0 million of cash.

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

Distributions for the three months ended March 31, 2011 totaled $3.7 million or $0.05 per weighted average share/unit, compared to cash provided by operations of $4.7 million, or $0.07 per weighted average share/unit.  Our current targeted annual dividend rate is $0.20 per share/unit.

Based on our closing share price of $8.03 on March 31, 2011, our total enterprise value was $843.6 million.  With net debt (total debt less cash) of $255.0 million at March 31, 2011, our debt to enterprise value was 30.2% compared to 43.9% at December 31, 2010.  With gross assets of $934.9 million, which excludes accumulated depreciation of $152.0 million, our debt to gross assets was 35.4% at March 31, 2011 as compared to 41.5% at December 31, 2010.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offering in January 2011, selling 13.2 million shares, including the underwriters’ overallotment option.  A portion of the net proceeds of approximately $91.7 million, after deducting the underwriting discount and other offering costs, was used to repay approximately $19.3 million of debt with the remaining proceeds expected to be used to fund the Trust’s current developments, fund future acquisitions and developments and for general corporate purposes.

As discussed in Note 2 to the accompanying condensed consolidated financial statements, the Trust implemented an at-the-market equity distribution program during the second quarter of 2010.  The Trust may sell shares of its common stock having an aggregate offering amount of up to $50 million.  For the three months ended March 31, 2011, the Trust did not sell any shares of common stock under the equity distribution program.

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

The Trust completed the sale of five communities in January 2011 (see Note 8 to the accompanying condensed consolidated financial statements).  These transactions culminated a significant repositioning of the Company’s portfolio that began in the fourth quarter of 2010.  The five communities had over 1,900 beds and were at mostly smaller universities with limited barriers to entry.  With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million.

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

In February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage new collegiate housing at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community.

On March 15, 2011, the Trust completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia (UVA).  The aggregate purchase price for the two communities was $23.0 million with related acquisition costs of $0.2 million that are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2011.  The Trust funded the acquisition with existing cash, including cash proceeds generated by the January 2011 common stock offering and sales of collegiate housing communities discussed above.

Our existing universal shelf registration statement permits us to issue up to $250 million in securities, including equity or debt securities, from time to time in one or more transactions depending on market conditions and terms.  As of March 31, 2011, $103.5 million of securities registered remains available for issuance.

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

In 2007, we began developing projects for the Trust’s ownership.  In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly-owned development and second project under the ONE Plan SM. In September of 2010, the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut, which are scheduled to be completed in 2012 and 2013, respectively.  In February 2011, Syracuse University selected the Trust to develop, own and manage new collegiate housing on its campus with a scheduled completion date of summer 2012. This will be the second EDR on-campus development at this prominent university and our third project financed through the ONE Plan SM. As opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Second Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership Units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Second Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of March 31, 2011, we were in compliance with all covenants related to our Second Amended Revolver.

Commitments

The following table summarizes our contractual obligations as of March 31, 2011:

	Payment due by Period
	(In thousands)
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$11,661	$98,782	$63,300	$156,961	$330,704
Contractual Interest Obligations(2)	14,088	29,692	20,262	15,261	79,303
Operating Lease and Future Purchase Obligations (3)	9,210	16,807	12,290	458,646	496,953
Capital Reserve Obligations(4)	949	2,358	2,000	1,778	7,085
Total	$35,908	$147,639	$97,852	$632,646	$914,045

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties, amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $0.3 million of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of March 31, 2011.  The Trust has $23.6 million of variable rate debt as of March 31, 2011.

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

Our board of directors declared a first quarter distribution of $0.05 per share of common stock for the quarter ended on March 31, 2011. The distribution is payable on May 17, 2011 to stockholders of record at the close of business on April 29, 2011.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million at March 31, 2011 and is secured by the Second Amended Revolver.

In October of 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities. The first agreement closed in December of 2010 and consisted of four communities. The second agreement closed in January 2011 and consisted of five communities. Pursuant to the second agreement the Trust obtained a $3 million letter of credit in favor of the purchaser to ensure the closing of the sale. At December 31, 2010, this letter of credit remained outstanding. This letter of credit was released in January of 2011 after the closing of the sale.

On May 10, 2006, the Operating Partnership guaranteed $23.2 million of construction debt held by University Village-Greensboro LLC and received a 25% ownership stake in the joint venture with College Park Apartments.  Construction was completed and the collegiate housing community was occupied in August 2007.  In June of 2010 the construction loan was refinanced and the Operating Partnership no longer guarantees the debt.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $46.9 million, held by two unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreements, the joint venture partners agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) the Trust has committed to provide a guarantee of repayment of a $42 million third-party construction loan for a $3 million fee.  The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls, that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

Inflation

Our collegiate housing leases typically do not have terms that extend beyond twelve months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment, increased competition from new collegiate housing in our primary markets and/or a reduction in student enrollment at our principal colleges and universities.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2011, we had fixed rate debt of $307.1 million. Holding other variables constant a 100 basis point increase in interest rates would cause a $11.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $12.1 million increase in the fair value of our fixed rate debt. At March 31, 2011, 92.9% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.93% and an average term to maturity of 4.51 years.

At March 31, 2011, we had borrowed $23.6 million on construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to LIBOR plus an applicable margin with $8.8 million and $14.5 million maturing in 2011 and 2012, respectively. We have the option to extend the loan maturing in 2011 to 2013 if certain debt service coverage ratio requirements are maintained.

Additionally, in 2008, we borrowed $49.9 million to refinance mortgage debt. The loans bore interest at 30-day LIBOR plus an applicable margin and matured on January 1, 2014.  In order to hedge the interest rate risk associated with these loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million.  The interest rate cap effectively limited the interest rate on $49.9 million of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. The Operating Partnership had chosen not to designate the cap as a hedge and recognized all gain or loss associated with this derivative instrument in earnings.  During the three months ended March 31, 2011, the Trust repaid the entire balance of this variable rate debt and sold the cap back to the bank for $45,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-
15(f) of the Exchange Act) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk factors.

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Issuer Purchases of Equity Securities

During the three months ended March 31, 2011, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 339 shares of our common stock for approximately $2,705 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the first quarter of 2011.  We also directed the plan administrator to purchase 638 shares of our common stock for approximately $4,900 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended March 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	197	$7.60	―	―
February 1-28, 2011	489	7.96	―	―
March 1-31, 2011	291	7.54	―	―
Total	977	$7.78	―	―

(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our board of directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Removed and Reserved.

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

EDUCATION REALTY TRUST, INC.

Date: May 6, 2011	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: May 6, 2011	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: May 6, 2011	By /s/ J. Drew Koester
J. Drew Koester
Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009).

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.1	Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Trust’s Form S-8, filed on May 4, 2011.)

12	Statement Regarding Computation of Ratios (filed herewith).

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).