Form 10-Q
period 2011-06-30
Education Realty Trust, Inc.
filed 2011-08-08
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2011, the latest practicable date, the Registrant had outstanding 72,446,836 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2011
TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2011 and 2010	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	50

Item 4. [Removed and Reserved]	50

Item 5. Other Information	50

Item 6. Exhibits	50

Signatures	51

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Assets:
Collegiate housing properties, net	$661,535	$652,603
Collegiate housing properties – held for sale	—	45,044
Assets under development	11,527	1,146
Corporate office furniture, net	634	855
Cash and cash equivalents	71,289	6,958
Restricted cash	3,560	4,791
Student contracts receivable, net	443	309
Receivable from managed third parties	290	527
Notes receivable	18,000	9,872
Goodwill and other intangibles, net	3,133	3,284
Other assets	12,872	11,291
Total assets	$783,283	$736,680

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$329,989	$367,631
Revolving line of credit	—	3,700
Accounts payable	3,019	984
Accrued expenses	19,327	17,340
Deferred revenue	9,355	12,243
Total liabilities	361,690	401,898

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	10,053	10,039

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 71,990,538 and 58,657,056 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	720	587
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	500,283	414,850
Accumulated deficit	(89,463)	(90,694)
Total equity	411,540	324,743
Total liabilities and equity	$783,283	$736,680

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Revenues:
Collegiate housing leasing revenue	$52,312	$47,837
Third-party development consulting services	2,349	1,341
Third-party management services	1,579	1,573
Operating expense reimbursements	3,873	3,865
Total revenues	60,113	54,616
Operating expenses:
Collegiate housing leasing operations	22,532	21,049
Development and management services	2,647	2,583
General and administrative	5,026	5,753
Depreciation and amortization	13,845	11,848
Ground lease expense	2,732	165
Reimbursable operating expenses	3,873	3,865
Total operating expenses	50,655	45,263
Operating income	9,458	9,353
Nonoperating expenses:
Interest expense	9,384	9,875
Amortization of deferred financing costs	568	624
Interest income	(92)	(227)
Loss on extinguishment of debt	351	—
Total nonoperating expenses	10,211	10,272
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(753)	(919)
Equity in earnings (losses) of unconsolidated entities	(18)	86
Loss before income taxes and discontinued operations	(771)	(833)
Income tax benefit	(218)	(177)
Loss from continuing operations	(553)	(656)
Income from discontinued operations	1,935	435
Net income (loss)	1,382	(221)

Less: Net income attributable to the noncontrolling interest	151	199
Net income (loss) attributable to Education Realty Trust, Inc.	$1,231	$(420)

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.03	0.00
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$(0.01)

Weighted average shares of common stock outstanding – basic and diluted	71,527	56,847

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(680)	$(847)
Income from discontinued operations, net of tax	1,911	427
Net income (loss)	$1,231	$(420)
Distributions per share of common stock	$0.10	$0.10

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2011	2010
Revenues:
Collegiate housing leasing revenue	$25,613	$23,335
Third-party development consulting services	1,073	648
Third-party management services	745	707
Operating expense reimbursements	2,018	1,957
Total revenues	29,449	26,647
Operating expenses:
Collegiate housing leasing operations	11,271	10,375
Development and management services	1,316	1,270
General and administrative	2,600	2,766
Depreciation and amortization	7,106	5,947
Ground lease expense	1,366	83
Reimbursable operating expenses	2,018	1,957
Total operating expenses	25,677	22,398
Operating income	3,772	4,249
Nonoperating expenses:
Interest expense	4,642	4,888
Amortization of deferred financing costs	284	312
Interest income	(47)	(110)
Total nonoperating expenses	4,879	5,090
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(1,107)	(841)
Equity in earnings (losses) of unconsolidated entities	(23)	7
Loss before income taxes and discontinued operations	(1,130)	(834)
Income tax benefit	(371)	(102)
Loss from continuing operations	(759)	(732)
Income from discontinued operations	1,275	130
Net income (loss)	516	(602)

Less: Net loss attributable to the noncontrolling interest	(60)	(12)
Net income (loss) attributable to Education Realty Trust, Inc.	$576	$(590)

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.02	0.00
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$0.01	$(0.01)

Weighted average shares of common stock outstanding – basic and diluted	72,209	56,933

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(683)	$(717)
Income from discontinued operations, net of tax	1,259	127
Net income (loss)	$576	$(590)
Distributions per share of common stock	$0.05	$0.05

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Common stock issued to officers and directors	34,000	—	336	—	—	336
Common stock issued to retire PIUs	50,826	1	196	—	—	197
Amortization of restricted stock	32,857	—	329	—	—	329
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Cash dividends	—	—	(5,684)	—	(22)	(5,706)
Offering costs	—	—	(122)	—	—	(122)
Net income (loss)	—	—	—	(420)	10	(410)
Balance, June 30, 2010	56,823,288	$568	$407,796	$(49,056)	$—	$359,308

Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Common stock issued to officers and directors	44,280	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	13,235,833	132	91,683	—	—	91,815
Amortization of restricted stock	53,369	1	608	—	—	609
Cash dividends	—	—	(7,218)	—	—	(7,218)
Net income	—	—	—	1,231	—	1,231
Balance, June 30, 2011	71,990,538	$720	$500,283	$(89,463)	$—	$411,540

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Operating activities:
Net income (loss)	$1,382	$(221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,845	11,848
Depreciation included in discontinued operations	501	3,043
Deferred tax (benefit) expense	(91)	5
Loss on disposal of assets	2	14
Gain on sale of collegiate housing property	(2,388)	—
Loss on extinguishment of debt	351	—
Loss on extinguishment of debt included in discontinued operations	406	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,106	—
Amortization of deferred financing costs	568	624
Amortization of deferred financing costs included in discontinued operations	2	44
Loss on interest rate cap	5	231
Amortization of unamortized debt premiums	(195)	(199)
Distributions of earnings from unconsolidated entities	194	227
Noncash compensation expense related to stock-based incentive awards	753	382
Equity in earnings (losses) of unconsolidated entities	18	(86)
Change in operating assets and liabilities	(2,475)	(3,409)
Net cash provided by operating activities	14,984	12,503
Investing activities:
Property acquisitions, net of cash acquired	(38,950)	—
Purchase of corporate furniture and fixtures	(22)	(43)
Restricted cash	1,231	(588)
Investment in collegiate housing properties	(10,722)	(8,275)
Proceeds from sale of collegiate housing properties	57,515	—
Payments on notes receivable	39	2,078
Loan to participating development	(8,128)	—
Earnest money deposits	(325)	—
Investment in assets under development	(10,381)	—
Investment in unconsolidated entities	—	(40)
Net cash used in investing activities	(9,743)	(6,868)
Financing activities:
Payment of mortgage and construction notes	(21,352)	(6,923)
Payment of offering costs	(472)	(122)
Debt refund costs	46	6
Debt extinguishment costs	(351)	—
Repayments of line of credit	(3,700)	—
Proceeds from common stock offering	92,274	—
Redemption of noncontrolling interests	—	(167)
Dividends and distributions paid to common and restricted stockholders	(7,218)	(5,684)
Dividends and distributions paid to noncontrolling interests	(137)	(566)
Net cash provided by (used in) financing activities	59,090	(13,456)
Net increase (decrease) in cash and cash equivalents	64,331	(7,821)
Cash and cash equivalents, beginning of period	6,958	31,169
Cash and cash equivalents, end of period	$71,289	$23,348

See accompanying notes to the condensed consolidated financial statements.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$9,849	$10,830
Income taxes paid	$182	$179

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures.  As of June 30, 2011, the Trust had $39.6 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the six months ended June 30, 2011 and 2010, twelve properties were classified as part of discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Five of these properties were sold in the fourth quarter of 2010 and the remaining 7 were sold in 2011 (see Note 8).

Repairs, maintenance and major improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash in the accompanying condensed consolidated balance sheets as the funds are not available for current use.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures, limited liability companies and limited partnerships using the equity method whereby the cost of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures, limited liability companies and limited partnerships are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying condensed consolidated balance sheets.

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

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock will depend upon market conditions and other factors to be determined by the Trust and may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust has no obligation to sell any of the common stock, and may at any time suspend offers under the agreements or terminate the agreements. As of June 30, 2011, the Trust had sold 1.8 million shares of common stock under the equity distribution program for net proceeds of approximately $12.4 million.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP.  The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. Total compensation expense relating to the ESPP was $13,395 for the six months ended June 30, 2011.

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

The Trust had no unrecognized tax benefits as of June 30, 2011 and 2010.  As of June 30, 2011, the Trust did not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of June 30, 2011, open tax years generally include tax years for 2007, 2008 and 2009. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  At June 30, 2011 and 2010, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”)  and profits interest units (“PIU”) (see Note 9) are referred to as noncontrolling interests.  The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust determined that the Operating Partnership Units and the University Towers Operating Partnership Units met the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

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

As of June 30, 2011 and 2010, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership Units	903,738
University Towers Operating Partnership Units	207,257
Total potentially dilutive securities	1,110,995

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three and six months ended June 30, 2011and 2010, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $0.4 million. No additional impairment has been recorded through June 30, 2011. The carrying value of goodwill was $3.1 million at June 30, 2011 and December 31, 2010, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $0.1 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete.  For the six months ended June 30, 2011 and 2010, there was $0.5 million and no revenue recognized, respectively, related to cost savings agreements on development projects.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute.  The Trust will develop and manage the building, which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18.0 million second mortgage, (c) receive a $3.0 million fee for providing a repayment guarantee of the construction first mortgage, and (d) receive a 10-year management contract. As of June 30, 2011, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheet. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid. If the construction loan and second mortgage had been repaid prior to June 30, 2011, the Trust would have recognized development services revenue net of costs of $1.1 million, guarantee fee revenue of $3.0 million and interest income of $1.0 million since the commencement of the project.

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

Recent accounting pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The Trust is currently evaluating the impact of adoption on its consolidated financial statements.

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

3. Investments in unconsolidated entities

As of June 30, 2011, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership;

•	APF EDR, LP, a Delaware limited partnership, 10% owned by the Operating Partnership;

•	APF EDR Food Services LP, a Delaware limited partnership, 10% owned by the Operating Partnership; and

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the six months ended June 30, 2011 and 2010:

	2011	2010
	(In thousands)
Results of Operations:
Revenues	$5,654	$8,005
Net income (loss)	(338)	230
Equity in earnings (losses) of unconsolidated entities	$(18)	$86

These entities primarily own collegiate housing communities which are managed by the Trust.  As of June 30, 2011 and December 31, 2010, the Trust had $0.6 million and $0.1 million in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of June 30, 2011, the Trust had $0.7 million in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheet (see Note 2).

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

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the Second Amended Revolver and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2011, our borrowing base was $43.9 million, we had no amounts outstanding under the Second Amended Revolver, and we had a letter of credit outstanding of $1.5 million (see Note 6); thus, our remaining borrowing base availability was $42.4 million.

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

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2011, the Trust was in compliance with all covenants discussed above.

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

During the six months ended June 30, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

As of June 30, 2011, the Trust had outstanding mortgage and construction indebtedness of $329.8 million (excluding unamortized debt premium of $0.2 million).  Of the total, $23.5 million relates to construction debt that is disclosed below and $115.3 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $191.0 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%.  During the six months ended June 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8).

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. During the six months ended June 30, 2011, the Trust sold the cap back to the bank for $45,000 when the variable rate debt discussed above was repaid. The notional amount of the cap was $49.9 million and the cap rate was 7.0% per annum.  The Operating Partnership chose not to designate the cap as a hedge and recognized all gains or losses associated with this derivative instrument in earnings. The fair value of the interest rate cap was determined using available market information or other appropriate valuation methodologies and was classified as level 2 as defined in the authoritative guidance. At December 31, 2010, the cap had a value of $51,000 and is classified in other assets in the accompanying condensed consolidated balance sheet.

As of June 30, 2011, we had borrowed $10.5 million and $4.2 million on construction loans related to the development of a wholly-owned student apartment community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

As of June 30, 2011, the Trust had $8.8 million outstanding on a construction loan related to the development of a wholly-owned student apartment community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. As of June 30, 2011, and annually hereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness at June 30, 2011 are as follows:

Fiscal Year Ending	(In thousands)
2011 (6 months ending December 31, 2011)	$10,742
2012	70,340
2013	28,441
2014	53,362
2015	9,938
Thereafter	156,961
Total	329,784
Unamortized debt premium	205
Outstanding at March 31, 2011, net of unamortized premiums	$329,989

As of June 30, 2011, the outstanding mortgage and construction debt had a weighted average interest rate of 5.61% and carried a weighted average term to maturity of 4.01 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011					Six Months Ended June 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$52,312	$—	$—	$—	$52,312	$47,837	$—	$—	$—	$47,837
Other leasing revenue	—	—	—	—	—	—	—	—	—	—
Third-party development consulting services	—	3,273	—	(924)	2,349	—	1,341	—	—	1,341
Third-party management services	—	—	1,579	—	1,579	—	—	1,573	—	1,573
Intersegment revenues	—	—	1,501	(1,501)	—	—	—	1,797	(1,797)	—
Operating expense reimbursements	—	—	—	3,873	3,873	—	—	—	3,865	3,865
Total segment revenues	52,312	3,273	3,080	1,448	60,113	47,837	1,341	3,370	2,068	54,616
Segment operating expenses:
Collegiate housing leasing operations	22,532	—	—	—	22,532	21,049	—	—	—	21,049
General and administrative	—	1,540	3,346	(182)	4,704	—	1,620	3,917	—	5,537
Intersegment expenses	1,501	—	—	(1,501)	—	1,573	—	—	(1,573)	—
Reimbursable operating expenses	—	—	—	3,873	3,873	—	—	—	3,865	3,865
Total segment operating expenses	24,033	1,540	3,346	2,190	31,109	22,622	1,620	3,917	2,292	30,451
Segment net operating income (loss) (1)	$28,279	$1,733	$(266)	$(742)	$29,004	$25,215	$(279)	$(547)	$(224)	$24,165
Total segment assets, as of June 30, 2011 and December 31, 2010 (2)	$686,541	$3,127	$4,103	$—	$693,771	$713,940	$2,778	$4,427	$—	$721,145

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the six months ended June 30:

	2011	2010
Net operating income for reportable segments	$29,004	$24,165
Other unallocated general and administrative expenses	(2,969)	(2,799)
Depreciation and amortization	(13,845)	(11,848)
Ground leases	(2,732)	(165)
Nonoperating expenses	(10,211)	(10,272)
Equity in earnings (losses) of unconsolidated entities	(18)	86
Loss before income taxes and discontinued operations	$(771)	$(833)

(2)
The decrease in segment assets related to collegiate housing leasing is primarily related to the sale of seven collegiate housing communities during the six months ending June 30, 2011 offset by the purchase of three additional communities and the continued development of four collegiate housing communities for the Trust’s ownership.

The following table represents segment information for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011					Three Months Ended June 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$25,613	$—	$—	$—	$25,613	$23,335	$—	$—	$—	$23,335
Other leasing revenue	—	—	—	—	—	—	—	—	—	—
Third-party development consulting services	—	1,631	—	(558)	1,073	—	648	—	—	648
Third-party management services	—	—	745	—	745	—	—	707	—	707
Intersegment revenues	—	—	728	(728)	—	—	—	867	(867)	—
Operating expense reimbursements	—	—	—	2,018	2,018	—	—	—	1,957	1,957
Total segment revenues	25,613	1,631	1,473	732	29,449	23,335	648	1,574	1,090	26,647
Segment operating expenses:
Collegiate housing leasing operations	11,271	—	—	—	11,271	10,375	—	—	—	10,375
General and administrative	—	783	1,626	(94)	2,315	—	842	1,811	—	2,653
Intersegment expenses	728	—	—	(728)	—	867	—	—	(867)	—
Reimbursable operating expenses	—	—	—	2,018	2,018	—	—	—	1,957	1,957
Total segment operating expenses	11,999	783	1,626	1,196	15,604	11,242	842	1,811	1,090	14,985
Segment net operating income (loss) (1)	$13,614	$848	$(153)	$(464)	$13,845	$12,093	$(194)	$(237)	$—	$11,662

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended June 30:

	2011	2010
Net operating income for reportable segments	$13,845	$11,662
Other unallocated general and administrative expenses	(1,601)	(1,383)
Depreciation and amortization	(7,106)	(5,947)
Ground leases	(1,366)	(83)
Nonoperating expenses	(4,879)	(5,090)
Equity in earnings (losses) of unconsolidated entities	(23)	7
Loss before income taxes and discontinued operations	$(1,130)	$(834)

6. Commitments and contingencies

In connection with the acquisition of certain of the Trust’s properties, the previous owner disclosed to the Trust in 2004 that, in June 2001, the United States Department of Justice (“DOJ”) had notified the previous owner of an on-going investigation regarding possible violations of the Americans with Disabilities Act of 1990 (“ADA”) and the Fair Housing Amendments Act of 1988 (“FHAA”). The previous owner disclosed to us in 2004 that DOJ had reviewed the property plans for certain of its properties, that DOJ had not issued a report regarding its review, that in October 2002, DOJ had indicated to the previous owner that the investigation was being delayed for an undetermined period of time, and that DOJ had not contacted the previous owner between 2002 and August 2004. In February 2010, DOJ served a subpoena on the Trust seeking access to one of the purchased properties in connection with a complaint filed by DOJ in March 2009 against the previous owner.  On April 12, 2010, DOJ inspected the property and found violations in the construction and design of the property as shown in DOJ’s subsequent report filed with the court on May 12, 2010. At this stage, DOJ has represented that no EDR entity is a target of its investigation and that its action is limited to design and construction defects created by the previous owner in the original construction of the property. The investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings between the Trust and DOJ or the previous owner. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. The Trust is unable to predict the outcome of DOJ’s investigation.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million at June 30, 2011 and is secured by the Second Amended Revolver.

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

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  At June 30, 2011 and December 31, 2010, the Trust had reimbursable predevelopment costs of $23,362 and $31,119, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

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

7. Acquisition and development of real estate investments

On May 23, 2011, the Trust completed the purchase of Westminster House, adjacent to the University of California, Berkeley, for a purchase price of $16.0 million. On March 15, 2011, the Trust completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia (UVA), for an aggregate purchase price of $23.0 million. Combined acquisition costs for these purchases were $0.4 million and are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011. The Trust funded these acquisitions with existing cash, including cash proceeds generated by the January 2011 common stock offering (see Note 2) and sales of collegiate housing communities (see Note 8). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions:

	Allocation of
	Wertland Square and Jefferson Commons	Westminster House
	(in thousands)
Collegiate housing properties	$22,851	$15,950
Other assets	157	1
Current liabilities	(258)	(29)
Total net assets acquired	$22,750	$15,922

On October 22, 2010, the Trust completed the purchase of The GrandMarc at the Corner, a 641-bed student community at UVA in Charlottesville, Virginia. The purchase price was $45.7 million with related acquisition costs of $1.5 million.  The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27.0 million. In conjunction with the acquisition, the Trust entered into a 99-year ground lease which requires an increase in annual rent expense based on the higher of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the six months ended June 30, 2011, the Trust recognized $2.4 million in the accompanying condensed consolidated statement of operations related to the ground lease. A summary follows of the fair values of assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation of
GrandMarc at the Corner
(in thousands)
Collegiate housing properties	$45,194
Other assets	545
Current liabilities	(267)
Total net assets acquired	$45,472

The amounts of the acquisitions’ revenue and net income included in the Trust’s condensed consolidated statement of operations for the six months ended June 30, 2011, and the revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net Income/(loss)
	(In thousands)
Actual from 1/01/11-6/30/11	$594	$53

2011 supplemental pro forma for 1/1/11-6/30/11 (1)	$61,127	$1,952

2010 supplemental pro forma for 1/1/10-6/30/10 (1)	$56,137	$(264)

(1)
Supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to exclude $0.4 million of acquisition-related costs incurred during the six months ended June 30, 2011. Supplemental pro forma earnings for the six months ended June 30, 2010 were adjusted to include these charges.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and third project financed through the ONE Plan SM. As of June 30, 2011, the Trust had incurred $1.3 million in costs for the project which is expected to open in July of 2012 and capitalized interest costs and internal development project costs of $10,550 and $29,832, respectively, related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage new collegiate housing at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community. As of June 30, 2011, the Trust had incurred $0.1 million in costs for the project which is expected to open in July of 2012 and capitalized interest costs and internal development project costs of approximately $1,004 and $11,911, respectively, related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly owned development and second project under the ONE Plan. As of June 30, 2011, the Trust had incurred $3.5 million in costs for the project which is expected to open in July of 2013.  During the six months ended June 30, 2011, the Trust capitalized interest costs and internal development project costs of $47,850 and $38,063, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. EDR will develop, own and manage the collegiate housing communities in these first two phases. As of June 30, 2011, the Trust had incurred $3.8 million in project costs and capitalized interest costs and internal development project costs of $38,758 and $0.1 million, respectively, related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opens.

8. Disposition of real estate investments and discontinued operations

In April and June 2011, the Trust sold the Collegiate Village, located in Macon, Georgia, and Clayton Place, located in Morrow, Georgia, respectively, for a combined sales price of $28.0 million resulting in net proceeds of approximately $27.8 million after closing costs.

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

Accordingly, the results of operations of all twelve properties are included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria. The five properties included in the second agreement discussed above are classified as assets held for sale in the accompanying condensed consolidated balance sheet for the year ended December 31, 2010.

On April 7, 2009, the Trust sold the College Station collegiate housing community for a sales price of $2.6 million.  The Trust received proceeds of $0.3 million and a note receivable of $2.3 million. Payments of principal and interest, at a rate of 6% per annum, are due on a monthly basis.  The resulting net gain on disposition of approximately $0.4 million has been deferred against the note receivable until such debt is paid in full.

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three and six months ended June 30, 2011 and 2010:

	Six months	Six months
	ended June 30,	ended June 30,
	2011	2010
	(In thousands)
Collegiate housing leasing revenue	$1,130	$10,208
Collegiate housing leasing operating expenses	581	5,433
Depreciation and amortization	501	3,043
Interest expense	76	1,253
Amortization of deferred financing costs	2	44
Loss on extinguishment of debt	406	—
Income tax expense	17	—
Noncontrolling interests	(6)	8
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(447)	$427
Gain on sale of collegiate housing property	2,388	—
Noncontrolling interests	30	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$2,358	$—

	Three months	Three months
	ended June 30,	ended June 30,
	2011	2010
	(In thousands)
Collegiate housing leasing revenue	$212	$5,059
Collegiate housing leasing operating expenses	145	2,751
Depreciation and amortization	235	1,528
Interest expense	—	629
Amortization of deferred financing costs	—	22
Income tax expense (benefit)	2	(1)
Noncontrolling interests	(2)	3
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(168)	$127
Gain on sale of collegiate housing property	1,445	—
Noncontrolling interests	18	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$1,427	$—

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaces the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan as well as 3,147,500 additional shares. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. At June 30, 2011 and December 31, 2010, unearned compensation related to restricted stock totaled $1.6 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2011 and 2010, compensation expense of $0.4 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

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

On January 1, 2011 and March 11, 2010, the Trust adopted the 2011 Long-Term Incentive Plan (the “2011 LTIP”) and 2010 Long-Term Incentive Plan (the “2010 LTIP”), respectively. The purpose of the 2011 LTIP and 2010 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2011, the Trust issued 138,000 of time vested restricted stock and 207,000 performance vested RSUs to executives and key employees under the 2011 LTIP pursuant to the 2004 Plan described above. On April 13, 2010, the Trust issued 136,000 shares of time vested restricted stock and 204,000 RSUs to executives and key employees under the 2010 LTIP pursuant to the 2004 Plan described above. The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust. The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2011 to January 1, 2014 for the 2011 LTIP and beginning January 1, 2010 to January 1, 2013 for the 2010 LTIP (the “Performance Periods”). At the end of the Performance Periods, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. At June 30, 2011 and December 31, 2010, unearned compensation related to RSUs totaled $1.1 million and $0.5 million and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2011 and 2010, compensation expense of $0.3 million and $0.1 million, respectively, was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

PIUs were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership.  On June 3, 2010, the Trust redeemed all of the outstanding PIUs for $0.2 million cash and 50,826 shares of the Trust’s common stock with a market value of $0.3 million.  For purposes of the 2004 Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one common unit of the Operating Partnership. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, the Trust did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs were treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010 was $0.8 million and $0.4 million, respectively. Additionally during the six months ended June 30, 2011, the Trust issued 44,280 shares to its independent directors pursuant to the 2011 Plan discussed above. During the six months ended June 30, 2010, the Trust issued 4,000 shares of common stock to an executive officer and 30,000 shares to its independent directors pursuant to the 2004 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2011 is as follows:

Stock
Awards(1)
Outstanding at December 31, 2010	652,826
Granted	389,280
Retired	—
Outstanding at June 30, 2011	1,042,106
Vested at June 30, 2011	362,159

(1)	Includes restricted stock and RSU awards.

10. Subsequent events

Our board of directors declared a distribution of $0.07 per share of common stock for the quarter ended on June 30, 2011. The distribution is payable on August 16, 2011 to stockholders of record at the close of business on July 29, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II, Item 1A. Risk Factors” below. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

All references to “we,” “our,” “us,” “EDR,” “Trust” and the “Company” in this Report mean Education Realty Trust, Inc. and its consolidated subsidiaries, except where it is made clear that the term means only Education Realty Trust, Inc.

Overview

We are a self-managed and self-advised real estate investment trust (“REIT”) engaged in the ownership, acquisition and management of high-quality collegiate housing communities. We also provide collegiate housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high-quality collegiate housing communities in the United States in terms of total beds both owned and under management.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the footnotes to the accompanying condensed consolidated financial statements. Inter-company fees are reflected at the contractually stipulated amounts.

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 89.2% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2011.

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

Development consulting services

For the six months ended June 30, 2011, revenue from our development consulting services represented approximately 5.6% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2011, revenue from our management services segment represented approximately 5.2% of our revenue, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

For the six months ended June 30, 2011, same-community revenue per available bed increased to $412 and same-community physical occupancy increased to 90.5% compared to revenue per available bed of $401 and physical occupancy of 89.2% for the six months ended June 30, 2010. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio. As would be expected, individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

As of July 18, 2011, same-community preleasing for the 2011/2012 lease term is 113 basis points ahead of the prior year in occupancy with 85.0% of beds preleased for the fall.  Net rental rates for the 2011/2012 lease term are currently projected to be approximately 4.0% ahead of the prior lease term.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of deteriorating credit markets, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010. Beginning in the summer of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. They also continue to receive requests for proposals on new development projects. This improvement in the development consulting market over the prior year is evidenced by the Trust’s active development projects, three third-party developments and one participating development, and a 75.1% increase in third-party development revenue to $2.3 million for the six months ended June 30, 2011.

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

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010 with an increase of around 0.1%.  For the six months ended June 30, 2011, same-community operating expenses were up approximately 2.8% from the same period in 2010, which includes the impact of real estate tax refunds recorded in the second quarter of 2010. The Trust anticipates full year operating expense growth to remain within the range of 2% to 3% as it continues to focus on operating its properties as efficiently as possible.

General and administrative costs

In the first half of 2010, we began a reorganization plan, and as a result, saw a 2.8% reduction in general and administrative expenses (G&A), before reorganization, development pursuit and acquisition costs, when compared to the same period in 2009. Historically, we have presented all G&A costs, including regional and corporate costs of supporting our communities, as one line in our consolidated statement of operations. We intend to present G&A costs in this fashion for the remainder of the year. However, beginning in 2012 we intend to report the G&A costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A. We believe the new presentation will improve comparability within the industry and provide a better reflection of the total cost to operate a property. For the six months ended June 30, 2011, G&A of $7.5 million, before reorganization, development pursuit costs and acquisition costs, remained flat when compared to the same period in 2010 as we maintain the operating efficiencies implemented in 2010. Third-party development and management services contributed to $2.6 million of these expenses for the six months ended June 30, 2011 and 2010, G&A expenses for our owned portfolio contributed to $2.0 million and $2.1 million in 2011 and 2010, respectively, and corporate G&A contributed to $2.8 million of these expenses in both 2011 and 2010.

Asset Repositioning and Capital Recycling

As previously reported, the Trust completed the sale of five communities in January 2011. These transactions culminated a significant repositioning of the Trust’s portfolio that began in the fourth quarter of 2010. The five communities had over 1,900 beds and were at mostly smaller universities with limited barriers to entry. With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million (see Note 8 to the accompanying condensed consolidated financial statements).

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, that had been master leased to the respective universities for an aggregate sale price of $28.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of just under $28.0 million will be used to fund development and acquisition activity and for general working capital purposes.
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

In May 2011, we completed the purchase of a historic community adjacent to the University of California, Berkeley for a total purchase price of approximately $16.3 million.  The Westminster House community, comprised of two buildings adjacent to the north and south sides of the campus, contains a total of 167 beds.

We believe these transactions helped the Trust recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities.  We believe these steps improved the quality of the Trust’s portfolio and position the Trust for better long-term growth potential.

We currently have five active, owned and participating developments that are all progressing on or ahead of schedule. In July, we began construction on projects at the University of Connecticut, University of Alabama and Syracuse University. During the quarter ended June 30, 2011, we celebrated the completion of the concrete slab for the top floor, or the “topping out,” of the 20-story development at Johns Hopkins University. As of June 30, 2011, we had funded all of the $18.0 million in financing we had committed to the Johns Hopkins participating project.

In January 2011, we completed a follow-on offering of 13.2 million shares of our common stock; including 1.7 million shares purchased by the underwriters pursuant to an overallotment option (see Note 2 to the accompanying condensed consolidated financial statements). We received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  A portion of the proceeds was used to repay approximately $19.3 million of debt with the remaining proceeds expected to be used to fund our current developments, fund future acquisitions and developments and for general corporate purposes.

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

Repairs and maintenance

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use and are recorded as restricted cash on our condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The Trust is currently evaluating the impact of adoption on its consolidated financial statements.

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

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table presents the results of operations for Education Realty Trust, Inc. for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011					Six Months Ended June 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$52,312	$—	$—	$—	$52,312	$47,837	$—	$—	$—	$47,837
Third-party development consulting services	—	3,273	—	(924)	2,349	—	1,341	—	—	1,341
Third-party management services	—	—	1,579	—	1,579	—	—	1,573	—	1,573
Intersegment revenues	—	—	1,501	(1,501)	—	—	—	1,797	(1,797)	—
Operating expense reimbursements	—	—	—	3,873	3,873	—	—	—	3,865	3,865
Total segment revenues	52,312	3,273	3,080	1,448	60,113	47,837	1,341	3,370	2,068	54,616
Segment operating expenses:
Collegiate housing leasing operations	22,532	—	—	—	22,532	21,049	—	—	—	21,049
General and administrative	—	1,540	3,346	(182)	4,704	—	1,620	3,917	—	5,537
Intersegment expenses	1,501	—	—	(1,501)	—	1,573	—	—	(1,573)	—
Reimbursable operating expenses	—	—	—	3,873	3,873	—	—	—	3,865	3,865
Total segment operating expenses	24,033	1,540	3,346	2,190	31,109	22,622	1,620	3,917	2,292	30,451
Segment net operating income (loss) (1)	$28,279	$1,733	$(266)	$(742)	$29,004	$25,215	$(279)	$(547)	$(224)	$24,165

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the six months ended June 30:

	2011	2010
Net operating income for reportable segments	$29,004	$24,165
Other unallocated general and administrative expenses	(2,969)	(2,799)
Depreciation and amortization	(13,845)	(11,848)
Ground leases	(2,732)	(165)
Nonoperating expenses	(10,211)	(10,272)
Equity in earnings (losses) of unconsolidated entities	(18)	86
Loss before income taxes and discontinued operations	$(771)	$(833)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the six months ended June 30, 2011 and 2010 were as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,	Favorable
Wholly-owned communities:	2011 (9)	2010 (9)	(Unfavorable)
Occupancy
Physical (1)	90.4%	89.2%	112	bps
Economic (2)	88.8%	87.7%	115	bps
NarPAB (3)	$399	$379	$20
Other income per avail. bed (4)	$22 20	$21	$1
RevPAB (5)	$421	$400	$21
Operating expense per bed (6)	$181	$176	$(5)
Operating margin (7)	56.9%	56.0%	93	bps
Design Beds (8)	124,434	119,292	5,142

Same-communities (10):
Occupancy
Physical (1)	90.5%	89.2%	128	bps
Economic (2)	89.0%	87.4%	163	bps
NarPAB (3)	$391	$380	$11
Other income per avail. bed (4)	$21	$21	$—
RevPAB (5)	$412	$401	$11
Operating expense per bed (6)	$181	$176	$(5)
Operating margin (7)	56.0%	56.0%	—	bps
Design Beds (8)	119,322	119,292	30

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full six months ended June 30, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $52.3 million for the six months ended June 30, 2011. This represents an increase of $4.5 million, or 9.4%, from the same period in 2010. This increase included $3.1 million related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, and Westminster House located in Berkeley, California and $1.4 million from a 2.8% increase in same-community revenue.  The same-community revenue growth was driven by a 1.3% improvement in occupancies, a 1.7% improvement in net rental rates and a 0.2% decrease in other rental revenue.

Operating expenses in the collegiate housing leasing segment increased $1.5 million, or 7.0%, to $22.5 million for the six months ended June 30, 2011 as compared to the same period in 2010. The four new communities discussed above added $0.9 million of operating expenses over the prior year. In addition, same-community operating expenses increased $0.6 million, or 2.8%, over the same period in the prior year primarily due to real estate tax refunds recorded in the same period in 2010 and an increase in the cost of utilities and marketing expenses.

Development consulting services

The following table represents the development consulting projects that were active during the six months ended June 30, 2011 and 2010:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2011	2010	Difference
University of Michigan	896	Development fee	$—	$1	$(1)
Centennial Hall	454	Development fee	266	67	199
Indiana University of Pennsylvania — Phase IV	596	Cost Savings	456	535	(79)
Colorado State University — Pueblo II	500	Development fee	1	513	(512)
East Stroudsburg University	969	Development fee	1,006	—	1,006
Mansfield University of Pennsylvania	634	Development fee	495	—	495
Miscellaneous development fees		Termination fee	125	225	(100)
Third-party development consulting services			2,349	1,341	1,008
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	924	—	924
Development consulting services			$3,273	$1,341	$1,932

Development consulting services revenue increased $1.9 million, or 144.1%, to $3.3 million for the six months ended June 30, 2011 as compared to the same period in 2010.  Third-party development consulting revenue increased $1.0 million from the prior year primarily due to three new active development projects that contributed to $1.7 million of the increase offset by a decline in revenue of $0.6 million related to three development projects completed in the prior year and a decline in revenue of $0.1 million related to consulting services that were unrelated to an active development project. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.9 million of additional revenue. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment they are included in the segment financial statements above and deferred in the adjustments/eliminations column.  If the construction loan and second mortgage had been repaid prior to June 30, 2011, the Trust would have recognized development services revenue net of costs of $1.1 million, guarantee fee revenue of $3.0 million and interest income of $1.0 million since the commencement of the project.

General and administrative expenses decreased $0.1 million or 4.9% for the six months ended June 30, 2011 compared to the same period in the prior year. This decrease is primarily due to a decline in third-party development pursuit costs offset by an increase in payroll costs related to the increased development activity. Internal development project costs are capitalized as part of the cost of the project in the accompanying condensed consolidated financial statements. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue decreased $0.3 million or 8.6% for the six months ended June 30, 2011 when compared to the same period in 2010. This decrease is primarily due to the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010 offset by a net increase in fee revenue for existing contracts and a decline in intersegment revenues related to a reduction of the fee charged to our owned portfolio.

General and administrative costs for our management services segment decreased $0.6 million or 14.6% for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to a reduction in payroll and benefits. Excluding the impact of restructuring costs taken in 2010, general and administrative expenses year over year were reduced 1.8% from the prior year due mostly to the reduction in salary related to the reorganization program.

Depreciation and amortization

Depreciation and amortization increased $2.0 million or 16.9% during the six months ended June 30, 2011 over the same period in the prior year. This increase relates mostly to the purchase of four new properties discussed above.

Ground leases

For the six months ended June 30, 2011, the cost of ground leases increased $2.6 million, compared to the same period in the prior year, due to the addition of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010.  This community is subject to a 99-year ground lease with a fixed floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

Nonoperating expenses decreased $0.1 million for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease is attributable to a decline in interest expense of $0.5 million as the result of the repayment of variable rate debt of $35.5 million that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8 to the accompanying condensed consolidated financial statements) and the sale of the interest rate cap associated with this variable rate debt in January of 2011. These decreases in nonoperating expenses were offset by the loss on extinguishment of debt of $0.4 million incurred in the first quarter of 2011 (see Note 4 to the accompanying condensed consolidated financial statements).

Results of Operations for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011					Three Months Ended June 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$25,613	$—	$—	$—	$25,613	$23,335	$—	$—	$—	$23,335
Third-party development consulting services	—	1,631	—	(558)	1,073	—	648	—	—	648
Third-party management services	—	—	745	—	745	—	—	707	—	707
Intersegment revenues	—	—	728	(728)	—	—	—	867	(867)	—
Operating expense reimbursements	—	—	—	2,018	2,018	—	—	—	1,957	1,957
Total segment revenues	25,613	1,631	1,473	732	29,449	23,335	648	1,574	1,090	26,647
Segment operating expenses:
Collegiate housing leasing operations	11,271	—	—	—	11,271	10,375	—	—	—	10,375
General and administrative	—	783	1,626	(94)	2,315	—	842	1,811	—	2,653
Intersegment expenses	728	—	—	(728)	—	867	—	—	(867)	—
Reimbursable operating expenses	—	—	—	2,018	2,018	—	—	—	1,957	1,957
Total segment operating expenses	11,999	783	1,626	1,196	15,604	11,242	842	1,811	1,090	14,985
Segment net operating income (loss) (1)	$13,614	$848	$(153)	$(464)	$13,845	$12,093	$(194)	$(237)	$—	$11,662

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended June 30:

	2011	2010
Net operating income for reportable segments	$13,845	$11,662
Other unallocated general and administrative expenses	(1,601)	(1,383)
Depreciation and amortization	(7,106)	(5,947)
Ground leases	(1,366)	(83)
Nonoperating expenses	(4,879)	(5,090)
Equity in earnings (losses) of unconsolidated entities	(23)	7
Loss before income taxes and discontinued operations	$(1,130)	$(834)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the three months ended June 30, 2011 and 2010 were as follows:

	Three months	Three months
	ended	ended
	June 30,	June 30,	Favorable
Wholly-owned communities:	2011 (9)	2010 (9)	(Unfavorable)
Occupancy
Physical (1)	88.0%	87.1%	96	bps
Economic (2)	85.6%	84.8%	88	bps
NarPAB (3)	$386	$367	$19
Other income per avail. bed (4)	$23	$24	$(1)
RevPAB (5)	$409	$391	$18
Operating expense per bed (6)	$180	$174	$(6)
Operating margin (7)	56.0%	55.5%	46	bps
Design Beds (8)	62,620	59,646	2,974

Same-communities (10):
Occupancy
Physical (1)	88.2%	87.1%	114	bps
Economic (2)	85.9%	84.5%	137	bps
NarPAB (3)	$378	$367	$11
Other income per avail. bed (4)	$22	$24	$(2)
RevPAB (5)	$400	$391	$9
Operating expense per bed (6)	$179	$174	$(5)
Operating margin (7)	55.1%	55.5%	(40	)bps
Design Beds (8)	59,661	59,646	15

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full three months ended June 30, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $25.6 million for the three months ended June 30, 2011. This represents an increase of $2.3 million, or 9.8%, from the same period in 2010. This increase included $1.8 million related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, and Westminster House located in Berkeley, California and $0.5 million from a 2.2% increase in same-community revenue.  The same-community revenue growth was driven by a 1.2% improvement in occupancies, a 1.6% improvement in net rental rates and a 0.6% decline in other revenue related to summer camp income.

Operating expenses in the collegiate housing leasing segment increased $0.9 million, or 8.6%, to $11.3 million for the three months ended June 30, 2011 as compared to the same period in 2010. The four new communities discussed above added $0.6 million of operating expenses over the prior year. In addition, same-community operating expenses increased $0.3 million, or 3.2%, over the same period in the prior year primarily due to real estate tax refunds recorded in the second quarter of 2010 and an increase in marketing and general and administrative expenses.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended June 30, 2011 and 2010:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2011	2010	Difference
Centennial Hall	454	Development fee	114	67	47
Indiana University of Pennsylvania — Phase IV	596	Development fee	—	202	(202)
Colorado State University — Pueblo II	500	Development fee	1	154	(153)
East Stroudsburg University	969	Development fee	606	—	606
Mansfield University of Pennsylvania	634	Development fee	352	—	352
Miscellaneous development fees		Termination fee	—	225	(225)
Third-party development consulting services			1,073	648	425
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	558	—	558
Development consulting services			$1,631	$648	$983

Development consulting services revenue increased $1.0 million, or 151.7%, to $1.6 million for the three months ended June 30, 2011 as compared to the same period in 2010.  Third-party development consulting revenue increased $0.4 million from the prior year primarily due to three new active development projects that contributed an increase of $1.0 million which was offset by a decline in revenue of $0.4 million related to two development projects completed in the prior year and a decline in revenue of $0.2 million related to consulting services that were unrelated to an active development project. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.6 million of additional revenue. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

General and administrative expenses decreased $0.1 million or 7.0% for the three months ended June 30, 2011 compared to the same period in the prior year. This decrease is primarily due to a decline in third-party development pursuit costs offset by an increase in payroll costs related to the increased development activity. Internal development project costs are capitalized as part of the cost of the project in the accompanying condensed consolidated financial statements. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue decreased $0.1 million or 6.4% for the three months ended June 30, 2011 when compared to the same period in 2010. This decrease is primarily due to a decline in intersegment revenues related to a reduction of the fee charged to our owned portfolio and the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010 offset by a net increase in fee revenue for existing contracts.

General and administrative costs for our management services segment decreased $0.2 million or 10.2% for the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to a reduction in payroll and benefits. Excluding the impact of restructuring costs taken in 2010 general and administrative expenses were flat compared to the prior year.

Depreciation and amortization

Depreciation and amortization increased $1.2 million or 19.5% during the three months ended June 30, 2011 over the same period in the prior year. This increase relates mostly to the purchase of four new properties discussed above.

Ground leases

For the three months ended June 30, 2011, the cost of ground leases increased $1.3 million, compared to the same period in the prior year, due to the addition of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010.  This community is subject to a 99-year ground lease. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Funds from Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically  real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The Trust also uses core funds from operations, or Core FFO, as an operating performance measure.  Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes.  The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects.  Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions, impairment losses and reorganization or severance costs.  We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of the Trust’s assets.  In addition, management uses Core FFO in the assessment of the Trust’s operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing the Trust to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	2011	2010	2011	2010
Net income (loss) attributable to Education Realty Trust, Inc.	$576	$(590)	$1,231	$(420)
Gain on sale of collegiate housing assets	(1,445)	—	(2,388)	—
Collegiate housing property depreciation and amortization of lease intangibles	6,983	5,845	13,603	11,640
Real estate depreciation and amortization included in equity in earnings of investees	111	124	221	248
Depreciation and amortization of discontinued operations	235	1,528	501	3,043
Noncontrolling interests	(60)	(12)	151	199
FFO	6,400	6,895	13,319	14,710

FFO adjustments:
Loss on extinguishment of debt	—	—	757	—
Acquisition costs	202	—	373	—
Straight-line adjustment for ground leases	1,053	—	2,106	—
Reorganization/severance costs, net of taxes	—	134	—	307
FFO adjustments:	1,255	134	3,236	307

FFO on Participating Developments:
Interest on loan to Participating Development	393	—	678	—
Development fees on Participating Development, net of costs and taxes	317	—	519	—
FFO on Participating Developments:	710	—	1,197	—

Core FFO	$8,365	$7,029	$17,752	$15,017

Liquidity and Capital Resources

Second Amended Revolver, Master Secured Credit Facility and other indebtedness

On November 20, 2009, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended Revolver”). The Second Amended Revolver amended and restated the existing secured revolving credit facility agreement dated March 30, 2006. The previous facility had a maximum availability of $100 million and was scheduled to mature on March 30, 2010. The Second Amended Revolver has a maximum availability of $95 million and matures on November 20, 2012, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions

Availability under the Second Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) of the properties securing the facility and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2011, our borrowing base was $43.9 million, we had no amounts outstanding under the Second Amended Revolver and we had letters of credit outstanding of $1.5 million (see Note 6 to our accompanying condensed consolidated financial statements); thus, our remaining borrowing base availability was $42.4 million. As of June 30, 2011, the Trust had eleven properties unencumbered by mortgage debt.  Five of the eleven properties have, however, been pledged as collateral against any borrowings under our Second Amended Revolver.

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

The Second Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2011, the Trust was in compliance with all covenants discussed above.

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

As of June 30, 2011, the Trust had outstanding mortgage and construction indebtedness of $329.8 million (excluding unamortized debt premium of $0.2 million). Of the total, $23.5 million relates to construction debt that is disclosed below and $115.3 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $191.0 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%.  During the six months ended June 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8 to the accompanying condensed consolidated financial statements).

As of June 30, 2011, the Trust had borrowed $10.5 million and $4.2 million on construction loans related to the development of a wholly owned student apartment community near Southern Illinois University (Carbondale) (see Note 7 in the accompanying condensed consolidated financial statements). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, annually, a debt service coverage ratio calculated on a rolling 12 months basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

As of June 30, 2011, the Trust had $8.8 million outstanding on a construction loan related to the development of a wholly-owned student apartment community at Syracuse University (see Note 7 to the accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 110 basis point margin and is interest only through September 29, 2011. As of June 30, 2011, and annually hereafter, a debt service coverage ratio calculated on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained in order to extend the loan until September 29, 2013, with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the six months ended June 30, 2011, we generated $15.0 million of cash from operations, received proceeds of $92.3 million from equity offerings and disposed of seven communities for net proceeds of $57.5 million. When combined with $7.0 million of existing cash, we were able to invest $10.7 million of capital into existing communities, acquire three communities for $39.0 million, repay $3.7 million under the Second Amended Revolver, repay $21.4 million of mortgage debt, invest $10.4 million in assets under development, distribute $7.4 million to our stockholders and unitholders, fund $8.1 million of the second mortgage to East Baltimore Development, Inc. for the Johns Hopkins project and end the quarter with approximately $71.3 million of cash.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.28 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling capital by way of potential asset sales and raising additional equity capital. We believe that these sources of capital will be sufficient to provide for our short-term capital needs.

Distributions for the six months ended June 30, 2011 totaled $7.4 million or $0.10 per weighted average share/unit, compared to cash provided by operations of $15.0 million, or $0.21 per weighted average share/unit. During the second quarter of 2011, the BOD increased the annual dividend target 40% from $0.20 to $0.28 per share/unit to become effective with the August 16, 2011 dividend.

Based on our closing share price of $8.57 on June 30, 2011, our total enterprise value was $887.0 million.  With net debt (total debt less cash) of $258.5 million as of June 30, 2011, our debt to enterprise value was 29.1% compared to 43.9% at December 31, 2010.  With gross assets of $935.0 million, which excludes accumulated depreciation of $152.0 million, our debt to gross assets ratio was 35.3% as of June 30, 2011 as compared to 41.5% as of December 31, 2010.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offering in January 2011, selling 13.2 million shares, including the underwriters’ overallotment option.  A portion of the approximately $91.7 million of net proceeds,  after deducting the underwriting discount and other offering costs, was used to repay approximately $19.3 million of debt with the remaining proceeds expected to be used to fund the Trust’s current developments, fund future acquisitions and developments and for general corporate purposes.

As discussed in Note 2 to the accompanying condensed consolidated financial statements, the Trust implemented an at-the-market equity distribution program during the second quarter of 2010.  The Trust may sell shares of its common stock having an aggregate offering amount of up to $50 million.  For the six months ended June 30, 2011, the Trust did not sell any shares of common stock under the equity distribution program.

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

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, that had been master leased to the respective universities for an aggregate sale price of $28.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of just under $28.0 million will be used to fund development and acquisition activity and for general working capital purposes.

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

The Trust has four active development projects it is developing for its ownership with aggregate project costs of $183.8 million. Through June 30, 2011, $8.7 million of the costs have already been incurred and funded.

On May 23, 2011, the Trust completed the purchase of Westminster House, adjacent to the University of California, Berkeley, for a purchase price of $16.0 million. On March 15, 2011, the Trust completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia (UVA), for an aggregate purchase price of $23.0 million. Combined acquisition costs for these purchases were $0.4 million and are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011. The Trust funded these acquisitions with existing cash, including cash proceeds generated by the January 2011 common stock offering and sales of collegiate housing communities discussed above.

Our existing universal shelf registration statement permits us to issue up to $250 million in securities, including equity or debt securities, from time to time in one or more transactions depending on market conditions and terms.  As of June 30, 2011, $103.5 million of securities registered remains available for issuance.

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

In 2007, we began developing projects for the Trust’s ownership.  In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be the Trust’s third wholly-owned development and second project under the ONE Plan SM. In September of 2010, the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The two phases are scheduled to be completed in 2012 and 2013, respectively.  In February 2011, Syracuse University selected the Trust to develop, own and manage new collegiate housing on its campus with a scheduled completion date of summer 2012. This will be the second EDR on-campus development at this prominent university and our third project financed through the ONE Plan SM.  In February 2011, the Trust executed an agreement with the Edwards Company to develop, own and manage new collegiate housing at the University of Alabama in Tuscaloosa. The collegiate housing will be owned jointly by the two companies and is scheduled to open in the summer of 2012. The Trust is the majority owner and managing member of the joint venture. As opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with the Trust.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Second Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership Units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Second Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of June 30, 2011, we were in compliance with all covenants related to our Second Amended Revolver.

Commitments

The following table summarizes our contractual obligations as of June 30, 2011:

	Payment due by Period
	(In thousands)
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$10,742	$98,781	$63,300	$156,961	$329,784
Contractual Interest Obligations(2)	9,402	29,702	20,263	15,261	74,628
Operating Lease and Future Purchase Obligations (3)	6,119	16,510	12,298	458,646	493,573
Capital Reserve Obligations(4)	633	2,357	2,000	1,778	6,768
Total	$26,896	$147,350	$97,861	$632,646	$904,753

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties, amounts due under the Second Amended Revolver and construction loan agreements. The first mortgage debt does not include $0.2 million of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of June 30, 2011.  The Trust has $23.5 million of variable rate debt as of June 30, 2011.

(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases of $483.2 million) and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our board of directors. We may be required to use borrowings under our Second Amended Revolver, if necessary, to meet REIT distribution requirements and maintain our REIT status.  Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the second quarter of 2011, the BOD increased the annual dividend target 40% from $0.20 to $0.28 per share/unit to become effective with the August 16, 2011 dividend.

Our board of directors declared a second quarter distribution of $0.07 per share of common stock for the quarter ended on June 30, 2011. The distribution is payable on August 16, 2011 to stockholders of record at the close of business on July 29, 2011.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million at June 30, 2011 and is secured by the Second Amended Revolver.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2011, we had fixed rate debt of $306.3 million. Holding other variables constant a 100 basis point increase in interest rates would cause a $10.8 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $11.4 million increase in the fair value of our fixed rate debt. As of June 30, 2011, 92.9% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average rate of 5.93% and an average term to maturity of 4.26 years.

As of June 30, 2011, we had borrowed $23.5 million on construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to LIBOR plus an applicable margin with $8.8 million and $14.5 million maturing in 2011 and 2012, respectively. We have the option to extend the loan maturing in 2011 to 2013 if certain debt service coverage ratio requirements are maintained.

Additionally, in 2008, we borrowed $49.9 million to refinance mortgage debt. The loans bore interest at 30-day LIBOR plus an applicable margin and matured on January 1, 2014.  In order to hedge the interest rate risk associated with these loans, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million.  The interest rate cap effectively limited the interest rate on $49.9 million of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. The Operating Partnership had chosen not to designate the cap as a hedge and recognized all gain or loss associated with this derivative instrument in earnings.  During the six months ended June 30, 2011, the Trust repaid the entire balance of this variable rate debt and sold the cap back to the bank for $45,000.

We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Security and Exchange Commission (“SEC”), and to ensure that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-
15(f) of the Exchange Act) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings.

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   Issuer Purchases of Equity Securities

During the three months ended June 30, 2011, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 716 shares of our common stock for approximately $5,969 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the second quarter of 2011.  We also directed the plan administrator to purchase 736 shares of our common stock for approximately $6,200 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended June 30, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2011	192	$8.31	―	―
May 1-31, 2011	896	8.33	―	―
June 1-30, 2011	364	8.51	―	―
Total	1,452	$8.38	―	―

(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our board of directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP, which was adopted in June 2008.

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

EDUCATION REALTY TRUST, INC.

Date: August 5, 2011	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: August 5, 2011	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: August 5, 2011	By /s/ J. Drew Koester
J. Drew Koester
Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009).

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

12	Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101. SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 and the three months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Condensed Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.