Form 10-Q
period 2011-09-30
Education Realty Trust, Inc.
filed 2011-11-09
CIK 1302343

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 9, 2011, the latest practicable date, the Registrant had outstanding 91,986,441 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011
TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2011 and 2010	5

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2011 and 2010	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	52

Item 4. [Removed and Reserved]	52

Item 5. Other Information	52

Item 6. Exhibits	52

Signatures	53

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Assets:
Collegiate housing properties, net	$701,310	$652,603
Collegiate housing properties – held for sale	—	45,044
Assets under development	35,348	1,146
Corporate office furniture, net	576	855
Cash and cash equivalents	47,342	6,958
Restricted cash	4,600	4,791
Student contracts receivable, net	375	309
Receivable from managed third parties	477	527
Notes receivable	18,000	9,872
Goodwill and other intangibles, net	3,313	3,284
Other assets	14,392	11,291
Total assets	$825,733	$736,680

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$335,864	$367,631
Revolving line of credit	—	3,700
Accounts payable	1,920	984
Accrued expenses	25,486	17,340
Deferred revenue	14,783	12,243
Total liabilities	378,053	401,898

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	10,880	10,039

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 76,120,789 and 58,657,056 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	762	587
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	531,967	414,850
Accumulated deficit	(95,929)	(90,694)
Total equity	436,800	324,743
Total liabilities and equity	$825,733	$736,680

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Revenues:
Collegiate housing leasing revenue	$77,428	$69,726
Third-party development consulting services	3,481	1,675
Third-party management services	2,425	2,335
Operating expense reimbursements	6,376	11,017
Total revenues	89,710	84,753
Operating expenses:
Collegiate housing leasing operations	38,669	35,204
Development and management services	4,132	3,834
General and administrative	7,786	7,827
Depreciation and amortization	20,704	17,977
Ground lease expense	4,097	512
Reimbursable operating expenses	6,376	10,101
Total operating expenses	81,764	75,455
Operating income	7,946	9,298
Nonoperating expenses:
Interest expense	13,827	14,764
Amortization of deferred financing costs	930	908
Interest income	(129)	(401)
Loss on extinguishment of debt	351	—
Total nonoperating expenses	14,979	15,271
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(7,033)	(5,973)
Equity in earnings (losses) of unconsolidated entities	(408)	(242)
Loss before income taxes and discontinued operations	(7,441)	(6,215)
Income tax expense (benefit)	(278)	267
Loss from continuing operations	(7,163)	(6,482)
Income (loss) from discontinued operations	1,988	(34,187)
Net loss	(5,175)	(40,669)

Less: Net income (loss) attributable to the noncontrolling interest	60	(429)
Net loss attributable to Education Realty Trust, Inc.	$(5,235)	$(40,240)

Earnings (loss) per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	0.03	(0.59)
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.07)	$(0.70)

Weighted average shares of common stock outstanding – basic and diluted	72,040	57,120

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(7,198)	$(6,570)
Income (loss) from discontinued operations, net of tax	1,963	(33,669)
Net loss	$(5,235)	$(40,240)
Distributions per share of common stock	$0.17	$0.15

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2011	2010
Revenues:
Collegiate housing leasing revenue	$25,116	$21,889
Third-party development consulting services	1,132	334
Third-party management services	846	762
Operating expense reimbursements	2,503	7,152
Total revenues	29,597	30,137
Operating expenses:
Collegiate housing leasing operations	16,137	14,155
Development and management services	1,466	1,251
General and administrative	2,779	2,074
Depreciation and amortization	6,859	6,129
Ground lease expense	1,365	347
Reimbursable operating expenses	2,503	6,236
Total operating expenses	31,109	30,192
Operating loss	(1,512)	(55)
Nonoperating expenses:
Interest expense	4,443	4,889
Amortization of deferred financing costs	362	284
Interest income	(37)	(174)
Total nonoperating expenses	4,768	4,999
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(6,280)	(5,054)
Equity in earnings (losses) of unconsolidated entities	(390)	(328)
Loss before income taxes and discontinued operations	(6,670)	(5,382)
Income tax expense (benefit)	(60)	444
Loss from continuing operations	(6,610)	(5,826)
Income (loss) from discontinued operations	53	(34,622)
Net loss	(6,557)	(40,448)

Less: Net loss attributable to the noncontrolling interest	(91)	(628)
Net loss attributable to Education Realty Trust, Inc.	$(6,466)	$(39,820)

Earnings (loss) per share information:
Loss attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$(0.09)	$(0.10)
Discontinued operations	—	(0.59)
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.09)	$(0.69)

Weighted average shares of common stock outstanding – basic and diluted	73,061	57,719

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(6,518)	$ (5,723)
Income (loss) from discontinued operations, net of tax	52	(34,097)
Net loss	$(6,466)	$(39,820)
Distributions per share of common stock	$0.07	$0.05

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Common stock issued to officers and directors	34,000	—	336	—	—	336
Common stock issued to retire PIUs	50,826	1	196	—	—	197
Proceeds from issuances of common stock, net of offering costs	1,508,628	16	10,229	—	—	10,245
Amortization of restricted stock	48,190	—	474	—	—	474
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Cash dividends	—	—	(8,547)	—	(22)	(8,569)
Net income (loss)	—	—	—	(40,240)	10	(40,230)
Balance, September 30, 2010	58,347,249	$584	$415,429	$(88,876)	$—	$327,137

Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Common stock issued to officers and directors	44,280	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	17,339,251	174	128,133	—	—	128,307
Amortization of restricted stock	80,202	1	913	—	—	914
Cash dividends	—	—	(12,289)	—	—	(12,289)
Net loss	—	—	—	(5,235)	—	(5,235)
Balance, September 30, 2011	76,120,789	$762	$531,967	$(95,929)	$—	$436,800

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Operating activities:
Net loss	$(5,175)	$(40,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,704	17,977
Depreciation included in discontinued operations	450	4,615
Deferred tax benefit	(37)	(667)
Loss on disposal of assets	19	20
Loss on impairment included in discontinued operations	—	33,610
Gain on sale of collegiate housing property	(2,388)	—
Loss on extinguishment of debt	351	—
Loss on extinguishment of debt included in discontinued operations	406	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,157	263
Amortization of deferred financing costs	930	908
Amortization of deferred financing costs included in discontinued operations	2	66
Loss on interest rate cap	5	258
Amortization of unamortized debt premiums	(294)	(298)
Distributions of earnings from unconsolidated entities	498	995
Noncash compensation expense related to stock-based incentive awards	1,153	583
Equity in (earnings) losses of unconsolidated entities	408	242
Change in operating assets and liabilities	5,691	8,094
Net cash provided by operating activities	25,880	25,997
Investing activities:
Property acquisitions, net of cash acquired	(77,081)	—
Purchase of corporate furniture and fixtures	(78)	(64)
Restricted cash	191	(1,909)
Investment in collegiate housing properties	(19,413)	(14,518)
Proceeds from sale of collegiate housing properties	57,515	—
Payments on notes receivable	75	2,078
Loan to participating development	(8,128)	(7,231)
Earnest money deposits	(575)	—
Investment in assets under development	(32,997)	(446)
Investment in unconsolidated entities	—	(40)
Net cash used in investing activities	(80,491)	(22,130)
Financing activities:
Payment of mortgage and construction notes	(22,285)	(7,979)
Payment of offering costs	(496)	(148)
Debt issuance costs	(1,154)	6
Borrowing on long-term debt	6,908	—
Debt extinguishment costs	(351)	—
Repayments of line of credit	(3,700)	—
Proceeds from common stock offering	128,786	10,385
Redemption of noncontrolling interests	—	(167)
Dividends and distributions paid to common and restricted stockholders	(12,289)	(8,547)
Dividends and distributions paid to noncontrolling interests	(424)	(626)
Net cash provided by (used in) financing activities	94,995	(7,076)
Net increase (decrease) in cash and cash equivalents	40,384	(3,209)
Cash and cash equivalents, beginning of period	6,958	31,169
Cash and cash equivalents, end of period	$47,342	$27,960

See accompanying notes to the condensed consolidated financial statements.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$14,701	$16,438
Income taxes paid	$290	$224

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

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	Allen & O’Hara Education Services, Inc. (“AOES”), a Delaware corporation performing collegiate housing management activities; and

•	Allen & O’Hara Development Company, LLC (“AODC”), a Delaware limited liability company providing development consulting services for third party collegiate housing communities.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures.  As of September 30, 2011, the Trust had $25.6 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the nine months ended September 30, 2011 and 2010, twelve properties were classified as part of discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Five of these properties were sold in the fourth quarter of 2010, and the remaining seven were sold in 2011 (see Note 8).

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

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of September 30, 2011 and 2010, the Trust had sold 4.1 million and 1.5 million shares of common stock under the equity distribution program for net proceeds of approximately $36.5 million and $10.3 million, respectively. As of September 30, 2011, the Trust had sold common stock equaling the aggregate offering amount of $50 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.  On September 20, 2011, the Trust entered into the 2011 equity distribution agreement.  Similar to the equity distribution agreements discussed above, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of September 30, 2011, the Trust had not sold any shares of common stock under the 2011 equity distribution program.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP.  The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the nine months ended September 30, 2011 and 2010, total compensation expense relating to the ESPP was $18,449 and $6,254, respectively.

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

The Trust had no unrecognized tax benefits as of September 30, 2011 and 2010.  As of September 30, 2011, the Trust did not expect to record any unrecognized tax benefits.  The Trust, and its subsidiaries, file federal and state income tax returns. As of September 30, 2011, open tax years generally included tax years for 2008, 2009 and 2010. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses.  As of September 30, 2011 and 2010, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”)  and profits interest units (“PIU”) (see Note 9) are referred to as noncontrolling interests.  The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities.  The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.  The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period.

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

As of September 30, 2011 and 2010, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $0.4 million. No additional impairment has been recorded through September 30, 2011. The carrying value of goodwill was $3.1 million as of September 30, 2011 and December 31, 2010, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment.  Goodwill is not subject to amortization.  Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term.  The carrying value of other intangible assets was $0.2 million as of September 30, 2011 and December 31, 2010.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects.  Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete.  For the nine months ended September 30, 2011 and 2010, there was $0.5 million and no revenue recognized, respectively, related to cost savings agreements on development projects.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute.  The Trust will develop and manage the building, which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18.0 million second mortgage, (c) receive a $3.0 million fee for providing a repayment guarantee of the construction first mortgage, and (d) receive a 10-year management contract. As of September 30, 2011 and December 31, 2010, the note receivable for the second mortgage had a balance of $18.0 million and $9.9 million, respectively, and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest of any form that would require consolidation.  Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to September 30, 2011, the Trust would have recognized development services revenue net of costs of $1.3 million, guarantee fee revenue of $3.0 million and interest income of $1.1 million since the commencement of the project.

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

Recent accounting pronouncements

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. The adoption is not expected to have a material impact on the Trust’s condensed consolidated financial statements.

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

3. Investments in unconsolidated entities

As of September 30, 2011, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership; and

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(In thousands)
Results of Operations:
Revenues	$7,974	$10,659
Net loss	(3,777)	(2,856)
Equity in earnings (losses) of unconsolidated entities	$(408)	$(242)

These entities primarily own collegiate housing communities which are managed by the Trust.  As of September 30, 2011 and December 31, 2010, the Trust had $36,127 and $0.1 million in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of September 30, 2011, the Trust had $0.9 million in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheet (see Note 2).  During the nine months ended September 30, 2011, the Trust purchased the majority of the assets from the WEDR Riverside Investors V, LLC joint venture for $38.1 million (see Note 7). During the nine months ended September 30, 2010, the majority of the assets of the APF EDR, LP and APF EDR Food Services LP joint ventures were sold to an unrelated third party. For the nine months ended September 30, 2011 and 2010, the Trust recognized $0.3 million and $0.1 million, respectively, as its portion of the losses on the investments as part of equity in losses of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sales of $0.2 million and $0.7 million, respectively, as distributions in the condensed consolidated financial statements.

4. Debt

Revolving credit facility

On September 21, 2011, the Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Third Amended Revolver”). The Third Amended Revolver amended and restated the existing secured revolving credit facility dated November 20, 2009.  The previous facility (the “Second Amended Revolver”) had a maximum availability of $95 million and was scheduled to mature on November 20, 2012.  The Third Amended Revolver is unsecured, has a maximum availability of $175 million and, within the first three years of the agreement, may be expanded to $315 million upon satisfaction of certain conditions. The Third Amended Revolver matures on September 21, 2014, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2011, our borrowing base was $115.2 million, we had no amounts outstanding under the Third Amended Revolver, and we had a letter of credit outstanding of $1.5 million (see Note 6); thus, our remaining borrowing base availability was $113.7 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2011, the Trust was in compliance with all covenants discussed above.

The Trust is prohibited from making distributions except to comply with all legal requirements to maintain its status as a REIT.

During the nine months ended September 30, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

As of September 30, 2011, the Trust had outstanding mortgage and construction indebtedness of $335.8 million (excluding unamortized debt premium of $0.1 million).  Of the total, $30.3 million relates to construction debt that is disclosed below and $115.1 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $190.4 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%.  During the nine months ended September 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8).

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. During the nine months ended September 30, 2011, the Trust sold the cap back to the bank for $45,000 when the variable rate debt discussed above was repaid. The notional amount of the cap was $49.9 million and the cap rate was 7.0% per annum.  The Operating Partnership chose not to designate the cap as a hedge and recognized all gains or losses associated with this derivative instrument in earnings. The fair value of the interest rate cap was determined using available market information or other appropriate valuation methodologies and was classified as level 2 as defined in the authoritative guidance. As of December 31, 2010, the cap had a value of $51,000 and is classified in other assets in the accompanying condensed consolidated balance sheet.

As of September 30, 2011, the Trust had borrowed $6.9 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2011, the Trust had borrowed $10.4 million and $4.2 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

As of September 30, 2011, the Trust had $8.8 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio calculated annually on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness at September 30, 2011 are as follows:

Fiscal Year Ending	(In thousands)
2011 (3 months ending December 31, 2011)	$1,042
2012	70,565
2013	36,983
2014	60,270
2015	9,938
Thereafter	156,961
Total	335,759
Unamortized debt premium	105
Outstanding at September 30, 2011, net of unamortized premiums	$335,864

As of September 30, 2011, the outstanding mortgage and construction debt had a weighted average interest rate of 5.55% and carried a weighted average term to maturity of 3.79 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following table represents segment information for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011					Nine Months Ended September 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$77,428	$—	$—	$—	$77,428	$69,726	$—	$—	$—	$69,726
Third-party development consulting services	—	4,833	—	(1,352)	3,481	—	1,777	—	(102)	1,675
Third-party management services	—	—	2,425	—	2,425	—	—	2,335	—	2,335
Intersegment revenues	—	—	2,342	(2,342)	—	—	—	2,730	(2,730)	—
Operating expense reimbursements	—	—	—	6,376	6,376	—	916	—	10,101	11,017
Total segment revenues	77,428	4,833	4,767	2,682	89,710	69,726	2,693	5,065	7,269	84,753

	Nine Months Ended September 30, 2011					Nine Months Ended September 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment operating expenses:
Collegiate housing leasing operations	38,669	—	—	—	38,669	35,204	—	—	—	35,204
General and administrative	—	2,559	5,109	(419)	7,249	—	2,071	5,561	(63)	7,569
Intersegment expenses	2,342	—	—	(2,342)	—	2,730	—	—	(2,730)	—
Reimbursable operating expenses	—	—	—	6,376	6,376	—	—	—	10,101	10,101
Total segment operating expenses	41,011	2,559	5,109	3,615	52,294	37,934	2,071	5,561	7,308	52,874
Segment net operating income (loss) (1)	$36,417	$2,274	$(342)	$(933)	$37,416	$31,792	$622	$(496)	$(39)	$31,879
Total segment assets, as of September 30, 2011 and December 31, 2010 (2)	$751,350	$2,556	$4,677	$—	$758,583	$713,940	$2,778	$4,427	$—	$721,145

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the nine months ended September 30:

	2011	2010
Net operating income for reportable segments	$37,416	$31,879
Other unallocated general and administrative expenses	(4,669)	(4,092)
Depreciation and amortization	(20,704)	(17,977)
Ground leases	(4,097)	(512)
Nonoperating expenses	(14,979)	(15,271)
Equity in earnings (losses) of unconsolidated entities	(408)	(242)
Loss before income taxes and discontinued operations	$(7,441)	$(6,215)

(2)
The increase in segment assets related to collegiate housing leasing is primarily related to the purchase of four additional communities and the continued development of four collegiate housing communities for the Trust’s ownership offset by the sale of seven collegiate housing communities during the nine months ending September 30, 2011.

The following table represents segment information for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$25,116	$—	$—	$—	$25,116	$21,889	$—	$—	$—	$21,889
Third-party development consulting services	—	1,560	—	(428)	1,132	—	436	—	(102)	334
Third-party management services	—	—	846	—	846	—	—	762	—	762
Intersegment revenues	—	—	841	(841)	—	—	—	933	(933)	—
Operating expense reimbursements	—	—	—	2,503	2,503	—	916	—	6,236	7,152
Total segment revenues	25,116	1,560	1,687	1,234	29,597	21,889	1,352	1,695	5,201	30,137

	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment operating expenses:
Collegiate housing leasing operations	16,137	—	—	—	16,137	14,155	—	—	—	14,155
General and administrative	—	1,019	1,763	(237)	2,545	—	451	1,644	(63)	2,032
Intersegment expenses	841	—	—	(841)	—	933	—	—	(933)	—
Reimbursable operating expenses	—	—	—	2,503	2,503	—	—	—	6,236	6,236
Total segment operating expenses	16,978	1,019	1,763	1,425	21,185	15,088	451	1,644	5,240	22,423
Segment net operating income (loss) (1)	$8,138	$541	$(76)	$(191)	$8,412	$6,801	$901	$51	$(39)	$7,714

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended September 30:

	2011	2010
Net operating income for reportable segments	$8,412	$7,714
Other unallocated general and administrative expenses	(1,700)	(1,293)
Depreciation and amortization	(6,859)	(6,129)
Ground leases	(1,365)	(347)
Nonoperating expenses	(4,768)	(4,999)
Equity in earnings (losses) of unconsolidated entities	(390)	(328)
Loss before income taxes and discontinued operations	$(6,670)	$(5,382)

6. Commitments and contingencies

In connection with the acquisition of certain of the Trust’s properties, the previous owner disclosed to the Trust in 2004 that, in June 2001, the United States Department of Justice (“DOJ”) had notified the previous owner of an on-going investigation regarding possible violations of the Americans with Disabilities Act of 1990 (“ADA”) and the Fair Housing Amendments Act of 1988 (“FHAA”). The previous owner disclosed to us in 2004 that DOJ had reviewed the property plans for certain of its properties, that DOJ had not issued a report regarding its review, that in October 2002, DOJ had indicated to the previous owner that the investigation was being delayed for an undetermined period of time, and that DOJ had not contacted the previous owner between 2002 and August 2004. In February 2010, DOJ served a subpoena on the Trust seeking access to one of the purchased properties in connection with a complaint filed by DOJ in March 2009 against the previous owner.  On April 12, 2010, DOJ inspected the property and found violations in the construction and design of the property as shown in DOJ’s subsequent report filed with the court on May 12, 2010. At this stage, DOJ has represented that no Trust entity is a target of its investigation and that its action is limited to design and construction defects created by the previous owner in the original construction of the property. The investigation has not been resolved and, at this point, no conclusion can be reached regarding what will be required to conclude it or whether it will result in a dispute or legal proceedings between the Trust and DOJ or the previous owner. Noncompliance with the ADA and the FHAA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. The Trust is unable to predict the outcome of DOJ’s investigation.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million at September 30, 2011 and is secured by the Third Amended Revolver.

In October of 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities. The first agreement closed in December of 2010 and consisted of four communities (see Note 8). The second agreement closed in January 2011 and consisted of five communities (see Note 8). Pursuant to the second agreement, the Trust obtained a $3.0 million letter of credit in favor of the purchaser to ensure the closing of the sale. As of December 31, 2010, this letter of credit remained outstanding. This letter of credit was released in January of 2011 after the closing of the sale.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf.  The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract.  As of September 30, 2011 and December 31, 2010, the Trust had reimbursable predevelopment costs of $0.1 million and $31,119, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42 million third-party construction loan for a $3 million fee.  The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

7. Acquisition and development of real estate investments

On September 22, 2011, the Trust completed the purchase of University Village Towers, adjacent to the University of California, Riverside, for a purchase price of $38.1 million. The Operating Partnership had a 10% equity investment in the entity that previously owned University Village Towers and also managed the property prior to the acquisition. On May 23, 2011, the Trust completed the purchase of Westminster House, adjacent to the University of California, Berkeley, for a purchase price of $16.0 million. On March 15, 2011, the Trust completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia (“UVA”), for an aggregate purchase price of $23.0 million. Combined acquisition costs for these purchases were $0.5 million and are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

The Trust funded these acquisitions with existing cash, including cash proceeds generated by the January 2011 common stock offering (see Note 2) and sales of collegiate housing communities (see Note 8). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions:

	Allocation of
	Wertland Square and Jefferson Commons	Westminster House	University Village Towers
	(In thousands)
Collegiate housing properties	$22,851	$15,950	$37,881
Other assets	157	1	268
Current liabilities	(258)	(29)	(286)
Total net assets acquired	$22,750	$15,922	$37,863

On October 22, 2010, the Trust completed the purchase of The GrandMarc at the Corner, a 641-bed student community at UVA in Charlottesville, Virginia. The purchase price was $45.7 million with related acquisition costs of $1.5 million.  The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27.0 million. In conjunction with the acquisition, the Trust entered into a 99-year ground lease which requires an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the nine months ended September 30, 2011, the Trust recognized $3.7 million in the accompanying condensed consolidated statement of operations related to the ground lease. A summary follows of the fair values of assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation of GrandMarc at the Corner (In thousands)
Collegiate housing properties	$45,194
Other assets	545
Current liabilities	(267)
Total net assets acquired	$45,472

The amounts of the acquisitions’ revenue and net income included in the Trust’s condensed consolidated statement of operations for the nine months ended September 30, 2011, and the revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net Income/(loss)
	(In thousands)
Actual from 1/01/11-9/30/11	$1,460	$67

2011 supplemental pro forma for 1/1/11-9/30/11 (1)	$93,393	$(3,622)

2010 supplemental pro forma for 1/1/10-9/30/10 (1)	$90,407	$(38,900)

(1)
Supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to exclude $0.5 million of acquisition-related costs incurred during the nine months ended September 30, 2011. Supplemental pro forma earnings for the nine months ended September 30, 2010 were adjusted to include these charges.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and third project financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of September 30, 2011, the Trust had incurred $2.4 million in costs for the project, which is expected to open in July of 2012, and capitalized interest costs and internal development project costs of $34,988 and $0.1 million, respectively, related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of September 30, 2011, the Trust had incurred $16.2 million in costs for the project, which is expected to open in July of 2012, capitalized interest costs of approximately $0.1 million and internal development project costs of approximately $0.1 million related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  As of September 30, 2011, the Trust had incurred $4.3 million in costs for the project which is expected to open in July of 2013.  During the nine months ended September 30, 2011and 2010, the Trust capitalized interest costs of $0.1 million and $2,801, respectively, and internal development project costs of $0.1 million and $35,574 respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. The Trust will develop, own and manage the collegiate housing communities in these first two phases. As of September 30, 2011, the Trust had incurred $9.8 million in project costs. During the nine months ended September 30, 2011, the Trust capitalized interest costs and internal development project costs of $0.1 million and $0.1 million, respectively, related to the development.  During the nine months ended September 30, 2010, the Trust capitalized no interest costs and capitalized internal development project costs of $9,669 related to the development.

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

In October 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities with a net carrying value of $83.5 million. The first agreement closed on December 8, 2010 and included the following four properties:

•	The Gables, serving Western Kentucky University in Bowling Green, Kentucky;
•	Western Place, serving Western Kentucky University in Bowling Green, Kentucky;
•	Berkeley Place, serving Clemson University in Clemson, South Carolina; and
•	The Pointe at Southern, serving Georgia Southern University in Statesboro, Georgia.

The gross sales price for the first agreement was $38.7 million with net proceeds of approximately $20.5 million after repayment of related debt of $17.3 million (see Note 4) and other closing costs.

The second agreement closed on January 19, 2011 and included the following five properties:

•	Troy Place, serving Troy University in Troy, Alabama;
•	The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama;
•	The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee;
•	The Chase at Murray, serving Murray State University in Murray, Kentucky; and
•	Clemson Place, serving Clemson University in Clemson, South Carolina.

The sales price was $46.1 million, and the Trust received net proceeds of approximately $29.7 million after the repayment of related debt of $16.1 million and other closing costs.

On November 19, 2010, the Trust sold the Reserve at Clemson collegiate housing community for a sales price of $14.4 million resulting in net proceeds of approximately $1.2 million after the repayment of $12.0 million in mortgage debt (see Note 4) and other closing costs.

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

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three and nine months ended September 30, 2011 and 2010:

	Nine months	Nine months
	ended September 30,	ended September 30,
	2011	2010
	(In thousands)
Collegiate housing leasing revenue	$1,130	$14,979
Collegiate housing leasing operating expenses	580	8,985
Depreciation and amortization	450	4,615
Loss on impairment	—	33,610
Interest expense	76	1,889
Amortization of deferred financing costs	2	66
Loss on extinguishment of debt	406	—
Income tax expense	17	1
Noncontrolling interests	(6)	518
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(395)	$(33,669)
Gain on sale of collegiate housing property	2,388	—
Noncontrolling interests	30	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$2,358	$—

	Three months	Three months
	ended September 30,	ended September 30,
	2011	2010
	(In thousands)
Collegiate housing leasing revenue	$—	$4,770
Collegiate housing leasing operating expenses	(2)	3,552
Depreciation and amortization	(51)	1,572
Loss on impairment	—	33,610
Interest expense	—	635
Amortization of deferred financing costs	—	22
Income tax expense	—	1
Noncontrolling interests	(1)	(525)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$52	$(34,097)

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of September 30, 2011 and December 31, 2010, unearned compensation related to restricted stock totaled $1.4 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2011 and 2010, compensation expense of $0.5 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock.

On January 12, 2010, the Trust issued 50,000 shares of restricted common stock to an executive as an inducement to enter into an employment agreement with the Trust.  The restricted stock will lapse ratably over five years as long as the executive remains employed with the Trust. The award was granted outside of the 2004 Plan described above pursuant to Section 303A.08 of the New York Stock Exchange Listed Company Manual.  Additionally, on April 13, 2010, the Trust issued 30,000 shares of restricted common stock to an executive pursuant to the 2004 Plan discussed above.  The restrictions on the shares will lapse ratably over five years as long as the executive remains employed by the Trust.

On January 1, 2011 and March 11, 2010, the Trust adopted the 2011 Long-Term Incentive Plan (the “2011 LTIP”) and 2010 Long-Term Incentive Plan (the “2010 LTIP”), respectively.  The purpose of each of the 2011 LTIP and 2010 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust.  On January 1, 2011, the Trust issued 138,000 of time vested restricted stock and 207,000 performance vested RSUs to executives and key employees under the 2011 LTIP pursuant to the 2004 Plan described above.  On April 13, 2010, the Trust issued 136,000 shares of time vested restricted stock and 204,000 RSUs to executives and key employees under the 2010 LTIP pursuant to the 2004 Plan described above.  The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust.  The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2011 to January 1, 2014 for the 2011 LTIP and beginning January 1, 2010 to January 1, 2013 for the 2010 LTIP (the “Performance Periods”). At the end of the Performance Periods, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting.  Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. As of September 30, 2011 and December 31, 2010, unearned compensation related to RSUs totaled $0.9 million and $0.5 million and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2011 and 2010, compensation expense of $0.4 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

PIUs were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership.  On June 3, 2010, the Trust redeemed all of the outstanding PIUs for $0.2 million cash and 50,826 shares of the Trust’s common stock with a market value of $0.3 million.  For purposes of the 2004 Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one Operating Partnership Unit. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, the Trust did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs were treated as noncontrolling interests in the accompanying condensed consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 was $1.2 million and $0.6 million, respectively. Additionally during the nine months ended September 30, 2011, the Trust issued 44,280 shares to its independent directors pursuant to the 2011 Plan discussed above. During the nine months ended September 30, 2010, the Trust issued 4,000 shares of common stock to an executive officer and 30,000 shares to its independent directors pursuant to the 2004 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2011 is as follows:

Stock
Awards(1)
Outstanding at December 31, 2010	652,826
Granted	389,280
Retired	—
Outstanding at June 30, 2011	1,042,106
Granted	—
Retired	—
Outstanding at September 30, 2011	1,042,106
Vested at September 30, 2011	362,159

(1)	Includes restricted stock and RSU awards.

10. Subsequent events

Our Board declared a distribution of $0.07 per share of common stock for the quarter ended on September 30, 2011. The distribution is payable on November 15, 2011 to stockholders of record at the close of business on October 31, 2011.

On November 8, 2011, the Trust completed a follow-on offering of 14.4 million shares of its common stock, which includes 1.9 million shares purchased by the underwriters pursuant to an overallotment option.  The Trust received approximately $124.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 89.0% of our revenue, excluding operating expense reimbursements, for the nine months ended September 30, 2011.

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

The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2011 and 2010, approximately 72.6% and 70.0%, respectively, of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2011, revenue from our development consulting services represented approximately 5.5% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

Management services

For the nine months ended September 30, 2011, revenue from our management services segment represented approximately 5.5% of our revenue, excluding operating expense reimbursements.  We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue.  These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. The same-community portfolio opened the 2011/2012 lease term 94.9% occupied, a 112 basis point improvement over the prior lease term, with a 4.6% increase in net rental rates. This compares to the 2010/2011 lease term that opened with a 2.3% improvement in occupancy and a 2.0% improvement in net rental rates. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions.  Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trend.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue.  However, as a result of deteriorating credit markets, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010. Beginning in the summer of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects.  This improvement in the development consulting market over the prior year is evidenced by the Trust’s active development projects, two third-party developments and one participating development, and a 108% increase in third-party development revenue to $3.5 million for the nine months ended September 30, 2011.

The amount and timing of future revenue from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed construction timelines and budgets. To date, we have completed construction on all of our development projects in time for their targeted occupancy dates.

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010 with an increase of around 0.1%.  For the nine months ended September 30, 2011, same-community operating expenses were up approximately 4.7% from the same period in 2010, which includes the impact of real estate tax refunds recorded in the second and third quarters of 2010. The Trust anticipates full year operating expense growth of 3% to 3.5% as it continues to focus on operating its properties as efficiently as possible.

General and administrative costs

In the first half of 2010, we began a reorganization plan, and as a result, saw a 2.8% reduction in general and administrative expenses (G&A), before reorganization, development pursuit and acquisition costs, when compared to the same period in 2009. Historically, we have presented all G&A costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. We intend to present these costs in this fashion for the remainder of the year. However, beginning in 2012 we intend to report the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A.  We believe the new presentation will improve comparability within the industry and provide a better reflection of the total cost to operate a property.  For the nine months ended September 30, 2011, G&A of $11.7 million, before reorganization, development pursuit costs and acquisition costs, increased $0.7 million or 6.8% when compared to the same period in the prior year. This increase is primarily attributable to payroll and benefits associated with the growth of the development consulting services segment.

Asset Repositioning and Capital Recycling

As previously reported, we completed the sale of five communities in January 2011.  These transactions culminated a significant repositioning of our portfolio that began in the fourth quarter of 2010.  The five communities had over 1,900 beds and were at mostly smaller universities with limited barriers to entry.  With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million (see Note 8 to the accompanying condensed consolidated financial statements).

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of just under $28.0 million will be used to fund development and acquisition activity and for general working capital purposes.

In February 2011, we executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. We are the majority owner and managing member of the joint venture and will manage the community once completed.

On March 15, 2011, we completed the purchase of two additional communities at the University of Virginia (UVA) in Charlottesville, Virginia for a total purchase price of approximately $23.0 million (see Note 7 to the accompanying condensed consolidated financial statements).  Both communities are within a short walk of campus and are 100% leased for the 2011/2012 lease term.  The communities include a total of 234-beds in 72 unfurnished units.

In May 2011, we completed the purchase of an historic community adjacent to the University of California, Berkeley for a total purchase price of approximately $16.0 million (see Note 7 to the accompanying condensed consolidated financial statements).  The Westminster House community, comprised of two buildings adjacent to the north and south sides of the campus, contains a total of 167 beds.

In September 2011, we completed the purchase of University Village Towers at the University of California, Riverside in Riverside, California for a purchase price of $38.1 million (see Note 7 to the accompanying condensed consolidated financial statements). The Trust previously had a 10% equity interest in the community and managed the community prior to the acquisition.  University Village Towers has 554 beds and is adjacent to campus.

We believe these transactions helped the Trust recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities.  We believe these steps improved the quality of the Trust’s portfolio and position the Trust for better long-term growth potential.

We currently have five active, owned and participating developments that are all progressing on or ahead of schedule. In July, we began construction on projects at the University of Connecticut, University of Alabama and Syracuse University. During the second quarter we celebrated the completion of the concrete slab for the top floor, or the “topping out,” of the 20-story development at Johns Hopkins University. As of September 30, 2011, we had funded all of the $18.0 million in financing we had committed to the Johns Hopkins participating project.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. The adoption is not expected to have a material impact on the Trust’s condensed consolidated financial statements.

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

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

The following table presents the results of operations for Education Realty Trust, Inc. for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011					Nine Months Ended September 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$77,428	$—	$—	$—	$77,428	$69,726	$—	$—	$—	$69,726
Third-party development consulting services	—	4,833	—	(1,352)	3,481	—	1,777	—	(102)	1,675
Third-party management services	—	—	2,425	—	2,425	—	—	2,335	—	2,335
Intersegment revenues	—	—	2,342	(2,342)	—	—	—	2,730	(2,730)	—
Operating expense reimbursements	—	—	—	6,376	6,376	—	916	—	10,101	11,017
Total segment revenues	77,428	4,833	4,767	2,682	89,710	69,726	2,693	5,065	7,269	84,753
Segment operating expenses:
Collegiate housing leasing operations	38,669	—	—	—	38,669	35,204	—	—	—	35,204
General and administrative	—	2,559	5,109	(419)	7,249	—	2,071	5,561	(63)	7,569
Intersegment expenses	2,342	—	—	(2,342)	—	2,730	—	—	(2,730)	—
Reimbursable operating expenses	—	—	—	6,376	6,376	—	—	—	10,101	10,101
Total segment operating expenses	41,011	2,559	5,109	3,615	52,294	37,934	2,071	5,561	7,308	52,874
Segment net operating income (loss) (1)	$36,417	$2,274	$(342)	$(933)	$37,416	$31,792	$622	$(496)	$(39)	$31,879

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income loss before income taxes and discontinued operations for the nine months ended September 30:

	2011	2010
Net operating income for reportable segments	$37,416	$31,879
Other unallocated general and administrative expenses	(4,669)	(4,092)
Depreciation and amortization	(20,704)	(17,977)
Ground leases	(4,097)	(512)
Nonoperating expenses	(14,979)	(15,271)
Equity in earnings (losses) of unconsolidated entities	(408)	(242)
Loss before income taxes and discontinued operations	$(7,441)	$(6,215)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,	Favorable
Wholly-owned communities:	2011 (9)	2010 (9)	(Unfavorable)
Occupancy
Physical (1)	90.6%	89.4%	120	bps
Economic (2)	84.6%	83.8%	80	bps
NarPAB (3)	$388	$366	$22
Other income per avail. bed (4)	$26 20	$24	$2
RevPAB (5)	$413	$390	$23
Operating expense per bed (6)	$206	$197	$(9)
Operating margin (7)	50.1%	49.5%	60	bps
Design Beds (8)	187,406	178,942	8,464

Same-communities (10):
Occupancy
Physical (1)	90.8%	89.4%	140	bps
Economic (2)	85.1%	83.8%	130	bps
NarPAB (3)	$380	$366	$14
Other income per avail. bed (4)	$24	$24	$—
RevPAB (5)	$404	$390	$14
Operating expense per bed (6)	$206	$197	$(9)
Operating margin (7)	49.0%	49.5%	(50	)bps
Design Beds (8)	178,983	178,942	41

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full nine months ended September 30, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $77.4 million for the nine months ended September 30, 2011. This represents an increase of $7.7 million, or 11.0%, from the same period in 2010. This increase included $5.1 million related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, Westminster House located in Berkeley, California and University Village Towers located in Riverside, California and $2.6 million from a 3.7% increase in same-community revenue.  The same-community revenue growth was driven by a 0.8% improvement in occupancies, a 2.8% improvement in net rental rates and a 0.1% increase in other rental revenue.

Operating expenses in the collegiate housing leasing segment increased $3.5 million, or 9.8%, to $38.7 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The five new communities discussed above added $1.8 million of operating expenses over the prior year. In addition, same-community operating expenses increased $1.7 million, or 4.7%, over the same period in the prior year primarily due to real estate tax refunds recorded in the same period in 2010 and an increase in the cost of utilities and marketing expenses.

Development consulting services

The following table represents the development consulting projects that were active during the nine months ended September 30, 2011 and 2010:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2011	2010	Difference
University of Michigan	896	Development fee	$—	$1	$(1)
Centennial Hall	454	Development fee	273	280	(7)
Indiana University of Pennsylvania — Phase IV	596	Cost Savings	456	604	(148)
Colorado State University — Pueblo II	500	Development fee	1	530	(529)
East Stroudsburg University	969	Development fee	1,594	35	1,559
Mansfield University of Pennsylvania	634	Development fee	1,032	—	1,032
Miscellaneous development fees		Termination fee	125	225	(100)
Third-party development consulting services			3,481	1,675	1,806
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	1,352	102	1,250
Development consulting services			$4,833	$1,777	$3,056

Development consulting services revenue increased $3.1 million, or 172.0%, to $4.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010.  Third-party development consulting revenue increased $1.8 million from the prior year due to more development activity on two active third-party development consulting projects.  The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $1.3 million of additional revenue. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.  If the construction loan and second mortgage had been repaid prior to September 30, 2011, the Trust would have recognized development services revenue net of costs of $1.3 million, guarantee fee revenue of $3.0 million and interest income of $1.1 million since the commencement of the project.

General and administrative expenses increased $0.5 million, or 23.6%, for the nine months ended September 30, 2011 compared to the same period in the prior year. This increase is primarily due to additional payroll costs related to the increased development activity. Internal development project costs are capitalized as part of the cost of the project in the accompanying condensed consolidated financial statements. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue decreased $0.3 million, or 5.9%, for the nine months ended September 30, 2011 when compared to the same period in 2010. This decrease is primarily due to the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010 offset by a net increase in fee revenue for existing contracts and a decline in intersegment revenues related to a reduction in the fee charged to our owned portfolio.

General and administrative costs for our management services segment decreased $0.5 million or 8.1% for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a reduction in payroll and benefits. Excluding the impact of restructuring costs taken in 2010, general and administrative expenses increased 3.7% over the prior period.

Depreciation and amortization

Depreciation and amortization increased $2.7 million, or 15.2% ,during the nine months ended September 30, 2011 over the same period in the prior year. This increase relates mostly to the purchase of five new properties discussed above.

Ground leases

For the nine months ended September 30, 2011, the cost of ground leases increased $3.6 million, compared to the same period in the prior year, due to the addition of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010.  This community is subject to a 99-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$25,116	$—	$—	$—	$25,116	$21,889	$—	$—	$—	$21,889
Third-party development consulting services	—	1,560	—	(428)	1,132	—	436	—	(102)	334
Third-party management services	—	—	846	—	846	—	—	762	—	762
Intersegment revenues	—	—	841	(841)	—	—	—	933	(933)	—
Operating expense reimbursements	—	—	—	2,503	2,503	—	916	—	6,236	7,152
Total segment revenues	25,116	1,560	1,687	1,234	29,597	21,889	1,352	1,695	5,201	30,137
Segment operating expenses:
Collegiate housing leasing operations	16,137	—	—	—	16,137	14,155	—	—	—	14,155
General and administrative	—	1,019	1,763	(237)	2,545	—	451	1,644	(63)	2,032
Intersegment expenses	841	—	—	(841)	—	933	—	—	(933)	—
Reimbursable operating expenses	—	—	—	2,503	2,503	—	—	—	6,236	6,236
Total segment operating expenses	16,978	1,019	1,763	1,425	21,185	15,088	451	1,644	5,240	22,423
Segment net operating income (loss) (1)	$8,138	$541	$(76)	$(191)	$8,412	$6,801	$901	$51	$(39)	$7,714

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2011	2010
Net operating income for reportable segments	$8,412	$7,714
Other unallocated general and administrative expenses	(1,700)	(1,293)
Depreciation and amortization	(6,858)	(6,129)
Ground leases	(1,366)	(347)
Nonoperating expenses	(4,768)	(4,999)
Equity in earnings (losses) of unconsolidated entities	(390)	(328)
Loss before income taxes and discontinued operations	$(6,670)	$(5,382)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the three months ended September 30, 2011 and 2010 were as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,	Favorable
Wholly-owned communities:	2011 (9)	2010 (9)	(Unfavorable)
Occupancy
Physical (1)	91.1%	89.8%	130	bps
Economic (2)	77.1%	76.5%	60	bps
NarPAB (3)	$365	$338	$27
Other income per avail. bed (4)	$33	$29	$4
RevPAB (5)	$399	$367	$32
Operating expense per bed (6)	$256	$237	$(19)
Operating margin (7)	35.8%	35.3%	50	bps
Design Beds (8)	62,972	59,650	3,322

Same-communities (10):
Occupancy
Physical (1)	91.4%	89.8%	160	bps
Economic (2)	77.8%	76.5%	130	bps
NarPAB (3)	$356	$338	$18
Other income per avail. bed (4)	$32	$29	$3
RevPAB (5)	$388	$367	$21
Operating expense per bed (6)	$255	$237	$(18)
Operating margin (7)	34.2%	35.3%	(110	)bps
Design Beds (8)	59,661	59,650	11

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full three months ended September 30, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $25.1 million for the three months ended September 30, 2011. This represents an increase of $3.2 million, or 14.7%, from the same period in 2010. This increase included $2.0 million related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, Westminster House located in Berkeley, California and University Village Towers located in Riverside, California. The remaining increase of $1.2 million is attributable to a 5.6% increase in same-community revenue.  The same-community revenue growth was driven by a 1.2% improvement in occupancies, a 3.7% improvement in net rental rates and a 0.7% improvement in other revenue.

Operating expenses in the collegiate housing leasing segment increased $2.0 million, or 14.0%, to $16.1 million for the three months ended September 30, 2011 as compared to the same period in 2010. The five new communities discussed above added $0.9 million of operating expenses over the prior year. In addition, same-community operating expenses increased $1.1 million, or 7.5%, over the same period in the prior year primarily due to real estate tax refunds recorded in the third quarter of 2010 and the timing of direct operating cost expenditures between quarters.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended September 30, 2011 and 2010:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2011	2010	Difference
Centennial Hall	454	Development fee	7	214	(207)
Indiana University of Pennsylvania — Phase IV	596	Development fee	—	68	(68)
Colorado State University — Pueblo II	500	Development fee	—	17	(17)
East Stroudsburg University	969	Development fee	589	35	554
Mansfield University of Pennsylvania	634	Development fee	536	—	536
Third-party development consulting services			1,132	334	798
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	428	102	326
Development consulting services			$1,560	$436	$1,124

Development consulting services revenue increased $1.1 million, or 257.8%, to $1.6 million for the three months ended September 30, 2011 as compared to the same period in 2010.  Third-party development consulting revenue increased $0.8 million from the prior year due to more development activity on two active third-party development consulting projects.  The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.3 million of additional revenue. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

General and administrative expenses increased $0.6 million, or 125.9%, for the three months ended September 30, 2011 compared to the same period in the prior year. This increase is primarily due to payroll costs related to the increased development activity. Internal development project costs are capitalized as part of the cost of the project in the accompanying condensed consolidated financial statements. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue remained flat for the three months ended September 30, 2011 when compared to the same period in 2010. Third party management services revenue increased $0.1 million quarter over quarter due to a net increase in fee revenue for existing contracts. This increase was offset by a decline in intersegment revenues related to a reduction in the fee charged to our owned portfolio and the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010.

General and administrative costs for our management services segment increased $0.1 million or 7.2% for the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to an increase in payroll and benefits.

Depreciation and amortization

Depreciation and amortization increased $0.7 million, or 11.9%, during the three months ended September 30, 2011 over the same period in the prior year. This increase relates mostly to the purchase of five new properties discussed above.

Ground leases

For the three months ended September 30, 2011, the cost of ground leases increased $1.0 million, compared to the same period in the prior year, due to the addition of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010.  This community is subject to a 99-year ground lease. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Funds from Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net loss for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	2011	2010	2011	2010
Net loss attributable to Education Realty Trust, Inc.	$(6,466)	$(39,820)	$(5,235)	$(40,240)
Gain on sale of collegiate housing assets	—	—	(2,388)	—

Real estate related depreciation and amortization	6,693	7,593	20,797	22,276
Real estate depreciation and amortization included in equity in earnings of investees	107	120	329	368
Equity portion of loss on sale of collegiate housing property on equity investee	256	137	256	137
Noncontrolling interests	(91)	(628)	60	(429)
FFO	499	(32,598)	13,819	(17,888)

FFO adjustments:
Loss on extinguishment of debt	—	—	757	—
Acquisition costs	108	24	480	24
Loss on impairment	—	33,610	—	33,610
Straight-line adjustment for ground leases	1,051	263	3,157	263
Reorganization/severance costs, net of taxes	—	116	—	423
FFO adjustments:	1,159	34,013	4,394	34,320

FFO on Participating Developments:
Interest on loan to Participating Development	460	112	1,138	112
Development fees on Participating Development, net of costs and taxes	244	23	763	23
FFO on Participating Developments:	704	135	1,901	135

Core FFO	$2,362	$1,550	$20,114	$16,567

Liquidity and Capital Resources

Third Amended Revolver, Master Secured Credit Facility and other indebtedness

On September 21, 2011, the Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Third Amended Revolver”). The Third Amended Revolver amended and restated the existing secured revolving credit facility dated November 20, 2009.  The previous facility (the “Second Amended Revolver”) had a maximum availability of $95 million and was scheduled to mature on November 20, 2012.  The Third Amended Revolver is unsecured, has a maximum availability of $175 million and within the first three years of the agreement may be expanded to $315 million upon satisfaction of certain conditions. The Third Amended Revolver matures on September 21, 2014, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2011, our borrowing base was $115.2 million, we had no amounts outstanding under the Third Amended Revolver, and we had a letter of credit outstanding of $1.5 million (see Note 6 to our accompanying condensed consolidated financial statements); thus, our remaining borrowing base availability was $113.7 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2011, the Trust was in compliance with all covenants discussed above.

We are prohibited from making distributions except to comply with all legal requirements to maintain our status as a REIT.

As of September 30, 2011, we had outstanding mortgage and construction indebtedness of $335.8 million (excluding unamortized debt premium of $0.1 million).  Of the total, $30.3 million relates to construction debt that is disclosed below and $115.1 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%.  The remaining $190.4 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%.  During the nine months ended September 30, 2011, we repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8 to the condensed consolidated financial statements).

As of September 30, 2011, we had borrowed $6.9 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). We are the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2011, we had borrowed $10.4 million and $4.2 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, we paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

As of September 30, 2011, we had $8.8 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, we extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio calculated annually on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the nine months ended September 30, 2011, we generated $25.9 million of cash from operations, received proceeds of $128.8 million from equity offerings, disposed of seven communities for net proceeds of $57.5 million and borrowed $6.9 million on a construction loan. When combined with $7.0 million of existing cash, we were able to invest $19.4 million of capital into existing communities, acquire four communities for $77.1 million, repay $3.7 million under the Second Amended Revolver, repay $22.3 million of mortgage debt, invest $33.0 million in assets under development, distribute $12.7 million to our stockholders and unitholders, fund $8.1 million of the second mortgage to East Baltimore Development, Inc. for the Johns Hopkins project and end the quarter with approximately $47.3 million of cash.

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

Distributions for the nine months ended September 30, 2011 totaled $12.7 million, or $0.17 per weighted average share/unit, compared to cash provided by operations of $25.9 million, or $0.35 per weighted average share/unit. During the third quarter of 2011, the Board increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend.

Based on our closing share price of $8.59 on September 30, 2011, our total enterprise value was $953.7 million.  With net debt (total debt less cash) of $288.4 million as of September 30, 2011, our debt to enterprise value was 30.2% compared to 43.9% as of December 31, 2010.  With gross assets of $983.9 million, which excludes accumulated depreciation of $158.2 million, our debt to gross assets ratio was 34.1% as of September 30, 2011 as compared to 41.5% as of December 31, 2010.

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

As discussed in Note 2 to the accompanying condensed consolidated financial statements, we implemented an at-the-market equity distribution program during the second quarter of 2010.  We could sell shares of our common stock having an aggregate offering amount of up to $50 million.  For the nine months ended September 30, 2011, we had sold 4.1 million shares of common stock under the equity distribution program for net proceeds of approximately $36.5 million. As of September 30, 2011, we had sold common stock equaling the aggregate offering amount of $50 million. On September 20, 2011, we implemented the 2011 at-the-market equity distribution program having an aggregate offering amount of up to $50 million. For the nine months ended September 30, 2011, we had not sold any shares of common stock under the 2011 equity distribution program.

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

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of approximately $28.0 million will be used to fund development and acquisition activity and for general working capital purposes.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or our Third Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

We have four active development projects that we are developing for our ownership with aggregate project costs of $179.4 million. Through September 30, 2011, $31.7 million of the costs have already been incurred and funded.

On September 22, 2011, we completed the purchase of University Village Towers, adjacent to the University of California, Riverside, for a purchase price of $38.1 million. The Operating Partnership had a 10% equity investment in the entity that owned University Village Towers and also managed the property prior to the acquisition. On May 23, 2011, we completed the purchase of Westminster House, adjacent to the University of California, Berkeley, for a purchase price of $16.0 million. On March 15, 2011, we completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia (UVA), for an aggregate purchase price of $23.0 million. Combined acquisition costs for these purchases were $0.5 million and are included in general and administrative costs in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. We funded these acquisitions with existing cash, including cash proceeds generated by the January 2011 common stock offering and sales of collegiate housing communities discussed above.

Our existing universal shelf registration statement permits us to issue up to $250 million in securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms.  As of September 30, 2011, $53.5 million of securities registered remained available for issuance. On October 21, 2011, the Trust filed a new universal shelf registration statement which permits us to issue up to $500 million in securities. That universal shelf registration statement was declared effective on October 28, 2011.

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

In 2007, we began developing projects for our ownership.  In July 2010, the University of Texas Board of Regents selected us to be the ground tenant to develop, own and manage a new high-rise apartment community near the core of the University of Texas at Austin campus.  This will be our third wholly-owned development and second project under the ONE Plan SM. In September of 2010, we entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The two phases are scheduled to be completed in 2012 and 2013, respectively.  In February 2011, Syracuse University selected us to develop, own and manage new collegiate housing on its campus with a scheduled completion date of summer 2012. This will be the second on-campus development at this prominent university and our third project financed through the ONE Plan SM.  In February 2011, we executed an agreement with the Edwards Company to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The collegiate housing community will be owned jointly by the two companies and is scheduled to open in the summer of 2012. We are the majority owner and managing member of the joint venture. As opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with us.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Third Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership Units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Third Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of September 30, 2011, we were in compliance with all covenants related to our Third Amended Revolver.

Commitments

The following table summarizes our contractual obligations as of September 30, 2011:

	Payment due by Period
	(In thousands)
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$1,042	$107,548	$70,208	$156,961	$335,759
Contractual Interest Obligations(2)	4,746	31,374	20,745	15,261	72,126
Operating Lease and Future Purchase Obligations (3)	4,779	17,606	13,726	463,641	499,752
Capital Reserve Obligations(4)	316	2,357	2,000	1,778	6,451
Total	$10,883	$158,885	$106,679	$637,641	$914,088

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties, amounts due under the Third Amended Revolver and construction loan agreements. The first mortgage debt does not include $0.1 million of unamortized debt premium.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of September 30, 2011.  The Trust has $30.3 million of variable rate debt as of September 30, 2011.

(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases of $481.9 million) and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our Board. We may be required to use borrowings under our Third Amended Revolver, if necessary, to meet REIT distribution requirements and maintain our REIT status.  Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the third quarter of 2011, the Board increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend.

Our Board declared a third quarter distribution of $0.07 per share of common stock for the quarter ended on September 30, 2011. The distribution is payable on November 15, 2011 to stockholders of record at the close of business on October 31, 2011.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million at September 30, 2011 and is secured by the Third Amended Revolver.

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

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) the Trust has committed to provide a guarantee of repayment of a $42 million third-party construction loan for a $3 million fee.  The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2011, we had fixed rate debt of $305.5 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $10.2 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $10.8 million increase in the fair value of our fixed rate debt. As of September 30, 2011, 91.0% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.93% and an average term to maturity of 4.01 years.

As of September 30, 2011, we had borrowed $30.3 million on construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to LIBOR plus an applicable margin with $14.6 million, $8.8 million and $6.9 million maturing in 2012, 2013 and 2014, respectively.

Additionally, in 2008, we borrowed $49.9 million to refinance mortgage debt. The loans bore interest at 30-day LIBOR plus an applicable margin and matured on January 1, 2014.  In order to hedge the interest rate risk associated with these loans, we purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million.  The interest rate cap effectively limited the interest rate on $49.9 million of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. We had chosen not to designate the cap as a hedge and recognized all gain or loss associated with this derivative instrument in earnings.  During the nine months ended September 30, 2011, we repaid the entire balance of this variable rate debt and sold the cap back to the bank for $45,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-
15(f) of the Exchange Act) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Issuer Purchases of Equity Securities

During the three months ended September 30, 2011, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 527 shares of our common stock for approximately $4,571 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the third quarter of 2011.  We also directed the plan administrator to purchase 611 shares of our common stock for approximately $5,525 in the open market for investors pursuant to the direct stock purchase component of the plan.  The following chart summarizes these purchases of our common stock for the three months ended September 30, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	197	$9.10	―	―
August 1-31, 2011	761	8.66	―	―
September 1-30, 2011	180	9.44	―	―
Total	1,138	$8.87	―	―

(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP, which was adopted in June 2008.

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

EDUCATION REALTY TRUST, INC.

Date: November 9, 2011	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: November 9, 2011	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: November 9, 2011	By /s/ J. Drew Koester
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

10.1
Third Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, Education Realty Trust, Inc., KeyBank, National Association, Regions Bank, PNC Bank, National Association, Bank of America, N.A., Metropolitan Bank and Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on September 26, 2011).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 and the three months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Condensed Consolidated Financial Statements.

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