Form 10-K
period 2011-12-31
Education Realty Trust, Inc.
filed 2012-03-08
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-32417

Education Realty Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

530 Oak Court Drive, Suite 300 Memphis, Tennessee	38117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (901) 259-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $612 million, based on the closing sales price of $8.57 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 1, 2012, the registrant had 93,117,547 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission.

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

2

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

3

EDUCATION REALTY TRUST, INC.    FISCAL 2011    FORM 10-K

4

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc., or we, us, our, EdR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, incorporated in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2011, we owned 37 collegiate housing communities located in 21 states containing 22,666 beds in 7,340 apartment units located on or near 34 university campuses. As of December 31, 2011, we provided third-party management services for 23 collegiate housing communities located in 11 states containing 11,534 beds in 3,779 apartment units located on or near 19 university campuses.

All of our assets are held by, and we conduct substantially all of our activities through Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly- owned subsidiaries, EDR Management Inc., or our Management Company, and EDR Development LLC, or our Development Company. The majority of our operating expenses are borne by our Operating Partnership, our Management Company or our Development Company, as the case may be.

We are the sole general partner of our Operating Partnership. As a result, our Board of Directors effectively directs all of our Operating Partnership’s affairs. We own 99.0% of the outstanding partnership units of our Operating Partnership, and 1.0% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team.

University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, holds, owns and operates our University Towers property located in Raleigh, North Carolina. We own 72.7% of the units in the University Towers Partnership, and the remaining 27.3% of the units in the

University Towers Partnership are held by the former owners of our initial properties and assets, including members of our management team.

REIT Status and Taxable REIT Subsidiaries

We have elected to be taxed as a REIT, for federal income tax purposes. With the exception of income from our taxable REIT subsidiaries, or our TRSs, income earned by the REIT is generally not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income generally must be derived from real property sources, which would exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our tenants. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company being treated as a TRS. Our Management Company is wholly owned and controlled by our Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

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

Acquisition and Development Strategy

Acquisitions

We seek to acquire high-quality, well-located communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing collegiate populations and high barriers to entry. We also seek to acquire investments in collegiate housing communities that possess sound market fundamentals but are under-performing and would benefit from re-positioning, renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:

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

Joint Ventures

Starting in 2011, we began entering into joint venture agreements to develop, own and manage properties near the University of Alabama, Arizona State University and the University of Mississippi. We will have the majority ownership interest in each property. This strategy enables us to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. In some cases we hold a minority ownership interest in properties and earn a fee for the management of the properties. We expect to continue pursuing joint venture arrangements in the future.

Developments

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The ONE PlanSM offers one service provider and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. The Trust has completed the development of a wholly-owned collegiate housing community located on the campus of Syracuse University in Syracuse, New York. The Trust owns and manages the community under a long-term ground lease from Syracuse University. In February 2011, Syracuse University selected the Trust to develop a second collegiate housing community under The ONE PlanSM. The Trust is also currently developing a high-rise apartment community near the campus of the University of Texas at Austin under The ONE PlanSM. EdR will own and manage the community under a long-term ground lease from the University of Texas. In December 2011, we were selected by the University of Kentucky to develop, own and manage a 600- bed on-campus undergraduate honors housing community under The ONE PlanSM.

The ONE Plan PLUS was created by EdR to improve those situations where the cost of real estate taxes may make it difficult to provide the desired quality housing at affordable rent levels. The same business structure and criteria apply as with The ONE PlanSM, but with the exception that, instead of acquiring a leasehold interest, we secure a second mortgage to make financing the project balance feasible, along with conventional construction financing. As a 501(c)(3) not-for-profit corporation, the university/other third party is often exempt from real-estate taxes, resulting in lower rental rates for residents as well as higher annual ground lease payments for the university. In July of 2010, we entered into an agreement to develop, finance and manage a $60.7 million, 20-story, 572-bed collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust will develop and manage the building, which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. This is the first community developed by the Trust under the ONE Plan PLUS. We believe the Trust will continue to enter into more partnerships under The ONE PlanSM and ONE Plan PLUS due to our years of success in the collegiate housing business. The ONE Plan SM and ONE Plan PLUS allow us to provide the perfect opportunity to universities to develop new housing and boost enrollment with a plan tailored to specific needs while simultaneously preserving the university’s credit capacity.

We currently have nine active, owned and participating developments. This includes wholly-owned developments at the University of Connecticut and University of Colorado.

Operating Strategy

We seek to maximize net operating income of the collegiate housing communities that we own and manage through the following operational strategies.

Maximize property profitability.  We seek to maximize property-level profitability through the use of cost control systems and our focused on-site management personnel. Some of our specific cost control initiatives include:

•	establishing internal controls and procedures for consistent cost control throughout our communities;
•	operating with flat property-level management structures, minimizing multiple layers of management; and
•	negotiating service-level pricing arrangements with national and regional vendors and requiring corporate-level approval of service agreements for each community.

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

Proactive marketing practices.  We have developed and implemented proactive marketing practices to enhance the visibility of our collegiate housing communities and to optimize our occupancy rates. We study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if necessary, throughout the leasing period. We intend to continue to market our properties to students, parents and universities by emphasizing collegiate-oriented living areas, state-of-the-art technology and infrastructure, a wide variety of amenities and services and close proximity to university campuses.

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

Third-Party Services Strategy

In addition to developing communities for our ownership and managing our owned collegiate housing communities, we seek to provide development and management consulting services for universities and other third-party owners who rely upon the private sector for assistance in developing and managing their collegiate housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high quality collegiate housing communities. We perform third-party services for collegiate housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the California State University System and the Pennsylvania State System of Higher Education. In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Development Company and our Management Company. Unlike the income earned from our properties under the REIT, the income earned by our Development Company and our Management Company is subject to regular federal income tax and state and local income taxes where applicable.

Third-party development consulting services

We provide third-party development consulting services primarily to universities seeking to modernize their on-campus collegiate housing communities but also to other third-party investors. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin work on the project. In the case of tax exempt bond-financed projects, definitive contracts are not executed until bond closing. Our development consulting services typically include the following:

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

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 21 clients we have provided development-consulting services to since 2000, we currently offer third-party management services contracts for 12 clients with 9 property owners alternatively electing to manage the communities in-house under their existing infrastructure. In 2011, our fees from third-party development consulting services represented 4.7% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.3 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at East Stroudsburg University of Pennsylvania, Mansfield University of Pennsylvania and Johns Hopkins University. The aggregate project cost of these three projects is estimated to be approximately $155.2 million.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management agreements. These agreements typically have an initial term of two to five years with renewal options of like terms. We believe that providing these services allows us to increase cash flow with little incremental cost by leveraging our existing management expertise and infrastructure. For the year ended December 31, 2011, our fees from third-party management services represented 5.4% of our revenue, excluding operating expense reimbursements.

The following table presents certain summary information regarding the collegiate housing communities that we managed for other owners as of December 31, 2011:

Property	University	# of Beds	# of Units
On-campus properties
University Park – Calhoun Street Apartments	University of Cincinnati	749	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	578	145
University Park – Phase II	Salisbury University (Maryland)	312	108
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	358	101
University Village	California State University — San Marcos	623	126
Arlington Park Apartments	University of Northern Colorado	394	179
Centennial Hall	SUNY College of Environmental Science and Forestry	454	213
Total on-campus		5,054	1,808
Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,328	363
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	690	210
Upper Eastside Lofts	Sacramento State University	348	134
100 Midtown	Georgia Tech and Georgia State	332	118
The Courtyards	University of Michigan	896	320
Vulcan Village I	California University of Pennsylvania	432	108
Vulcan Village II	California University of Pennsylvania	338	91
University Village (1)	University of North Carolina — Greensboro	600	203
The Reserve on Stinson (1)	University of Oklahoma	612	204
Wesley House	University of California — Berkeley	89	8
Total off-campus		6,480	1,971
Totals (for both on- and off-campus)		11,534	3,779
(1)	EdR holds a noncontrolling interest in the community pursuant to its joint venture arrangements.

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

We have developed policies and procedures to carefully select and develop each team of on-site employees and to provide each team with corporate-based support for each essential operating area, including lease administration, sales/marketing, community and university relations, student life administration, maintenance and loss prevention, accounting, human resources/benefits administration and information systems. The corporate level personnel responsible for each of these areas support each Community Manager’s leadership role and are available as a resource to the Community Managers around the clock.

Residence Life and Student Development

Our corporate director of residence life and student personnel development designs and directs our residence life program. Our programs are developed at the corporate level and implemented at each community by our Community Assistants, together with our other on-site personnel. We provide educational, social and recreational activities designed to help students achieve academic goals, promote respect and harmony throughout the community and help bridge interaction with the respective university. Examples of our residence life and student development programs include:

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

We appeal to the greater university population through theme-based newspaper advertising campaigns, open house activities, housing fairs conducted by the university, web-based advertising and social networking media. Our professional leasing and marketing staff targets certain university-sponsored on-campus events to distribute handouts displaying our logo and offering incentives to visit our sales center. Wherever possible, our collegiate housing communities appear on university websites in listings of off-campus housing options, together with banner advertising where available.

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

We lease our units by floor plan type using internally-generated occupancy spreadsheets to maximize full leasing of entire units, avoiding spotty vacancies particularly in the four-bedroom units. We offer roommate-matching services to facilitate full occupancy. We develop waiting lists and monitor popular floor plans that fill to capacity early in the leasing season. If any fully vacant units remain available after the beginning of any academic semester, we seek to lease such units on a temporary basis to university-related visitors and our tenants’ parents and family members, or keep them available for future leasing to students.

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

Most universities promote off-campus housing alternatives to their student population. It is our intention to be among the most preferred off-campus residences and for universities to include our communities in listings and literature provided to students. We seek to obtain student mailing lists used by universities and to be featured in web-based collegiate housing listings wherever permitted by the institution and incorporate these initiatives into our marketing efforts. Our Community

Managers make scheduled personal visits to academic departments at the universities to further our community exposure at this level.

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

On-campus housing is limited, however, and most universities are able to house only a small percentage of their students. As a result, educational institutions depend upon, and may serve as referral sources for, private providers of off-campus housing. In addition, off-campus housing facilities tend to offer more relaxed rules and regulations than on-campus properties and therefore tend to be more appealing to students. Off-campus collegiate housing offers freedom from restrictions, such as quiet hours or gender visitation limitations, and is especially appealing to upperclassmen who are transitioning towards independence.

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

Employees

As of December 31, 2011, we had approximately 1,077 employees, including:

•	948 on-site employees, including 435 Community Assistants;
•	21 people in our property management services department;
•	9 people in our development consulting services and construction departments; and
•	63 executive, corporate administration and financial personnel.

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

We own, directly or indirectly, interests in collegiate housing communities located near major universities in the United States. Accordingly, we are dependant upon the levels of student enrollment and the admission policies of the respective universities, which attract a significant portion of our leasing base. As a result of the overall market quality deterioration, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for universities may decrease. The demand for, occupancy rates at, rental income from and value of our properties would be adversely affected if student enrollment levels become stagnant or decrease in the current environment. Accordingly, a continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

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

These events include:

•	local oversupply of collegiate housing units, increased competition or reduction in demand for collegiate housing;
•	inability to collect rent from tenants;
•	the need for capital expenditures at our communities;
•	vacancies or our inability to lease beds on favorable terms;
•	inability to finance property development and acquisitions on favorable terms;
•	increased operating costs, including insurance premiums, utilities and real estate taxes;
•	costs of complying with changes in governmental regulations;
•	the relative illiquidity of real estate investments;
•	changing student demographics;
•	decreases in student enrollment at particular colleges and universities;
•	changes in university policies related to admissions;
•	national, regional and local economic conditions; and
•	rising interest rates.

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

It is also important that the universities from which our communities draw tenants maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university’s reputation could inhibit its ability to attract students and reduce the demand for our communities.

We face significant competition from university-owned collegiate housing and from other private collegiate housing communities located within close proximity to universities.

Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private-sector operators pay full real estate tax rates and have higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive collegiate housing than we can, which can adversely affect our occupancy and rental rates.

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

We typically are awarded development consulting services business on the basis of a competitive award process, but definitive contracts are typically not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that the development consulting services contract will be executed. These costs could range up to $2.0 million or more per project and typically include architects’ fees to design the property and contractors’ fees to price the construction. We typically seek to enter into a reimbursement agreement with the institution that requires the institution to provide a guarantee of our advances. However, we may not be successful in negotiating such an agreement. In addition, if an institution’s governing body does not ultimately approve our selection and the underlying terms of a pending development, we may not be able to recover these costs from the institution. In addition, when we are awarded development consulting business, we generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period and the balance upon substantial completion of construction. As a result, the recognition and timing of revenues will, among other things differ from the timing of payments and be contingent upon the project owner’s successful structuring and closing of the project financing as well as the timing of construction.

Our contractual obligations arising under third-party development consulting agreements expose us to risks related to the total project cost and on-time completion of the project.

We typically enter into development agreements with universities and other third-parties as “developer at risk.” At the same time, we enter into guaranteed maximum price contracts with a general contractor for the construction of the project. In our capacity as “developer at risk,” we usually guarantee that a project will be completed within a certain maximum cost. Any additional costs which are not the responsibility of the contractor, under their guaranteed maximum price contract, or the result of changes by the university or other third-party, would be our responsibility to fund. We also typically guarantee that a project will be completed and ready for occupancy by a date certain in order to meet housing needs for a particular school term. If completion of a project was delayed beyond such date certain, we would be exposed to claims for liquidated damages, which would usually include, but may not be limited to, the cost of housing prospective residents of the community until it was available for occupancy. Although we generally transfer such risks to the general contractor who is responsible for the construction activities of a development project, if we were to experience significant cost-overruns or were to become subject to such a claim or claims, our financial condition, results of operations and/or cash flows could be materially and adversely impacted.

We may not be able to recover internal development costs.

When developing collegiate housing communities for our ownership on university land, definitive contracts are not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that a ground lease will be executed. These costs could range up to $1.0 million or more and typically include architects’ fees to design the property and third party fees related to other predevelopment services. If an institution’s governing body does not ultimately approve the lease we will not be able to recover these predevelopment costs.

We may be unable to take advantage of certain disposition opportunities because of additional costs we have agreed to pay if we sell the University Towers collegiate housing community in a taxable transaction.

We issued University Towers Partnership units for our interest in University Towers. So long as the contributing owners of such property hold at least 25% of the University Towers Partnership units, we have agreed to maintain certain minimum amounts of debt on the property so as to avoid triggering gain to the contributing owners. If we fail to do this, we will owe to the contributing owners the amount of taxes that they incur. In each case, the amount of tax is computed assuming the highest federal and state rates. As a result, these agreements may preclude us from selling the restricted property at the optimal time.

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

Our ability to achieve our expected levels of financial performance will depend significantly upon our ability to invest efficiently our available capital resources in accretive transactions. Although we seek to maintain a pipeline of suitable investment opportunities, we cannot assure you that we will be able to identify any acquisition and/or development opportunities or other investments that meet our investment objectives or that any investment that we make will produce a positive return. Moreover, our investment pipeline is generally subject to numerous uncertainties and conditions that make it difficult to predict if or when any such potential transactions will be consummated. Accordingly, we may be unable to invest our available capital resources on acceptable terms within the time period that we anticipate, or at all, and these delays could result in additional dilution and may cause our financial results, including funds from operations, or FFO, per share, to fall short of analyst expectations. Moreover, we have significant flexibility in investing our capital resources, and we may use the resources in ways with which our stockholders may not agree or for purposes other than those that we originally contemplated.

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

When we enter into an agreement to acquire a property, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. To the extent these third parties or we underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities, or the property may fail to perform in accordance with our projections. If, during the due diligence phase, we do not accurately assess the value of and liabilities associated with a particular property, we may pay a purchase price that exceeds the current fair value of the assets. As a result, material goodwill and other intangible assets would be recorded, which could result in significant charges to earnings in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could materially and adversely impact our financial and operating results, as well as our ability to pay distributions.

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

Independent environmental consultants conduct Phase I environmental site assessments on all of our acquisitions. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. The results of these assessments are addressed and could result in either a cancellation of the purchase, the requirement of the seller to remediate issues or additional costs on our part to remediate the issue.

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

Reporting of on-campus crime statistics required of universities may negatively impact our communities.

Federal and state laws require universities to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring in the vicinity of, or on the premises of, our on-campus communities. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our communities may have an adverse effect on both our on-campus and off-campus communities.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.

We have co-invested and anticipate that we will continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we do not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.

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

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make cash distributions to our stockholders, including those necessary to maintain our qualification as a REIT.

Current market conditions could affect our ability to refinance existing indebtedness or obtain additional financing on acceptable terms and may have other adverse effects on us.

The United States credit markets have in the recent past experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have impacted liquidity in the debt markets, making financing terms for certain borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although we believe that our Master Secured Credit Facility and Third Amended Revolver (each defined below) are sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace these facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

If we are unable to secure additional financing or refinancing on favorable terms or our operating cash flow is insufficient, we may not be able to satisfy our outstanding financial obligations under our mortgage and construction debt. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing. Such sources may not then be available and may require us to adjust our business plan accordingly or significantly cutback or curtail operations and development plans. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

In addition, we mortgage most of our properties to secure payment of indebtedness. In 2012, $48.1 million or 13.4%, of our mortgage and construction debt reaches maturity. If we are unable to service the debt, including in the event we are not successful in refinancing our debt upon maturity, then the properties securing the mortgages could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of a mortgaged property could also cause cross defaults under the Master Secured Credit Facility or the Second Amended Revolver. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Third Amended Revolver contains customary affirmative and negative covenants and provides for potential availability of $315 million upon satisfaction of certain conditions. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions which includes borrowing base calculations that limit availability based upon the underlying value of the collateral and the satisfaction of specified financial and other covenants, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	we may be unable to borrow additional funds as needed or on favorable terms;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•	we may default on our payment or other obligations as a result of insufficient cash flow or otherwise, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;
•	a default under the Master Credit Facility or the Third Amended Revolver may preclude further availability of credit from other sources; and
•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

A change in U.S. government policy with regard to Fannie Mae could materially impact our financial condition.

In 2009 the U. S. Treasury removed the $200 billion cap on the amount of financial aid available for Fannie Mae and extended its conservatorship of Fannie Mae through 2012. The Treasury also capped Fannie Mae’s retained mortgage portfolio limitation at $900 billion and required that this portfolio be reduced on a phased basis beginning in 2010. Through expansion of its off-balance sheet lending products, we believe that Fannie Mae’s balance sheet limitations will not restrict its support of lending to the collegiate housing industry and to us in particular. Should loan availability be reduced, it could impact the value of collegiate housing assets and impair the value of our properties, and we would seek alternative sources of funding. We anticipate that additional capital may be available only at a higher cost and have less attractive terms, if available at all.

A change in the value of our assets could cause us to experience a cash shortfall, be in default of our loan covenants, lose management control or incur a charge for the impairment of assets.

We borrow on a secured basis under the Master Secured Credit Facility and the Third Amended Revolver. A significant reduction in value of the assets secured as collateral could require us to post additional collateral or pay down the balance of the facilities. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to these facilities, this inability would have a material adverse affect on our liquidity and our ability to comply with our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we need to record a charge to write-down the value of the asset to reflect its current estimated value based on its intended use.

Our collegiate housing communities have previously been, and in the future may be, subject to impairment charges, which could adversely affect our results of operations and funds from operations.

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

We have mortgage and construction debt with varying interest rates dependent upon London InterBank Offered Rate (“LIBOR”) plus an applicable margin. In addition, our Third Amended Revolver bears interest at a variable rate on all amounts drawn under the facility. As of December 31, 2011, we had a total of $72.7 million outstanding in variable rate debt, or approximately 20% of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

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

We may reduce the amount of dividends declared on our common stock.

In order for EdR to continue to qualify as a REIT, we are required to distribute annual dividends generally equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. However, in the event of material deterioration in business conditions or tightening in the credit markets, among other factors, our Board of Directors may decide to reduce the amount of our dividend while ensuring compliance with the requirements of the Code related to REIT qualification.

Risks Related to Our Organization and Structure

To maintain our REIT status, we may be forced to limit the activities of our Management Company and Development Company.

To maintain our status as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as our Management Company and our Development Company. Some of our activities, such as our third-party management, development consulting and food services, must be conducted through our Management Company and Development Company for us to maintain our REIT qualification. In addition, certain non-customary services such as cleaning, transportation, security and, in some cases, parking, must be provided by one of our taxable REIT subsidiaries or an independent contractor. If the revenues from such activities create a risk that the value of our Management Company and other TRSs, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Because the 25% threshold is based on value, it is possible that the Internal Revenue Service, or IRS, could successfully contend that the value of our Management Company and other TRSs exceed the 25% threshold even if our Management Company and other TRSs accounts for less than 25% of our consolidated revenues, income or cash flow, in which case our status as a REIT could be jeopardized.

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

The constructive ownership rules under the Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding common stock and thereby subject certain shares to the ramifications of exceeding the ownership limit. Our charter, however, permits exceptions to be made to this limitation if our Board of Directors determines that such exceptions will not jeopardize our tax status as a REIT. This ownership limit could delay, defer or prevent a change of control or other transaction that might otherwise result in a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain ownership limitations and anti-takeover provisions of our charter and bylaws may inhibit a change of our control.

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

We depend upon the services of our key personnel, particularly Randy Churchey, President and Chief Executive Officer, Randall H. Brown, our Executive Vice President and Chief Financial Officer, Thomas Trubiana, our Executive Vice President and Chief Investment Officer, and Christine Richards, our Senior Vice President and Chief Operating Officer. Mr. Churchey’s considerable experience as a senior executive officer of publicly traded real estate companies, including REITs, prior service to EdR as a member of the Board of Directors and familiarity with our operational and organizational structure are critical to the oversight and implementation of our strategic initiatives and the evaluation of our operational performance. In addition, Mr. Brown possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. Mr. Trubiana has been in the collegiate housing business for over 30 years, and has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. Ms. Richards possesses detailed knowledge of our property operations that is critical to the oversight of our communities’ performance and has considerable experience in the collegiate housing industry. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.

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

We intend to continue to be organized and to operate in a manner that will allow us to qualify as a REIT under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. If we lose our REIT status, we will face serious tax consequences that could substantially reduce the funds available for distribution to our stockholders for each year that we fail to qualify as a REIT because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and, therefore, such amounts would be subject to federal income tax at regular corporate rates;
•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through partnerships and limited liability companies. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the diversification of our assets and the sources of our gross income composition of our assets and two “gross income tests.” To satisfy the sources of gross income requirements, we must derive (a) at least 75% of our gross income in any year from qualified sources, such as “rents from real property,” mortgage interest, distributions from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income from sources meeting the 75% gross income test above, and other passive investment sources, such as other interest and dividends and gains from sales of securities. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. In order to meet these requirements, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

We may be subject to federal and state income taxes that would harm our financial condition.

Even if we maintain our status as a REIT, we may become subject to federal and state income taxes. For example, if we recognize a gain from a sale of dealer property or inventory or if our Management Company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s length, that gain or income will be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable

REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax will apply. In addition, we may not be able to make sufficient distributions to avoid corporate income tax and/or the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or the University Towers Partnership or at a level of the other entities through which we indirectly own our properties that would aversely affect our operating results.

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

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property held in inventory primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, subject to certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2011, our wholly-owned portfolio consisted of 37 communities located in 21 states containing 22,666 beds in 7,340 apartment units located near 34 universities.

Thirty-six of our 37 communities are modern apartments, with clusters of low-rise buildings that consist of collegiate housing units with fully-furnished private bedrooms and one or more bathrooms centered around a common area consisting of a fully-furnished living room, fully-equipped eat-in kitchen, and washers/dryers. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our collegiate housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individual locks, high-speed Internet access and cable television connections.

Our wholly-owned collegiate housing communities typically have the following characteristics:

•	located in close proximity to university campuses (within two miles or less);
•	median age of approximately 13 years;
•	designed specifically for students with modern unit plans and amenities; and
•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our wholly-owned communities as of December 31, 2011, which are included in the collegiate housing leasing segment discussed in Note 11, “Segments” to our accompanying consolidated financial statements. All communities are owned in fee with the exception of University Towers, University Village on Colvin, GrandMarc at the Corner and GrandMarc at Westberry Place, which are operated pursuant to ground leases.

						Year Ended December 31, 2011
Name	Primary University Served	Year Built	Acquisition Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
							(in thousands)
Owned and Operated
NorthPointe	University of Arizona Tucson, Arizona	1999	Jan ’05	912	300	85.5%	$323	$354
The Reserve at Athens	University of Georgia Athens, Georgia	1999	Jan ’05	612	200	91.2	214	349
Players Club	Florida State University Tallahassee, Florida	1994	Jan ’05	336	84	99.5	158	469
University Towers	North Carolina State University Raleigh, North Carolina	1989	Jan ’05	953	251	73.9	501 (3)	526	(3)
The Pointe at South Florida	University of South Florida Tampa, Florida	1999	Jan ’05	1,002	336	93.5	416	415
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	1999	Jan ’05	708	211	90.3	317	448
The Commons	Florida State University Tallahassee, Florida	1997	Jan ’05	732	252	92.0	271	371
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	1999	Jan ’05	732	234	95.0	257	351
The Reserve at Star Pass	University of Arizona Tucson, Arizona	2001	Jan ’05	1,020	336	77.9	320	313
The Pointe at Western	Western Michigan University Kalamazoo, Michigan	2000	Jan ’05	876	324	87.9	291	333
College Station at W. Lafayette	Purdue University West Lafayette, Indiana	2000	Jan ’05	960	336	94.6	369	384
Commons on Kinnear	The Ohio State University Columbus, Ohio	2000	Jan ’05	502	166	98.0	261	519

							Year Ended December 31, 2011
Name	Primary University Served	Year Built		Acquisition Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
								(in thousands)
The Pointe	Pennsylvania State University State College, Pennsylvania	1999		Jan ’05	984	294	98.4	493	501
The Reserve at Columbia	University of Missouri Columbia, Missouri	2000		Jan ’05	676	260	99.3	293	434
The Reserve on Frankford	Texas Tech University Lubbock, Texas	1997		Jan ’05	737	243	93.7	267	362
The Lofts	University of Central Florida Orlando, Florida	2002		Jan ’05	730	254	97.6	452	615
The Reserve on West 31st	University of Kansas Lawrence, Kansas	1998		Jan ’05	719	192	92.9	245	341
Campus Creek	University of Mississippi Oxford, Mississippi	2004		Feb ’05	636	192	99.2	233	366
Pointe West	University of South Carolina Cayce, South Carolina	2003		Mar ’05	480	144	97.8	202	421
Campus Lodge	University of Florida Gainesville, Florida	2001		Jun ’05	1,115	360	91.4	457	410
College Grove	Middle Tennessee State University Murfreesboro, Tennessee	1998		Apr ’05	864	240	89.8	290	335
The Reserve on South College	Auburn University Auburn, Alabama	1999		Jul ’05	576	180	95.4	178	309
The Avenue at Southern	Georgia Southern University Statesboro, Georgia	1993		Jun ’06	624	214	91.6	214	344
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	2008	(5)	Aug ’08(4)	768	228	93.6	816	443
University Village on Colvin	Syracuse University Syracuse, New York	2009		Aug ’09	432	120	81.3	776	749
River Pointe	State University of West Georgia Carrollton, Georgia	2000		Jan ’06	504	132	91.2	198	359
Cape Trails	Southeast Missouri State University Cape Girardeau, Missouri	2000		Jan ’06	360	96	99.1	153	391
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	1998		Jan ’06	336	84	98.6	136	372
GrandMarc at the Corner	University of Virginia Charlottesville, VA	2006		Oct ’10	641	224	90.7	454	649
Wertland Square	University of Virginia Charlottesville, VA	2006		Mar ’11	152	50	100	98	707
Jefferson Commons	University of Virginia Charlottesville, VA	2007		Mar ’11	82	22	100	43	580
Westminster House	University of California Berkeley, California	1920		May ’11	167	55	49.2	55	515
Lotus Center	University of Colorado Boulder, Colorado	2008		Nov ’11	40	9	100	32	800
University Village Towers	Univeristy of California Riverside, California	2005		Sept ’11	554	149	86.5	110	547
Irish Row	University of Notre Dame South Bend, Indiana	2011		Nov ’11	326	127	99.2	45	755
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	2006		Dec ’11	562	244	98.4	44	861
3949 Lindell	Saint Louis University St. Louis, Missouri	2008		Dec ’11	256	197	91.4	7	313
Total owned properties		2001	(5)		22,666	7,340
(1)	Average of the physical month-end occupancy rates.

(2)	Monthly revenue per available bed for 2011 is equal to total revenue, including tenant concessions, for the year ended December 31, 2011 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2011 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.
(3)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.
(4)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.
(5)	Represents average year for all properties in our wholly-owned portfolio.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our wholly-owned communities as of December 31, 2011:

Property	Outstanding at December 31, 2011	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Avenue at Southern/The Reserve at Columbia/ The Commons at Knoxville/College Grove	58,131	6.02%	1/1/2019	30 Year
The Reserve at Perkins	14,940	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	69,555	6.02%	1/1/2016	30 Year
Campus Lodge	34,017	6.97%	5/1/2012	30 Year
Pointe West	10,041	4.92%	8/1/2014	30 Year
The Reserve on Frankford	7,485	4.96%	1/1/2015	30 Year
The Reserve at Saluki Pointe – Phase I	10,312	1.38%	6/28/2012	30 Year
The Reserve at Saluki Pointe – Phase II	4,135	2.28%	6/28/2012	30 Year
University Village Apartments on Colvin	8,766	1.38%	9/29/2013	30 Year
Carrollton Crossing/The Commons on Kinnear	16,920	5.45%	1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College	22,705	5.67%	1/1/2020	30 Year
The Oaks on the Square	928	2.48%	10/30/2015	(1)
East Edge	11,630	2.68%	7/1/2014	(2)
GrandMarc at Westberry Place	36,930	4.85%	1/1/2020	30 Year
Total debt /weighted average rate	358,495	5.44%
Unamortized premium	9
Total net of unamortized premium	358,504
Less current portion	(52,288)
Total long-term debt, net of current portion	$306,216
(1)	The construction debt encumbering The Oaks on the Square is interest only through October 30, 2015, the initial maturity date. The Trust has the ability to extend the construction loan two years if certain criteria are met on the initial maturity date.
(2)	The construction debt encumbering East Edge is interest only through July 1, 2014, the initial maturity date. The Trust has the ability to extend the construction loan two years if certain criteria are met on the initial maturity date.

The weighted average interest rate of the mortgage and construction indebtedness was 5.44% as of December 31, 2011. Each of these mortgages is a non-recourse obligation subject to customary exceptions. The loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “EDR.” There were approximately 602 holders of record of the 93,117,547 shares outstanding on March 1, 2012. On the same day, our common stock closed at $10.40. The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2010 and 2011:

	High	Low	Distributions Declared
Fiscal 2010
Quarter 1	$6.19	$4.78	$0.050
Quarter 2	7.38	5.47	0.050
Quarter 3	7.48	5.87	0.050
Quarter 4	8.09	7.09	0.050
Fiscal 2011
Quarter 1	$8.28	$7.24	$0.050
Quarter 2	8.78	7.89	0.070
Quarter 3	9.52	7.16	0.070
Quarter 4	10.34	8.04	0.070

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

During the three months ended December 31, 2011, in connection with the DRSPP, we directed the plan administrator to purchase 484 shares of our common stock for $4,419 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2011. We also directed the plan administrator to purchase 607 shares of our common stock for $5,700 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	129	$9.28	—	—
November 1 – 30, 2011	648	$9.12	—	—
December 1 – 31, 2011	314	$9.55	—	—
Total	1,091	$9.27	—	—
(1)	All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. Our Board of Directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Education Realty Trust, Inc., The S&P 500 Index
And The MSCI US REIT Index

The following graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Index, or the S&P 500, and to the Morgan Stanley Capital International U.S. REIT Index, or the MSCI US REIT Index.

*	$100 invested on 12/31/06 in stock or in index, including reinvestment of dividends. Fiscal year ending December 31.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Education Realty Trust, Inc.	100.00	80.65	41.30	41.20	68.20	92.29
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
MSCI US REIT	100.00	83.18	51.60	66.36	85.26	92.67

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

None.

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data on a consolidated historical basis for EdR.

The following information presented below does not provide all of the information contained in our financial statements, including the related notes. You should read the information below in conjunction with the historical consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$109,404	$96,510	$93,359	$90,754	$84,257
Other leasing revenue	—	—	—	1,357	2,683
Third-party development services	4,103	2,483	8,178	8,303	5,411
Third-party management services	3,336	3,189	3,221	3,672	3,391
Operating expense reimbursements	8,604	14,519	9,722	10,796	9,330
Total revenues	125,447	116,701	114,480	114,882	105,072
Operating expenses:
Collegiate housing leasing operations	50,610	46,293	45,582	45,855	41,261
General and administrative	16,522	17,401	15,752	16,348	14,561
Depreciation and amortization	29,105	25,021	22,787	22,923	25,462
Ground lease expense	5,498	1,528	207	105	—
Loss on impairment	7,859	—	—	388	—
Reimbursable operating expenses	8,604	13,603	9,722	10,796	9,330
Total operating expenses	118,198	103,846	94,050	96,415	90,614
Operating income	7,249	12,855	20,430	18,467	14,458
Nonoperating expenses	19,662	20,565	18,949	24,112	21,606
Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(12,413)	(7,710)	1,481	(5,645)	(7,148)
Equity in earnings (losses) of unconsolidated entities	(447)	(260)	(1,410)	(196)	(277)
Income (loss) before income taxes and discontinued operations	(12,860)	(7,970)	71	(5,841)	(7,425)
Income tax expense (benefit)	(95)	442	1,905	1,102	256
Loss from continuing operations	(12,765)	(8,412)	(1,834)	(6,943)	(7,681)
Discontinued operations:
Income (loss) from operations of discontinued operations	(398)	(34,490)	(5,257)	(1,132)	681
Gain on sale of collegiate housing property	2,388	611	—	—	1,644
Income (loss) from discontinued operations	1,990	(33,879)	(5,257)	(1,132)	2,325
Net loss	(10,775)	(42,291)	(7,091)	(8,075)	(5,356)
Less: Net income (loss) attributable to the noncontrolling interests	239	(233)	164	(128)	60
Net loss attributable to Education Realty Trust, Inc.	$(11,014)	$(42,058)	$(7,255)	$(7,947)	$(5,416)
Earnings per share information:
Income (loss) per share – basic and diluted
Continuing operations	(0.17)	(0.15)	(0.05)	(0.24)	(0.28)
Discontinued operations	0.02	(0.58)	(0.13)	(0.04)	0.08
Net loss per share	$(0.15)	$(0.73)	$(0.18)	$(0.28)	$(0.20)
Weighted average common shares outstanding – basic and diluted	75,485	57,536	40,496	28,513	28,103
Distributions per common share	$0.24	$0.20	$0.36	$0.82	$0.82
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	(12,979)	(8,691)	(2,157)	(6,859)	(7,646)
Income (loss) from discontinued operations, net of tax	1,965	(33,367)	(5,098)	(1,088)	2,230
Net loss	$(11,014)	$(42,058)	$(7,255)	$(7,947)	$(5,416)

BALANCE SHEET DATA

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Assets:
Collegiate housing properties, net	$860,167	$698,793	$749,884	$733,507	$732,979
Other assets, net	117,642	37,887	54,729	44,140	34,481
Total assets	$977,809	$736,680	$804,613	$777,647	$767,460
Liabilities and equity:
Mortgage and construction notes payable	$358,504	$367,631	$406,365	$442,259	$420,940
Other indebtedness	—	3,700	—	32,900	11,500
Other liabilities	46,175	30,567	22,004	20,559	19,080
Total liabilities	404,679	401,898	428,369	495,718	451,520
Redeemable noncontrolling interests	9,776	10,039	11,079	11,751	14,879
Equity	563,354	324,743	365,165	270,178	301,061
Total liabilities and equity	$977,809	$736,680	$804,613	$777,647	$767,460

OTHER DATA (UNAUDITED)

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data and selected property information)
Funds from operations (FFO)(1):
Net loss attributable to Education Realty Trust, Inc.	$(11,014)	$(42,058)	$(7,255)	$(7,947)	$(5,416)
Gain on sale of collegiate housing property	(2,388)	(611)	—	—	(1,644)
Impairment losses	7,859	33,610	3,173	2,021	—
Loss on sale of collegiate housing assets	—	—	—	512	—
Collegiate housing property depreciation and amortization of lease intangibles	29,101	29,940	28,522	28,819	32,490
Equity portion of real estate depreciation and amortization on equity investees	412	479	512	496	424
Equity portion of loss on sale of collegiate housing property on equity investee	256	137	—	—	—
Noncontrolling interests	244	(233)	164	(128)	60
Funds from operations available to all share and unitholders	$24,470	$21,264	$25,116	$23,773	$25,914
Other adjustments to FFO:
Development cost write-off, net of tax benefit	—	—	—	417	—
Acquisition costs	741	1,467	—	—	—
Ground lease straightline	4,208	984	—	—	—
Reorganization/severance costs, net of tax	—	447	—	—	—
Loss (gain) on extinguishment of debt	757	1,426	(830)	4,360	174
Impact of other adjustments to FFO	5,706	4,324	(830)	4,777	174
FFO on participating developments:
Interest on loan to participating development	1,598	329	—	—	—
Development fees on participating development, net of costs and tax	887	128	—	—	—
FFO on participating developments	2,485	457	—	—	—
Core funds from operations available to all share and unitholders(2)	$32,661	$26,045	$24,286	$28,550	$26,088

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data and selected property information)
Cash flow information:
Net cash provided by operations	$41,086	$32,269	$33,235	$26,011	$26,806
Net cash provided by (used in) investing	(220,098)	(46,314)	(41,638)	(31,656)	33,399
Net cash provided by (used in) financing	247,867	(10,166)	30,569	10,614	(62,598)
Per share and distribution data:
Net loss per share – basic and diluted	$(0.15)	$(0.73)	$(0.18)	$(0.28)	$(0.20)
Cash distributions declared per share/unit	0.26	0.20	0.36	0.82	0.82
Cash distributions declared	18,224	12,295	15,330	25,797	22,985
Selected community information(3):
Units(4)	7,340	6,487	6,323	6,047	5,603
Beds(4)	22,666	20,522	19,882	19,216	17,488
Occupancy(5)	91.7%	90.4%	90.0%	92.4%	93.9%
Revenue per available bed(6)	$431	$401	$399	$402	$401
(1)	As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO and prior periods should be restated to be consistent with this guidance. Accordingly, we have restated all periods presented to reflect the current guidance. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net loss for the years ended December 31, 2011, 2010, and 2009, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”
(2)	Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization or severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of the Trust’s assets. In addition, management uses Core FFO in the assessment of the Trust’s operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing the Trust to other REITs as many REITs provide some form of adjusted or modified FFO.
(3)	The selected community information represents all wholly-owned communities for 2011 (37), 2010 (31), 2009 (30), 2008 (29), and 2007 (23) (2007 excludes the communities leased to Place Properties, Inc.). This information excludes property information related to discontinued operations for all years.
(4)	Represents data as of December 31.
(5)	Average of the month-end occupancy rates for the period.
(6)	Revenue per available bed is equal to the total revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired properties are included prospectively from acquisition date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of our management. Our MD&A is presented in twelve sections:

•	Overview
•	Our Business Segments
•	Trends and Outlook
•	Critical Accounting Policies
•	Results of Operations
•	Liquidity and Capital Resources
•	Distributions
•	Off-Balance Sheet Arrangements
•	Non GAAP Measures
•	Inflation
•	Recently Adopted Accounting Pronouncements
•	Recently Issued Accounting Pronouncements

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8, Financial Statements and Supplementary Data, and the Risk Factors included in Item 1A. of this Annual Report.

Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2011, 2010 and 2009 reflect the classification of the following communities’ financial results as discontinued operations: College Station (sold in April 2009); Reserve at Clemson (sold in November 2010); The Gables, Western Place, Berkeley Place and the Pointe at Southern (all sold in December 2010); Troy Place, The Reserve at Jacksonville, The Reserve at Martin, The Chase at Murray and Clemson Place (all sold in January 2011); Collegiate Village (sold in April 2011); and Clayton Station (sold in June 2011).

Overview

We are a self-managed and self-advised REIT engaged in the ownership, acquisition, development and management of high-quality collegiate housing communities. We also provide collegiate housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high-quality collegiate housing communities in the United States in terms of total beds both owned and under management.

We earn income from rental payments we receive as a result of our ownership of collegiate housing communities. We also earn income by performing property management services and development consulting services for third parties through our Management Company and our Development Company, respectively.

We have elected to be taxed as a REIT for federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying consolidated financial statements. Inter-company fees are reflected at contractually stipulated amounts.

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 89.9% of our revenue, excluding operating expense reimbursements, for the year ended December 31, 2011.

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

Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities, the fact that units are furnished and in most cases, rent includes utilities, cable television and internet service and because of the individual lease liability, we believe our communities can typically command higher per-unit and per-square foot rental rates than most multi-family communities in the same geographic markets. We are also typically able to command higher rental rates than on-campus collegiate housing, which tends to offer fewer amenities.

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

Prior to the commencement of each new lease period, mostly during the first two weeks of August, but also during September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year.

Development consulting services

For the year ended December 31, 2011, revenue from our development consulting services represented approximately 4.7% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

Fees for these services are typically 3 – 5% of the total cost of a project and are payable over the life of the construction period, which in most cases is one to two years in length. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. As part of the development agreements, there are certain costs we pay on behalf of universities or third-party investors. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the universities or third-party investors. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our development consulting services business.

Management services

For the year ended December 31, 2011, revenue from our management services segment represented approximately 5.4% of our revenue, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Trends and Outlook

Rents and occupancy

We manage our communities to maximize revenues, which are primarily driven by two components: rental rates and occupancy rate. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus collegiate housing provided by colleges and universities and off-campus collegiate housing provided by private owners. This additional collegiate housing both on and off campus can create competitive pressure on rental rates and occupancy.

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. The same-community portfolio opened the 2011/2012 lease term 94.9% occupied, a 112 basis point improvement over the prior lease term, with a 4.6% increase in net rental rates. This compares to the 2010/2011 lease term that opened with a 2.3% improvement in occupancy and a 2.0% improvement in net rental rates. Preleasing for the 2012/2013 lease term is 259 basis points ahead of the prior year with the same-community portfolio 35.2% preleased. The results represent averages for the Trust’s portfolio which are not necessarily indicative of every community in the portfolio.

Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them as quickly as possible in an effort to minimize the Trust’s exposure and reverse any negative trends.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing for new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010, and the Trust currently expects 2012 revenue to be as low as $0.4 million. Beginning in the summer of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market over the prior year is evidenced by the Trust’s active development projects, two third-party developments and one participating development, and a 65% increase from 2010 in third-party development revenue to $4.1 million for the year ended December 31, 2011.

The amount and timing of future revenues from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within agreed upon construction timelines and budgets. To date, we have completed construction on all of our development projects in time for their targeted occupancy dates.

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010 with an increase of approximately 0.1%. For the year ended December 31, 2011, same-community operating expenses increased approximately 2.9% from 2010, which includes a 2.2% increase in direct operating expenses and a 5.9% increase in fixed costs primarily due to the impact of real estate tax refunds recorded in the second and third quarters of 2010.

General and administrative costs

In the first half of 2010, we began a reorganization plan, and as a result, saw a 2.8% reduction in general and administrative expenses (“G&A”), before reorganization, development pursuit and acquisition costs, when compared to the same period in 2009. Historically, we have presented all G&A costs, including regional and corporate costs of supporting our communities, in G&A in our accompanying consolidated statement of operations. However, beginning in 2012 we intend to report the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A. We believe the new presentation will improve comparability within the industry and provide a better reflection of the total cost to operate a property. For the year ended December 31, 2011, G&A costs of $15.9 million, before reorganization, development pursuit costs and acquisition costs, increased $1.0 million or 6.4% when compared to the prior year. This increase is primarily attributable to payroll and benefits associated with the growth of the development consulting services segment.

Asset repositioning and capital recycling

As previously reported, we completed the sale of five communities in January 2011. These transactions culminated a significant repositioning of our portfolio that began in the fourth quarter of 2010. The five communities had over 1,900 beds and were at mostly smaller universities with limited barriers to entry. With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million (see Note 5 to the accompanying consolidated financial statements).

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 5 to the accompanying consolidated financial statements). The net proceeds of just under $28.0 million was used to fund development and acquisition activity and for general working capital purposes.

In the first quarter of 2011, we executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. We are the majority owner and managing member of the joint venture and will manage the community once completed.

During 2011, we completed the following collegiate housing community acquisitions (see Note 4 to the accompanying consolidated financial statements):

•	Wertland Square and Jefferson Commons, serving the University of Virginia in Charlottesville, Virginia for a purchase price of $23.0 million;
•	Westminster House, serving the University of California at Berkeley in Berkeley, California for a purchase price of $16.0 million;
•	University Village Towers, serving the University of California, Riverside in Riverside, California for a purchase price of $38.1 million (we had a 10% equity interest in the community and managed the community prior to the acquisition);
•	Irish Row, serving the University of Notre Dame in South Bend, Indiana for a purchase price of $27.5 million;
•	Lotus Lofts, serving the University of Colorado, Boulder in Boulder, Colorado for a purchase price of $6.0 million (we are in the process of developing housing adjacent to the current building which has 40 beds; thus, adding 199 beds to the community);
•	GrandMarc at Westberry Place, serving Texas Christian University in Fort Worth, Texas for a purchase price of $55.1 million; and
•	3949 Lindell, serving Saint Louis University in St. Louis, Missouri for a purchase price of $28.5 million.

Our weighted average capitalization rate for these acquisitions was 6.4%, ranging from 6.0% to 7.4%, based on estimated annual net operating income. Capitalization rate is defined as the ratio of net operating income (estimated GAAP revenues less property operating expenses for the year acquired) less estimated capital expenditures, to the purchase price on the date of acquisition.

In June 2011, we executed an agreement with Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University — Downtown Phoenix campus. Financing was finalized in March 2012;

therefore, we are proceeding with the project. We are the majority owner and managing member of the joint venture and will manage the community once completed.

In December 2011, EdR was selected to negotiate the potential revitalization and expansion of more than 9,000 residence hall beds at the University of Kentucky (UK). Phase I includes the development, construction and ownership of a 601-bed, on-campus undergraduate honors housing community, to be available for occupancy by the fall 2013. In February 2012, a 50-year ground lease for the phase I development was approved by the University of Kentucky Board of Trustees. Simultaneously, formal discussions began regarding phase II, which is expected to include EdR assuming management of all the university’s 6,000-bed housing portfolio in 2013. Phase II also includes planned phases of construction and demolition of the existing portfolio in order to add modern accommodations and attractive new living communities to the UK campus. Upon completion of both phases in the next seven years, UK’s total bed count is anticipated to be close to 9,000 beds that will be privately funded and owned on land leased from the university. This project will be financed through The ONE PlanSM.

In January 2012, we completed the purchase of The Reserve on Stinson near the University of Oklahoma in Norman, Oklahoma for a purchase price of $20.6 million. We had a 10% equity interest in the community and managed the community prior to the acquisition. The Reserve on Stinson has 612 beds and is less than a half mile from campus.

Also in January 2012, EdR partnered with Landmark Properties for the development of a 668-bed cottage-style community at the University of Mississippi. The development, which will be the first cottage-style community in EdR’s portfolio, is expected to cost $36.7 million and is targeted for a summer 2013 delivery.

We believe these transactions helped the Trust recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities. We believe these steps improved the quality of the Trust’s portfolio and position the Trust for better long-term growth potential.

We currently have six active, owned and participating developments that are all progressing on or ahead of schedule, which include projects at the University of Texas, University of Connecticut, Syracuse University, University of Alabama, Arizona State University-Phoenix and Johns Hopkins University.

On November 8, 2011, the Trust completed a follow-on offering of 14.4 million shares of its common stock, which includes 1.9 million shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $124.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. On January 10, 2011, the Trust completed a follow-on offering of 13.2 million shares of its common stock, which includes 1.7 million shares purchased by the underwrites pursuant to an overallotment option. The Trust received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

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

We also periodically enter into joint venture arrangements whereby we provide development consulting services to third-party collegiate housing owners in an agency capacity. We recognize our portion of the earnings in each joint venture based on our ownership interest, which is reflected after net operating income in our accompanying consolidated statement of operations as equity in earnings of unconsolidated entities. Our revenue and operating expenses could fluctuate from period to period based on the extent to which we utilize joint venture arrangements to provide third-party development consulting services.

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

Results of operations for acquired collegiate housing communities are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. The Trust recognizes pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a community when they are incurred.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value (See Note 2 to the accompanying consolidated financial statements). Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. The related carrying value of the community is recorded as held for sale in the accompanying consolidated balance sheet and operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented.

Repairs and maintenance

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use and are recorded as restricted cash on our accompanying consolidated balance sheets.

Use of estimates

Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting revenue under the percentage of completion method, useful lives of collegiate housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, the determination of fair value for impairment assessments and in recording the allowance for doubtful accounts. Actual results could differ from those estimates.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

The following table presents our results of operations for the years ended December 31, 2011 and 2010 (amounts in thousands):

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$109,404	$—	$—	$—	$109,404	$96,510	$—	$—	$—	$96,510
Third-party development consulting services	—	5,682	—	(1,579)	4,103	—	2,788	—	(305)	2,483
Third-party management services	—	—	3,336	—	3,336	—	—	3,189	—	3,189
Intersegment revenues	—	—	3,270	(3,270)	—	—	—	3,762	(3,762)	—
Operating expense reimbursements	—	—	—	8,604	8,604	—	916	—	13,603	14,519
Total segment revenues	109,404	5,682	6,606	3,755	125,447	96,510	3,704	6,951	9,536	116,701
Segment operating expenses:
Collegiate housing leasing operations	50,610	—	—	—	50,610	46,293	—	—	—	46,293
General and administrative	—	2,998	6,873	(75)	9,796	—	2,885	7,255	(170)	9,970
Intersegment expenses	3,270	—	—	(3,270)	—	3,762	—	—	(3,762)	—
Reimbursable operating expenses	—	—	—	8,604	8,604	—	—	—	13,603	13,603
Total segment operating expenses	53,880	2,998	6,873	5,259	69,010	50,055	2,885	7,255	9,671	69,866
Segment net operating income (loss)(1)	$55,524	$2,684	$(267)	$(1,504)	$56,437	$46,455	$819	$(304)	$(135)	$46,835
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31:

	2011	2010
Net operating income for reportable segments	$56,437	$46,835
Other unallocated general and administrative expenses	(6,726)	(7,431)
Depreciation and amortization	(29,105)	(25,021)
Ground leases	(5,498)	(1,528)
Loss on impairment of collegiate housing communities	(7,859)	—
Nonoperating expenses	(19,662)	(20,565)
Equity in earnings (losses) of unconsolidated entities	(447)	(260)
Loss before income taxes and discontinued operations	$(12,860)	$(7,970)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011(9)	Year Ended December 31, 2010(9)	Favorable (Unfavorable)
Wholly-owned communities:
Occupancy
Physical(1)	91.7%	90.4%	130bps
Economic(2)	87.4%	86.6%	80bps
NarPAB(3)	$406	$378	$28
Other income per avail. bed(4)	$25	$23	$2
RevPAB(5)	$431	$401	$30
Operating expense per bed(6)	$199	$192	$(7)
Operating margin(7)	53.7%	52.0%	170bps
Design Beds(8)	253,691	240,508	13,183
Same-communities(10):
Occupancy
Physical(1)	91.7%	90.4%	130bps
Economic(2)	87.8%	86.3%	150bps
NarPAB(3)	$395	$377	$18
Other income per avail. bed(4)	$23	$23	$—
RevPAB(5)	$418	$400	$18
Operating expense per bed(6)	$198	$193	$(5)
Operating margin(7)	52.6%	51.8%	80bps
Design Beds(8)	238,641	238,585	56
(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.
(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(6)	Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.
(7)	Represents operating income divided by revenue.
(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.
(9)	This information excludes property information related to discontinued operations.
(10)	Represents operating statistics for communities that were operating for the full year ended December 31, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $109.4 million for the year ended December 31, 2011. This represents an increase of $12.9 million, or 13.4%, from the same period in 2010. This increase included $8.5 million related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, Westminster House located in Berkeley, California, University Village Towers located in Riverside, California, Lotus Center located in Boulder, Colorado, Irish Row located in South Bend, Indiana, GrandMarc at Westberry Place located in Ft. Worth, Texas, and 3949 Lindell located in St. Louis, Missouri, and $4.4 million from a 4.6% increase in same-community revenue. The same-community revenue growth was driven by a 0.9%

improvement in occupancies, a 3.5% increase in net rental rates and a 0.2% increase in other rental revenue.

Operating expenses in the collegiate housing leasing segment increased $4.3 million, or 9.3%, to $50.6 million for the year ended December 31, 2011 as compared to the same period in 2010. The nine new communities discussed above added $3.0 million of operating expenses over the prior year. In addition, same-community operating expenses increased $1.3 million, or 2.9%, over the same period in the prior year primarily due to real estate tax refunds recorded in the same period in 2010 and an increase in payroll, marketing and cable/internet expenses.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2011 and 2010:

			Segment Revenues
Project	Beds	Fee Type	2011	2010	Difference
			(in thousands)
University of Michigan	896	Development fee	$—	$1	$(1)
Indiana University of Pennsylvania – Phase IV	596	Development fee	456	641	(185)
Colorado State University – Pueblo II	500	Development fee	1	531	(530)
SUNY College of Environmental Science and Forestry	454	Development fee	273	802	(529)
East Stroudsburg University	969	Development fee	1,886	231	1,655
Mansfield University of Pennsylvania	634	Development fee	1,362	52	1,310
Miscellaneous consulting fees	—	Consulting fee	125	225	(100)
Third-party development consulting services total			4,103	2,483	1,620
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	1,579	305	1,274
Development consulting services total			$5,682	$2,788	$2,894

Development consulting services revenue increased $2.9 million, or 103.8%, to $5.7 million for the year ended December 31, 2011 as compared to the same period in 2010. Third-party development consulting revenue increased $1.6 million from the prior year due to more development activity on two active third-party development consulting projects. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying consolidated financial statements) contributed $1.3 million of additional revenue. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column. If the construction loan and second mortgage had been repaid prior to December 31, 2011, the Trust would have recognized development services revenue net of costs of $1.7 million, guarantee fee revenue of $3.0 million and interest income of $1.9 million since the commencement of the project.

General and administrative expenses increased $0.1 million, or 3.9%, for the year ended December 31, 2011 compared to the same period in the prior year. This increase is primarily due to additional payroll costs related to the increased development activity. Internal development project costs related to the Science + Technology Park at Johns Hopkins discussed above are deferred in the accompanying consolidated financial statements until the revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue decreased $0.3 million, or 5.0%, for the year ended December 31, 2011 when compared to the same period in 2010. This decrease is primarily due to the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010 offset by a net increase in fee revenue for existing contracts and a decline in intersegment revenues related to a reduction in the fee charged to our owned portfolio.

General and administrative costs for our management services segment decreased $0.4 million or 5.3% for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to a reduction in payroll and benefits. Excluding the impact of restructuring costs recorded in 2010, general and administrative expenses increased 4.0% over the prior year.

Other unallocated general and administrative expenses

For the year ended December 31, 2011, other unallocated general and administrative expenses decreased $0.7 million or 9.5% to $6.7 million compared to the prior year primarily due to $1.5 million in acquisition costs related to the purchase of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010 offset by $0.7 million in acquisitions costs for the purchase of various collegiate housing communities incurred during 2011.

Depreciation and amortization

Depreciation and amortization increased $4.0 million, or 16.3%, during the year ended December 31, 2011 over the same period in the prior year. This increase relates primarily to the purchase of nine new properties discussed above.

Ground lease expense

For the year ended December 31, 2011, the cost of ground leases increased $4.0 million, compared to the same period in the prior year, due to the addition of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010. This community is subject to a 99-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Loss on impairment

During 2011and 2010, management determined that the carrying value of various collegiate housing communities may not be recoverable due to a decline in estimated net operating income and/or the potential sale of these assets. The fair value of these properties was estimated and management recorded an impairment loss of $7.9 million and $33.6 million, respectively (see Note 6 to the accompanying consolidated financial statements). The 2010 impairment loss is included in discontinued operations.

Nonoperating expenses

For the year ended December 31, 2011, interest expense declined $1.5 million, or 7.8%, when compared to the same period in the prior year primarily due to the repayment of variable rate debt of $35.5 million that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 10 to the accompanying consolidated financial statements) and the sale of the interest rate cap associated with this variable rate debt in January of 2011. These decreases were offset by the loss on extinguishment of debt of $0.4 million incurred in the first quarter of 2011 (see Note 10 to the accompanying consolidated financial statements) and a decline in interest income of $0.2 million.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to investments in unconsolidated entities that own collegiate housing communities. For the year ended December 31, 2011, equity in losses was $0.4 million compared to $0.3 million in the prior year.

Results of Operations for the Years Ended December 31, 2010 and 2009

The following table presents our results of operations for the years ended December 31, 2010 and 2009 (amounts in thousands):

	Year Ended December 31, 2010					Year Ended December 31, 2009
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$96,510	$—	$—	$—	$96,510	$93,359	$—	$—	$—	$93,359
Third-party development consulting services	—	2,788	—	(305)	2,483	—	8,178	—	—	8,178
Third-party management services	—	—	3,189	—	3,189	—	—	3,221	—	3,221
Intersegment revenues	—	—	3,762	(3,762)	—	—	1,129	3,629	(4,758)	—
Operating expense reimbursements	—	916	—	13,603	14,519	—	—	—	9,722	9,722
Total segment revenues	96,510	3,704	6,951	9,536	116,701	93,359	9,307	6,850	4,964	114,480
Segment operating expenses:
Collegiate housing leasing operations	46,293	—	—	—	46,293	45,582	—	—	—	45,582
General and administrative	—	2,885	7,255	(170)	9,970	—	3,261	7,135	(96)	10,300
Intersegment expenses	3,762	—	—	(3,762)	—	3,629	—	—	(3,629)	—
Reimbursable operating expenses	—	—	—	13,603	13,603	—	—	—	9,722	9,722
Total segment operating expenses	50,055	2,885	7,255	9,671	69,866	49,211	3,261	7,135	5,997	65,604
Segment net operating income (loss)(1)	$46,455	$819	$(304)	$(135)	$46,835	$44,148	$6,046	$(285)	$(1,033)	$48,876
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the year ended December 31:

	2010	2009
Net operating income for reportable segments	$46,835	$48,876
Other unallocated general and administrative expenses	(7,431)	(5,452)
Depreciation and amortization	(25,021)	(22,787)
Ground leases	(1,528)	(207)
Nonoperating expenses	(20,565)	(18,949)
Equity in earnings (losses) of unconsolidated entities	(260)	(1,410)
Income (loss) before income taxes and discontinued operations	$(7,970)	$71

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010(9)	Year Ended December 31, 2009(9)	Favorable (Unfavorable)
Wholly-Owned communities:
Occupancy
Physical(1)	90.4%	90.0%	40bps
Economic(2)	86.6%	86.6%	—bps
NarPAB(3)	$378	$374	$4
Other income per avail. bed(4)	$23	$25	$(2)
RevPAB(5)	$401	$399	$2
Property operating expense per bed(6)	$192	$195	$3
Operating margin(7)	52.0%	51.2%	80bps
Design Beds(8)	240,508	233,898	6,610
Same communities(10):
Occupancy
Physical(1)	91.2%	90.2%	100bps
Economic(2)	87.6%	87.1%	50bps
NarPAB(3)	$372	$371	$1
Other income per avail. bed(4)	$23	$25	$(2)
RevPAB(5)	$395	$396	$(1)
Property operating expense per bed(6)	$194	$193	$(1)
Operating margin(7)	51.0%	51.2%	(20)bps
Design Beds(8)	224,185	224,202	(17)
(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.
(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.
(6)	Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.
(7)	Represents operating income divided by revenue.
(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.
(9)	This information excludes property information related to discontinued operations.
(10)	Represents operating statistics for communities that were operating for the full years ended December 31, 2010 and 2009.

Total revenue in the collegiate housing leasing segment was $96.5 million for the year ended December 31, 2010, an increase of $3.1 million, or 3.4%, from the same period in 2009. This increase represents an increase of $3.5 million related to the new communities, University Village on Colvin (Syracuse) and The Reserve at Saluki Pointe (Carbondale) that opened in the third quarter of 2009 and The GrandMarc at The Corner (Charlottesville) that was purchased in the fourth quarter of 2010. Offsetting this increase was a decline in same-community revenue of $0.4 million primarily due to a decrease in service and application fees, parking income and damage billings than in the prior year.

Operating expenses in the collegiate housing leasing segment increased $0.7 million, or 1.6%, to $46.3 million for the year ended December 31, 2010 as compared to the prior year. The new communities that opened in the third quarter of 2009 and the purchase of The GrandMarc at The Corner in the fourth quarter of 2010 contributed to $0.7 million of the increase from the prior year. Same-community operating expenses increased $40,000 primarily due to increases in payroll costs of $0.3 million and an increase in utilities cost of $0.8 million offset by a decline in the cost of resident phone, data and cable services of $0.5 million, a decrease in real estate taxes of $0.4 million and a decline in the cost of insurance.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2010 and 2009:

		Segment Revenues
Project	Beds	2010	2009	Difference
		(in thousands)
University of Michigan	896	$1	$183	$(182)
Fontainebleu Renovation Project	435	—	68	(68)
West Chester – Phase I	1,197	—	3,287	(3,287)
West Chester – Phase II	1,467	—	65	(65)
Indiana University of Pennsylvania – Phase III	1,084	—	1,946	(1,946)
Indiana University of Pennsylvania – Phase IV	596	641	605	36
Colorado State University – Pueblo I	253	—	791	(791)
Colorado State University – Pueblo II	500	531	1,051	(520)
Auraria Higher Education System	685	—	182	(182)
SUNY College of Environmental Science and Forestry	454	802	—	802
East Stroudsburg University	969	231	—	231
Mansfield University of Pennsylvania	634	52	—	52
Miscellaneous consulting fees	—	225	—	225
Third-party development consulting services total		2,483	8,178	(5,695)
Participating project – Science + Technology Park at Johns Hopkins	572	305	—	305
Third-party development consulting services plus participating projects total		2,788	8,178	(5,390)
Southern Illinois University – Carbondale	768	—	100	(100)
Syracuse University	432	—	1,029	(1,029)
Intersegment development services total		—	1,129	(1,129)
Development consulting services total		$2,788	$9,307	$(6,519)

Development consulting services revenue decreased $6.5 million, or 70.0%, to $2.8 million for the year ended December 31, 2010 as compared to the same period in 2009. Third-party development consulting revenue declined $5.7 million from the prior year as credit market conditions in 2009 delayed the financing and the commencement of construction on previously awarded projects, resulting in only four active third-party development jobs for the year ended December 31, 2010 compared to seven active projects in 2009. However, the decrease in active third-party development consulting revenue was partially offset by $0.2 million in revenue related to consulting services that were unrelated to an active development project and $0.3 million of fees related to the participating project at the Science + Technology Part at

Johns Hopkins (see Note 2 to the accompanying consolidated financial statements). Due to the fact the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. As such the fees are deferred in the eliminations column of the segment financial statements. During the year ended December 31, 2010, the Trust was reimbursed $0.9 million for operating expenses related to the Johns Hopkins project that the Trust had incurred in prior years. This resulted in a difference between operating expense reimbursement revenue and operating expense reimbursement expenses, which typically have no markup, and an increase in net operating income for the year. Total development consulting service revenue was also impacted by a decline in intersegment revenue related to two internal developments that were completed in the third quarter of 2009. As these fees relate to development services performed on projects owned by the Trust, they are eliminated in the accompanying consolidated financial statements.

General and administrative expenses decreased $0.4 million, or 11.5%, for the year ended December 31, 2010. This decrease is primarily due to a decline in third-party development pursuit costs and marketing and advertising expenses.

Management services

Total management services revenue remained relatively flat for the year ended December 31, 2010 when compared to the prior year due to a consistent number of management contracts each period and relatively flat revenue at those projects.

General and administrative costs increased $0.1 million or 1.7% compared to the prior year due to $0.7 million of severance costs incurred in 2010. These severance costs were offset by the reduction in salary expense related to the reorganization plan implemented in 2010. Excluding the severance costs, general and administrative costs in the management services segment were reduced by 7.8% from the prior year.

Other unallocated general and administrative expenses

For the year ended December 31, 2010, other unallocated general and administrative expenses increased $2.0 million or 36.2% to $7.4 million compared to the prior year primarily due to $1.5 million in acquisition costs related to the purchase of The GrandMarc at The Corner (Charlottesville) in the

fourth quarter of 2010. Additionally, an increase in corporate payroll and benefits and costs related to the pursuit of company owned-developments contributed to the increase.

Depreciation and amortization

For the year ended December 31, 2010, depreciation and amortization expense increased $2.2 million or 9.8% to $25.0 million compared to the prior year. The new communities that opened in the third quarter of 2009 and The GrandMarc at The Corner (Charlottesville) which was purchased in the fourth quarter of 2010, contributed $1.2 million of the increase. The remainder of the increase can be attributed to higher capital spending in 2009 and 2010.

Ground lease expense

For the year ended December 31, 2010, the cost of ground lease expense increased $1.3 million compared to the prior year due to the opening and addition of the University Village on Colvin (Syracuse) and The GrandMarc at The Corner (Charlottesville) which are both subject to ground leases. The Trust recognizes the cost for these leases on a straight-line basis over the life of the lease.

Nonoperating expenses

For the year ended December 31, 2010, interest expense increased $0.5 million or 2.5% when compared to the same period in the prior year. This increase is primarily attributable to the decline in the value of the interest rate cap of $0.4 million, as discussed in Note 10 to the accompanying consolidated financial statements, and the decrease in capitalized interest of $0.5 million on owned developments compared to the prior year. These increases in interest expense were offset by the repayment of mortgage debt on certain communities in the fourth quarter of 2009.

A refund of defeasance costs in 2009 also contributed to the increase in nonoperating expenses. The refund resulted in an $0.8 million gain on the extinguishment of debt related to the 2008 repayment of mortgage debt discussed above.

Equity in earnings of unconsolidated entities

Equity in earnings (losses) of unconsolidated entities represents our share of the net income or loss related to four investments in unconsolidated entities that own collegiate housing communities. For the year ended December 31, 2010, equity in losses was $0.3 million compared to $1.4 million in the prior year. The decrease in equity in losses was primarily related to $1.5 million of the Trust’s share of an impairment loss related to the underlying collegiate housing assets of our joint venture property in Goleta, California in 2009. A decline in occupancy and increase in interest expense on our joint venture property in Greensboro, North Carolina offset this decrease.

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2011, our borrowing base was $175 million, we had no amounts outstanding under the Third Amended Revolver and we had a letter of credit outstanding of $1.5 million (see Note 16 to our accompanying consolidated financial statements); thus, our remaining borrowing base availability was $173.5 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2011, the Trust was in compliance with all covenants discussed above.

We are prohibited from making distributions except to comply with all legal requirements to maintain our status as a REIT.

As of December 31, 2011, we had outstanding mortgage and construction indebtedness of $358.5 million (excluding unamortized debt premium of $9,508). Of the total, $35.8 million relates to construction debt that is disclosed below, $36.9 million relates to variable rate mortgage debt assumed in an acquisition that is disclosed below and $96.1 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%. During the year ended December 31, 2011, we repaid $18.8 million of this fixed rate debt bearing an interest rate of 5.55% that was due to mature in March 2012 (see Note 10 to the accompanying consolidated financial statements). The remaining $189.7 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. During the year ended December 31, 2011, we repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 10 to the accompanying consolidated financial statements).

In December 2011, we assumed $36.9 million of variable rate mortgage debt in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2011, the interest rate applicable to the loan was 4.85%.

As of December 31, 2011, we had borrowed $0.9 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2011, we had borrowed $11.6 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). We are the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2011, we had $10.3 million and $4.1 million outstanding on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, we paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis.

As of December 31, 2011, we had $8.8 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, we extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis.

Liquidity outlook and capital requirements

During the year ended December 31, 2011, we generated $41.0 million of cash from operations, received proceeds of $265.2 million from equity offerings, disposed of seven communities for net proceeds of $57.5 million, assumed $36.9 million of mortgage debt and borrowed $12.6 million on construction loans. When combined with $7.0 million of existing cash, we were able to invest $22.1 million of capital into existing communities, acquire eight communities for an aggregate of $193.4 million, repay $3.7 million under the Second Amended Revolver, repay $42.1 million of mortgage debt, invest $54.0 million in assets under development, distribute $18.2 million to our stockholders and unitholders, fund $8.1 million of the second mortgage to East Baltimore Development, Inc. for the Johns Hopkins project and end the year with approximately $75.8 million of cash.

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

Distributions for the year ended December 31, 2011 totaled $18.2 million, or $0.24 per weighted average share/unit, compared to cash provided by operations of $41.0 million, or $0.54 per weighted average share/unit. During the third quarter of 2011, our Board of Directors increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend.

Based on our closing share price of $10.23 on December 31, 2011, our total enterprise value was $1.2 billion. With net debt (total debt less cash) of $282.7 million as of December 31, 2011, our debt to enterprise value was 22.9% compared to 43.9% as of December 31, 2010. With gross assets of $1.1 billion, which excludes accumulated depreciation of $166.3 million, our debt to gross assets ratio was 31.3% as of December 31, 2011 as compared to 41.5% as of December 31, 2010.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offerings in January and November of 2011, selling 13.2 million shares, including the underwriters’ overallotment option, for net proceeds of $91.7 million and 14.4 million shares, including the underwriters’ overallotment option, for net proceeds of $124.4 million, respectively. A portion of the net proceeds was used to repay approximately $38.1 million of debt with the remaining proceeds used to fund the Trust’s current developments and acquisitions, fund future acquisitions and developments and for general corporate purposes.

As discussed in Note 2 to the accompanying consolidated financial statements, we implemented an at-the-market equity distribution program during the second quarter of 2010. We could sell shares of our common stock having an aggregate offering amount of up to $50 million. As of September 30, 2011, we had sold 4.1 million shares of common stock under the equity distribution program for net proceeds of approximately $36.7 million and reached the aggregate offering amount of $50 million. On September 20, 2011, we implemented the 2011 at-the-market equity distribution program having an aggregate offering amount of up to $50 million. For the year ended December 31, 2011, we had sold 1.3 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $11.4 million. The proceeds will be used to fund the Trust’s current developments and acquisitions, fund future acquisitions and developments and for general corporate purposes.

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic properties. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital that would most likely be used to pay down debt and possibly finance acquisition/development growth or other operational needs.

The Trust completed the sale of five communities in January 2011 (see Note 5 to the accompanying consolidated financial statements). These transactions culminated a significant repositioning of the Trust’s portfolio that began in the fourth quarter of 2010. The five communities had over 1,900 beds and were at mostly smaller universities with limited barriers to entry. With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million.

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 5 to the accompanying consolidated financial statements). The net proceeds of approximately $27.8 million will be used to fund development and acquisition activity and for general working capital purposes.

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

We have eight active development projects that we are developing for our ownership with aggregate project costs of $250.7 million. Through December 31, 2011, $33.9 million of the costs have already been incurred and funded.

In January 2012, we completed the purchase of The Reserve on Stinson near the University of Oklahoma in Norman, Oklahoma for a purchase price of $20.6 million. We previously had a 10% equity interest in the community and managed the community prior to the acquisition. The Reserve on Stinson has 612 beds and is less than a half mile from campus.

During the fourth quarter of 2011, we purchased Irish Row, serving the University of Notre Dame in South Bend, Indiana for a purchase price of $27.5 million; Lotus Lofts, serving the University of Colorado, Boulder in Boulder, Colorado for a purchase price of $6.0 million; GrandMarc at Westberry Place, serving Texas Christian University in Fort Worth, Texas for a purchase price of $55.1 million; and 3949 Lindell, serving Saint Louis University in St. Louis, Missouri for a purchase price of $28.5 million.

On September 22, 2011, we completed the purchase of University Village Towers, adjacent to the University of California, Riverside, for a purchase price of $38.1 million. The Operating Partnership had a 10% equity investment in the entity that owned University Village Towers and also managed the property prior to the acquisition. On May 23, 2011, we completed the purchase of Westminster House, adjacent to the University of California, Berkeley, for a purchase price of $16.0 million. On March 15, 2011, we completed the purchase of two collegiate housing communities, Wertland Square and Jefferson Commons, adjacent to the University of Virginia, for an aggregate purchase price of $23.0 million. Combined acquisition costs for all of the above purchases were $1.5 million and are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2011. We funded these acquisitions with existing cash, including cash proceeds generated by the January and November 2011 common stock offerings, the assumption of $36.9 million in mortgage debt and sales of collegiate housing communities discussed above.

On October 21, 2011, the Trust filed a new universal shelf registration statement which permits us to issue up to $500 million in securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms. That universal shelf registration statement was declared effective on October 28, 2011. As of December 31, 2011, $369.9 million of registered securities remained available for issuance.

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

When we develop projects for our ownership, as opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with us.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Third Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Third Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of December 31, 2011, we were in compliance with all covenants related to our Third Amended Revolver.

Capital expenditures

The historical recurring capital expenditures, excluding discontinued operations, at our wholly-owned communities are set forth as follows:

	As of and for the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Total units	6,143	6,143	6,143
Total beds	19,210	19,209	19,210
Total recurring capital expenditures	$4,986	$4,341	$3,901
Average per unit	$811.68	$706.59	$635.03
Average per bed	$259.56	$225.97	$203.07

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

Commitments

The following table summarizes our contractual obligations as of December 31, 2011 (amounts in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations(1)	$52,288	$103,102	$79,131	$123,974	$358,495
Contractual Interest Obligations(2)	18,526	30,159	18,778	15,745	83,208
Operating Lease and Future Purchase Obligations(3)	11,287	16,619	13,689	482,414	524,009
Capital Reserve Obligations(4)	1,269	2,365	1,690	1,469	6,793
Total	$83,370	$152,245	$113,288	$623,602	$972,505
(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Third Amended Revolver and construction loan agreements.
(2)	Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2011. The Trust has $72,701of variable rate debt as of December 31, 2011.
(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases) and future purchase obligations for advertising.
(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness

As of December 31, 2011, seventeen of our communities were unencumbered by mortgage debt.

As of December 31, 2011, we had outstanding mortgage and construction indebtedness of $358.5 million (net of unamortized debt premium of $9,508). The scheduled future maturities of this indebtedness as of December 31, 2011 were as follows (in thousands):

Year
2012	$52,288
2013	37,534
2014	65,568
2015	11,480
2016	67,651
Thereafter	123,974
Total	358,495
Debt premium	9
Outstanding as of December 31, 2010, net of debt premium	$358,504

As of December 31, 2011, the outstanding mortgage and construction debt had a weighted average interest rate of 5.44% and carried an average term to maturity of 4.15 years.

The Trust had no amount outstanding under the Third Amended Revolver as of December 31, 2011. The Third Amended Revolver has a term of three years and matures on September 21, 2014, and provides that the

Operating Partnership may extend the maturity date one year subject to certain conditions. The Third Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our Board of Directors. We may be required to use borrowings under our Third Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the third quarter of 2011, our Board of Directors increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend.

Our Board of Directors declared a fourth quarter distribution of $0.07 per share of common stock for the quarter ended on December 31, 2011. The distribution was paid on February 15, 2012 to stockholders of record at the close of business on January 31, 2012.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million as of December 31, 2011 and is secured by the Third Amended Revolver.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third party debt in the amount of $24.4 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying consolidated financial statements) the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4 to the accompanying consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of December 31, 2011, $1.4 million has been drawn on the construction loan of which $0.5 million is attributable to our partner; thus, is not included in our accompanying consolidated financial statements.

Non GAAP Measures

Funds From Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Funds from Operations, or FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO, and prior periods should be restated to be consistent with this guidance. Accordingly, we have restated all periods presented to reflect the current guidance. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and by the October 2011 guidance described above), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. We believe that net income is the most directly comparable GAAP measure to FFO available to stockholders and unitholders. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The Trust also uses core funds from operations, or Core FFO, as an operating performance measure. Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization or severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of the Trust’s assets. In addition, management uses Core FFO in the assessment of the Trust’s operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing the Trust to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net loss for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Net loss attributable to Education Realty Trust, Inc.	$(11,014)	$(42,058)	$(7,255)
Gain on sale of collegiate housing assets	(2,388)	(611)	—
Loss on impairment of collegiate housing assets	7,859	33,610	3,173
Real estate related depreciation and amortization	29,101	29,940	28,522
Real estate depreciation and amortization included in equity in earnings of investees	412	479	512
Equity portion of loss on sale of collegiate housing property on equity investee	256	137	—
Noncontrolling interests	244	(233)	164
FFO	24,470	21,264	25,116
FFO adjustments:
Loss on extinguishment of debt	757	1,426	(830)
Acquisition costs	741	1,467	—
Straight-line adjustment for ground leases	4,208	984	—
Reorganization/severance costs, net of taxes	—	447	—
FFO adjustments:	5,706	4,324	(830)
FFO on Participating Developments:
Interest on loan to Participating Development	1,598	329	—
Development fees on Participating Development, net of costs and taxes	887	128	—
FFO on Participating Developments:	2,485	457	—
Core FFO	$32,661	$26,045	$24,286

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other revenues earned from our collegiate housing communities less operating expenses and real estate taxes related to our collegiate housing communities. Other REITs may use different methodologies for calculating NOI, and accordingly, the Trust’s NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. The Trust uses NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Trust’s operating results. However, NOI should only be used as an alternative measure of the Trust’s financial performance.

For the year ended December 31, 2011, wholly-owned community revenue increased 13.4%, or $12.9 million, and operating expenses grew 9.3%, or $4.3 million, resulting in a 17.1%, or $8.6 million, increase in NOI. The new-communities acquired in 2011 contributed NOI of $5.5 million, and same-communities contributed NOI of $3.1 million due to strong leasing results for the 2011/2012 lease term and focused expense controls at the community level.

The following is a reconciliation of our GAAP operating income (loss) to NOI for years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Year ended December 31,
	2011	2010	2009
Operating income (loss)	$7,249	$12,855	$20,430
Less: Third-party development services revenue	4,103	2,483	8,178
Less: Third-party management services revenue	3,336	3,189	3,221
Less: Operating expense reimbursements	—	916	—
Plus: General and administrative expenses	16,522	17,401	15,752
Plus: Ground leases	5,498	1,528	207
Plus: Depreciation and amortization	29,105	25,021	22,787
Plus: Loss on impairment of collegiate housing assets	7,859	—	—
NOI	$58,794	$50,217	$47,777

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA is defined as net income or loss excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) interest expense; (6) other non-operating expense (income); (7) income tax expense (benefit); (8) non-controlling interest; and (9) applicable expenses related to discontinued operations. We consider

EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. As of December 31, 2011, our net debt (total debt less cash) to EBITDA was 5.7x and our interest coverage ratio (EBITDA divided by interest expense) was 2.7x

The following is a reconciliation of our GAAP net loss to EBITDA for years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Year ended December 31,
	2011	2010	2009
Net loss attributable to common shareholders	$(11,014)	$(42,058)	$(7,255)
Straight line adjustment for ground leases	4,208	984	—
Acquisition costs	741	1,467	—
Depreciation and amortization	29,105	25,021	22,787
Loss on impairment of collegiate housing assets	7,859	—	—
Interest expense, net	18,242	19,787	19,309
Interest expense – discontinued operations	76	2,392	5,276
Other nonoperating expense (income)	1,420	778	(360)
Income tax expense (benefit)	(95)	442	1,905
Non-controlling interest	239	(233)	164
Applicable expenses (income) related to discontinued operations	(1,513)	39,813	9,597
EBITDA	$49,268	$48,393	$51,423

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

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued new authoritative guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no impact on the Trust’s consolidated financial statements.

In December 2010, the FASB issued new authoritative guidance on the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no material impact on the Trust’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment — Real Estate Sales, to eliminate diversity in practice regarding whether in substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies the accounting for such transactions is based on their substance rather than their form, and a reporting entity generally would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2011, we had fixed rate debt of $285.8 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $10.0 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $10.7 million increase in the fair value of our fixed rate debt. As of December 31, 2011, 79.7% of the outstanding principal amounts of our mortgage and construction notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.96% and an average term to maturity of 4.00 years.

As of December 31, 2011, we assumed $36.9 million of variable rate mortgage debt in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2011, the interest rate applicable to the loan was 4.85%.

As of December 31, 2011, we had borrowed $35.8 million on construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $14.4 million, $8.8 million, $11.6 million and $0.9 million maturing in 2012, 2013, 2014 and 2015, respectively.

Additionally, in 2008, we borrowed $49.9 million to refinance mortgage debt. The loans bore interest at 30-day LIBOR plus an applicable margin and matured on January 1, 2014. In order to hedge the interest rate risk associated with these loans, we purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. The interest rate cap effectively limited the interest rate on $49.9 million of the refinanced mortgage debt at 7.0% per annum through December 31, 2013. We had chosen not to designate the cap as a hedge and recognized all gain or loss associated with this derivative instrument in earnings. During the year ended December 31, 2011, we repaid the entire balance of this variable rate debt and sold the cap back to the bank for $45,000.

We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 6, 2012

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2011	2010
	(Amounts in thousands, except share and per share data)
Assets:
Collegiate housing properties, net	$803,519	$652,603
Collegiate housing properties – held for sale	—	45,044
Assets under development	56,648	1,146
Corporate office furniture, net	574	855
Cash and cash equivalents	75,813	6,958
Restricted cash	4,826	4,791
Student contracts receivable, net	347	309
Receivable from managed third parties	933	527
Notes receivable	18,000	9,872
Goodwill and other intangibles, net	3,965	3,284
Other assets	13,184	11,291
Total assets	$977,809	$736,680
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$358,504	$367,631
Revolving line of credit	—	3,700
Accounts payable	3,933	984
Accrued expenses	27,833	17,340
Deferred revenue	14,409	12,243
Total liabilities	404,679	401,898
Commitments and contingencies (see Note 16)	—	—
Redeemable noncontrolling interests	9,776	10,039
Equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 91,800,688 and 58,657,056 shares issued and outstanding as of December 31, 2011 and 2010, respectively	918	587
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	662,657	414,850
Accumulated deficit	(101,708)	(90,694)
Total Education Realty Trust, Inc. stockholders’ equity	561,867	324,743
Noncontrolling interests	1,487	—
Total equity	563,354	324,743
Total liabilities and equity	$977,809	$736,680

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2011	2010	2009
	(Amounts in thousands, except share and per share data)
Revenues:
Collegiate housing leasing revenue	$109,404	$96,510	$93,359
Third-party development services	4,103	2,483	8,178
Third-party management services	3,336	3,189	3,221
Operating expense reimbursements	8,604	14,519	9,722
Total revenues	125,447	116,701	114,480
Operating expenses:
Collegiate housing leasing operations	50,610	46,293	45,582
Development and management services	5,506	5,268	5,933
General and administrative	11,016	12,133	9,819
Depreciation and amortization	29,105	25,021	22,787
Ground lease expense	5,498	1,528	207
Loss on impairment of collegiate housing properties	7,859	—	—
Reimbursable operating expenses	8,604	13,603	9,722
Total operating expenses	118,198	103,846	94,050
Operating income	7,249	12,855	20,430
Nonoperating expenses:
Interest expense	18,242	19,787	19,309
Amortization of deferred financing costs	1,244	1,192	939
Loss (gain) on extinguishment of debt	351	—	(830)
Interest income	(175)	(414)	(469)
Total nonoperating expenses	19,662	20,565	18,949
Income (loss) before equity in losses of unconsolidated entities, income taxes and discontinued operations	(12,413)	(7,710)	1,481
Equity in earnings (losses) of unconsolidated entities	(447)	(260)	(1,410)
Income (loss) before income taxes and discontinued operations	(12,860)	(7,970)	71
Income tax expense (benefit)	(95)	442	1,905
Loss from continuing operations	(12,765)	(8,412)	(1,834)
Discontinued operations:
Loss from operations of discontinued operations	(398)	(34,490)	(5,257)
Gain on sale of collegiate housing property	2,388	611	—
Income (loss) from discontinued operations	1,990	(33,879)	(5,257)
Net loss	(10,775)	(42,291)	(7,091)
Less: Net income (loss) attributable to the noncontrolling interests	239	(233)	164
Net loss attributable to Education Realty Trust, Inc.	$(11,014)	$(42,058)	$(7,255)
Earnings (loss) per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.17)	$(0.15)	$(0.05)
Discontinued operations	0.02	(0.58)	(0.13)
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$(0.15)	$(0.73)	$(0.18)
Weighted average common shares outstanding – basic and diluted	75,485,418	57,535,698	40,495,558
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(12,979)	$(8,691)	$(2,157)
Income (loss) from discontinued operations, net of tax	1,965	(33,367)	(5,098)
Net loss	$(11,014)	$(42,058)	$(7,255)
Distributions per common share	$0.24	$0.20	$0.36

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2008	28,475,855	$285	$308,356	$(41,381)	$2,918	$270,178
Proceeds from issuances of common stock, net of offering costs	28,175,000	282	115,851	—	—	116,133
Common stock issued to officers and directors	8,000	—	34	—	—	34
Amortization of restricted stock	36,750	—	617	—	—	617
Cash dividends	—	—	(14,491)	—	(100)	(14,591)
PIU Repurchase	—	—	39	—	(39)	—
PIUs Issued	—	—	—	—	13	13
OP Unit Conversion	10,000	—	49	—	—	49
Net loss	—	—	—	(7,255)	(13)	(7,268)
Balance, December 31, 2009	56,705,605	567	410,455	(48,636)	2,779	365,165
Proceeds from issuances of common stock, net of offering costs	1,802,931	19	12,435	—	—	12,454
Common stock issued to officers and directors	34,000	—	336	—	—	336
Common stock issued to retire PIUs	50,826	1	196	—	—	197
Amortization of restricted stock	63,694	—	619	—	—	619
Cash dividends	—	—	(11,477)	—	(22)	(11,499)
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Net income (loss)	—	—	—	(42,058)	10	(42,048)
Balance, December 31, 2010	58,657,056	587	414,850	(90,694)	—	324,743
Proceeds from issuances of common stock, net of offering costs	32,996,205	330	264,004	—	—	264,334
Common stock issued to officers and directors	44,280	—	360	—	—	360
Amortization of restricted stock	103,147	1	1,165	—	—	1,166
Cash dividends	—	—	(17,722)	—	—	(17,722)
Noncontrolling interests in joint ventures	—	—	—	—	1,487	1,487
Net loss	—	—	—	(11,014)	—	(11,014)
Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2011	2010	2009
	(Amounts in thousands)
Operating activities:
Net loss	$(10,775)	$(42,291)	$(7,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,105	25,021	22,787
Depreciation included in discontinued operations	450	5,359	6,327
Deferred tax expense (benefit)	(197)	(841)	228
Loss on disposal of assets	22	32	28
Gain on sale of collegiate housing property	(2,388)	(611)	—
Noncash rent expense related to the straight line adjustment for long-term ground leases	4,208	984	—
Gain on redemption of noncontrolling interest	—	—	(60)
Loss on impairment of collegiate housing properties	7,859	—	—
Loss on impairment of collegiate housing properties included in discontinued operations	—	33,610	1,726
Loss (gain) on extinguishment of debt	351	—	(830)
Loss on extinguishment of debt included in discontinued operations	406	1,426	—
Amortization of deferred financing costs	1,243	1,192	939
Amortization of deferred financing costs included in discontinued operations	2	84	108
Loss (gain) on interest rate cap	5	235	(204)
Amortization of unamortized debt premiums/discounts	(390)	(398)	(406)
Distributions of earnings from unconsolidated entities	264	388	393
Noncash compensation expense related to stock-based incentive awards	1,502	783	677
Equity in losses of unconsolidated entities	447	260	1,410
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(239)	(20)	112
Management fees receivable	(406)	(250)	124
Other assets	(1,497)	(1,606)	5,461
Accounts payable and accrued expenses	8,500	6,286	1,063
Accounts receivable (payable) affiliate	—	18	7
Deferred revenue	2,614	2,608	436
Net cash provided by operating activities	41,086	32,269	33,235
Investing activities:
Property acquisitions, net of cash acquired	(193,393)	(45,500)	—
Purchase of corporate furniture and fixtures	(173)	(173)	(209)
Restricted cash	(35)	(212)	1,016
Insurance proceeds received from property damage	—	—	234
Investment in collegiate housing properties	(22,129)	(17,978)	(11,298)
Proceeds from sale of collegiate housing properties	57,515	25,682	210
Payments on notes receivable	75	2,148	—
Loan to participating development	(8,128)	(9,872)	—
Earnest money deposits	(75)	—	—
Investment in assets under development	(54,015)	(1,146)	(31,098)
Distributions from unconsolidated entities	285	777	—
Investments in unconsolidated entities	(25)	(40)	(493)
Net cash used in investing activities	(220,098)	(46,314)	(41,638)

See accompanying notes to the consolidated financial statements.

	2011	2010	2009
	(Amounts in thousands)
Financing activities:
Payment of mortgage and construction notes	(42,130)	(13,222)	(101,631)
Borrowings under mortgage and construction loans	49,488	—	66,143
Debt issuance costs	(1,527)	6	(2,676)
Debt extinguishment costs	(351)	(629)	830
Borrowings on line of credit	—	31,700	28,000
Repayments of line of credit	(3,700)	(28,000)	(60,900)
Proceeds from issuance of common stock	265,318	12,599	122,561
Payment of offering costs	(1,007)	(158)	(6,428)
Redemption of noncontrolling interests	—	(167)	—
Dividends and distributions paid to common and restricted stockholders	(17,722)	(11,477)	(14,491)
Dividends and distributions paid to noncontrolling interests	(502)	(818)	(839)
Net cash provided by (used in) financing activities	247,867	(10,166)	30,569
Net increase (decrease) in cash and cash equivalents	68,855	(24,211)	22,166
Cash and cash equivalents, beginning of period	6,958	31,169	9,003
Cash and cash equivalents, end of period	$75,813	$6,958	$31,169
Supplemental disclosure of cash flow information:
Interest paid	$19,526	$19,764	$25,269
Income taxes paid	$339	$1,456	$1,658
Supplemental disclosure of noncash activities:
Redemption of noncontrolling interests from unit holder	$—	$—	$109
Note receivable received in connection with sale of collegiate housing property	$—	$—	$2,300

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

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	EDR Management Inc. (“Management Company”), a Delaware corporation performing collegiate housing management activities; and
•	EDR Development LLC (“Development Company”), a Delaware limited liability company providing development consulting services for third party collegiate housing communities.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of collegiate housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, the determination of fair value for impairment assessments and in the recording of the allowance for doubtful accounts. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the accompanying consolidated statements of operations, development and management services expenses had previously been included in general and administrative expenses and ground leases had previously been included in collegiate housing leasing operations expenses. The reclassification of development and management services expenses and ground leases to separate presentation in our statements of operations was not material to our consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2011, the Trust had $38.6 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. Acquisition costs are expensed as incurred and are included in general and administrative costs in the accompanying consolidated statements of operations.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the years ended December 31, 2011, 2010 and 2009, thirteen properties were classified as part of discontinued operations in the accompanying consolidated statements of operations for all periods presented. Five of these properties were sold in the fourth quarter of 2010 and the remaining seven were sold in 2011 (see Note 5).

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2011 and 2009 were $1.7 million and $2.7 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. There were no deferred financing costs incurred during the year ended December 31, 2010. Amortization expense totaled $1.2 million, $1.2 million, and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, accumulated amortization totaled $5.1 million and $5.6 million, respectively. Deferred financing costs, net of amortization, are included in other assets in the accompanying consolidated balance sheets (see Note 7).

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

On June 2, 2010, the Trust entered into two equity distribution agreements. Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors to be determined by the Trust and were made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2011 and 2010, the Trust had sold 4.1 million and 1.8 million shares of common stock under the equity distribution program for net proceeds of approximately $36.7 million and $12.4 million, respectively. As of December 31, 2011, the Trust had sold common stock equaling the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the equity distribution agreements discussed above, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of December 31, 2011, the Trust had sold 1.3 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $11.4 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the years ended December 31, 2011 and 2010, total compensation expense relating to the ESPP was $24,338 and $12,605, respectively.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2011 and 2010, the Trust had net unamortized debt premiums of $9,508 and $0.4 million, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

Income taxes

The Trust qualifies as a REIT under the Code. The Trust is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its REIT taxable income for each tax year to its stockholders and meets certain other requirements. If the Trust fails to qualify as a REIT for any taxable year, the Trust will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

The Trust has elected to treat certain of its subsidiaries, including the Management Company, as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income taxes. The Management Company provides management services and through the Development Company, provides development services, which if directly provided by the Trust would jeopardize the Trust’s REIT status. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

The Trust had no unrecognized tax benefits as of December 31, 2011, 2010 and 2009. As of December 31, 2011, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2011, open tax years generally included tax years for 2008, 2009 and 2010. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of December 31, 2011, 2010 and 2009 the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of December 31, 2011, the Trust entered into two joint venture agreements to develop, own and manage properties near the University of Alabama and Arizona State University- Phoenix. The Trust is deemed to be the primary beneficiary of these communities. Accordingly, the Trust accounts for the joint ventures using the consolidation method. Our partners’ capital contributions of $1.5 million are accounted for as noncontrolling interests in the accompanying consolidated balance sheet and statement of changes in equity.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) and profits interest units (“PIUs”) (see Note 9) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31 (in thousands):

	2011	2010
Beginning balance – redeemable noncontrolling interests	$10,039	$11,079
Net income (loss) attributable to redeemable noncontrolling interests	239	(244)
Distributions attributable to redeemable noncontrolling interests	(502)	(796)
Ending balance – redeemable noncontrolling interests	$9,776	$10,039

The PIUs were determined to be noncontrolling interests that were not redeemable and accordingly these amounts were classified in equity in the accompanying consolidated balance sheets and statements of changes in equity. The PIU holder’s share of income or loss was reported in the accompanying consolidated statements of operations as net income attributable to noncontrolling interests. In June 2010, all of the outstanding PIUs were redeemed by the Trust for $0.2 million of cash and 50,826 shares of common stock that had a market value of $0.3 million (see Note 9).

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to common stock by weighted average shares of common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented.

As of December 31, 2011, 2010 and 2009, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2011	2010	2009
Operating Partnership Units	903,738	903,738	903,738
University Towers Operating Partnership Units	207,257	207,257	207,257
Profits Interest Units	—	—	275,000
Total potentially dilutive securities	1,110,995	1,110,995	1,385,995

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

Repairs, maintenance and major improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash in the accompanying consolidated balance sheets as the funds are not available for use.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through December 31, 2011. The carrying value of goodwill was $3.1 million as of December 31, 2011 and 2010, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.9 million and $0.2 million as of December 31, 2011 and 2010, respectively.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures, limited liability companies and limited partnerships using the equity method whereby the costs of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures, limited liability companies and limited partnerships are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying consolidated balance sheets (see Note 8). As of December 31, 2011 and 2010, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures, limited liability companies and limited partnerships that are accounted for under the equity method:

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

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$129	$207	$141
Provision for uncollectible accounts	1,079	1,567	1,836
Deductions	(1,075)	(1645)	(1,770)
Balance, end of period	$133	$129	$207

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2011 and 2009, there was $0.5 million and $3.3 million revenue recognized, respectively, related to cost savings agreements on development projects. There was no cost savings revenue recognized for the year ended December 31, 2010.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust will develop and manage the building, which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18.0 million second mortgage, (c) receive a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) receive a 10-year management contract. As of December 31, 2011 and 2010, the note receivable for the second mortgage had a balance of $18.0 million and $9.9 million, respectively, and is recorded in notes receivable in the accompanying consolidated balance sheets (see Note 7). The Trust does not have an ownership interest of any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to December 31, 2011, the Trust would have recognized development services revenue net of costs of $1.7 million, guarantee fee revenue of $3.0 million and interest income of $1.9 million since the commencement of the project.

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

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $2.5 million, $2.5 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Segment information

The Trust discloses certain operating and financial data with respect to separate business activities within its enterprise. The Trust has identified three reportable business segments: collegiate housing leasing, collegiate housing development consulting services and collegiate housing management services.

Stock-based compensation

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety. The 2011 Plan is described more fully in Note 9. The Trust recognizes compensation costs related to share-based payments in the accompanying consolidated financial statements in accordance with authoritative guidance.

Fair value of financial instruments

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust does not hold or issue financial instruments for trading purposes. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Trust has estimated the fair value of the mortgage notes payable utilizing present value techniques. As of December 31, 2011, the carrying amount and estimated fair value of the fixed rate mortgage notes payable was $285.8 million and $299.3 million, respectively. As of December 31, 2010, the carrying amount and estimated fair value of the mortgage notes payable was $308.0 million and $312.8 million, respectively. No amounts were outstanding on the revolving credit facility as of December 31, 2011. As of December 31, 2010, the Trust had $3.7 million outstanding on the revolving credit facility, which bears interest at variable rates and therefore cost approximates market value. Additionally, the Trust holds various variable rate construction and mortgage debt with a carrying value of $72.7 million and $59.2 million on December 31, 2011 and 2010, respectively, which also approximates market value.

Recent accounting pronouncements

In December 2010, the FASB issued new authoritative guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no impact on the Trust’s consolidated financial statements.

In December 2010, the FASB issued new authoritative guidance on the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010 and is applied prospectively. The adoption had no material impact on the Trust’s consolidated financial statements.

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment — Real Estate Sales, to eliminate diversity in practice regarding whether in substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies the accounting for such transactions is based on their substance rather than their form, and a reporting entity generally would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets as of December 31, 2011 and 2010, respectively, are as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred revenue	$525	$958
Depreciation and amortization	109	95
Accrued expenses	245	132
Straight line rent	15	50
Restricted stock amortization	538	—
Total deferred tax assets	$1,432	$1,235

Significant components of the income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009, respectively, are as follows (in thousands):

	2011	2010	2009
Deferred:
Federal	$(169)	$(719)	$197
State	(28)	(122)	31
Deferred expense (benefit)	(197)	(841)	228
Current:
Federal	(199)	1,028	1,333
State	301	255	344
Current expense	102	1,283	1,677
Total provision	$(95)	$442	$1,905

TRS earnings or losses subject to tax consisted of $0.9 million loss, $1.0 million earnings and $3.6 million earnings for the years ended December 31, 2011, 2010 and 2009, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2011	2010	2009
Tax provision at U.S. statutory rates on TRS income subject to tax	$(293)	$357	$1,224
State income tax, net of federal benefit	319	48	252
Other	(121)	37	429
Tax provision	$(95)	$442	$1,905

4. Acquisition and development of real estate investments

During the year ended December 31, 2011, the Trust completed the following eight collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Purchase Price
Wertland Square	University of Virginia Charlottesville, VA	Mar 2011	152	50	$16.6 million
Jefferson Commons	University of Virginia Charlottesville, VA	Mar 2011	82	22	$6.4 million
Westminster House	University of California Berkeley, California	May 2011	167	55	$16.0 million
University Village Towers(1)	University of California Riverside, California	Sept 2011	554	149	$38.1 million
Lotus Lofts	University of Colorado Boulder, Colorado	Nov 2011	40	9	$6.0 million
Irish Row	University of Notre Dame South Bend, Indiana	Nov 2011	326	127	$27.5 million
GrandMarc at Westberry Place(2)	Texas Christian University Ft. Worth, Texas	Dec 2011	562	244	$55.1 million
3949 Lindell	Saint Louis University St. Louis, Missouri	Dec 2011	256	197	$28.5 million
(1)	The Operating Partnership had a 10% equity investment in the entity that previously owned the University Village Towers collegiate housing community and also managed the property prior to the acquisition.
(2)	The Trust entered into a 53-year ground lease which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the year ended December 31, 2011, the Trust recognized $34,366 in the accompanying consolidated statement of operations related to the ground lease.

Combined acquisition costs for these purchases were $0.7 million and are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2011. The Trust funded these acquisitions with assumed debt of $36.9 million and existing cash, including cash proceeds generated by the January and November 2011 common stock offerings (see Note 2) and sales of collegiate housing communities (see Note 5).A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	University Village Towers	GrandMarc at Westberry Place	Other	Total
Collegiate housing properties	$37,881	$53,935	$100,386	$192,202
Other assets	268	1,146	570	1,984
Current liabilities	(286)	(434)	(1,654)	(2,374)
Mortgage debt	—	(36,930)	—	(36,930)
Total net assets acquired	$37,863	$17,717	$99,302	$154,882

On October 22, 2010, the Trust completed the purchase of The GrandMarc at the Corner, a 641-bed student community at the University of Virginia in Charlottesville, Virginia. The purchase price was $45.7 million with related acquisition costs of $1.5 million. The Trust funded the acquisition with existing cash, including cash proceeds generated by sales of the Trust’s common stock in its equity distribution program, and a draw on the Second Amended Revolver of $27.0 million. In conjunction with the acquisition, the Trust entered into a 99-year ground lease which requires an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the year-ended December 31, 2011, the Trust recognized $4.9 million in the accompanying consolidated statement of operations related to the ground lease. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

Allocation of GrandMarc at the Corner (in thousands)
Collegiate housing properties	$45,194
Other assets	545
Current liabilities	(267)
Total net assets acquired	$45,472

The amounts of the 2011 acquisitions’ revenue and net loss included in the Trust’s accompanying consolidated statement of operations for the year ended December 31, 2011, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net income (loss)
	(in thousands)
Actual from date of acquisition – 12/31/11	$4,505	$935
2011 supplemental pro forma for 1/1/11 – 12/31/11(1)	$140,426	$(7,503)
2010 supplemental pro forma for 1/1/10 – 12/31/10(1)	$134,910	$(40,144)
(1)	Supplemental pro forma earnings for the year ended December 31, 2011 were adjusted to exclude $0.7 million of acquisition-related costs incurred in 2011. Supplemental pro forma earnings for the year ended December 31, 2010 were adjusted to include these charges.

The amounts of the GrandMarc at the Corner’s revenue and net loss included in the Trust’s accompanying consolidated statement of operations for the year ended December 31, 2010, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2009, are as follows:

	Revenue	Net income (loss)
	(in thousands)
Actual from 10/22/10 – 12/31/10	$1,018	$(456)
2010 supplemental pro forma for 1/1/10 – 12/31/10(1)	$124,973	$(42,867)
2009 supplemental pro forma for 1/1/09 – 12/31/09(1)	$123,122	$(11,178)
(1)	Supplemental pro forma earnings for the year ended December 31, 2010 were adjusted to exclude $1.4 million of acquisition-related costs incurred in 2010. Supplemental pro forma earnings for the year ended December 31, 2009 were adjusted to include these charges.

As previously discussed, the Trust purchased a collegiate housing community near the University of Colorado, Boulder in November 2011. The Trust is developing adjacent housing on the existing land, which is expected to open in the fall of 2013. As of December 31, 2011, the Trust had incurred $0.1 million in project costs. During the year ended December 31, 2011, the Trust capitalized interest costs and internal development project costs of $933 and $7,376, respectively, related to the development.

In June 2011, the Trust executed an agreement with Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus. The Trust expects to finalize the financing for the project in March 2012. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of December 31, 2011, the Trust and Summa West, LLC had incurred $4.8 million in costs for the project, capitalized interest costs of approximately $0.1 million and capitalized internal development project costs of approximately $17,782 related to the development. The community is expected to open in the fall of 2013.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and third project financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM.

As of December 31, 2011, the Trust had incurred $6.1 million in costs for the project, which is expected to open in July of 2012, and capitalized interest costs and internal development project costs of $0.1million and $0.1 million, respectively, related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of December 31, 2011, the Trust and the Edwards Companies had incurred $21.2 million in costs for the project, which is expected to open in July of 2012, capitalized interest costs of approximately $0.2 million and internal development project costs of approximately $0.1 million related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of December 31, 2011, the Trust had incurred $7.4 million in costs for the project, which is expected to open in July of 2013. During the years ended December 31, 2011 and 2010, the Trust capitalized interest costs of $0.2 million and $11,291, respectively, and internal development project costs of $0.2 million and $52,441, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. The Trust will develop, own and manage the collegiate housing communities in these first two phases. As of December 31, 2011, the Trust had incurred $17.0 million in project costs. During the years ended December 31, 2011 and 2010, the Trust capitalized interest costs of $0.3 million and $1,517, respectively, and internal development project costs of $0.2 million and $29,472, respectively, related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opens. The Trust has expenditures for assets under development accrued in accounts payable and accrued expenses of $1.7 million and $5.3 million, respectively, as of December 31, 2011. There were no expenditures related to assets under development accrued as of December 31, 2010.

5. Disposition of real estate investments and discontinued operations

In April and June 2011, the Trust sold the Collegiate Village, located in Macon, Georgia, and Clayton Place, located in Morrow, Georgia, respectively, for an aggregate sales price of $28.0 million resulting in net proceeds of approximately $27.8 million after closing costs.

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

The gross sales price for the first agreement was $38.7 million with net proceeds of approximately $20.5 million after repayment of related debt of $17.3 million (see Note 10) and other closing costs.

The second agreement closed on January 19, 2011 and included the following five properties :

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

On November 19, 2010, the Trust sold the Reserve at Clemson collegiate housing community for a sales price of $14.4 million resulting in net proceeds of approximately $1.2 million after the repayment of $12.0 million in mortgage debt (see Note 10) and other closing costs.

Accordingly, the results of operations of all twelve properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria. The five properties included in the second agreement are classified as assets held for sale in the accompanying consolidated balance sheet for the year ended December 31, 2010.

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

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Collegiate housing leasing revenue	$716	$19,429	$19,849
Other leasing revenue	414	191	—
Collegiate housing leasing operating expenses	(594)	(11,239)	(11,669)
Depreciation and amortization	(450)	(5,359)	(6,328)
Loss on impairment	—	(33,610)	(1,726)
Interest expense	(76)	(2,392)	(5,275)
Amortization of deferred financing costs	(2)	(84)	(108)
Loss on extinguishment of debt	(406)	(1,426)	—
Noncontrolling interests	5	521	159
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(393)	$(33,969)	$(5,098)
Gain on sale of collegiate housing property	$2,388	$611	$—
Noncontrolling interests	(30)	(9)	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$2,358	$602	$—

6. Collegiate housing properties

Collegiate housing properties consist of the following as of December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Land	$83,133	$54,800
Land improvements	58,577	51,019
Construction in progress	43,715	3,237
Buildings	789,492	697,119
Furniture, fixtures and equipment	51,586	48,976
	1,026,503	855,151
Less accumulated depreciation	(166,336)	(156,358)
Collegiate housing properties, net	$860,167	$698,793

Following is certain information related to investment in collegiate housing properties as of December 31, 2011(amounts in thousands):

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
University Towers	$25,000	$—	$28,652	$28,652	$4,746	$—	$33,398	$33,398	$8,976	01/31/05
The Reserve at Athens	—	1,740	17,985	19,725	1,171	1,740	19,156	20,896	4,502	01/31/05
Players Club	—	727	7,498	8,225	1,598	727	9,096	9,823	2,263	01/31/05
NorthPointe	—	2,498	27,323	29,821	1,944	2,498	29,267	31,765	7,363	01/31/05
The Pointe at South Florida	—	3,508	30,510	34,018	4,632	3,508	35,142	38,650	9,101	01/31/05
The Reserve on Perkins	14,940	913	15,795	16,708	3,068	913	18,863	19,776	4,911	01/31/05
The Commons at Knoxville(1)	21,004	4,630	18,386	23,016	2,254	4,630	20,640	25,270	5,527	01/31/05
The Reserve at Tallahassee	—	2,743	21,176	23,919	3,683	2,743	24,859	27,602	6,368	01/31/05
The Pointe at Western	—	1,096	30,647	31,743	3,815	1,096	34,462	35,558	8,564	01/31/05
College Station at W. Lafayette(2)	18,873	1,887	19,528	21,415	2,707	1,887	22,235	24,122	6,033	01/31/05
The Commons on Kinnear(7)	12,944	1,327	20,803	22,130	1,672	1,327	22,475	23,802	5,405	01/31/05
The Pointe at Penn State(2)	27,672	2,151	35,094	37,245	3,571	2,151	38,665	40,816	9,489	01/31/05
The Reserve at Star Pass(2)	23,010	1,585	30,810	32,395	2,060	1,585	32,870	34,455	8,394	01/31/05
The Reserve at Columbia(1)	14,472	1,071	26,134	27,205	3,475	1,071	29,609	30,680	6,777	01/31/05
The Reserve on Frankford	7,485	1,181	18,899	20,080	2,438	1,181	21,337	22,518	7,768	01/31/05
The Lofts	27,000	2,801	34,117	36,918	1,560	2,801	35,677	38,478	8,170	01/31/05
The Reserve on West 31st	—	1,896	14,920	16,816	4,893	1,896	19,813	21,709	4,851	01/31/05
Campus Creek	—	2,251	21,604	23,855	2,121	2,251	23,725	25,976	6,094	02/22/05
Pointe West	10,041	2,318	10,924	13,242	1,102	2,318	12,026	14,344	3,360	03/17/05
Campus Lodge	34,017	2,746	44,415	47,161	1,847	2,746	46,262	49,008	10,491	06/07/05
College Grove(1)	14,299	1,334	19,270	20,604	3,425	1,334	22,695	24,029	6,510	04/27/05
The Reserve on South College(3)	8,197	1,744	10,784	12,528	2,770	1,744	13,554	15,298	3,930	07/06/05
The Avenue at Southern(1)	8,356	2,028	10,675	12,703	3,337	2,028	14,012	16,040	3,617	06/15/06
The Reserve at Saluki Pointe(6)	14,447	1,099	32,377	33,476	924	1,099	33,301	34,400	3,527	08/01/08	(6)
University Apartments on Colvin	8,766	—	25,792	25,792	(223)	—	25,569	25,569	2,213	08/01/09
University of Texas – Austin	—	—	7,436	7,436	—	—	7,436	7,436	—	08/01/10
Storrs Center	928	1,800	15,189	16,989	—	1,800	15,189	16,989	—	09/27/10
Carrollton Crossing(7)	3,976	682	12,166	12,848	1,120	682	13,286	13,968	2,605	01/01/06
River Pointe(3)	7,062	837	17,746	18,583	1,227	837	18,973	19,810	3,914	01/01/06
Cape Trails(3)	7,446	445	11,207	11,652	1,436	445	12,643	13,088	2,515	01/01/06
GrandMarc at the Corner	—	—	45,384	45,384	573	—	45,957	45,957	1,604	10/22/10
Campus West	—	—	6,127	6,127	—	—	6,127	6,127	—	03/01/11
Wertland Square	—	3,230	13,285	16,515	23	3,230	13,308	16,538	374	03/15/11

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
Jefferson Commons	—	1,420	4,915	6,335	6	1,420	4,921	6,341	135	03/15/11
East Edge	11,630	10,420	10,783	21,203	—	10,420	10,783	21,203	—	03/01/11
Westminster House	—	2,232	13,718	15,950	817	2,232	14,535	16,767	235	05/23/11
ASU Phoenix	—	3,093	1,716	4,809	—	3,093	1,716	4,809	—	07/01/11
Lotus Center	—	3,807	2,192	5,999	83	3,807	2,275	6,082	10	11/14/11
University Village Towers	—	3,434	34,424	37,858	—	3,434	34,424	37,858	418	09/22/11
Irish Row	—	2,637	24,679	27,316	25	2,637	24,704	27,341	155	11/01/11
GrandMarc at Westberry Place	36,930	—	53,935	53,935	2	—	53,937	53,937	138	12/08/11
3949 Lindell	—	3,822	24,448	28,270	—	3,822	24,448	28,270	29	12/21/11
Totals	$358,495	$83,133	$873,468	$956,601	$69,902	$83,133	$943,370	$1,026,503	$166,336
(1)	The Commons at Knoxville, The Reserve at Columbia, College Grove and The Avenue at Southern are cross-collateralized against the $58.1 million outstanding loan discussed in Note 10.
(2)	The Pointe at Penn State, The Reserve at Star Pass and College Station at West Lafayette are cross-collateralized against the $69.6 million outstanding loan discussed in Note 10.
(3)	The Reserve on South College, River Pointe and Cape Trails are cross-collateralized against the $22.7 million outstanding loan discussed in Note 10.
(4)	All properties are garden-style collegiate housing communities except for University Towers which is a traditional residence hall, University Texas — Austin, which will be a high-rise building and Storrs Center, which will be a mixed-use town center and main street development project located in Storrs, Connecticut.
(5)	Assets have useful lives ranging from 3 to 40 years.
(6)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.
(7)	Carrollton Crossing and The Commons on Kinnear are cross collateralized against the $16.9 million outstanding loan discussed in Note 10.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$855,151	$891,391	$847,597
Collegiate housing acquisitions or completed developments	192,178	45,194	37,670
Collegiate housing dispositions	(90,072)	(66,639)	(2,652)
Impairment loss	(7,859)	(33,610)	(1,726)
Additions	77,474	19,124	11,298
Disposals	(369)	(309)	(796)
Balance, end of period	$1,026,503	$855,151	$891,391

The following table reconciles the accumulated depreciation of the Trust’s investment in collegiate housing properties for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$156,358	$141,507	$114,090
Depreciation	28,568	29,849	28,522
Disposals	(347)	(278)	(535)
Collegiate housing dispositions	(18,243)	(14,720)	(570)
Balance, end of period	$166,336	$156,358	$141,507

When the Trust determines that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During 2011and 2010, management determined that the carrying value of various collegiate housing communities may not be recoverable due to a decline in estimated net operating income and/or the potential sale of these assets. The fair value of these properties was estimated and management recorded an impairment loss of $7.9 million and $33.6 million, respectively, in the accompanying consolidated statements of operations. During 2009, management determined that the carrying value of a collegiate housing community may not be recoverable due to a decline in occupancy and trends at the community. The fair value of the property was estimated and management recorded an impairment loss in the accompanying consolidated statement of operations for the year ended December 31, 2009 of $1.7 million. The impairment losses recorded in 2010 and 2009 are included in discontinued operations in the accompanying statements of operations.

7. Corporate office furniture and other assets

As of December 31, 2011 and 2010, the Trust had corporate office furniture with a historical cost of $3.5 million and $3.3 million, and accumulated depreciation of $2.9 and $2.4 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other assets consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Accounts receivable related to pre-development costs	$104	$31
Receivable for construction loan guarantee (see Note 2)	3,000	3,000
Prepaid expenses	902	520
Deferred tax asset	1,432	1,235
Deferred financing costs	3,646	3,407
Investments in unconsolidated entities	29	64
Note receivable (see Note 5)	2,300	2,300
Other	1,771	734
Total other assets	$13,184	$11,291

8. Investments in unconsolidated entities

The Trust’s ownership in University Village-Greensboro LLC, WEDR Riverside Investors V, LLC, and WEDR Stinson Investors V, LLC is accounted for under the equity method. The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships (in thousands):

Financial Position: As of December 31,	2011	2010
Total assets	$48,305	$91,067
Total liabilities	47,104	82,451
Equity	$1,201	$8,616
Trust’s investment in unconsolidated entities	$29	$64

Results of Operations: For the years ended December 31,	2011	2010	2009
Revenues	$9,748	$13,464	$15,957
Net loss	(3,951)	(2,989)	(15,145)
Trust’s equity in losses of unconsolidated entities	$(447)	$(260)	$(1,410)

These entities own collegiate housing communities that are managed by the Trust. As of December 31, 2011, the Trust had $0.9 million in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheet (see Note 2).

During the year ended December 31, 2011, the Trust purchased the majority of the assets from the WEDR Riverside Investors V, LLC joint venture for $38.1 million (see Note 4). During the year ended December 31, 2010, the majority of the assets of the APF EDR, LP and APF EDR Food Services LP joint ventures were sold to an unrelated third party. During the years ended December 31, 2011 and 2010, the Trust recognized $0.3 million and $0.1 million, respectively, as its portion of the losses on the investments as part of equity in losses of unconsolidated entities in the accompanying consolidated statement of operations and recorded its share of the proceeds from the sales of $0.2 million and $0.7 million, respectively, as distributions in the accompanying consolidated financial statements. During the year ended December 31, 2009, equity in losses of unconsolidated entities includes a loss of $1.4 million which resulted from impairment of the APF EDR, LP and APF EDR Food Services LP joint ventures discussed above.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. As of December 31, 2011, the Trust had 3,418,220 shares of its common stock reserved for issuance pursuant to the 2011 Plan.

Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of December 31, 2011 and 2010 unearned compensation related to restricted stock totaled $1.2 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2011, 2010 and 2009, compensation expense of $0.7 million, $0.4 million and $0.6 million, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of restricted stock.

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

On January 1, 2011 and March 11, 2010, the Trust adopted the 2011 Long-Term Incentive Plan (the “2011 LTIP”) and 2010 Long-Term Incentive Plan (the “2010 LTIP”), respectively. The purpose of the LTIPs is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On

January 1, 2011, the Trust issued 138,000 of time-vested restricted stock and 207,000 performance-vested RSUs to executives and key employees under the 2011 LTIP pursuant to the 2004 Plan described above. On April 13, 2010, the Trust issued 136,000 shares of time-vested restricted stock and 204,000 RSUs to executives and key employees under the 2010 LTIP pursuant to the 2004 Plan described above. The restricted stock will vest ratably over three years as long as the participants remain employed with the Trust. The RSUs will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies over the period of time beginning January 1, 2011 to January 1, 2014 for the 2011 LTIP and January 1, 2010 to January 1, 2013 for the 2010 LTIP (the “Performance Periods”). At the end of the Performance Periods, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock, and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. As of December 31, 2011 and December 31, 2010, unearned compensation related to RSUs totaled $0.8 million and $0.5 million and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the year ended December 31, 2011 and 2010, compensation expense of $0.5 million and $0.2 million, respectively, was recognized in the accompanying consolidated statement of operations, related to the vesting of RSUs.

PIUs were units in a limited liability company controlled by the Trust that held a special class of partnership interests in the Operating Partnership. On June 3, 2010, the Trust redeemed all of the outstanding PIUs for an aggregate of $0.2 million cash and 50,826 shares of the Trust’s common stock with a market value of $0.3 million. For purposes of the 2004 Plan, each PIU was deemed equivalent to an award of one share of the Trust’s common stock and entitled the owner of such unit to receive the same quarterly per unit distributions as one Operating Partnership Unit. PIUs did not have full parity with Operating Partnership Units with respect to liquidating distributions; therefore, the value of PIUs was less than the value of the Trust’s common stock. The grant or vesting of PIUs was not a taxable transaction to recipients. Conversely, the Trust did not receive any tax deductions for compensation expense from the granting of PIUs. PIUs were treated as noncontrolling interests in the accompanying consolidated financial statements at an amount equal to the holders’ ownership percentage of the net equity of the Operating Partnership.

Total stock-based compensation recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $0.8 million and $0.7 million, respectively. Additionally during the year ended December 31, 2011, the Trust issued 44,280 shares to its independent directors pursuant to the 2011 Plan discussed above. During the year ended December 31, 2010, the Trust issued 4,000 shares of common stock to an executive officer and 30,000 shares to its independent directors pursuant to the 2004 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	PIUs	Stock Awards(1)	Total
Outstanding as of December 31, 2008	275,000	208,000	483,000
Granted	5,000	8,000	13,000
Retired	(5,000)	—	(5,000)
Outstanding as of December 31, 2009	275,000	216,000	491,000
Granted	—	436,826	436,826
Retired	(275,000)	—	(275,000)
Outstanding as of December 31, 2010	—	652,826	652,826
Granted	—	389,280	389,280
Retired	—	(7,020)	(7,020)
Outstanding as of December 31, 2011	—	1,035,086	1,035,086
Vested as of December 31, 2011	—	406,439	406,439
(1)	Includes restricted stock and RSU awards.

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2011, our borrowing base was $175.0 million, we had no amounts outstanding under the Third Amended Revolver, and we had letters of credit outstanding of $1.5 million (see Note 16); thus, our remaining borrowing base availability was $173.5 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2011, the Trust was in compliance with all covenants discussed above.

The Trust is prohibited from making distributions except to comply with all legal requirements to maintain its status as a REIT.

During the year ended December 31, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

As of December 31, 2011, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding as of at December 31, 2011	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Avenue at Southern/The Reserve at Columbia/ The Commons at Knoxville/College Grove	58,131	6.02%	1/1/2019	30 Year
The Reserve at Perkins	14,940	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	69,555	6.02%	1/1/2016	30 Year
Campus Lodge	34,017	6.97%	5/1/2012	30 Year
Pointe West	10,041	4.92%	8/1/2014	30 Year
The Reserve on Frankford	7,485	4.96%	1/1/2015	30 Year
The Reserve at Saluki Pointe – Phase I	10,312	1.38%	6/28/2012	30 Year
The Reserve at Saluki Pointe – Phase II	4,135	2.28%	6/28/2012	30 Year
University Village Apartments on Colvin	8,766	1.38%	9/29/2013	30 Year
Carrollton Crossing/The Commons on Kinnear	16,920	5.45%	1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College	22,705	5.67%	1/1/2020	30 Year
The Oaks on the Square	928	2.48%	10/30/2015	(1)
East Edge	11,630	2.68%	7/1/2014	(2)
GrandMarc at Westberry Place	36,930	4.85%	1/1/2020	30 Year
Total debt /weighted average rate	358,495	5.44%
Unamortized premium	9
Total net of unamortized premium	358,504
Less current portion	(52,288)
Total long-term debt, net of current portion	$306,216
(1)	The construction debt encumbering The Oaks on the Square is interest only through October 30, 2015, the initial maturity date. The Trust has the ability to extend the construction loan two years if certain criteria are met on the initial maturity date.
(2)	The construction debt encumbering East Edge is interest only through July 1, 2014, the initial maturity date. The Trust has the ability to extend the construction loan two years if certain criteria are met on the initial maturity date.

The Trust also has a credit facility with Fannie Mae (the “Master Secured Credit Facility”) that was entered into on December 31, 2008 and expanded on December 2, 2009. The proceeds of approximately $197.7 million were used to prepay approximately $185.6 million of mortgage debt that was due to mature in July 2009. The remaining proceeds were used to pay $4.3 million in defeasance costs and other costs related to the early repayment of debt, $2.1million in deferred financing costs, pay down the revolving credit facility and pay for other corporate working capital needs. The Trust accounted for the transaction as a legal defeasance and recognized a loss of $4.4 million on the early extinguishment of debt during 2008. During 2009, the Trust received a refund of defeasance costs resulting in an $0.8 million gain on the extinguishment. During the year ended December 31, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 5). In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. During the year ended December 31, 2011, the Trust sold the cap back to the bank for $45,000 when the variable rate debt discussed above was repaid. The notional amount of the cap was $49.9 million and the cap rate was 7.0% per year. The Operating Partnership chose not to designate the cap as a hedge and recognized all gains or losses associated with this derivative instrument in earnings. The fair value of the interest rate cap was determined using available market information or other appropriate valuation methodologies and was classified as level 2 as defined in the authoritative guidance. As of December 31, 2010, the cap had a value of $0.1 million and is classified in other assets in the accompanying consolidated balance sheet. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2011.

During the year ended December 31, 2011, the Trust repaid $18.8 million of mortgage debt bearing a fixed interest rate of 5.55% that was due to mature in March 2012 and was secured by the collegiate housing community referred to as NorthPointe in Tucson, Arizona. The mortgage debt was repaid with proceeds received in connection with the stock offering that was conducted in November 2011 (see Note 2).

As of December 31, 2011, the Trust assumed $36.9 million of variable rate mortgage debt in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2011, the interest rate applicable to the loan was 4.85%.

As of December 31, 2011, the Trust had borrowed $0.9 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2011, the Trust had borrowed $11.6 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2011, the Trust had $10.3 million and $4.1 million outstanding on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis.

As of December 31, 2011, the Trust had $8.8 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis.

As of December 31, 2010, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding as of December 31, 2010	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
NorthPointe	18,800	5.55%	3/1/2012	30 Year
The Pointe at S. Florida/The Reserve at Columbia/ The Commons at Knoxville/College Grove	58,902	6.02%	1/1/2019	30 Year
The Reserve at Perkins	15,140	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	70,478	6.02%	1/1/2016	30 Year
Campus Lodge	34,668	6.97%	5/1/2012	30 Year
Pointe West	10,250	4.92%	8/1/2014	30 Year
The Pointe at Western/The Commons on Kinnear/The Reserve on South College/The Avenue at Southern	28,694	3.66%	1/1/2014	30 Year
The Reserve on Frankford	6,849	3.56%	1/1/2014	30 Year
The Reserve at Saluki Pointe – Phase I	10,613	1.36%	6/28/2012	30 Year
The Reserve at Saluki Pointe – Phase II	4,252	2.26%	6/28/2012	30 Year
University Village Apartments on Colvin	8,826	1.36%	9/29/2011	(1)
Troy Place/Clemson Place	17,154	5.45%	1/1/2017	30 Year
Carrollton Crossing/Murray Place	7,599	4.96%	1/1/2015	30 Year
River Pointe/Cape Trails	23,006	5.67%	1/1/2020	30 Year
Total debt /weighted average rate	367,231	5.33%
Unamortized premium	400
Total net of unamortized premium	367,631
Less current portion	(13,279)
Total long-term debt, net of current portion	$354,352
(1)	The construction debt encumbering the University Village Apartments on Colvin is interest only through September 29, 2011, the initial maturity date. The Trust has the ability to extend the construction loan if certain criteria are met on the initial maturity date.

On November 22, 2010 and December 8, 2010, the Trust repaid $12.0 million and $4.1 million of mortgage debt, respectively, in connection with the sale of the Reserve at Clemson and the Gables collegiate housing communities (see Note 5).

The following table reconciles the carrying amount of mortgage and construction notes payable as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$367,631	$406,365	$442,259
Additions	49,488	—	66,143
Repayments of principal	(58,225)	(38,336)	(101,631)
Amortization of premium	(390)	(398)	(406)
Balance, end of period	$358,504	$367,631	$406,365

The scheduled maturities of outstanding mortgage and construction indebtedness as of December 31, 2011 are as follows (in thousands):

Year
2012	$52,288
2013	37,534
2014	65,568
2015	11,480
2016	67,651
Thereafter	123,974
Total	358,495
Debt premium	9
Outstanding as of December 31, 2011, net of debt premium	$358,504

As of December 31, 2011, the outstanding mortgage and construction debt had a weighted average interest rate of 5.44% and carried a weighted average term of 4.15 years.

11. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense

(income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level.

The following tables represent the Trust’s segment information for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$109,404	$—	$—	$—	$109,404	$96,510	$—	$—	$—	$96,510
Third-party development consulting services	—	5,682	—	(1,579)	4,103	—	2,788	—	(305)	2,483
Third-party management services	—	—	3,336	—	3,336	—	—	3,189	—	3,189
Intersegment revenues	—	—	3,270	(3,270)	—	—	—	3,762	(3,762)	—
Operating expense reimbursements	—	—	—	8,604	8,604	—	916	—	13,603	14,519
Total segment revenues	109,404	5,682	6,606	3,755	125,447	96,510	3,704	6,951	9,536	116,701
Segment operating expenses:
Collegiate housing leasing operations	50,610	—	—	—	50,610	46,293	—	—	—	46,293
General and administrative	—	2,998	6,873	(75)	9,796	—	2,885	7,255	(170)	9,970
Intersegment expenses	3,270	—	—	(3,270)	—	3,762	—	—	(3,762)	—
Reimbursable operating expenses	—	—	—	8,604	8,604	—	—	—	13,603	13,603
Total segment operating expenses	53,880	2,998	6,873	5,259	69,010	50,055	2,885	7,255	9,671	69,866
Segment net operating income (loss)(1)	$55,524	$2,684	$(267)	$(1,504)	$56,437	$46,455	$819	$(304)	$(135)	$46,835
Total segment assets, as of December 31, 2011 and 2010 (2)(3)	$879,199	$3,007	$5,399	$—	$887,605	$713,940	$2,778	$4,427	$—	$721,145
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31 (amounts in thousands):

	2011	2010
Net operating income for reportable segments	$56,437	$46,835
Other unallocated general and administrative expenses	(6,726)	(7,431)
Depreciation and amortization	(29,105)	(25,021)
Ground leases	(5,498)	(1,528)
Loss on impairment of collegiate housing communities	(7,859)	—
Nonoperating expenses	(19,662)	(20,565)
Equity in earnings (losses) of unconsolidated entities	(447)	(260)
Loss before income taxes and discontinued operations	$(12,860)	$(7,970)
(2)	Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$887,605	$721,145
Unallocated corporate amounts:
Cash	66,469	748
Loan to participating property (see Note 2)	18,000	9,872
Other assets	4,022	3,752
Deferred financing costs, net	1,713	1,163
Total assets, end of period	$977,809	$736,680
(3)	The increase in segment assets related to collegiate housing leasing is primarily related to the purchase of eight additional communities and the continued development of six collegiate housing communities for the Trust’s ownership offset by the sale of seven collegiate housing communities during the year ending December 31, 2011.

	Year Ended December 31, 2010					Year Ended December 31, 2009
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$96,510	$—	$—	$—	$96,510	$93,359	$—	$—	$—	$93,359
Third-party development consulting services	—	2,788	—	(305)	2,483	—	8,178	—	—	8,178
Third-party management services	—	—	3,189	—	3,189	—	—	3,221	—	3,221
Intersegment revenues	—	—	3,762	(3,762)	—	—	1,129	3,629	(4,758)	—
Operating expense reimbursements	—	916	—	13,603	14,519	—	—	—	9,722	9,722
Total segment revenues	96,510	3,704	6,951	9,536	116,701	93,359	9,307	6,850	4,964	114,480
Segment operating expenses:
Collegiate housing leasing operations	46,293	—	—	—	46,293	45,582	—	—	—	45,582
General and administrative	—	2,885	7,255	(170)	9,970	—	3,261	7,135	(96)	10,300
Intersegment expenses	3,762	—	—	(3,762)	—	3,629	—	—	(3,629)	—
Reimbursable operating expenses	—	—	—	13,603	13,603	—	—	—	9,722	9,722
Total segment operating expenses	50,055	2,885	7,255	9,671	69,866	49,211	3,261	7,135	5,997	65,604
Segment net operating income (loss) (1)	46,455	$819	$(304)	(135)	$46,835	44,148	6,046	(285)	(1,033)	48,876
Total segment assets, as of December 31, 2010 and 2009 (2)(3)	$713,940	$2,778	$4,427	$—	$721,145	$766,655	$3,742	$5,535	$—	$775,932
(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the year ended December 31 (amounts in thousands):

	2010	2009
Net operating income for reportable segments	$46,835	$48,876
Other unallocated general and administrative expenses	(7,431)	(5,452)
Depreciation and amortization	(25,021)	(22,787)
Ground leases	(1,528)	(207)
Nonoperating expenses	(20,565)	(18,949)
Equity in earnings (losses) of unconsolidated entities	(260)	(1,410)
Income (loss) before income taxes and discontinued operations	$(7,970)	$71
(2)	Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$721,145	$775,932
Unallocated corporate amounts:
Cash	748	22,638
Loan to participating property (see Note 2)	9,872	—
Other assets	3,752	4,019
Deferred financing costs, net	1,163	2,024
Total assets, end of period	$736,680	$804,613
(3)	The decrease in segment assets related to collegiate housing leasing is primarily related to the sale of five collegiate housing communities in 2010 (see Note 5).

12. Related party transactions

The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), which is100% owned by the chairman of the Board of the Trust. These costs relate to human resources, information technology, legal services and certain management personnel. The Trust allocates the costs to A&O based on time and effort expended. Indirect costs are allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For each of the years ended December 31, 2011, 2010 and 2009, the Trust incurred common costs on behalf of A&O in the amount of $0.1 million.

The Trust engages A&O to procure furniture, fixtures and equipment from third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurs a service fee in connection with this arrangement and the expense totaled $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

13. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual increase to rent expense equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2011 and 2010, deferred rent totaled $5.2 million and $1.1 million, respectively.

The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2015. Rental expense under the operating lease agreements totaled $0.6 million for each of the years ended December 31, 2011, 2010 and 2009. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2013.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2011 are as follows (in thousands):

Year Ending	Advertising	Leases
2011	$181	$11,106
2012	30	8,825
2013	—	7,764
2014	—	7,020
2015	—	6,668
Thereafter	—	482,414

14. Employee savings plan

The Trust’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15%

of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

15. Accrued expenses

Accrued expenses consist of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Payroll	$2,611	$2,999
Real estate taxes	3,850	3,528
Interest	1,827	1,816
Utilities	893	1,401
Ground leases	5,191	984
Construction loan guarantee	3,000	3,000
Assets under development	5,330	152
Other	5,131	3,460
Total accrued expenses	$27,833	$17,340

16. Commitments and contingencies

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing property at the University of Florida. The letter of credit remains outstanding in the amount of $1.5 million as of December 31, 2011 and is secured by the Third Amended Revolver.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $24.4 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of approximately $6.1 million.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2) the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee. The guarantee fee will not be recognized until the second mortgage loan funded by the Trust is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of December 31, 2011, $1.5 million had been drawn on the construction loan of which $0.6 million is attributable to our partner; thus, is not included in our accompanying consolidated financial statements.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s accompanying consolidated financial condition or results of operations.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2011 and 2010, the Trust had reimbursable predevelopment costs of $0.1 million and $31,119, respectively, which are reflected in other assets in the accompanying consolidated balance sheets.

17. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized below (in thousands, except per share data):

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$30,664	$29,4498	$29,597	$35,737	$125,447
Operating expenses(1)	24,978	25,677	31,109	36,434	118,198
Nonoperating expenses	5,332	4,879	4,768	4,683	19,662
Equity in earnings (losses) of unconsolidated entities(2)	5	(23)	(390)	(39)	(447)
Income taxes (expense)/benefit	(153)	371	60	(183)	95
Noncontrolling interests	(211)	60	91	(179)	(239)
Discontinued operations(5)	660	1,275	53	2	1,990
Net income (loss) attributable to Education Realty Trust, Inc.	$655	$576	$(6,466)	$(5,779)	$(11,014)
Net income (loss) per share-basic and diluted	$0.01	$0.01	$(0.09)	$(0.07)	$(0.15)

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$27,968	$26,647	$30,138	$31,948	$116,701
Operating expenses	22,865	22,397	30,193	28,391	103,846
Nonoperating expenses	5,182	5,090	4,999	5,294	20,565
Equity in earnings (losses) of unconsolidated entities(3)	79	7	(328)	(18)	(260)
Income taxes (expense)/benefit	75	101	(443)	(175)	(442)
Noncontrolling interests	(211)	12	628	(196)	233
Discontinued operations(4)(5)	306	130	(34,623)	308	(33,879)
Net income (loss) attributable to Education Realty Trust, Inc.	$170	$(590)	$(39,820)	$(1,818)	$(42,058)
Net income (loss) per share-basic and diluted	$0.00	$(0.01)	$(0.69)	$(0.03)	$(0.73)
(1)	Operating expenses in the fourth quarter of 2011 include a $7,859 impairment loss.
(2)	Equity in earnings for the 3rd quarter of 2011include the Trust’s $256 share of the loss on the sale of assets.
(3)	Equity in earnings for the 3rd quarter of 2010 include the Trust’s $137 share of the loss on the sale of assets.
(4)	Discontinued operations for the 3rd quarter of 2010 include a $33,610 impairment loss. Discontinued operations for the 4th quarter of 2010 include a $1,426 loss on extinguishment of debt.
(5)	All quarterly information presented above for 2011 and 2010 reflects the classification of the properties sold during 2011and 2010 in discontinued operations (see Note 5).

18. Subsequent events

Our Board declared a fourth quarter distribution of $0.07 per share of common stock for the quarter ended on December 31, 2011. The distribution was paid on February 15, 2012 to stockholders of record at the close of business on January 31, 2012.

In January 2012, the Trust completed the purchase of The Reserve on Stinson near the University of Oklahoma in Norman, Oklahoma for a purchase price of $20.6 million. The Trust had a 10% equity interest in the community and managed the community prior to the acquisition. Our initial accounting for this transaction is currently incomplete. Therefore, the required disclosures associated with a business combination are not available as of the date of this Form 10-K. The operating results of this acquisition will be included in our consolidated financial results from the date of acquisition.

Also in January 2012, the Trust entered into a joint venture agreement with Landmark Properties for the development of a 668-bed cottage-style community at the University of Mississippi. The Trust will have the majority ownership interest in the community.

In February 2012, the University of Kentucky Board of Trustees approved a 50-year ground lease with the Trust, allowing it to proceed with the first phase of the university's on-campus housing revitalization.

Also in February 2012, the Trust repaid $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under EdR’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	268,000	(1)	—	(2)	3,688,371	(3)
Equity compensation plans not approved by security holders	—		—		N/A	(4)
Total	268,000		—		3,688,371

(1)	Represents up to 268,000 shares of common stock subject to outstanding restricted stock units granted pursuant to our 2011 Long-Term Incentive Plan and 2010 Long-Term Incentive Plan.
(2)	Does not account for the potential 268,000 shares of common stock subject to outstanding restricted stock units granted pursuant to our 2011 Long-Term Incentive Plan and 2010 Long-Term Incentive Plan.
(3)	Includes 270,151 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan and 3,418,220 shares available for issuance under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan.
(4)	Does not include 50,000 shares of restricted common stock which were granted to Randy Churchey on January 12, 2010 pursuant to an inducement award.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

Education Realty Trust, Inc.
Date: March 6, 2012	By: /s/ Randy Churchey Randy Churchey President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Randy Churchy Randy Churchy President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012
/s/ Randall H. Brown Randall H. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 6, 2012
/s/ J. Drew Koester J. Drew Koester Senior Vice President, Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2012
/s/ Paul O. Bower Paul O. Bower Chairman of the Board of Directors	March 6, 2012
/s/ Monte J. Barrow Monte J. Barrow Director	March 6, 2012
/s/ William J. Cahill, III William J. Cahill, III Director	March 6, 2012
/s/ John L. Ford John L. Ford Director	March 6, 2012
/s/ Howard A. Silver Howard A. Silver Director	March 6, 2012
/s/ Wendell W. Weakley Wendell W. Weakley Director	March 6, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009.)
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 10-K filed on March 16, 2010.)
10.1	Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
10.2	First Amendment to Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q, filed on August 1, 2008.)
10.3	Amended and Restated Agreement of Limited Partnership of University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11. (File No. 333-119264), filed on September 24, 2004.)
10.4(1)	Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Amendment No. 4 to its Registration Statement on Form S-11. (File No. 333-119264), filed on January 11, 2005.)
10.5(1)	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Trust’s Amendment No. 1 to its Registration Statement on Form S-11
(File No. 333-119264), filed on November 4, 2004.)
10.6(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)
10.8(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.10(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.11(1)	Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.12(1)	Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.15(1)	Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)
10.16(1)	Separation and Release Agreement by and between Craig L. Cardwell and Education Realty Trust, Inc., dated as of February 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on February 2, 2010.)
10.17	Amendment, Waiver and Retirement Agreement by and between Education Realty Trust, Inc. and Thomas J. Hickey, dated as of March 15, 2010. (Incorporated by reference to Exhibit 10.16 to the Trust’s Current Report on Form 10-K, filed on March 16, 2011.)
10.18	Contribution Agreement dated as of September 24, 2004, by and among University Towers Operating Partnership, LP, Allen & O’Hara, Inc., Paul O. Bower, Clyde C. Porter, Robert D. Bird, Thomas J. Hickey, Barbara S. Hays and Hays Enterprises III, Ltd. (Incorporated by reference to Exhibit 10.8 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.19	Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

Exhibit Number	Description
10.20	Contribution Agreement dated September 20, 2004, by and among Allen & O’Hara Educational Properties, LLC, Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.21	Agreement and Plan of Merger dated September 20, 2004 by and among C Station, L.L.C., Allen & O’Hara, Inc., Paul O. Bower, Craig L. Cardwell, Student Management Associates, LLC, Thomas J. Hickey, Randall H. Brown, William W. Harris, Wallace L. Wilcox, EDR C Station, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.11 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.22	Agreement and Plan of Merger dated September 20, 2004, by and among Allen & O’Hara Education Services, LLC, Allen & O’Hara, Inc., Student Management Associates, LLC, Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox, Allen & O’Hara Education Services, Inc., and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.12 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.23	Contract of Sale/Contribution made effective as of September 17, 2004, among JPI-CG Mezz LLC, JPI-MC Mezz LLC, JPI Genpar Realty LLC, JPI Investment Company, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.13 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.24	Contract of Sale made effective as of September 17, 2004, between Jefferson Commons — Lawrence, L.P., Jefferson Commons — Wabash, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.14 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.25	Contract of Sale/Contribution made effective as of September 17, 2004, between Jefferson Commons — Tucson Phase II Limited Partnership, Jefferson Commons — Columbia, L.P. and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.15 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.26	Contribution Agreement dated September 23, 2004 by and among Allen & O’Hara Educational Properties, LLC, FSPP Education I, L.L.C., FSPP Education II, L.L.C., Allen & O’Hara, Inc., Thomas J. Hickey, Craig L. Cardwell, Randall H. Brown, William W. Harris, Wallace L. Wilcox and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.16 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)
10.27	Purchase and Sale Agreement dated August 27, 2004 by and between The Gables, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.20 to the Trust’s Registration Statement on Form S-11 (File No. 333-119264), filed on September 24, 2004.)
10.28	Second Amendment to Contribution Agreement, dated January 6, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)
10.29	Required Repair Escrow Agreement, dated as of January 1, 2006, by and between Place Properties, L.P., Place Mezz Borrower, LLC, Education Realty Operating Partnership, LP and Chicago Title Insurance Company. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)
10.30	Lease Agreement, dated as of January 1, 2006, by and between Education Realty Operating Partnership, LP and Place Portfolio Lessee, LLC. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 12, 2006.)
10.31	Consent, Ratification, Assumption and Release Agreement made effective as of January 6, 2006, by and among Cape Place (DE), LLC, Martin Place (DE), LLC, Clayton Place (DE), LLC, Macon Place (DE), LLC, River Place (DE), LLC, Jacksonville Place (DE), LLC, Clemson Place (DE), LLC, Troy Place (DE), LLC, Murray Place (DE), LLC, EDR Lease Holdings, LLC, Cecil M. Philips, Place Properties, L.P., Education Realty Operating Partnership, LP, and LaSalle Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)

Exhibit Number	Description
10.32	Loan and Security Agreement dated as of December 3, 2004, between Cape Place (DE), LLC; Clayton Place (DE), LLC; Clemson Place (DE), LLC; Jacksonville Place (DE), LLC; Macon Place (DE), LLC; Martin Place (DE), LLC; Murray Place (DE), LLC; River Place (DE), LLC; and Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.33	Promissory Note, dated December 3, 2004, between Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.34	Exceptions to Non-Recourse Guaranty dated as of January 6, 2006, by Education Realty Operating Partnership, LP for the benefit of LaSalle Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.35	Environmental Indemnity Agreement, dated January 6, 2006, by Cape Place (DE), LLC, Clayton Place (DE), LLC, Clemson Place (DE), LLC, Jacksonville Place (DE), LLC, Macon Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, River Place (DE), LLC, Troy Place (DE), LLC, EDR Lease Holdings, LLC, EDR Clemson Place Limited Partnership and Education Realty Operating Partnership, LP in favor of LaSalle Bank, National Association. (Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K/A filed on January 25, 2006.)
10.36	Second Amended and Restated Credit Agreement dated as of November 20, 2009 among Education Realty Operating Partnership, L.P., and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 24, 2009.)
10.37(1)	Incentive Compensation Plan for Executive Officers. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.38(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.39(1)	Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.40 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.40(1)	Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.41 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.41(1)	Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.42 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.42(1)	Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)
10.43(1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.44(1)	Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011and 2012 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.45(1)	Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.46	Promissory Note, 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP, dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 10-Q, filed on August 6, 2010.)
10.47	Purchase and Sale Agreement, by and between EDR Berkeley Place Limited Partnership, Western Place, LLC, Statesboro Place, LLC, EDR BG, LP and KAREP REIT I, Inc. dated as of October 8, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 10-Q, filed on November 5, 2010.)

Exhibit Number	Description
10.48	Purchase and Sale Agreement, by and between Troy Place (DE), LLC, Jacksonville Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, EDR Clemson Place Limited Partnership and KAREP REIT I, Inc., dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 10-Q, filed on November 5, 2010.)
10.49	Agreement to Guarantee Loan, entered into as of July 14, 2010, by and between 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 10-Q, filed on November 5, 2010.)
10.50	Master Credit Facility Agreement, dated as of December 31, 2008, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, and Red Mortgage Capital, Inc. (Incorporated by reference to Exhibit 10.35 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
10.51	Amended and Restated Master Credit Facility Agreement, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)
10.52	Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.54(1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.55	Education Realty Trust Deferred Compensation Plan, effective as of October 1, 2011, filed herewith.
10.56	Third Amended and Restated Credit Agreement, dated as of September 21, 2011, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 26, 2011.)
10.57(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan, filed herewith.
10.58(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans, filed herewith.
11	Statement Regarding Computation of Per Share Earnings (included within Annual Report on Form 10-K).
12	Statement Regarding Computation of Ratios, filed herewith.
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
21.1	List of Subsidiaries of the Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101. INS XBRL Instance Document*
101. SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
(1)	Denotes a management contract or compensatory plan, contract or arrangement.
*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

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