Form 10-Q
period 2012-03-31
Education Realty Trust, Inc.
filed 2012-05-08
CIK 1302343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32417

Education Realty Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 South Shady Grove Road, Suite 600, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (901) 259-2500
530 Oak Court Drive, Suite 300, Memphis, Tennessee 38117
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

As of May 3, 2012, the latest practicable date, the Registrant had outstanding 94,760,756 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements (unaudited)	2

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2012 and December 31, 2011	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2012 and 2011	3

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors.	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	46

Signatures	47

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Assets:
Collegiate housing properties, net	$821,137	$803,519
Assets under development	86,364	56,648
Corporate office furniture, net	1,281	574
Cash and cash equivalents	21,305	75,813
Restricted cash	5,139	4,826
Student contracts receivable, net	264	347
Receivable from managed third parties	593	933
Notes receivable	18,000	18,000
Goodwill and other intangibles, net	3,590	3,965
Other assets	15,351	13,184
Total assets	$973,024	$977,809

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$334,340	$358,504
Accounts payable	2,302	3,933
Accrued expenses	34,578	27,833
Deferred revenue	12,856	14,409
Total liabilities	384,076	404,679

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	9,446	9,776

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 93,810,947 and 91,800,688 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	938	918
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	677,014	662,657
Accumulated deficit	(99,820)	(101,708)
Total Education Realty Trust, Inc. stockholders’ equity	578,132	561,867
Noncontrolling interests	1,370	1,487
Total equity	579,502	563,354
Total liabilities and equity	$973,024	$977,809

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Revenues:
Collegiate housing leasing revenue	$34,606	$26,700
Third-party development consulting services	328	1,276
Third-party management services	853	834
Operating expense reimbursements	2,118	1,855
Total revenues	37,905	30,665
Operating expenses:
Collegiate housing leasing operations	15,154	12,314
Development and management services	1,616	1,331
General and administrative	2,117	1,373
Depreciation and amortization	8,659	6,740
Ground lease expense	1,511	1,366
Reimbursable operating expenses	2,118	1,855
Total operating expenses	31,175	24,979
Operating income	6,730	5,686
Nonoperating expenses:
Interest expense	4,110	4,742
Amortization of deferred financing costs	348	284
Interest income	(21)	(45)
Loss on extinguishment of debt	—	351
Total nonoperating expenses	4,437	5,332
Income before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	2,293	354
Equity in earnings (losses) of unconsolidated entities	(263)	5
Income before income taxes and discontinued operations	2,030	359
Income tax expense (benefit)	(75)	154
Income from continuing operations	2,105	205
Income from discontinued operations	9	661
Net income	2,114	866

Less: Net income attributable to the noncontrolling interests	226	211
Net income attributable to Education Realty Trust, Inc.	$1,888	$655

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$0.02	$0.00
Discontinued operations	—	0.01
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$0.01

Weighted average shares of common stock outstanding – basic	92,839	70,852
Weighted average shares of common stock outstanding – diluted	93,937	71,963
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$1,879	$2
Income from discontinued operations, net of tax	9	653
Net income	$1,888	$655
Distributions per share of common stock	$0.07	$0.05

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Proceeds from issuances of common stock, net of offering costs	13,231,236	132	91,646	—	—	91,778
Amortization of restricted stock	26,834	—	304	—	—	304
Cash dividends	—	—	(3,609)	—	—	(3,609)
Net income	—	—	—	655	—	655
Balance, March 31, 2011	71,915,126	$719	$503,191	$(90,039)	$—	$413,871

Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354
Proceeds from issuances of common stock, net of offering costs	2,003,709	20	20,638	—	—	20,658
Amortization of restricted stock	6,550	—	184	—	—	184
Cash dividends	—	—	(6,465)	—	—	(6,465)
Return of equity to noncontrolling interests	—	—	—	—	(321)	(321)
Contributions from noncontrolling interests	—	—	—	—	218	218
Net income (loss)	—	—	—	1,888	(14)	1,874
Balance, March 31, 2012	93,810,947	$938	$677,014	$(99,820)	$1,370	$579,502

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Operating activities:
Net income	$2,114	$866
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,659	6,740
Depreciation included in discontinued operations	—	266
Deferred tax benefit	—	(288)
Loss on disposal of assets	4	—
Gain on sale of collegiate housing property in discontinued operations	—	(944)
Loss on extinguishment of debt	—	351
Loss on extinguishment of debt included in discontinued operations	—	406
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,061	1,053
Amortization of deferred financing costs	348	284
Amortization of deferred financing costs included in discontinued operations	—	2
Loss on interest rate cap	—	5
Amortization of unamortized debt premiums	(115)	(98)
Distributions of earnings from unconsolidated entities	49	70
Noncash compensation expense related to stock-based incentive awards	280	360
Equity in (earnings) losses of unconsolidated entities	263	(5)
Change in operating assets and liabilities	(11)	(4,399)
Net cash provided by operating activities	12,652	4,669
Investing activities:
Property acquisitions, net of cash acquired	(22,948)	(23,000)
Purchase of corporate furniture and fixtures	(803)	—
Restricted cash	(313)	1,759
Investment in collegiate housing properties	(2,861)	(2,221)
Proceeds from sale of collegiate housing properties	—	29,372
Payments on notes receivable	—	12
Loan to participating development	—	(3,547)
Investment in assets under development	(30,245)	(2,060)
Distributions from unconsolidated entities	45	—
Net cash provided by (used in) investing activities	(57,125)	315
Financing activities:
Payment of mortgage and construction notes	(35,051)	(20,433)
Payment of offering costs	(215)	(470)
Debt refund (issuance) costs	(26)	45
Borrowing on long-term debt	11,002	—
Debt extinguishment costs	—	(351)
Repayments of line of credit	—	(3,700)
Proceeds from common stock offering	20,866	92,241
Dividends and distributions paid to common and restricted stockholders	(6,465)	(3,609)
Dividends and distributions paid to noncontrolling interests	(146)	(56)
Net cash provided by (used in) financing activities	(10,035)	63,667
Net increase (decrease) in cash and cash equivalents	(54,508)	68,651
Cash and cash equivalents, beginning of period	75,813	6,958
Cash and cash equivalents, end of period	$21,305	$75,609

See accompanying notes to the condensed consolidated financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$5,076	$4,976
Income taxes paid	$1	$31

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the condensed consolidated statements of operations, regional and corporate costs of supporting our owned communities had previously been included in general and administrative expenses. The reclassification of regional and corporate costs of supporting our owned communities to collegiate housing leasing operations was not material to our condensed consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of March 31, 2012, the Trust had $1.1 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. Acquisition costs are expensed as incurred and are included in general and administrative costs in the accompanying condensed consolidated statements of operations.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the three months ended March 31, 2012 and 2011, eleven properties were classified as part of discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. All eleven of these properties were sold during 2011 (see Note 8).

Repairs, maintenance and major improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash in the accompanying condensed consolidated balance sheets as the funds are not available for use.

Ground leases

In conjunction with certain acquisitions, the Trust has entered into long-term ground leases which require an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the three months ended March 31, 2012 and 2011, the Trust recognized $1.5 million and $1.4 million in rent expense, respectively, in the accompanying condensed consolidated statement of operations related to these ground leases.

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

On November 8, 2011, the Trust completed a follow-on offering of 14.4 million shares of its common stock, which included 1.9 million shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $124.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. On January 10, 2011, the Trust completed a follow-on offering of 13.2 million shares of its common stock, which included 1.7 million shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the equity distribution agreements discussed above, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of March 31, 2012, the Trust had sold 3.2 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $31.8 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the three months ended March 31, 2012 and 2011, total compensation expense relating to the ESPP was $7,117 and $7,483, respectively.

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

The Trust had no unrecognized tax benefits as of March 31, 2012 and 2011. As of March 31, 2012, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of March 31, 2012, open tax years generally included tax years for 2008, 2009 and 2010. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of March 31, 2012 and 2011, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of March 31, 2012, the Trust had entered into three joint venture agreements to develop, own and manage properties near the University of Alabama, Arizona State University – Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for these joint ventures using the consolidation method. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statement of changes in equity and net income attributable to noncontrolling interests in the accompanying statement of operations.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. During the three months ended March 31, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

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

The following table reconciles the basic and diluted weighted average shares as of March 31, 2012 and 2011:

	2012	2011
Basic weighted average shares of common stock outstanding	92,838,737	70,852,223
Operating Partnership Units	891,075	903,738
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	93,937,069	71,963,218

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $0.4 million. No additional impairment has been recorded through March 31, 2012. The carrying value of goodwill was $3.1 million as of March 31, 2012 and December 31, 2011, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.5 million and $0.9 million as of March 31, 2012 and December 31, 2011, respectively.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This recognition typically occurs after construction is complete. For the three months ended March 31, 2012 and 2011, there was $0.2 million and $0.5 million revenue recognized, respectively, related to cost savings agreements on development projects.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust will develop and manage the building, which will be constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust will (a) receive development and construction oversight fees and reimbursement of pre-development expenses, (b) invest in the form of an $18.0 million second mortgage, (c) receive a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) receive a 10-year management contract. As of March 31, 2012 and December 31, 2011, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest of any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to March 31, 2012, the Trust would have recognized development services revenue net of costs of $1.8 million, guarantee fee revenue of $3.0 million and interest income of $2.4 million since the commencement of the project.

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

Recent accounting pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption had no material impact on the Trust’s condensed consolidated financial statements.

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

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment- Real Estate Sales, to eliminate diversity in practice regarding whether in substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies the accounting for such transactions is based on their substance rather than their form, and a reporting entity generally would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption is not expected to have a material impact on the Trust’s condensed consolidated financial statements.

3. Investments in unconsolidated entities

During the three months ended March 31, 2012 and 2011, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies that are accounted for under the equity method:

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership; and

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the three months ended March 31, 2012 and 2011:

	2012	2011
	(In thousands)
Results of Operations:
Revenues	$1,172	$2,822
Net loss	(2,189)	(114)
Equity in earnings (losses) of unconsolidated entities	$(263)	$5

These entities primarily own collegiate housing communities that are managed by the Trust. As of March 31, 2012 and December 31, 2011, the Trust had $36,622 and $28,751 in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of March 31, 2012 and December 31, 2011, the Trust had $1.3 million and $0.9 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheet (see Note 2).

During the three months ended March 31, 2012, the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 7). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in losses of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the condensed consolidated financial statements.

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2012, our borrowing base was $175.0 million, and we had no amounts outstanding under the Third Amended Revolver.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

The Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT.

During the three months ended March 31, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

As of March 31, 2012, the Trust had outstanding mortgage and construction indebtedness of $334.5 million (excluding unamortized debt discount of $0.1 million). Of the total, $46.6 million and $36.8 million relates to construction debt and variable rate mortgage debt, respectively, that is described below, and $62.0 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%. The remaining $189.1 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. During the three months ended March 31, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8).

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. During the three months ended March 31, 2011, the Trust sold the cap back to the bank for $45,000 when the variable rate debt discussed above was repaid. The notional amount of the cap was $49.9 million and the cap rate was 7.0% per annum. The Operating Partnership chose not to designate the cap as a hedge and recognized all gains or losses associated with this derivative instrument in earnings. The fair value of the interest rate cap was determined using available market information or other appropriate valuation methodologies and was classified as level 2 as defined in the authoritative guidance. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of March 31, 2012.

As of March 31, 2012, the Trust had outstanding variable rate mortgage debt of $36.8 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of March 31, 2012, the interest rate applicable to the loan was 4.87%.

As of March 31, 2012, the Trust had borrowed $3.6 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2012, the Trust had borrowed $17.7 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2012, the Trust had borrowed $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, the Trust paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

As of March 31, 2012, the Trust had $8.7 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis.

As of March 31, 2012, the Trust had $2.3 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the three months ended March 31, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

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

The scheduled maturities of outstanding mortgage and construction indebtedness as of March 31, 2012 are as follows:

Fiscal Year Ending	(In thousands)
2012 (9 months ending December 31, 2012)	$17,255
2013	37,532
2014	73,893
2015	14,156
2016	67,651
Thereafter	123,958
Total	334,445
Unamortized debt discounts	105
Outstanding as of March 31, 2012, net of unamortized discounts	$334,340

As of March 31, 2012, the outstanding mortgage and construction debt had a weighted average interest rate of 5.19% and carried a weighted average term to maturity of 4.26 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Discontinued operations are not included in segment reporting as management addresses those items on a corporate level. The following table represents segment information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$34,606	$—	$—	$—	$34,606	$26,700	$—	$—	$—	$26,700
Third-party development consulting services	—	450	—	(122)	328	—	1,642	—	(366)	1,276
Third-party management services	—	—	853	—	853	—	—	834	—	834
Operating expense reimbursements	—	—	—	2,118	2,118	—	—	—	1,855	1,855
Total segment revenues	34,606	450	853	1,996	37,905	26,700	1,642	834	1,489	30,665
Segment operating expenses:
Collegiate housing leasing operations	15,154	—	—	—	15,154	12,314	—	—	—	12,314
General and administrative	—	876	697	(17)	1,556	—	758	667	(89)	1,336
Reimbursable operating expenses	—	—	—	2,118	2,118	—	—	—	1,855	1,855
Total segment operating expenses	15,154	876	697	2,101	18,828	12,314	758	667	1,766	15,505
Segment net operating income (loss) (1)	$19,452	$(426)	$156	$(105)	$19,077	$14,386	$884	$167	$(277)	$15,160
Total segment assets, as of March 31, 2012 and December 31, 2011 (2)	$924,255	$4,239	$5,758	$—	$934,252	$879,199	$3,007	$5,399	$—	$887,605

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the three months ended March 31:

17

	2012	2011
Net operating income for reportable segments	$19,077	$15,160
Other unallocated general and administrative expenses	(2,177)	(1,368)
Depreciation and amortization	(8,659)	(6,740)
Ground leases	(1,511)	(1,366)
Nonoperating expenses	(4,437)	(5,332)
Equity in earnings (losses) of unconsolidated entities	(263)	5
Income before income taxes and discontinued operations	$2,030	$359

(2)	The increase in segment assets related to collegiate housing leasing is primarily related to the continued development of eight communities for the ownership of the Trust and the purchase of the Reserve on Stinson collegiate housing community in Norman, Oklahoma during the three months ended March 31, 2012.

6. Commitments and contingencies

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of March 31, 2012 the mortgage debt on this community was repaid (see Note 4), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $24.4 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.1 million.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of March 31, 2012 and December 31, 2011, $4.9 million and $1.5 million, respectively, had been drawn on the construction loan of which $1.3 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of March 31, 2012 and December 31, 2011, the Trust had reimbursable predevelopment costs of $0.4 million and $0.1 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

7. Acquisition and development of real estate investments

In January 2012, the Trust completed the purchase of The Reserve on Stinson, near the University of Oklahoma in Norman, Oklahoma for a purchase price of $22.9 million. The Operating Partnership owned a 10% equity investment in the entity that previously owned The Reserve on Stinson and also managed the property prior to the acquisition. The Trust funded the acquisition with existing cash, including cash proceeds generated by the November 2011 common stock offering (see Note 2). A summary follows of the fair value of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

The Reserve on Stinson
Collegiate housing properties	$22,948
Current liabilities	(152)
Total net assets acquired	$22,796

The amount of The Reserve on Stinson’s revenue and net loss included in the Trust’s accompanying condensed consolidated statement of operations for the three months ended March 31, 2012, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income
	(in thousands)
Actual from date of acquisition through 3/31/12	$651	$85

2012 supplemental pro forma earnings for 1/1/12-3/31/12 (1)	$38,138	$2,279

2011 supplemental pro forma earnings for 1/1/11-3/31/11 (1)	$31,434	$616

(1)	Supplemental pro forma earnings for the three months ended March 31, 2012 were adjusted to exclude $0.2 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the three months ended March 31, 2011 were adjusted to include these charges.

During the year ended December 31, 2011, the Trust completed the following eight collegiate housing community acquisitions:

Name		Primary University Served	Acquisition Date	# of Beds	# of Units	Purchase Price

Wertland Square		University of Virginia Charlottesville, VA	Mar 2011	152	50	$16.6 million
Jefferson Commons		University of Virginia Charlottesville, VA	Mar 2011	82	22	$6.4 million
Westminster House		University of California Berkeley, California	May 2011	167	55	$16.0 million
University Village Towers	(1)	University of California Riverside, California	Sept 2011	554	149	$38.1 million
Lotus Lofts		University of Colorado Boulder, Colorado	Nov 2011	40	9	$6.0 million
Irish Row		University of Notre Dame South Bend, Indiana	Nov 2011	326	127	$27.5 million
GrandMarc at Westberry Place	(2)	Texas Christian University Ft. Worth, Texas	Dec 2011	562	244	$55.1 million
3949 Lindell		Saint Louis University St. Louis, Missouri	Dec 2011	256	197	$28.5 million
(1)	The Operating Partnership owned a 10% equity investment in the entity that previously owned the University Village Towers collegiate housing community and also managed the property prior to the acquisition.
(2)	The Trust entered into a 53-year ground lease which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis (see note 2).

Combined acquisition costs for these purchases were $0.7 million. The Trust funded these acquisitions with assumed debt of $36.9 million and existing cash, including cash proceeds generated by the January and November 2011 common stock offerings (see Note 2) and sales of collegiate housing communities (see Note 8). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	University Village Towers	GrandMarc at Westberry Place	Other	Total
Collegiate housing properties	$37,881	$53,935	$100,386	$192,202
Other assets	268	1,146	570	1,984
Current liabilities	(286)	(434)	(1,654)	(2,374)
Mortgage debt	—	(36,930)	—	(36,930)
Total net assets acquired	$37,863	$17,717	$99,302	$154,882

The amount of revenue and net loss attributable to the 2011 acquisitions included in the Trust’s accompanying condensed consolidated statement of operations for the three months ended March 31, 2011, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2010, is as follows:

	Revenue	Net income
	(in thousands)
Actual from date of acquisition through 3/31/11	$89	$31

2011 supplemental pro forma earnings for 1/1/11-3/31/11 (1)	$35,232	$2,192

2010 supplemental pro forma earnings for 1/1/10-3/31/10 (1)	$35,520	$(28)
(1)	Supplemental pro forma earnings for the three months ended March 31, 2011 were adjusted to exclude $0.7 million of acquisition-related costs incurred in 2011. Supplemental pro forma earnings for the three months ended March 31, 2010 were adjusted to include these charges.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2012, the Trust and Summa West, LLC had incurred $7.3 million in costs for the project. During the three months ended March 31, 2012, capitalized interest costs of approximately $0.1 million and capitalized internal development project costs of approximately $0.1 million were incurred related to the development. The community is expected to open in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2012, the Trust and Landmark Properties had incurred $4.8 million in costs for the project. During the three months ended March 31, 2012, capitalized interest costs of approximately $32,195 and capitalized internal development project costs of approximately $3,842 were incurred related to the development. The community is expected to open in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of March 31, 2012, the Trust had incurred $0.2 million in costs for the project, which is expected to open in the summer of 2013. During the three months ended March 31, 2012, the Trust capitalized interest costs and internal development costs of $972 and $0.1 million, respectively, related to the development.

As previously discussed, the Trust purchased a collegiate housing community near the University of Colorado, Boulder in November 2011. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2013. As of March 31, 2012, the Trust had incurred $0.1 million in project costs. During the three months ended March 31, 2012, the Trust capitalized interest costs and internal development project costs of $1,139 and $3,458, respectively, related to the development.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and financed through the ONE Plan SM. As of March 31, 2012, the Trust had incurred $13.1 million in costs for the project, which is expected to open in July of 2012. During the three months ended March 31, 2012 and 2011, the Trust capitalized interest costs of $0.1 million and $2,015, respectively, and internal development project costs of $14,483 and $11,738, respectively, related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2012, the Trust and the Edwards Companies had incurred $27.2 million in costs for the project, which is expected to open in July of 2012. During the three months ended March 31, 2012 and 2011, interest costs of approximately $0.1 million and $767, respectively, and internal development project costs of approximately $10,757 and $7,605, respectively, were capitalized related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of March 31, 2012, the Trust had incurred $11.6 million in costs for the project, which is expected to open in July of 2013. During the three months ended March 31, 2012 and 2011, the Trust capitalized interest costs of $0.1 million and $16,685, respectively, and internal development project costs of $37,144 and $18,421, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. The Trust will develop, own and manage the collegiate housing communities in these first two phases. As of March 31, 2012, the Trust had incurred $22.0 million in project costs. During the three months ended March 31, 2012 and 2011, the Trust capitalized interest costs of $0.2 million and $7,675, respectively, and internal development project costs of $29,302 and $27,585, respectively, related to the development.

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

The gross sales price for the first agreement was $38.7 million with net proceeds of approximately $20.5 million after repayment of related debt of $17.3 million and other closing costs.

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

Accordingly, the results of operations of all eleven properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria.

On April 7, 2009, the Trust sold the College Station collegiate housing community for a sales price of $2.6 million. The Trust received proceeds of $0.3 million and a note receivable of $2.3 million. Payments of principal and interest, at a rate of 6% per annum, are due on a monthly basis. The resulting net gain on disposition of approximately $0.4 million has been deferred against the note receivable until such debt is paid in full (see Note 10).

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2012	2011
Collegiate housing leasing revenue	$—	$918
Collegiate housing leasing operating expenses	9	(436)
Depreciation and amortization	—	(266)
Interest expense	—	(76)
Amortization of deferred financing costs	—	(2)
Loss on extinguishment of debt	—	(406)
Income tax expense	—	(15)
Noncontrolling interests	—	4
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$9	$(279)
Gain on sale of collegiate housing property	—	944
Noncontrolling interests	—	(12)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$—	$932

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 Plan, as well as 3,147,500 additional shares. As of March 31, 2012, the Trust had 3,348,792 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of March 31, 2012 and December 31, 2011, unearned compensation related to restricted stock totaled $1.7 million and $1.2 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2012 and 2011, compensation expense of $0.2 million was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2012 and January 1, 2011, the Trust adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”) and 2011 Long-Term Incentive Plan (the “2011 LTIP”), respectively. The purpose of the 2012 LTIP and 2011 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2012 and 2011, the Trust issued 69,428 and 138,000, respectively, of time vested restricted stock to executives and key employees under the 2012 LTIP and 2011 LTIP. The restricted stock granted under the 2012 LTIP and the 2011 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

A RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance vested RSUs to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting. On January 1, 2011, the Trust granted 207,000 performance vested RSUs to executives and key employees under the 2011 LTIP described above. As of March 31, 2012 and December 31, 2011, unearned compensation related to RSUs totaled $1.6 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the three months ended March 31, 2012 and 2011, compensation expense of $0.2 million and $0.1 million was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.4 million, respectively. A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2012 is as follows:

Stock
Awards(1)
Outstanding as of December 31, 2011	1,035,086
Granted	69,428
Retired	—
Outstanding as of March 31, 2012	1,104,514
Vested as of March 31, 2012	511,773

(1)	Includes restricted stock and RSU awards where a specific amount of RSUs were granted.

10. Subsequent events

Our Board declared a distribution of $0.07 per share of common stock for the quarter ended on March 31, 2012. The distribution is payable on May 15, 2012 to stockholders of record at the close of business on April 30, 2012.

In April 2012, the note receivable related to the sale of the College Station collegiate housing community was repaid, and the Trust recognized a gain on the sale of $0.2 million (see Note 8).

In May 2012, the Trust repaid $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature on May 1, 2014. The Trust borrowed $27.0 million on the Third Amended Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and “Part II, Item 1A. Risk Factors” below. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.4% of our revenue, excluding operating expense reimbursements, for the three months ended March 31, 2012. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied rather than the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

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

Development consulting services

For the three months ended March 31, 2012, revenue from our development consulting services represented approximately 1.2% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2012, revenue from our management services segment represented approximately 2.4% of our revenue, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses that we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Trends and Outlook

Rents and occupancy

We manage our communities to maximize revenues, which are primarily driven by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus collegiate housing provided by colleges and universities and off-campus collegiate housing provided by private owners. This additional collegiate housing both on and off campus can create competitive pressure on our rental rates and occupancy.

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the three months ended March 31, 2012, same-community revenue per available bed increased to $464 and same community physical occupancy increased to 93.9% compared to revenue per available bed of $432 and physical occupancy of 92.7% for the three months ended March 31, 2011. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trend.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010, and the Trust currently expects 2012 revenue to be as low as $0.4 million. Beginning in the summer of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s active development projects, two third-party developments and one participating development.

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

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010 with an increase of approximately 0.1%. During the year ended December 31, 2011, same-community operating expenses increased approximately 2.9% compared to the year ended December 31, 2010, which included a 2.2% increase in direct operating expenses and a 5.9% increase in fixed costs primarily as a result of tax refunds received in 2010. For the three months ended March 31, 2012, same-community operating expenses increased approximately 3.1% compared to the same period in the prior year primarily due to increases in internet services at certain communities as well as normal inflationary increases.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we are reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A, and previous periods presented have been reclassified (see Note 2 to the accompanying condensed consolidated financial statements). We believe the new presentation improves comparability within the industry and provides a better reflection of the total cost to operate a property. For the three months ended March 31, 2012, G&A of $2.0 million, before reorganization, development pursuit costs and acquisition costs, increased $0.6 million or 40.7% when compared to the same period in the prior year. This increase is largely due to costs associated with the growth of our wholly-owned collegiate housing portfolio, the growth of the development consulting services segment and normal inflationary pressures.

Asset Repositioning and Capital Recycling

As previously reported, we completed the sale of five communities in January 2011. These transactions culminated a significant repositioning of our portfolio that began in the fourth quarter of 2010. The five communities included over 1,900 beds and were located at mostly smaller universities with limited barriers to entry. With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million (see Note 8 to the accompanying condensed consolidated financial statements).

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of just under $28.0 million were used to fund development and acquisition activity and for general working capital purposes.

During 2011, we completed eight collegiate housing community acquisitions (see Note 7 to the accompanying condensed consolidated financial statements) for approximately $193.4 million after acquisition costs. The Trust funded these acquisitions with assumed debt of $36.9 million and existing cash, including cash proceeds generated by the January and November 2011 common stock offerings and sales of collegiate housing communities discussed above.

In December 2011, EdR was selected to negotiate the potential revitalization and expansion of more than 9,000 residence hall beds at the University of Kentucky (UK). In April 2012, we held a groundbreaking for Phase I after the ground lease was approved by the University of Kentucky Board of Trustees. Phase I includes the development, construction and ownership of a 601-bed, on-campus undergraduate honors housing community, to be available for occupancy by the fall of 2013. Simultaneously, formal discussions began regarding Phase II, which is expected to include EdR’s assuming management of all the university’s 6,000-bed housing portfolio in 2013. Phase II also includes planned phases of construction and demolition of the existing portfolio in order to add modern accommodations and attractive new living communities to the UK campus. Upon completion of both phases in the next seven years, UK’s total bed count is anticipated to be close to 9,000 beds, which will be privately funded and owned on land leased from the university. This project will be financed through the Trust’s On-Campus Equity Plan, or The ONE PlanSM.

In January 2012, we completed the purchase of The Reserve on Stinson near the University of Oklahoma in Norman, Oklahoma for a purchase price of $22.9 million. We owned a 10% equity interest in the community and managed the community prior to the acquisition. The Reserve on Stinson has 612 beds and is less than a half-mile from campus.

Also in January 2012, EdR partnered with Landmark Properties for the development of a 668-bed cottage-style community at the University of Mississippi. The development, which will be the first cottage-style community in EdR’s portfolio, is expected to cost $36.7 million and is targeted for a summer 2013 delivery.

In March 2012, the financing was finalized for the executed agreement between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. The community is expected to open in the summer of 2013.

We currently have nine active, owned and participating developments that are all progressing on or ahead of schedule, which include projects at the University of Texas, University of Connecticut, Syracuse University, University of Alabama, University of Colorado, Arizona State University-Phoenix, University of Mississippi, University of Kentucky and Johns Hopkins University.

On November 8, 2011, the Trust completed a follow-on offering of 14.4 million shares of its common stock, which included 1.9 million shares purchased by the underwriters pursuant to an overallotment option. The Trust received approximately $124.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. On January 10, 2011, the Trust completed a follow-on offering of 13.2 million shares of its common stock, which included 1.7 million shares purchased by the underwrites pursuant to an overallotment option. The Trust received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

We believe these transactions helped the Trust recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities. We believe these steps improved the quality of the Trust’s portfolio and positioned the Trust for better long-term growth potential.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. The related carrying value of the community is recorded as held for sale in the consolidated balance sheet, and operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption had no material impact on the Trust’s condensed consolidated financial statements.

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

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment- Real Estate Sales, to eliminate diversity in practice regarding whether in substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies the accounting for such transactions is based on their substance rather than their form, and a reporting entity generally would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption is not expected to have a material impact on the Trust’s consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table presents the results of operations for the Trust for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$34,606	$—	$—	$—	$34,606	$26,700	$—	$—	$—	$26,700
Third-party development consulting services	—	450	—	(122)	328	—	1,642	—	(366)	1,276
Third-party management services	—	—	853	—	853	—	—	834	—	834
Intersegment revenues	—	—	—	—	—	—	—	—	—	—
Operating expense reimbursements	—	—	—	2,118	2,118	—	—	—	1,855	1,855
Total segment revenues	34,606	450	853	1,996	37,905	26,700	1,642	834	1,489	30,665
Segment operating expenses:
Collegiate housing leasing operations	15,154	—	—	—	15,154	12,314	—	—	—	12,314
General and administrative	—	876	697	(17)	1,556	—	758	667	(89)	1,336
Intersegment expenses	—	—	—	—	—	—	—	—	—	—
Reimbursable operating expenses	—	—	—	2,118	2,118	—	—	—	1,855	1,855
Total segment operating expenses	15,154	876	697	2,101	18,828	12,314	758	667	1,766	15,505
Segment net operating income (loss) (1)	$19,452	$(426)	$156	$(105)	$19,077	$14,386	$884	$167	$(277)	$15,160

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the three months ended March 31:

32

	2012	2011
Net operating income for reportable segments	$19,077	$15,160
Other unallocated general and administrative expenses	(2,177)	(1,368)
Depreciation and amortization	(8,659)	(6,740)
Ground leases	(1,511)	(1,366)
Nonoperating expenses	(4,437)	(5,332)
Equity in earnings (losses) of unconsolidated entities	(263)	5
Income before income taxes and discontinued operations	$2,030	$359

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same communities for the three months ended March 31, 2012 and 2011 were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,	Favorable
Wholly-owned communities:	2012 (9)	2011 (9)	(Unfavorable)
Occupancy
Physical (1)	93.8%	92.7%	110	bps
Economic (2)	93.5%	91.9%	160	bps
NarPAB (3)	$470	$412	$58
Other income per avail. bed (4)	$26	$20	$6
RevPAB (5)	$496	$432	$64
Operating expense per bed (6)	$217	$199	$(18)
Operating margin (7)	56.2%	53.9%	233	bps
Design Beds (8)	69,816	61,814	8,002

Same communities (10):
Occupancy
Physical (1)	93.9%	92.7%	120	bps
Economic (2)	94.2%	91.9%	230	bps
NarPAB (3)	$443	$412	$31
Other income per avail. bed (4)	$21	$20	$1
RevPAB (5)	$464	$432	$32
Operating expense per bed (6)	$206	$200	$(6)
Operating margin (7)	55.6%	53.8%	180	bps
Design Beds (8)	61,581	61,580	1

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full three months ended March 31, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $34.6 million for the three months ended March 31, 2012. This represents an increase of $7.9 million, or 29.6%, from the same period in 2011. This increase included $6.0 million related to the new communities, Wertland Square and Jefferson Commons, both located in Charlottesville, Virginia, Westminster House located in Berkeley, California, University Village Towers located in Riverside, California, Lotus Lofts located in Boulder, Colorado, Irish Row located in South Bend, Indiana, GrandMarc at Westberry Place located in Ft. Worth, Texas, 3949 Lindell located in St. Louis, Missouri and The Reserve on Stinson located in Norman, Oklahoma and $1.9 million from a 7.3% increase in same-community revenue. The same-community revenue growth was driven by a 1.1% improvement in occupancies, a 6.0% improvement in net rental rates and a 0.2% increase in other rental revenue.

As discussed above, beginning with the three months ended March 31, 2012, we are reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A in all periods presented. Operating expenses in the collegiate housing leasing segment increased $2.8 million, or 23.1%, to $15.2 million for the three months ended March 31, 2012 as compared to the same period in 2011. The nine new communities discussed above added $2.5 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.4 million, or 3.1%, over the same period in the prior year primarily due to increases in internet services at certain communities as well as normal inflationary increases.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended March 31, 2012 and 2011:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2012	2011	Difference
Centennial Hall	454	Cost Savings/Development fee	182	152	30
Indiana University of Pennsylvania — Phase IV	596	Cost Savings	—	456	(456)
East Stroudsburg University	969	Development fee	113	399	(286)
Mansfield University of Pennsylvania	634	Development fee	33	144	(111)
Miscellaneous development fees		Termination fee	—	125	(125)
Third-party development consulting services			328	1,276	(948)
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	122	366	(244)
Development consulting services			$450	$1,642	$(1,192)

Development consulting services revenue decreased $1.2 million, or 72.6%, to $0.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $0.9 million from the prior year due to less development activity on two active third-party development consulting projects offset by cost savings revenue recognized for the Centennial Hall project during the first quarter of 2012. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.2 million to the decline in revenue. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column. If the construction loan and second mortgage had been repaid prior to March 31, 2012, the Trust would have recognized development services revenue net of costs of $1.8 million, guarantee fee revenue of $3.0 million and interest income of $2.4 million since the commencement of the project.

G&A expenses for our development consulting services segment increased $0.1 million, or 15.6%, for the three months ended March 31, 2012 compared to the same period in the prior year. This increase is primarily due to additional payroll costs related to the increased development activity. Internal development project costs related to the Science + Technology Park at Johns Hopkins discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue increased to $0.9 million for the three months ended March 31, 2012 compared to $0.8 million in the same period in the prior year. Existing contracts produced a net increase in fee revenue and one additional contract, for a community that came out of development in the fourth quarter of 2011, added to the increase, which was offset by the loss of three management contracts associated with the sales of the communities. Beginning with the three months ended March 31, 2012, we are no longer including intersegment revenues related to the management of our owned portfolio in the management services segment for all periods presented due to the fact the costs to manage our owned portfolio have been reclassified to collegiate housing operating costs as discussed above.

G&A costs for our management services segment remained relatively flat at $0.7 million for the three months ended March 31, 2012 and 2011.

Other unallocated general and administrative expenses

Other unallocated G&A expenses increased $0.8 million or 59.1%, primarily due to costs associated with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $1.9 million or 28.5% during the three months ended March 31, 2012 over the same period in the prior year. This increase relates mostly to the purchase of nine new properties as discussed above.

Ground leases

For the three months ended March 31, 2012, the cost of ground leases increased $0.1 million or 10.6% compared to the same period in the prior year, due to the addition of GrandMarc at Westberry Place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the three months ended March 31, 2012, nonoperating expenses decreased $0.9 million or 16.8% compared to the same period in the prior year. Interest expense decreased $0.6 million primarily related to the capitalization of interest on our eight owned development projects. Also contributing to the decrease was a loss on extinguishment of debt of $0.4 million taken in the first quarter of 2011 related to the repayment of $35.5 million of variable rate debt. These decreases were offset by an increase in the amortization of deferred financing costs of $0.1 million.

Equity in earnings (losses) of unconsolidated entities

For the three months ended March 31, 2012, equity in earnings (losses) of unconsolidated entities decreased $0.3 million compared to the same period in the prior year. This decrease is primarily related to our share of the loss related to The Reserve on Stinson joint venture, which was sold during the first quarter of 2012. During the three months ended March 31, 2012, the Trust purchased the majority of the assets from the joint venture for $22.9 million (see Note 3).

Non-GAAP Measures

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	(In thousands)
	2012	2011
Net income attributable to Education Realty Trust, Inc.	$1,888	$655
Gain on sale of collegiate housing assets	—	(944)

Real estate related depreciation and amortization	8,563	6,886
Real estate depreciation and amortization included in equity in earnings of investees	66	111
Equity portion of loss on sale of collegiate housing property on equity investee	88	—
Noncontrolling interests	241	211
FFO	10,846	6,919

FFO adjustments:
Loss on extinguishment of debt	—	757
Acquisition costs	167	171
Straight-line adjustment for ground leases	1,061	1,053
FFO adjustments:	1,228	1,981

FFO on Participating Developments:
Interest on loan to Participating Development	455	285
Development fees on Participating Development, net of costs and taxes	62	202
FFO on Participating Developments:	517	487

Core FFO	$12,591	$9,387

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other revenues earned from our collegiate housing communities less operating expenses and real estate taxes related to our collegiate housing communities. Other REITs may use different methodologies for calculating NOI, and accordingly, the Trust's NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. The Trust uses NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Trust’s operating results. However, NOI should only be used as an alternative measure of the Trust’s financial performance.

For the three months ended March 31, 2012, wholly-owned community NOI was $19.5 million, an increase of $5.1 million or 35.2% over the same period in the prior year. The increase was based on a $7.9 million or 29.6% increase in revenues and a $2.8 million or 23.1% increase in operating expenses. Same-community NOI for the quarter was $15.9 million, an increase of $1.6 million or 10.8% over the prior quarter. The increase was based on a $1.9 million or 7.3% increase in revenues and a $0.4 million or 3.1% increase in operating expenses.

The following is a reconciliation of our GAAP operating income (loss) to NOI for three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Operating income	$6,730	$5,686
Less: Third-party development services revenue	328	1,276
Less: Third-party management services revenue	853	834
Plus: General and administrative expenses	3,733	2,704
Plus: Ground leases	1,511	1,366
Plus: Depreciation and amortization	8,659	6,740
NOI	$19,452	$14,386

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA is defined as net income or loss excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing assets; (6) interest expense; (7) other non-operating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; and (10) applicable expenses related to discontinued operations. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. As of March 31, 2012, our net debt (total debt less cash) to EBITDA was 6.1x and our interest coverage ratio (EBITDA divided by interest expense) was 2.9x.

The following is a reconciliation of our GAAP net income (loss) to EBITDA for the trailing twelve months ended March 31, 2012 (in thousands):

	Plus:	Plus:	Less:
	Three months ended March 31,	Year ended December 31,	Three months ended March 31,	Trailing Twelve Months ended March 31,
	2012	2011	2011	2012
Net income (loss) attributable to common shareholders	$1,888	$(11, 014)	$655	$(9,781)
Straight line adjustment for ground leases	1,061	4,208	1,053	4,216
Acquisition costs	167	741	171	737
Depreciation and amortization	8,659	29,105	6,740	31,024
Depreciation and amortization- discontinued operations	—	450	266	184
Loss on impairment of collegiate housing assets	88	7,859	—	7,947
Gain on sale of collegiate housing assets- discontinued operations	—	(2,388)	(944)	(1,444)
Interest expense, net	4,110	18,242	4,742	17,610
Interest expense, net- discontinued operations	—	76	76	—
Other nonoperating expense (income)	327	1,420	590	1,157
Income tax expense (benefit)	(75)	(95)	154	(324)
Non-controlling interest	226	214	212	228
Applicable expenses (income) related to discontinued operations	—	450	423	27
EBITDA	$16,451	$49,268	$14,138	$51,581

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2012, our borrowing base was $175.0 million, and we had no amounts outstanding under the Third Amended Revolver.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

We are prohibited from making distributions in excess of 95% of our FFO except to comply with the legal requirements to maintain our status as a REIT.

As of March 31, 2012, we had outstanding mortgage and construction indebtedness of $334.5 million (excluding unamortized debt discount of $0.1 million). Of the total, $46.6 million and $36.8 million relates to construction debt and variable rate mortgage debt, respectively, that is described below and $62.0 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 6.97%. The remaining $189.1 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that we entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. During the three months ended March 31, 2011, we repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see note 8 to the accompanying condensed consolidated financial statements).

As of March 31, 2012, we had outstanding variable rate mortgage debt of $36.8 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of March 31, 2012, the interest rate applicable to the loan was 4.87%.

As of March 31, 2012, we had borrowed $3.6 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at our option, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2012, we had borrowed $17.7 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). We are the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2012, we had borrowed $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bear interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were interest only through June 14, 2010. On June 14, 2010, we paid down $5.0 million of the outstanding construction debt and extended the maturity date until June 28, 2012. Going forward, a debt service coverage ratio calculated annually on a rolling 12 month basis, of not less than 1.25 to 1, must be maintained with principal and interest being repaid on a monthly basis.

As of March 31, 2012, we had $8.7 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, we extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis.

As of March 31, 2012, we had $2.3 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at our option, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, we have the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the three months ended March 31, 2012, we repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

Liquidity outlook and capital requirements

During the three months ended March 31, 2012, we generated $12.7 million of cash from operations, received proceeds of $20.8 million from equity offerings and borrowed $11.0 million on construction loans. When combined with $75.8 million of existing cash, we were able to invest $2.9 million of capital into existing communities, acquire The Reserve on Stinson for $22.9 million, repay $35.1 million of mortgage debt, invest $30.2 million in assets under development and distribute $6.6 million to our stockholders and unitholders in order to end the quarter with approximately $21.3 million of cash.

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

Distributions for the three months ended March 31, 2012 totaled $6.6 million, or $0.07 per weighted average share/unit, compared to cash provided by operations of $12.7 million, or $0.14 per weighted average share/unit.

Based on our closing share price of $10.84 on March 31, 2012, our total enterprise value was $1.3 billion. With net debt (total debt less cash) of $313.1 million as of March 31, 2012, our debt-to-enterprise value was 23.3% compared to 22.9% as of December 31, 2011. With gross assets of $1.1 billion, which excludes accumulated depreciation of $174.3 million, our debt-to-gross assets ratio was 29.1% as of March 31, 2012 as compared to 31.3% as of December 31, 2011.

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

As discussed in Note 2 to the accompanying condensed consolidated financial statements, we implemented an at-the-market equity distribution program during the second quarter of 2010. The program allowed us to sell shares of our common stock having an aggregate offering amount of up to $50 million. As of December 31, 2011, we had sold 5.9 million shares of common stock under the equity distribution program for net proceeds of approximately $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, we implemented the 2011 at-the-market equity distribution program having an aggregate offering amount of up to $50 million. As of March 31, 2012, the Trust had sold 3.2 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $31.8 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

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

The Trust completed the sale of five communities in January 2011 (see Note 8 to the accompanying condensed consolidated financial statements). These transactions culminated a significant repositioning of the Company’s portfolio that began in the fourth quarter of 2010. The five communities included over 1,900 beds and were located at mostly smaller universities with limited barriers to entry. With a total sales price of approximately $46.1 million, the dispositions reduced outstanding debt by $16.1 million and provided net cash proceeds, after costs, of approximately $29.7 million.

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of approximately $28.0 million were used to fund development and acquisition activity and for general working capital purposes.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or borrowings under our Third Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

We have eight active development projects that we are developing for our ownership with anticipated aggregate project costs of $300.8 million. Through March 31, 2012, $52.7 million of the anticipated costs have been incurred and funded.

In January 2012, we completed the purchase of The Reserve on Stinson, near the University of Oklahoma in Norman, Oklahoma for a purchase price of $22.9 million. We previously owned a 10% equity interest in the community and managed the property prior to the acquisition. The Reserve on Stinson has 612 beds and is less than a half-mile from campus.

During 2011, we completed eight collegiate housing community acquisitions (see Note 7 to the accompanying condensed consolidated financial statements) for approximately $193.4 million after acquisition costs. The Trust funded these acquisitions with assumed debt of $36.9 million and existing cash, including cash proceeds generated by the January and November 2011 common stock offerings and sales of collegiate housing communities as discussed above.

On October 21, 2011, the Trust filed a new universal shelf registration statement, which permits us to issue up to $500 million in securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms. That universal shelf registration statement was declared effective on October 28, 2011. As of March 31, 2012, $369.9 million of registered securities remained available for issuance.

Predevelopment expenditures

Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. However, we typically obtain a guarantee of repayment of these predevelopment expenditures from the project owner, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that project financing is not obtained. When we develop projects for ownership, as opposed to our third-party development services, all exposure to risks and capital requirements for these developments remain with us.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Third Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Third Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of March 31, 2012, we were in compliance with all covenants related to our Third Amended Revolver.

Commitments

The following table summarizes our contractual obligations as of March 31, 2012:

	Payment due by Period
	(In thousands)
	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Commitments and Contractual Obligations:
Long-Term Debt Obligations(1)	$17,255	$111,425	$81,807	$123,958	$334,445
Contractual Interest Obligations(2)	18,063	30,072	18,777	15,742	82,654
Operating Lease and Future Purchase Obligations (3)	11,771	17,415	13,861	482,414	525,461
Capital Reserve Obligations(4)	1,339	2,397	1,690	1,469	6,895
Total	$48,428	$161,309	$116,135	$623,583	$949,455

(1)	Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties, amounts due under the Third Amended Revolver and construction loan agreements. The first mortgage debt does not include $0.1 million of unamortized debt discount.

(2)	Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on variable interest rates effective as of March 31, 2012. The Trust has $83.4 million of variable rate debt as of March 31, 2012.

(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases) and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

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

Our Board of Directors declared a first quarter distribution of $0.07 per share of common stock for the quarter ended on March 31, 2012. The distribution is payable on May 15, 2012 to stockholders of record at the close of business on April 30, 2012.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of March 31, 2012 the mortgage debt on this community was repaid (see Note 4 to the accompanying condensed consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $24.4 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements), the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7 to the accompanying condensed consolidated financial statements), the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of March 31, 2012 and December 31, 2011, $4.9 million and $1.5 million, respectively, had been drawn on the construction loan of which $1.3 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC ; these amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2012, we had fixed rate debt of $251.1 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $9.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9.9 million increase in the fair value of our fixed rate debt. As of March 31, 2012, 75.1% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.82% and an average term to maturity of 4.24 years.

As of March 31, 2012, we had $36.8 million of variable rate mortgage debt assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2011, the interest rate applicable to the loan was 4.85%.

As of March 31, 2012, we had borrowed $46.6 million on variable rate construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $14.3 million, $8.5 million, $20.0 million and $3.6 million maturing in 2012, 2013, 2014 and 2015, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-

15(f) of the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk factors.

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 391 shares of our common stock for approximately $4,167 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the first of 2012. We also directed the plan administrator to purchase 469 shares of our common stock for approximately $5,002 in the open market for investors pursuant to the direct stock purchase component of the plan. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	113	$10.54	―	―
February 1-29, 2012	588	10.66	―	―
March 1-31, 2012	159	10.63	―	―
Total	860	$10.66	―	―

(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP, which was adopted in June 2008.

Redemption of Operating Partnership Units

On March 5, 2012, we redeemed 43,832 Operating Partnership units for 43,832 shares of our common stock. The issuance of the shares of common stock was exempt from all registration requirements pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

EDUCATION REALTY TRUST, INC.

Date: May 3, 2012	By /s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: May 3, 2012	By /s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: May 3, 2012	By /s/ J. Drew Koester
J. Drew Koester
Senior Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009).

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

10.1(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.57 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012).

10.2(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans (Incorporated by reference to Exhibit 10.58 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012).

12	Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101. SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

(1)	Denotes a management contract or compensatory plan, contract or arrangement

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements.

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

