Form 10-Q
period 2012-06-30
Education Realty Trust, Inc.
filed 2012-08-07
CIK 1302343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, the latest practicable date, the Registrant had outstanding 95,627,426 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of June 30, 2012 and December 31, 2011	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2012 and 2011	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended June 30, 2012 and 2011	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	51

Item 4. Controls and Procedures.	52

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	53

Item 1A. Risk Factors.	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	53

Item 3. Defaults Upon Senior Securities.	54

Item 4. Mine Safety Disclosures.	54

Item 5. Other Information.	54

Item 6. Exhibits.	54

Signatures	55

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Assets:
Collegiate housing properties, net	$817,321	$803,519
Assets under development	128,349	56,648
Corporate office furniture, net	1,974	574
Cash and cash equivalents	8,414	75,813
Restricted cash	5,442	4,826
Student contracts receivable, net	496	347
Receivable from managed third parties	497	933
Notes receivable	18,000	18,000
Goodwill and other intangibles, net	3,258	3,965
Other assets	16,257	13,184
Total assets	$1,000,008	$977,809

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$310,507	$358,504
Unsecured revolving credit facility	30,000	—
Accounts payable	3,675	3,933
Accrued expenses	43,183	27,833
Deferred revenue	12,000	14,409
Total liabilities	399,365	404,679

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	9,218	9,776

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 95,293,349 and 91,800,688 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	953	918
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	686,546	662,657
Accumulated deficit	(98,564)	(101,708)
Total Education Realty Trust, Inc. stockholders’ equity	588,935	561,867
Noncontrolling interests	2,490	1,487
Total equity	591,425	563,354
Total liabilities and equity	$1,000,008	$977,809

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Revenues:
Collegiate housing leasing revenue	$67,715	$52,312
Third-party development consulting services	345	2,349
Third-party management services	1,572	1,579
Operating expense reimbursements	4,399	3,873
Total revenues	74,031	60,113
Operating expenses:
Collegiate housing leasing operations	30,677	24,580
Development and management services	3,263	2,647
General and administrative	4,050	2,978
Depreciation and amortization	17,518	13,845
Ground lease expense	3,020	2,732
Reimbursable operating expenses	4,399	3,873
Total operating expenses	62,927	50,655
Operating income	11,104	9,458
Nonoperating expenses:
Interest expense	7,587	9,384
Amortization of deferred financing costs	623	568
Interest income	(44)	(92)
Loss on extinguishment of debt	—	351
Total nonoperating expenses	8,166	10,211
Income before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	2,938	(753)
Equity in earnings (losses) of unconsolidated entities	(301)	(18)
Income (loss) before income taxes and discontinued operations	2,637	(771)
Income tax benefit	(479)	(218)
Income (loss) from continuing operations	3,116	(553)
Income from discontinued operations	174	1,935
Net income	3,290	1,382

Less: Net income attributable to the noncontrolling interests	146	151
Net income attributable to Education Realty Trust, Inc.	$3,144	$1,231

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$0.03	$(0.01)
Discontinued operations	—	0.03
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.03	$0.02
Weighted average shares of common stock outstanding – basic	93,907	71,527
Weighted average shares of common stock outstanding – diluted	94,990	71,527
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$2,972	$(680)
Income from discontinued operations, net of tax	172	1,911
Net income	$3,144	$1,231
Distributions per share of common stock	$0.14	$0.10

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2012	2011
Revenues:
Collegiate housing leasing revenue	$33,109	$25,613
Third-party development consulting services	17	1,073
Third-party management services	719	745
Operating expense reimbursements	2,281	2,018
Total revenues	36,126	29,449
Operating expenses:
Collegiate housing leasing operations	15,523	12,266
Development and management services	1,647	1,316
General and administrative	1,933	1,605
Depreciation and amortization	8,859	7,106
Ground lease expense	1,509	1,366
Reimbursable operating expenses	2,281	2,018
Total operating expenses	31,752	25,677
Operating income	4,374	3,772
Nonoperating expenses:
Interest expense	3,477	4,642
Amortization of deferred financing costs	275	284
Interest income	(23)	(47)
Total nonoperating expenses	3,729	4,879
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	645	(1,107)
Equity in earnings (losses) of unconsolidated entities	(38)	(23)
Income (loss) before income taxes and discontinued operations	607	(1,130)
Income tax benefit	(404)	(371)
Income (loss) from continuing operations	1,011	(759)
Income from discontinued operations	165	1,275
Net income	1,176	516

Less: Net loss attributable to the noncontrolling interests	(80)	(60)
Net income attributable to Education Realty Trust, Inc.	$1,256	$576

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share — basic and diluted:
Continuing operations	$0.01	$(0.01)
Discontinued operations	—	0.02
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.01	$0.01

Weighted average shares of common stock outstanding – basic	94,974	72,209
Weighted average shares of common stock outstanding – diluted	96,041	72,209
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$1,092	$(683)
Income from discontinued operations, net of tax	164	1,259
Net income	$1,256	$576
Distributions per share of common stock	$0.07	$0.05

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Common stock issued to officers and directors	44,280	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	13,235,833	132	91,683	—	—	91,815
Amortization of restricted stock	53,369	1	608	—	—	609
Cash dividends	—	—	(7,218)	—	—	(7,218)
Net income	—	—	—	1,231	—	1,231
Balance, June 30, 2011	71,990,538	$720	$500,283	$(89,463)	$—	$411,540

Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	3,421,926	34	35,996	—	—	36,030
Amortization of restricted stock	38,449	1	631	—	—	632
Cash dividends	—	—	(13,098)	—	—	(13,098)
Return of equity to noncontrolling interests	—	—	—	—	(321)	(321)
Contributions from noncontrolling interests	—	—	—	—	1,362	1,362
Net income (loss)	—	—	—	3,144	(38)	3,106
Balance, June 30, 2012	95,293,349	$953	$686,546	$(98,564)	$2,490	$591,425

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Operating activities:
Net income	$3,290	$1,382
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,518	13,845
Depreciation included in discontinued operations	—	501
Deferred tax benefit	—	(91)
Loss on disposal of assets	7	2
Gain on sale of collegiate housing property in discontinued operations	(172)	(2,388)
Loss on extinguishment of debt	—	351
Loss on extinguishment of debt included in discontinued operations	—	406
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,146	2,106
Amortization of deferred financing costs	623	568
Amortization of deferred financing costs included in discontinued operations	—	2
Loss on interest rate cap	—	5
Amortization of unamortized debt premiums	(103)	(195)
Distributions of earnings from unconsolidated entities	97	194
Noncash compensation expense related to stock-based incentive awards	810	753
Equity in losses of unconsolidated entities	301	18
Change in operating assets and liabilities	5,238	(2,475)
Net cash provided by operating activities	29,755	14,984
Investing activities:
Property acquisitions, net of cash acquired	(22,951)	(38,950)
Purchase of corporate furniture and fixtures	(1,639)	(22)
Restricted cash	(616)	1,231
Investment in collegiate housing properties	(7,471)	(10,722)
Proceeds from sale of collegiate housing properties	42	57,515
Payments on notes receivable	1,800	39
Loan to participating development	—	(8,128)
Earnest money deposits	—	(325)
Investment in assets under development	(70,659)	(10,381)
Distributions from unconsolidated entities	82	—
Net cash used in investing activities	(101,412)	(9,743)
Financing activities:
Payment of mortgage and construction notes	(77,300)	(21,352)
Payment of offering costs	(233)	(472)
Debt refund (issuance) costs	(26)	46
Borrowing on long-term debt	29,406	—
Debt extinguishment costs	—	(351)
Repayments of line of credit	—	(3,700)
Borrowings on line of credit	30,000	—
Proceeds from common stock offering	35,828	92,274
Dividends and distributions paid to common and restricted stockholders	(13,098)	(7,218)
Dividends and distributions paid to noncontrolling interests	(319)	(137)
Net cash provided by financing activities	4,258	59,090
Net increase (decrease) in cash and cash equivalents	(67,399)	64,331
Cash and cash equivalents, beginning of period	75,813	6,958
Cash and cash equivalents, end of period	$8,414	$71,289

See accompanying notes to the condensed consolidated financial statements.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$9,660	$9,849
Income taxes paid	$49	$182
Supplemental disclosure of noncash activity:
Redemption of redeemable noncontrolling interests from unit holder	$424	$—

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the condensed consolidated statements of operations, regional and corporate costs of supporting our owned communities had previously been included in general and administrative expenses. Beginning with the three months ended March 31, 2012, the reclassification of regional and corporate costs of supporting our owned communities to collegiate housing leasing operations was not material to our condensed consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of June 30, 2012, the Trust had $1.8 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the six months ended June 30, 2012 and 2011, eleven properties were classified as part of discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. All eleven of these properties were sold by June 30, 2011 (see Note 8).

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

Ground leases

In conjunction with certain acquisitions, the Trust has entered into long-term ground leases which require an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the six months ended June 30, 2012 and 2011, the Trust recognized $3.0 million and $2.7 million in rent expense, respectively, in the accompanying condensed consolidated statement of operations related to these ground leases.

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

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the equity distribution agreements discussed above, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of June 30, 2012, the Trust had sold 4.6 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $47.1 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.  On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of June 30, 2012, the Trust had sold no common stock under the 2012 agreements.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the six months ended June 30, 2012 and 2011, total compensation expense relating to the ESPP was $12,630 and $13,395, respectively.

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

The Trust had no unrecognized tax benefits as of June 30, 2012 and 2011. As of June 30, 2012, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of June 30, 2012, open tax years generally included tax years for 2008, 2009, 2010 and 2011. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of June 30, 2012 and 2011, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of June 30, 2012, the Trust had entered into three joint venture agreements to develop, own and manage properties near the University of Alabama, Arizona State University – Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for these joint ventures using the consolidation method. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statement of changes in equity and net income attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2012, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value of $6.7 million. The Trust determined fair value using Level 2 inputs under the fair value hierarchy using market price adjusted for the noncontrolling interests’ portion of income (loss) and distributions. During the six months ended June 30, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

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

The following table reconciles the basic and diluted weighted average shares for the three and six months ended June 30, 2012:

	Three months	Six months
	ended June 30,	ended June 30,
	2012	2012
Basic weighted average shares of common stock outstanding	94,974,171	93,906,974
Operating Partnership Units	859,905	875,577
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	96,041,333	94,989,808

As of June 30, 2011, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

Operating Partnership Units	903,738
University Towers Operating Partnership Units	207,257
Total potentially dilutive securities	1,110,995

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three and six months ended June 30, 2011, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $0.4 million. No additional impairment has been recorded through June 30, 2012. The carrying value of goodwill was $3.1 million as of June 30, 2012 and December 31, 2011, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.2 million and $0.9 million as of June 30, 2012 and December 31, 2011, respectively.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This recognition typically occurs after construction is complete. For the six months ended June 30, 2012 and 2011, there was $0.2 million and $0.5 million revenue recognized, respectively, related to cost savings agreements on development projects.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and will manage the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. As of June 30, 2012 and December 31, 2011, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The carrying value of the note receivable approximates fair value, which was determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. The fair value of our note receivable is classified as Level 3.The Trust does not have an ownership interest of any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to June 30, 2012, the Trust would have recognized development services revenue net of costs of $1.8 million, guarantee fee revenue of $3.0 million and interest income of $2.8 million since the commencement of the project.

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

3. Investments in unconsolidated entities

During the six months ended June 30, 2012 and 2011, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies. These entities primarily own collegiate housing communities that are managed by the Trust, and the Trust participates in major operating decisions; therefore, the equity method of accounting is used to account for these investments.

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership; and

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the six months ended June 30, 2012 and 2011:

	2012	2011
	(In thousands)
Results of Operations:
Revenues	$2,037	$5,654
Net loss	(2,336)	(338)
Equity in earnings (losses) of unconsolidated entities	$(301)	$(18)

As of June 30, 2012 and December 31, 2011, the Trust had $123 and $28,751 in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of June 30, 2012 and December 31, 2011, the Trust had $1.4 million and $0.9 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheet (see Note 2).

During the six months ended June 30, 2012, the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 7). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in earnings (losses) of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the condensed consolidated financial statements.

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2012, our borrowing base was $175.0 million, and we had $30.0 million outstanding under the Third Amended Revolver; thus, our remaining borrowing base availability was $145.0 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of June 30, 2012, the interest rate applicable to the Third Amended Revolver was 1.88%. Due to the fact the Third Amended Revolver bears interest at variable rates, cost approximates the fair value. The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Trust as of the measurement date. The fair value of the Trust’s Third Amended Revolver is estimated using Level 2 inputs.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

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

Mortgage and construction debt

As of June 30, 2012, the Trust had outstanding mortgage and construction indebtedness of $310.6 million (excluding unamortized debt discount of $0.1 million). Of the total, $50.6 million and $36.6 million relates to construction debt and variable rate mortgage debt, respectively, that is described below, and $34.9 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 5.99%. The remaining $188.5 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. The Trust has estimated the fair value of the fixed rate mortgage debt utilizing present value techniques (Level 2 of the fair value hierarchy). As of June 30, 2012 and December 31, 2011, the estimated fair value of the fixed rate mortgage debt was $234.6 million and $299.3 million, respectively. The carrying value of the variable rate mortgage and construction debt approximates fair value. The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Trust as of the measurement date. The fair value of the Trust’s variable rate mortgage and construction debt is estimated using Level 2 inputs.

The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2012. During the six months ended June 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8).

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

As of June 30, 2012, the Trust had outstanding variable rate mortgage debt of $36.6 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of June 30, 2012, the interest rate applicable to the loan was 4.89%.

As of June 30, 2012, the Trust had borrowed $10.7 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of June 30, 2012, the interest rate applicable to the loan was 2.49%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2012, the Trust had borrowed $25.2 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of June 30, 2012, the interest rate applicable to the loan was 2.64%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2012, the Trust had $8.6 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of June 30, 2012 the interest rate applicable to the loan was 1.34%.

As of June 30, 2012, the Trust had $6.1 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of June 30, 2012, the interest rate applicable to the loan was 2.19%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the six months ended June 30, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the six months ended June 30, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

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

The scheduled maturities of outstanding mortgage and construction indebtedness as of June 30, 2012 are as follows:

Fiscal Year Ending	(In thousands)
2012 (6 months ending December 31, 2012)	$1,843
2013	37,181
2014	58,725
2015	21,265
2016	67,650
Thereafter	123,937
Total	310,601
Unamortized debt discounts	(94)
Outstanding as of June 30, 2012, net of unamortized discounts	$310,507

As of June 30, 2012, the outstanding mortgage and construction debt had a weighted average interest rate of 5.16% and carried a weighted average term to maturity of 4.3 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Discontinued operations are not included in segment reporting as management addresses those items on a corporate level. The following table represents segment information for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012						Six Months Ended June 30, 2011
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$67,715	$—	$—	$—	$67,715	$52,312	$—	$—	$—	$52,312
Third-party development consulting services	—	503	—	(158)	345	—	3,273	—	(924)	2,349
Third-party management services	—	—	1,572	—	1,572	—	—	1,579	—	1,579
Operating expense reimbursements	—	—	—	4,399	4,399	—	—	—	3,873	3,873
Total segment revenues	67,715	503	1,572	4,241	74,031	52,312	3,273	1,579	2,949	60,113
Segment operating expenses:
Collegiate housing leasing operations	30,677	—	—	—	30,677	24,580	—	—	—	24,580
General and administrative	—	1,820	1,416	(38)	3,198	—	1,540	1,298	(182)	2,656
Reimbursable operating expenses	—	—	—	4,399	4,399	—	—	—	3,873	3,873
Total segment operating expenses	30,677	1,820	1,416	4,361	38,274	24,580	1,540	1,298	3,691	31,109
Segment net operating income (loss) (1)	$37,038	$(1,317)	$156	$(120)	$35,757	$27,732	$1,733	$281	$(742)	$29,004
Total segment assets, as of June 30, 2012 and December 31, 2011 (2)	$959,910	$5,000	$7,212	$—	$972,122	$879,199	$3,007	$5,399	$—	$887,605

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the six months ended June 30:

	2012	2011
Net operating income for reportable segments	$35,757	$29,004

Other unallocated general and administrative expenses	(4,115)	(2,969)
Depreciation and amortization	(17,518)	(13,845)
Ground leases	(3,020)	(2,732)
Nonoperating expenses	(8,166)	(10,211)
Equity in earnings ( losses) of unconsolidated entities	(301)	(18)
Income (loss) before income taxes and discontinued operations	$2,637	$(771)

(2)	The increase in segment assets related to collegiate housing leasing is primarily related to the continued development of eight communities for the ownership of the Trust and the purchase of the Reserve on Stinson collegiate housing community in Norman, Oklahoma during the six months ended June 30, 2012.

The following table represents segment information for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$33,109	$—	$—	$—	$33,109	$25,613	$—	$—	$—	$25,613
Third-party development consulting services	—	53	—	(36)	17	—	1,631	—	(558)	1,073
Third-party management services	—	—	719	—	719	—	—	745	—	745
Operating expense reimbursements	—	—	—	2,281	2,281	—	—	—	2,018	2,018
Total segment revenues	33,109	53	719	2,245	36,126	25,613	1,631	745	1,460	29,449
Segment operating expenses:
Collegiate housing leasing operations	15,523	—	—	—	15,523	12,266	—	—	—	12,266
General and administrative	—	944	719	(21)	1,642	—	783	631	(94)	1,320
Reimbursable operating expenses	—	—	—	2,281	2,281	—	—	—	2,018	2,018
Total segment operating expenses	15,523	944	719	2,260	19,446	12,266	783	631	1,924	15,604
Segment net operating income (loss) (1)	$17,586	$(891)	$—	$(15)	$16,680	$13,347	$848	$114	$(464)	$13,845

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended June 30:

	2012	2011
Net operating income for reportable segments	$16,680	$13,845

Other unallocated general and administrative expenses	(1,938)	(1,601)
Depreciation and amortization	(8,859)	(7,106)
Ground leases	(1,509)	(1,366)
Nonoperating expenses	(3,729)	(4,879)
Equity in earnings (losses) of unconsolidated entities	(38)	(23)

Income (loss) before income taxes and discontinued operations	$607	$(1,130)

6. Commitments and contingencies

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of June 30, 2012, the mortgage debt on this community was repaid (see Note 4), and the $1.5 million letter of credit is no longer outstanding.

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

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee of which the carrying value approximates fair value. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of June 30, 2012 and December 31, 2011, $14.0 million and $1.5 million, respectively, had been drawn on the construction loan of which $3.2 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s consolidated financial condition or results of operations.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of June 30, 2012 and December 31, 2011, the Trust had reimbursable predevelopment costs of $2.9 million and $0.1 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

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

The Reserve on
Stinson
Collegiate housing properties	$22,722
Other assets	232
Current liabilities	(158)
Total net assets acquired	$22,796

The amount of The Reserve on Stinson’s revenue and net loss included in the Trust’s accompanying condensed consolidated statement of operations for the six months ended June 30, 2012, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2011, are as follows:

			Net income
			attributable to
			common
			stockholders per
			share- basic and
	Revenue	Net income	diluted
	(in thousands)
Actual from date of acquisition through 6/30/12	$1,515	$260	$—

2012 supplemental pro forma earnings for 1/1/12-6/30/12 (1)	$74,264	$3,535	$0.04

2011 supplemental pro forma earnings for 1/1/11-6/30/11 (1)	$61,693	$1,341	$0.02

(1)	Supplemental pro forma earnings for the six months ended June 30, 2012 were adjusted to exclude $0.2 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to include these charges.

During the year ended December 31, 2011, the Trust completed the following eight collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Purchase Price

Wertland Square	University of Virginia Charlottesville, VA	Mar 2011	152	50	$16.6 million
Jefferson Commons	University of Virginia Charlottesville, VA	Mar 2011	82	22	$6.4 million
Westminster House	University of California Berkeley, California	May 2011	167	55	$16.0 million
University Village Towers(1)	University of California Riverside, California	Sept 2011	554	149	$38.1 million
Lotus Lofts	University of Colorado Boulder, Colorado	Nov 2011	40	9	$6.0 million
Irish Row	University of Notre Dame South Bend, Indiana	Nov 2011	326	127	$27.5 million
GrandMarc at Westberry Place(2)	Texas Christian University Ft. Worth, Texas	Dec 2011	562	244	$55.1 million
3949 Lindell	Saint Louis University St. Louis, Missouri	Dec 2011	256	197	$28.5 million
(1)	The Operating Partnership owned a 10% equity investment in the entity that previously owned the University Village Towers collegiate housing community and also managed the property prior to the acquisition.
(2)	The Trust entered into a 53-year ground lease which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis (see note 2).

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

		GrandMarc at
	University Village Towers	Westberry Place	Other	Total
Collegiate housing properties	$37,881	$53,935	$100,386	$192,202
Other assets	268	1,146	570	1,984
Current liabilities	(286)	(434)	(1,654)	(2,374)
Mortgage debt	—	(36,930)	—	(36,930)
Total net assets acquired	$37,863	$17,717	$99,302	$154,882

The amount of revenue and net loss attributable to the 2011 acquisitions included in the Trust’s accompanying condensed consolidated statement of operations for the six months ended June 30, 2011, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2010, is as follows:

			Net income
			attributable to
			common
			stockholders per
			share- basic and
	Revenue	Net income	Diluted
	(in thousands)
Actual from date of acquisition through 6/30/11	$594	$53	$—

2011 supplemental pro forma earnings for 1/1/11-6/30/11 (1)	$68,732	$3,457	$0.05

2010 supplemental pro forma earnings for 1/1/10-6/30/10 (1)	$63,721	$(90)	$—
(1)	Supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to exclude $0.7 million of acquisition-related costs incurred in 2011. Supplemental pro forma earnings for the six months ended June 30, 2010 were adjusted to include these charges.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2012, the Trust and Summa West, LLC had incurred $12.9 million in costs for the project. During the six months ended June 30, 2012, capitalized interest costs of approximately $0.2 million and capitalized internal development project costs of approximately $43,232 were incurred related to the development. The community is expected to open in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2012, the Trust and Landmark Properties had incurred $6.6 million in costs for the project. During the six months ended June 30, 2012, capitalized interest costs of approximately $0.1 million and capitalized internal development project costs of approximately $35,724 were incurred related to the development. The community is expected to open in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of June 30, 2012, the Trust had incurred $3.6 million in costs for the project, which is expected to open in the summer of 2013. During the six months ended June 30, 2012, the Trust capitalized interest costs and internal development costs of $10,339 and $0.1 million, respectively, related to the development.

As previously discussed, the Trust purchased a collegiate housing community near the University of Colorado, Boulder in November 2011. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2013. As of June 30, 2012, the Trust had incurred $0.3 million in project costs. During the six months ended June 30, 2012, the Trust capitalized interest costs and internal development project costs of $3,378 and $9,935, respectively, related to the development.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and financed through the ONE Plan SM. As of June 30, 2012, the Trust had incurred $21.7 million in costs for the project, which will open in summer 2012. During the six months ended June 30, 2012 and 2011, the Trust capitalized interest costs of $0.2 million and $10,550, respectively, and internal development project costs of $31,616 and $29,832, respectively, related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2012, the Trust and the Edwards Companies had incurred $36.7 million in costs for the project, which will open in summer 2012. During the six months ended June 30, 2012 and 2011, interest costs of approximately $0.2 million and $1,004, respectively, and internal development project costs of approximately $30,411 and $11,911, respectively, were capitalized related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of June 30, 2012, the Trust had incurred $18.9 million in costs for the project, which is expected to open in July of 2013. During the six months ended June 30, 2012 and 2011, the Trust capitalized interest costs of $0.2 million and $47,850, respectively, and internal development project costs of $0.1 million and $38,063, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. The Trust will develop, own and manage the collegiate housing communities in these first two phases. As of June 30, 2012, the Trust had incurred $27.6 million in project costs. During the six months ended June 30, 2012 and 2011, the Trust capitalized interest costs of $0.4 million and $38,758, respectively, and internal development project costs of $0.1 million for both years, related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opens. As of June 30, 2012, the Trust had expenditures for assets under development in accrued expenses of $15.7 million. As of December 31, 2011, the Trust had expenditures for assets under development accrued in accounts payable and accrued expenses of $1.7 million and $5.3 million, respectively.

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

On April 7, 2009, the Trust sold the College Station collegiate housing community for a sales price of $2.6 million. The Trust received proceeds of $0.3 million and a note receivable of $2.3 million. Payments of principal and interest, at a rate of 6% per annum, were due on a monthly basis, and the resulting net gain on disposition of approximately $0.4 million was deferred against the note receivable until the debt was paid in full. In April 2012, the note receivable was repaid at a discount, and the Trust recognized a gain on the sale of $0.2 million.

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Collegiate housing leasing revenue	$—	$1,130
Collegiate housing leasing operating expenses	3	(581)
Depreciation and amortization	—	(501)
Interest expense	—	(76)
Amortization of deferred financing costs	—	(2)
Loss on extinguishment of debt	—	(406)
Income tax expense	—	(17)
Noncontrolling interests	—	6
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$3	$(447)
Gain on sale of collegiate housing property	171	2,388
Noncontrolling interests	(2)	(30)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$169	$2,358

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2012	2011
Collegiate housing leasing revenue	$—	$212
Collegiate housing leasing operating expenses	(6)	(145)
Depreciation and amortization	—	(235)
Interest expense	—	—
Amortization of deferred financing costs	—	—
Loss on extinguishment of debt	—	—
Income tax expense	—	(2)
Noncontrolling interests	—	2
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(6)	$(168)
Gain on sale of collegiate housing property	171	1,445
Noncontrolling interests	2	(18)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$169	$1,427

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 Plan, as well as 3,147,500 additional shares. As of June 30, 2012, the Trust had 3,315,339 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of June 30, 2012 and December 31, 2011, unearned compensation related to restricted stock totaled $1.5 million and $1.2 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2012 and 2011, compensation expense of $0.5 million and $0.4 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2012 and January 1, 2011, the Trust adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”) and 2011 Long-Term Incentive Plan (the “2011 LTIP”), respectively. The purpose of the 2012 LTIP and 2011 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2012 and 2011, the Trust issued 70,595 and 135,500, respectively, of time vested restricted stock to executives and key employees under the 2012 LTIP and 2011 LTIP. The restricted stock granted under the 2012 LTIP and the 2011 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

A RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance vested RSUs to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting. On January 1, 2011, the Trust granted 203,250 performance vested RSUs to executives and key employees under the 2011 LTIP described above. As of June 30, 2012 and December 31, 2011, unearned compensation related to RSUs totaled $1.5 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2012 and 2011, compensation expense of $0.4 million and $0.3 million was recognized in the accompanying condensed consolidated statement of operations, related to the vesting of RSUs.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 was $1.1 million and $0.8 million, respectively. A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2012 is as follows:

Stock
Awards(1)1)
Outstanding as of December 31, 2011	1,035,086
Granted	102,882
Retired	—
Outstanding as of June 30, 2012	1,137,968
Vested as of June 30, 2012	544,060

(1)	Includes restricted stock and RSU awards where a specific amount of RSUs were granted.

10. Subsequent events

Our Board declared a distribution of $0.10 per share of common stock for the quarter ended on June 30, 2012. The distribution is payable on August 15, 2012 to stockholders of record at the close of business on July 31, 2012.

In July 2012, the collegiate housing community referred to as 3949 Lindell located in St. Louis, Missouri was damaged by fire and is currently empty. The community was insured, and it is the Trust’s intent to rebuild.

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

We earn income from rental payments we receive as a result of our ownership of collegiate housing communities. We also earn income by performing property management services and development/construction management consulting services for third parties through our Management Company and our Development Company, respectively.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 97.0% of our revenue, excluding operating expense reimbursements, for the six months ended June 30, 2012. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied rather than the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

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

Development consulting services

For the six months ended June 30, 2012, revenue from our development consulting services represented approximately 0.7% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities but also to the Trust and other third-party investors. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2012, revenue from our management services segment represented approximately 2.3% of our revenue, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses that we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Trends and Outlook

Rents and occupancy

We manage our communities to maximize revenues, which are primarily driven by two components: rental rates and occupancy rates. We customarily adjust rental rates in order to maximize revenues, which in some cases results in a lower occupancy rate, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and vice versa and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus collegiate housing provided by colleges and universities and off-campus collegiate housing provided by private owners. This additional collegiate housing both on and off campus can create competitive pressure on our rental rates and occupancy.

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the six months ended June 30, 2012, same-community revenue per available bed increased to $451 and same community physical occupancy increased to 91.7% compared to revenue per available bed of $419 and physical occupancy of 90.5% for the six months ended June 30, 2011. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trend.

As of July 24, 2012, same-community preleasing for the 2012/2013 lease term was 220 basis points behind prior year in occupancy with 83.9% of beds preleased for fall. Net rental rates for the 2012/2013 lease term are currently projected to be approximately 5.0% ahead of prior lease term.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011. Despite the increase in 2011, the Trust currently expects 2012 revenue to be as low as $0.5 million. Beginning in the summer of 2010 our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s active development projects, one participating development, the completion of two third-party developments in the first quarter of 2012 and the award of a new third-party development at Clarion University of Pennsylvania in the second quarter of 2012.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE Plan SM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have a similar program and to date the Trust has four ONE Plan SM projects completed or underway. In December 2011, we were selected by the University of Kentucky (UK) to develop, own and manage a multi-phase project aimed at revitalizing UK’s on-campus housing under the ONE Plan SM. Construction on New Central Residence Hall, the first building in the multi-phase project, is progressing as planned. The 601-bed, two-building, four-story community will be available for occupancy in the summer of 2013. We are currently in the planning stages for the August 2014 deliveries, which are expected to be the addition of approximately 2,000 beds in four locations on campus. The Kentucky legislature has authorized the planned August 2014 deliveries, and it is expected that definitive agreements and approval from the UK board of trustees will be obtained this fall. We view our partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, reduced support from constrained state budgets, aged on campus housing and demands on institutional funds for academic and support service spaces. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for companies such as ours. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on campus housing stock. We expect the volume of true third-party development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010 with an increase of approximately 0.1%. During the year ended December 31, 2011, same-community operating expenses increased approximately 2.9% compared to the year ended December 31, 2010, which included a 2.2% increase in direct operating expenses and a 5.9% increase in fixed costs primarily as a result of tax refunds received in 2010. For the six months ended June 30, 2012, same-community operating expenses increased approximately 3.5% compared to the same period in the prior year which is in line with our expectation and a reasonable level of growth for the foreseeable future.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we are reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs, and previous periods presented have been reclassified for consistent presentation and comparability (see Note 2 to the accompanying condensed consolidated financial statements). We believe the new presentation improves comparability within the industry and provides a better reflection of the total cost to operate a property. G&A costs for the six months ended June 30, 2012 were $3.7 million, before reorganization, development pursuit costs and acquisition costs, an increase of $0.8 million, or 29.4%, when compared to the same period in the prior year. This increase is largely due to costs associated with the growth of our wholly-owned collegiate housing portfolio, the growth in our development activity (including owned and third-party) and normal inflationary pressures.

Asset Repositioning and Capital Recycling

We continue to reposition and improve our owned portfolio as follows:

•	In 2010 and 2011 we sold twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry (see Note 8 to the condensed consolidated financial statements);
•	Over the last year we purchased $256 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and St. Louis University (see Note 7 to the condensed consolidated financial statements);
•	We currently have eight active owned developments with our share of aggregate development costs of $301 million within walking distance of universities such as University of Alabama, University of Connecticut and directly on the campuses of Syracuse University, University of Kentucky and the University of Texas at Austin (see note 7 to the condensed consolidated financial statements);
•	We have improved our portfolio’s median distance to edge of campus to 0.3 miles;
•	We have improved our portfolio’s median full-time undergraduate enrollment of universities served to 25,200; and
•	We are currently in the process of selling two assets that are an average of 3.3 miles from campus with limited barriers to entry in the market.

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

Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following table presents the results of operations for the Trust for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012					Six Months Ended June 30, 2011
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$67,715	$—	$—	$—	$67,715	$52,312	$—	$—	$—	$52,312
Third-party development consulting services	—	503	—	(158)	345	—	3,273	—	(924)	2,349
Third-party management services	—	—	1,572	—	1,572	—	—	1,579	—	1,579
Operating expense reimbursements	—	—	—	4,399	4,399	—	—	—	3,873	3,873
Total segment revenues	67,715	503	1,572	4,241	74,031	52,312	3,273	1,579	2,949	60,113
Segment operating expenses:
Collegiate housing leasing operations	30,677	—	—	—	30,677	24,580	—	—	—	24,580
General and administrative	—	1,820	1,416	(38)	3,198	—	1,540	1,298	(182)	2,656
Reimbursable operating expenses	—	—	—	4,399	4,399	—	—	—	3,873	3,873
Total segment operating expenses	30,677	1,820	1,416	4,361	38,274	24,580	1,540	1,298	3,691	31,109
Segment net operating income (loss) (1)	$37,038	$(1,317)	$156	$(120)	$35,757	$27,732	$1,733	$281	$(742)	$29,004

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the six months ended June 30:

	2012	2011
Net operating income for reportable segments	$35,757	$29,004
Other unallocated general and administrative expenses	(4,115)	(2,969)
Depreciation and amortization	(17,518)	(13,845)
Ground leases	(3,020)	(2,732)
Nonoperating expenses	(8,166)	(10,211)
Equity in earnings (losses) of unconsolidated entities	(301)	(18)
Income (loss) before income taxes and discontinued operations	$2,637	$(771)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same communities for the six months ended June 30, 2012 and 2011 were as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,	Favorable
	2012 (9)	2011 (9)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	91.1%	90.3%	80	bps
Economic (2)	90.6%	88.6%	200	bps
NarPAB (3)	$455	$399	$56
Other income per avail. bed (4)	$28	$22	$6
RevPAB (5)	$483	$421	$62
Operating expense per bed (6)	$218	$198	$(20)
Operating margin (7)	54.7%	53.0%	168	bps
Design Beds (8)	140,406	124,434	15,972

Same communities (10):
Occupancy
Physical (1)	91.7%	90.5%	120	bps
Economic (2)	91.1%	88.8%	230	bps
NarPAB (3)	$428	$398	$30
Other income per avail. bed (4)	$23	$21	$2
RevPAB (5)	$451	$419	$32
Operating expense per bed (6)	$204	$197	$(7)
Operating margin (7)	54.7%	53.0%	170	bps
Design Beds (8)	123,162	123,164	(2)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full six months ended June 30, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $67.7 million for the six months ended June 30, 2012. This represents an increase of $15.4 million, or 29.4%, from the same period in 2011. This increase included $11.6 million related to new communities, which added almost 16,000 beds to the portfolio and $3.8 million from a 7.4% increase in same-community revenue. The same-community revenue growth was driven by a 1.0% improvement in occupancies, a 6.0% improvement in net rental rates and a 0.4% increase in other rental revenue.

As discussed above, beginning with the three months ended March 31, 2012, we are reporting in all periods presented regional and corporate costs to support our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. Operating expenses in the collegiate housing leasing segment increased $6.1 million, or 24.8%, to $30.7 million for the six months ended June 30, 2012 as compared to the same period in 2011. The nine new communities added $5.2 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.9 million, or 3.5%, over the same period in the prior year primarily due to increases in internet services at certain communities as well as normal inflationary increases.

Development consulting services

The following table represents the development consulting projects that were active during the six months ended June 30, 2012 and 2011:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2012	2011	Difference
Centennial Hall	454	Cost Savings/Development fee	182	266	(84)

Indiana University of Pennsylvania — Phase IV	596	Cost Savings	—	456	(456)

Colorado State University – Pueblo II	500	Development fee	—	1	(1)

East Stroudsburg University	969	Development fee	128	1,006	(878)

Mansfield University of Pennsylvania	634	Development fee	35	495	(460)

Miscellaneous development fees			—	125	(125)

Third-party development consulting services			345	2,349	(2,004)

Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	158	924	(766)

Development consulting services			$503	$3,273	$(2,770)

Development consulting services revenue decreased $2.8 million, or 84.6%, to $0.5 million for the six months ended June 30, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $2.0 million from the prior year due to less development activity on two active third-party development consulting projects offset by cost savings revenue recognized for the Centennial Hall project during the first quarter of 2012. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.8 million to the decline in revenue as we reach the completion of the project. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column. If the construction loan and second mortgage had been repaid prior to June 30, 2012, the Trust would have recognized development services revenue net of costs of $1.8 million, guarantee fee revenue of $3.0 million and interest income of $2.8 million since the commencement of the project.

G&A costs for our development consulting services segment increased $0.3 million, or 18.2%, for the six months ended June 30, 2012 compared to the same period in the prior year. This increase is primarily due to additional payroll costs related to the increased development activity discussed in the Trends and Outlook section above. Internal development project costs related to the Science + Technology Park at Johns Hopkins discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue remained relatively flat at $1.6 million for the six months ended June 30, 2012 and 2011. Existing contracts produced a net increase in fee revenue and three additional contracts, one community that came out of development in the fourth quarter of 2011 and two new management contracts added in 2012, added to the increase, which was offset by the loss of three management contracts associated with the sales of the communities. Beginning with the three months ended March 31, 2012, we are no longer including intersegment revenues related to the management of our owned portfolio in the management services segment for all periods presented due to the fact the costs to manage our owned portfolio have been reclassified to collegiate housing operating costs as discussed above.

G&A costs for our management services segment increased $0.1 million, or 9.1%, for the six months ended June 30, 2012 compared to the same period in the prior year primarily due to the growth of the company.

Other unallocated general and administrative expenses

Other unallocated G&A costs increased $1.1 million, or 38.6%, during the six months ended June 30, 2012 over the same period in the prior year primarily due to costs associated with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $3.7 million, or 26.5%, during the six months ended June 30, 2012 over the same period in the prior year. This increase relates mainly to the purchase of nine new properties as discussed above.

Ground leases

For the six months ended June 30, 2012, the cost of ground leases increased $0.3 million or 10.5% compared to the same period in the prior year due to the addition of GrandMarc at Westberry Place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the six months ended June 30, 2012, nonoperating expenses decreased $2.0 million or 20.0% compared to the same period in the prior year. Interest expense decreased $1.8 million primarily related to the capitalization of interest on our eight owned development projects and a $19.5 million reduction in mortgage and construction debt since June 30, 2011 (see Note 4 to the condensed consolidated financial statements). Also contributing to the decrease was a loss on extinguishment of debt of $0.4 million taken in the first quarter of 2011 related to the repayment of $35.5 million of variable rate debt. These decreases were offset by an increase in the amortization of deferred financing costs and less interest income.

Equity in earnings (losses) of unconsolidated entities

For the six months ended June 30, 2012, equity in losses of unconsolidated entities increased $0.3 million compared to the same period in the prior year. This change is primarily related to our share of the loss related to the first quarter 2012 asset sale in our The Reserve on Stinson joint venture. In January 2012, the Trust purchased the majority of the assets from the joint venture for $22.9 million (see Note 3 to the condensed consolidated financial statements).

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table presents the results of operations for the Trust for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
	(In thousands)
	Collegiate	Development				Collegiate	Development
	Housing	Consulting	Management	Adjustments/		Housing	Consulting	Management	Adjustments/
	Leasing	Services	Services	Eliminations	Total	Leasing	Services	Services	Eliminations	Total

Segment revenues:
Collegiate housing leasing revenue	$33,109	$—	$—	$—	$33,109	$25,613	$—	$—	$—	$25,613
Third-party development consulting services	—	53	—	(36)	17	—	1,631	—	(558)	1,073
Third-party management services	—	—	719	—	719	—	—	745	—	745
Operating expense reimbursements	—	—	—	2,281	2,281	—	—	—	2,018	2,018
Total segment revenues	33,109	53	719	2,245	36,126	25,613	1,631	745	1,460	29,449
Segment operating expenses:
Collegiate housing leasing operations	15,523	—	—	—	15,523	12,266	—	—	—	12,266
General and administrative	—	944	719	(21)	1,642	—	783	631	(94)	1,320
Reimbursable operating expenses	—	—	—	2,281	2,281	—	—	—	2,018	2,018
Total segment operating expenses	15,523	944	719	2,260	19,446	12,266	783	631	1,924	15,604
Segment net operating income (loss) (1)	$17,586	$(891)	$—	$(15)	$16,680	$13,347	$848	$114	$(464)	$13,845

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the three months ended June 30:

	2012	2011
Net operating income for reportable segments	$16,680	$13,845
Other unallocated general and administrative expenses	(1,938)	(1,601)
Depreciation and amortization	(8,859)	(7,106)
Ground leases	(1,509)	(1,366)
Nonoperating expenses	(3,729)	(4,879)
Equity in earnings (losses) of unconsolidated entities	(38)	(23)
Income (loss) before income taxes and discontinued operations	$607	$(1,130)

Collegiate housing leasing

Collegiate housing operating statistics for wholly-owned communities and same-communities for the three months ended June 30, 2012 and 2011 were as follows:

	Three months	Three months
	ended	ended
	June 30,	June 30,	Favorable
	2012 (9)	2011 (9)	(Unfavorable)
Wholly-owned communities:
Occupancy
Physical (1)	88.5%	88.0%	49	bps
Economic (2)	87.8%	85.4%	240	bps
NarPAB (3)	$439	$386	$53
Other income per avail. bed (4)	$30	$23	$7
RevPAB (5)	$469	$409	$60
Operating expense per bed (6)	$220	$196	$(24)
Operating margin (7)	53.1%	52.1%	101	bps
Design Beds (8)	70,590	62,620	7,970

Same communities (10):
Occupancy
Physical (1)	89.4%	88.3%	110	bps
Economic (2)	88.0%	85.8%	220	bps
NarPAB (3)	$413	$385	$28
Other income per avail. bed (4)	$25	$23	$2
RevPAB (5)	$438	$408	$30
Operating expense per bed (6)	$203	$195	$(8)
Operating margin (7)	53.7%	52.1%	160	bps
Design Beds (8)	61,581	61,584	(3)

(1)	Physical occupancy represents a weighted average of the month-end occupancies for the respective period.

(2)	Economic occupancy represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	NarPAB represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)	Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.

(5)	Represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)	Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full six months ended June 30, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $33.1 million for the three months ended June 30, 2012. This represents an increase of $7.5 million, or 29.3%, from the same period in 2011. This increase included $5.6 million related to the new communities discussed above and $1.9 million from a 7.5% increase in same-community revenue. The same-community revenue growth was driven by a 1.0% improvement in occupancies, a 5.9% improvement in net rental rates and a 0.6% increase in other rental revenue.

As discussed above, beginning with the three months ended March 31, 2012, we are reporting in all periods presented regional and corporate costs to support our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. Operating expenses in the collegiate housing leasing segment increased $3.3 million, or 26.5%, to $15.5 million for the three months ended June 30, 2012 as compared to the same period in 2011. The nine new communities discussed above added $2.8 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.5 million, or 3.8%, over the same period in the prior year primarily due to increases in internet services at certain communities as well as normal inflationary increases.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended June 30, 2012 and 2011:

			Earnings
			(In thousands)
Project	Beds	Fee Type	2012	2011	Difference
Centennial Hall	454	Cost Savings/Development fee	—	114	(114)

Colorado State University – Pueblo II	500	Development fee	—	1	1

East Stroudsburg University	969	Development fee	16	606	(590)

Mansfield University of Pennsylvania	634	Development fee	1	352	(351)

Third-party development consulting services			17	1,073	(1,056)

Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	36	558	(522)

Development consulting services			$53	$1,631	$(1,578)

Development consulting services revenue decreased $1.6 million, or 96.8%, to $0.1 million for the three months ended June 30, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $1.1 million from the prior year due to less development activity on two active third-party development consulting projects that were completed in the first quarter of 2012. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.5 million to the decline in revenue as we reach the completion of the project. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

G&A costs for our development consulting services segment increased $0.2 million, or 20.6%, for the three months ended June 30, 2012 compared to the same period in the prior year. This increase is primarily due to additional payroll costs related to the increased development activity discussed in the Trends and Outlook section above. Internal development project costs related to the Science + Technology Park at Johns Hopkins discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue remained relatively flat at $0.7 million for the three months ended June 30, 2012 and 2011. Existing contracts produced a net increase in fee revenue and three additional contracts, one community that came out of development in the fourth quarter of 2011 and two new management contracts added in 2012, added to the increase, which was offset by the loss of three management contracts associated with the sales of the communities. Beginning with the three months ended March 31, 2012, we are no longer including intersegment revenues related to the management of our owned portfolio in the management services segment for all periods presented due to the fact the costs to manage our owned portfolio have been reclassified to collegiate housing operating costs as discussed above.

G&A costs for our management services segment increased $0.1 million, or 13.9%, for the three months ended June 30, 2012 compared to the same period in the prior year primarily due to the growth of the company.

Other unallocated general and administrative expenses

Other unallocated G&A costs increased $0.3 million, or 21.0%, during the three months ended June 30, 2012 over the same period in the prior year primarily due to costs associated with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $1.8 million, or 24.7%, during the three months ended June 30, 2012 over the same period in the prior year. This increase relates mainly to the purchase of nine new properties as discussed above.

Ground leases

For the three months ended June 30, 2012, the cost of ground leases increased $0.1 million or 10.5% compared to the same period in the prior year, due to the addition of GrandMarc at Westberry Place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the three months ended June 30, 2012, nonoperating expenses decreased $1.2 million or 23.6% compared to the same period in the prior year. This decrease is primarily attributable to a decline in interest expense related to the capitalization of interest on our eight owned development projects and a $19.5 million reduction in mortgage and construction debt since June 30, 2011 (see Note 4 to the condensed consolidated financial statements).

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Education Realty Trust, Inc.	$1,256	$576	$3,144	$1,231
Gain on sale of collegiate housing assets	(172)	(1,445)	(172)	(2,388)

Real estate related depreciation and amortization	8,716	7,218	17,279	14,104
Real estate depreciation and amortization included in equity in earnings of investees	59	111	125	221
Equity portion of loss on sale of collegiate housing property on equity investee	—	—	88	—
Noncontrolling interests	(56)	(60)	185	151
FFO	9,803	6,400	20,649	13,319

FFO adjustments:
Loss on extinguishment of debt	—	—	—	757
Acquisition costs	287	202	454	373
Straight-line adjustment for ground leases	1,085	1,053	2,146	2,106
FFO adjustments:	1,372	1,255	2,600	3,236

FFO on Participating Developments:
Interest on loan to Participating Development	455	393	910	678
Development fees on Participating Development, net of costs and taxes	9	317	71	519
FFO on Participating Developments:	464	710	981	1,197

Core FFO	$11,639	$8,365	$24,230	$17,752

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding management fees, depreciation, amortization, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, the Trust's NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. The Trust uses NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Trust’s operating results. However, NOI should only be used as an alternative measure of the Trust’s financial performance.

For the six months ended June 30, 2012, wholly-owned community NOI was $37.0 million, an increase of $9.3 million or 33.6% over the same period in the prior year. The increase was based on a $15.4 million or 29.4% increase in revenues and a $6.1 million or 24.8% increase in operating expenses. Same-community NOI for the six months ended June 30, 2012 was $30.4 million, an increase of $3.0 million or 10.8% over the prior period. The increase was based on a $3.8 million or 7.4% increase in revenues and a $0.8 million or 3.5% increase in operating expenses.

For the three months ended June 30, 2012, wholly-owned community NOI was $17.6 million, an increase of $4.2 million or 31.8% over the same period in the prior year. The increase was based on a $7.5 million or 29.3% increase in revenues and a $3.3 million or 26.5% increase in operating expenses. Same-community NOI for the three months ended June 30, 2012 was $14.5 million, an increase of $1.4 million or 10.9% over the prior period. The increase was based on a $1.9 million or 7.5% increase in revenues and a $0.5 million or 3.8% increase in operating expenses.

The following is a reconciliation of our GAAP operating income (loss) to NOI for three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Operating income	$4,374	$3,772	$11,104	$9,458
Less: Third-party development services revenue	17	1,073	345	2,349
Less: Third-party management services revenue	719	745	1,572	1,579
Plus: General and administrative expenses	3,580	2,921	7,313	5,625
Plus: Ground leases	1,509	1,366	3,020	2,732
Plus: Depreciation and amortization	8,859	7,106	17,518	13,845
NOI	$17,586	$13,347	$37,038	$27,732

Adjusted Earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income or loss excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing assets; (6) interest expense; (7) other non-operating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; and (10) applicable expenses related to discontinued operations. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. As of June 30, 2012, our net debt (total debt less cash) to Adjusted EBITDA for the trailing twelve months was 6.2x and our interest coverage ratio (Adjusted EBITDA for the trailing twelve months divided by interest expense) was 3.3x.

The following is a reconciliation of our GAAP net income (loss) to Adjusted EBITDA for the trailing twelve months ended June 30, 2012 (in thousands):

	Plus:	Plus:	Less:	Trailing Twelve
	Six months ended June 30,	Year ended December 31,	Six months ended June 30,	Months ended June 30,
	2012	2011	2011	2012
Net income (loss) attributable to common shareholders	$3,144	$ (11, 014 )	$1,231	$(9,101)
Straight line adjustment for ground leases	2,146	4,208	2,106	4,248
Acquisition costs	454	741	373	822
Depreciation and amortization	17,518	29,105	13,845	32,778
Depreciation and amortization- discontinued operations	—	450	501	(51)
Loss on impairment of collegiate housing assets	88	7,859	—	7,947
Gain on sale of collegiate housing assets- discontinued operations	(172)	(2,388)	(2,388)	(172)
Interest expense, net	7,587	18,242	9,384	16,445
Interest expense, net- discontinued operations	—	76	76	—
Other nonoperating expense (income)	579	1,420	826	1,173
Income tax expense (benefit)	(479)	(95)	(218)	(356)
Non-controlling interests	183	214	126	271
Applicable expenses (income) related to discontinued operations	2	450	450	2
Adjusted EBITDA	$31,050	$49,268	$26,312	$54,006

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2012, our borrowing base was $175.0 million, and we had $30.0 million outstanding under the Third Amended Revolver; thus, our remaining borrowing base availability was $145.0 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of June 30, 2012, the interest rate applicable to the Third Amended Revolver was 1.88%.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

The Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT.

As of June 30, 2012, the Trust had outstanding mortgage and construction indebtedness of $310.6 million (excluding unamortized debt discount of $0.1 million). Of the total, $50.6 million and $36.6 million relates to construction debt and variable rate mortgage debt, respectively, that is described below, and $34.9 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 5.99%. The remaining $188.5 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2012. During the six months ended June 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8 to the condensed consolidated financial statements).

As of June 30, 2012, the Trust had outstanding variable rate mortgage debt of $36.6 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of June 30, 2012, the interest rate applicable to the loan was 4.89%.

As of June 30, 2012, the Trust had borrowed $10.7 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of June 30, 2012, the interest rate applicable to the loan was 2.49%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2012, the Trust had borrowed $25.2 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of June 30, 2012, the interest rate applicable to the loan was 2.64%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2012, the Trust had $8.6 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of June 30, 2012 the interest rate applicable to the loan was 1.34%.

As of June 30, 2012, the Trust had $6.1 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of June 30, 2012, the interest rate applicable to the loan was 2.19%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the six months ended June 30, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the six months ended June 30, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

During the year ended December 31, 2011, the Trust repaid $18.8 million of mortgage debt bearing a fixed interest rate of 5.55% that was due to mature in March 2012 and was secured by the collegiate housing community referred to as NorthPointe in Tucson, Arizona. The mortgage debt was repaid with proceeds received in connection with the stock offering that was conducted in November 2011 (see Note 2 to the condensed consolidated financial statements).

Liquidity outlook and capital requirements

During the six months ended June 30, 2012, we generated $29.8 million of cash from operations, collected $1.8 million on a note receivable, received proceeds of $35.8 million from equity offerings through our at-the-market program, borrowed $30.0 million on the Third Amended Revolver and borrowed $29.4 million on construction loans. When combined with $75.8 million of existing cash, we were able to invest $7.5 million of capital into existing communities, acquire The Reserve on Stinson for $22.9 million, repay $77.3 million of mortgage and construction debt, invest $70.7 million in assets under development and distribute $13.4 million to our stockholders and unitholders in order to end the quarter with approximately $8.4 million of cash.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.40 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling capital by way of potential asset sales and raising additional equity capital. We believe that these sources of capital will be sufficient to provide for our short-term capital needs.

Distributions for the six months ended June 30, 2012 totaled $13.4 million, or $0.14 per weighted average share/unit, compared to cash provided by operations of $29.8 million, or $0.31 per weighted average share/unit.

Based on our closing share price of $11.08 on June 29, 2012, our total enterprise value was $1.4 billion. With net debt (total debt less cash) of $332.2 million as of June 30, 2012, our debt-to-enterprise value was 23.7% compared to 22.9% as of December 31, 2011. With gross assets of $1.2 billion, which excludes accumulated depreciation of $182.5 million, our debt-to-gross assets ratio was 28.8% as of June 30, 2012 as compared to 31.3% as of December 31, 2011.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offerings in January and November of 2011, selling 13.2 million shares, including the underwriters’ overallotment option, for net proceeds of $91.7 million and 14.4 million shares, including the underwriters’ overallotment option, for net proceeds of $124.4 million, respectively. A portion of the net proceeds was used to repay approximately $72.1 million of debt with the remaining proceeds used to fund the Trust’s current developments and acquisitions, fund future acquisitions and developments and for general corporate purposes.

As discussed in Note 2 to the accompanying condensed consolidated financial statements, we implemented an at-the-market equity distribution program during the second quarter of 2010. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the 2010 equity distribution agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of June 30, 2012, the Trust had sold 4.6 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $47.1 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.  On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of June 30, 2012, the Trust had sold no common stock under the 2012 agreements.

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

We have eight active development projects that we are developing for our ownership with anticipated aggregate project costs of $300.8 million. Through June 30, 2012, $69.1 million of the anticipated costs have been incurred and funded.

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

On October 21, 2011, the Trust filed a new universal shelf registration statement, which permits us to issue up to $500 million in securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms. That universal shelf registration statement was declared effective on October 28, 2011. As of June 30, 2012, $369.9 million of registered securities remained available for issuance.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Third Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Third Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of June 30, 2012, we were in compliance with all covenants related to our Third Amended Revolver.

Commitments

For the six months ended June 30, 2012, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2011, except for the net decrease in debt of $17.9 million discussed above under “Liquidity and Capital Resources.”

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our Board of Directors. We may be required to use borrowings under our Third Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the third quarter of 2011, our Board of Directors increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend. During July of 2012, our Board of Directors increased the annual dividend target 43% from $0.28 to $.40 per share/unit becoming effective with the August 15, 2012 dividend.

As discussed above, our Board of Directors declared a second quarter distribution of $0.10 per share of common stock for the quarter ended on June 30, 2012. The distribution is payable on August 15, 2012 to stockholders of record at the close of business on July 31, 2012.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of June 30, 2012 the mortgage debt on this community was repaid (see Note 4 to the accompanying condensed consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7 to the accompanying condensed consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of June 30, 2012 and December 31, 2011, $14.0 million and $1.5 million, respectively, had been drawn on the construction loan of which $3.2 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2012, we had fixed rate debt of $223.4 million. Holding other variables constant, a 100 basis point increase in interest rates would cause an $8.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause an $8.9 million increase in the fair value of our fixed rate debt. As of June 30, 2012, 65.6% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.85% and an average term to maturity of 4.25 years.

As of June 30, 2012, we had $36.6 million of variable rate mortgage debt assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of June 30, 2012, the interest rate applicable to the loan was 4.89%.

As of June 30, 2012, we had borrowed $50.6 million on variable rate construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $8.5 million, $31.3 million and $10.7 million maturing in 2013, 2014 and 2015, respectively. As of June 30, 2012, the weighted average interest rate applicable to these loans was 2.33%.

As of June 30, 2012, we had borrowed $30.0 million on the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of June 30, 2012, the interest rate applicable to the Third Amended Revolver was 1.88%.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2012, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 367 shares of our common stock for approximately $4,196 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the first of 2012. We also directed the plan administrator to purchase 524 shares of our common stock for approximately $5,838 in the open market for investors pursuant to the direct stock purchase component of the plan. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	124	$10.77	―	―
May 1-31, 2012	630	11.42	―	―
June 1-30, 2012	137	10.89	―	―
Total	891	$11.26	―	―

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

EDUCATION REALTY TRUST, INC.

Date: August 3, 2012	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: August 3, 2012	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: August 3, 2012	By	/s/ J. Drew Koester
J. Drew Koester
Senior Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1	Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009).

4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).

12	Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101. SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

