Form 10-Q
period 2012-09-30
Education Realty Trust, Inc.
filed 2012-11-06
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 2, 2012, the latest practicable date, the Registrant had outstanding 113,020,825 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2012 and December 31, 2011	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2012 and 2011	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2012 and 2011	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4. Controls and Procedures.	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	47

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3. Defaults Upon Senior Securities.	48

Item 4. Mine Safety Disclosures.	48

Item 5. Other Information.	48

Item 6. Exhibits.	48

Signatures	49

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Assets:
Collegiate housing properties, net	$797,427	$803,519
Assets under development	181,391	56,648
Corporate office furniture, net	2,838	574
Cash and cash equivalents	127,623	75,813
Restricted cash	5,995	4,826
Student contracts receivable, net	497	347
Receivable from managed third parties	696	933
Notes receivable	21,000	18,000
Goodwill and other intangibles, net	3,063	3,965
Other assets	29,421	13,184
Total assets	$1,169,951	$977,809
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$322,549	$358,504
Accounts payable	2,523	3,933
Accrued expenses	47,295	27,833
Deferred revenue	18,980	14,409
Total liabilities	391,347	404,679

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	9,066	9,776

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 112,863,970 and 91,800,688 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,129	918
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	861,389	662,657
Accumulated deficit	(98,075)	(101,708)
Total Education Realty Trust, Inc. stockholders’ equity	764,443	561,867
Noncontrolling interests	5,095	1,487
Total equity	769,538	563,354
Total liabilities and equity	$1,169,951	$977,809

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Revenues:
Collegiate housing leasing revenue	$94,285	$72,363
Third-party development consulting services	490	3,481
Third-party management services	2,451	2,425
Operating expense reimbursements	7,414	6,376
Total revenues	104,640	84,645
Operating expenses:
Collegiate housing leasing operations	48,770	38,720
Development and management services	4,756	4,132
General and administrative	5,901	4,659
Depreciation and amortization	25,268	19,220
Ground lease expense	4,716	4,097
Reimbursable operating expenses	7,414	6,376
Total operating expenses	96,825	77,204
Operating income	7,815	7,441
Nonoperating expenses:
Interest expense	10,941	13,036
Amortization of deferred financing costs	911	900
Interest income	(152)	(129)
Loss on extinguishment of debt	—	351
Total nonoperating expenses	11,700	14,158
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(3,885)	(6,717)
Equity in earnings (losses) of unconsolidated entities	(340)	(408)
Loss before income taxes and discontinued operations	(4,225)	(7,125)
Income tax benefit	(1,117)	(278)
Loss from continuing operations	(3,108)	(6,847)
Income from discontinued operations	6,767	1,672
Net income (loss)	3,659	(5,175)
Less: Net income attributable to the noncontrolling interests	26	60
Net income (loss) attributable to Education Realty Trust, Inc.	$3,633	$(5,235)

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.03)	$(0.10)
Discontinued operations	0.07	0.03
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.04	$(0.07)
Weighted average shares of common stock outstanding – basic and diluted	97,259	72,040
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(3,083)	$(6,886)
Income from discontinued operations, net of tax	6,716	1,651
Net income (loss)	$3,633	$(5,235)
Distributions per share of common stock	$0.24	$0.17
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011
Revenues:
Collegiate housing leasing revenue	$30,464	$23,431
Third-party development consulting services	145	1,132
Third-party management services	879	846
Operating expense reimbursements	3,015	2,503
Total revenues	34,503	27,912
Operating expenses:
Collegiate housing leasing operations	19,861	15,920
Development and management services	1,493	1,466
General and administrative	1,851	1,700
Depreciation and amortization	8,757	6,376
Ground lease expense	1,696	1,365
Reimbursable operating expenses	3,015	2,503
Total operating expenses	36,673	29,330
Operating loss	(2,170)	(1,418)
Nonoperating expenses:
Interest expense	3,354	4,176
Amortization of deferred financing costs	288	352
Interest income	(108)	(37)
Total nonoperating expenses	3,534	4,491
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(5,704)	(5,909)
Equity in earnings (losses) of unconsolidated entities	(39)	(390)
Loss before income taxes and discontinued operations	(5,743)	(6,299)
Income tax benefit	(638)	(60)
Loss from continuing operations	(5,105)	(6,239)
Income (loss) from discontinued operations	5,474	(318)
Net income (loss)	369	(6,557)
Less: Net loss attributable to the noncontrolling interests	(120)	(91)
Net income (loss) attributable to Education Realty Trust, Inc.	$489	$(6,466)

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.05)	$(0.09)
Discontinued operations	0.05	—
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$—	$(0.09)
Weighted average shares of common stock outstanding – basic and diluted	103,929	73,061
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(4,944)	$(6,153)
Income (loss) from discontinued operations, net of tax	5,433	(313)
Net income (loss)	$489	$(6,466)
Distributions per share of common stock	$0.10	$0.07
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Common stock issued to officers and directors	44,280	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	17,339,251	174	128,133	—	—	128,307
Amortization of restricted stock	80,202	1	913	—	—	914
Cash dividends	—	—	(12,289)	—	—	(12,289)
Net loss	—	—	—	(5,235)	—	(5,235)
Balance, September 30, 2011	76,120,789	$762	$531,967	$(95,929)	$—	$436,800
Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	20,960,325	210	220,038	—	—	220,248
Amortization of restricted stock	70,671	1	991	—	—	992
Cash dividends	—	—	(22,657)	—	—	(22,657)
Return of equity to noncontrolling interests	—	—	—	—	(321)	(321)
Contributions from noncontrolling interests	—	—	—	—	4,039	4,039
Net income (loss)	—	—	—	3,633	(110)	3,523
Balance, September 30, 2012	112,863,970	$1,129	$861,389	$(98,075)	$5,095	$769,538

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Operating activities:
Net income (loss)	$3,659	$(5,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,268	19,220
Depreciation included in discontinued operations	1,339	1,934
Deferred tax benefit	—	(37)
Loss on disposal of assets	70	19
Gain on sale of collegiate housing property in discontinued operations	(5,427)	(2,388)
Loss on extinguishment of debt	—	351
Loss on extinguishment of debt included in discontinued operations	—	406
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,208	3,157
Amortization of deferred financing costs	911	930
Amortization of deferred financing costs included in discontinued operations	—	2
Loss on interest rate cap	—	5
Amortization of unamortized debt premiums	(91)	(294)
Distributions of earnings from unconsolidated entities	146	498
Noncash compensation expense related to stock-based incentive awards	1,266	1,153
Equity in losses of unconsolidated entities	340	408
Change in operating assets and liabilities	12,373	5,691
Net cash provided by operating activities	43,062	25,880
Investing activities:
Property acquisitions, net of cash acquired	(72,952)	(77,081)
Purchase of corporate furniture and fixtures	(2,708)	(78)
Restricted cash	(1,169)	191
Insurance proceeds on property losses	5,000	—
Investment in collegiate housing properties	(12,442)	(19,413)
Proceeds from sale of collegiate housing properties	42,340	57,515
Payments on notes receivable	1,800	75
Loans to developments	(3,000)	(8,128)
Earnest money deposits	(1,050)	(575)
Investment in assets under development	(107,793)	(32,997)
Distributions from unconsolidated entities	82	—
Net cash used in investing activities	(151,892)	(80,491)
Financing activities:
Payment of mortgage and construction notes	(78,217)	(22,285)
Payment of offering costs	(592)	(496)
Debt issuance costs	(225)	(1,154)
Borrowing on long-term debt	42,354	6,908
Debt extinguishment costs	—	(351)
Repayments of line of credit	(45,000)	(3,700)
Borrowings on line of credit	45,000	—
Proceeds from common stock offering	220,400	128,786
Dividends and distributions paid to common and restricted stockholders	(22,729)	(12,289)
Dividends and distributions paid to noncontrolling interests	(351)	(424)
Net cash provided by financing activities	160,640	94,995
Net increase in cash and cash equivalents	51,810	40,384
Cash and cash equivalents, beginning of period	75,813	6,958
Cash and cash equivalents, end of period	$127,623	$47,342
See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Supplemental disclosure of cash flow information:
Interest paid	$13,803	$14,701
Income taxes paid	$101	$290
Supplemental disclosure of noncash activity:
Redemption of redeemable noncontrolling interests from unit holder	$424	$—

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

The Trust also provides real estate facility management, development and other advisory services through the following wholly-owned subsidiaries of the Operating Partnership:

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the condensed consolidated statements of operations, regional and corporate costs of supporting our owned communities had previously been included in general and administrative expenses. Beginning with the three months ended March 31, 2012, the Trust reclassified regional and corporate costs of supporting our owned communities to collegiate housing leasing operations. The reclassification was not material to our condensed consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of September 30, 2012, the Trust had $119.5 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Notes receivable

During the nine months ended September 30, 2012, the Trust entered in to a mezzanine loan and purchase option agreement with Landmark Properties Holdings, LLC ("Landmark") for the purpose of developing a cottage-style collegiate housing community at Pennsylvania State University in State College, Pennsylvania. The community will be wholly owned by Landmark and a construction loan will be used to fund 80% of the development. The Trust provided $3.0 million of mezzanine financing at an interest rate of 10% per annum and was granted an option to purchase the community in 2013, 2014 or 2015. As of September 30, 2012, the mezzanine financing is recorded in notes receivable in the accompanying condensed consolidated balance sheet. In the event the Trust does not exercise the purchase option by 2015, the mezzanine loan will be due at the earlier of when written notice is received by Landmark from the Trust or when the construction loan is repaid. The mezzanine loan is secured by 100% of Landmark's equity interest in the Pennsylvania State University development and Landmark's equity interest in the joint venture currently being developed near the University of Mississippi campus (see Note 7).

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. As of September 30, 2012 and December 31, 2011, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to September 30, 2012, the Trust would have recognized development services revenue net of costs of $1.9 million, guarantee fee revenue of $3.0 million and interest income of $3.3 million since the commencement of the project.

The carrying value of notes receivable approximate fair value, which was determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. The fair value of notes receivable is classified as Level 3 under the fair value hierarchy.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the nine months ended September 30, 2012 and 2011, 13 properties were classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. All 13 of these properties were sold by September 30, 2012 (see Note 8).

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

Ground leases

In conjunction with certain acquisitions, the Trust has entered into long-term ground leases which require an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the nine months ended September 30, 2012 and 2011, the Trust recognized $4.7 million and $4.1 million in rent expense, respectively, in the accompanying condensed consolidated statement of operations related to these ground leases.

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

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statements of changes in equity.

On August 14, 2012, the Trust completed a follow-on offering of 17.3 million shares of its common stock, which included 2.3 million shares purchased by the underwriters pursuant to an option to purchase additional shares. The Trust received approximately $180.9 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used a portion of the net proceeds to repay the unsecured revolving credit facility (see Note 4) and to fund the acquisition of The Province at East Carolina University (see Note 7) and will use the remaining net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On November 8, 2011, the Trust completed a follow-on offering of 14.4 million shares of its common stock, which included 1.9 million shares purchased by the underwriters pursuant to an over-allotment option. The Trust received approximately $124.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. On January 10, 2011, the Trust completed a follow-on offering of 13.2 million shares of its common stock, which included 1.7 million shares purchased by the underwriters pursuant to an over-allotment option. The Trust received approximately $91.7 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used the net proceeds from the 2011 offerings to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes.

On June 2, 2010, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the equity distribution agreements discussed above, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of September 30, 2012, the Trust had sold 4.8 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50 million. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of September 30, 2012, the Trust had sold $0.1 million shares of common stock under the 2012 agreements for net proceeds of approximately $1.1 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the nine months ended September 30, 2012 and 2011, total compensation expense relating to the ESPP was $18,128 and $18,449, respectively.

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

The Trust has elected to treat certain of its subsidiaries, including the Management Company, as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income taxes. The Management Company provides management services and through the Development Company provides development services, which if directly provided by the Trust would jeopardize the Trust’s REIT status. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

The Trust had no unrecognized tax benefits as of September 30, 2012 and 2011. As of September 30, 2012, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of September 30, 2012, open tax years generally included 2009, 2010 and 2011. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of September 30, 2012 and 2011, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of September 30, 2012, the Trust had entered into three joint venture agreements to develop, own and manage properties near the University of Alabama, Arizona State University – Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for these joint ventures using the consolidation method. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder for cash or, at the option of the Trust, shares of the Trust's common stock on a one-for-one basis and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2012, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value of $6.3 million. The Trust determined fair value using Level 2 inputs under the fair value hierarchy using market price adjusted for the noncontrolling interests’ portion of income (loss) and distributions. During the nine months ended September 30, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

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

 As of September 30, 2012 and 2011, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2012	2011
Operating Partnership Units	859,906	903,738
University Towers Operating Partnership Units	207,257	207,257
Total potentially dilutive securities	1,067,163	1,110,995

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three and nine months ended September 30, 2012 and 2011, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 is $0.4 million. No additional impairment has been recorded through September 30, 2012. The carrying value of goodwill was $3.1 million as of September 30, 2012 and December 31, 2011, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. We had no other intangible assets as of September 30, 2012 and other intangible assets with a carrying value of $0.9 million as of December 31, 2011.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This recognition typically occurs after construction is complete. For the nine months ended September 30, 2012 and 2011, there was $0.2 million and $0.5 million revenue recognized, respectively, related to cost savings agreements on development projects.

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

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. The adoption had no material impact on the Trust’s condensed consolidated financial statements as the Trust will continue to assess goodwill impairment based on quantitative measures.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment- Real Estate Sales to eliminate diversity in practice regarding whether in-substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies that the accounting for such transactions is based on substance rather than form, and a reporting entity generally would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption had no material impact on the Trust’s condensed consolidated financial statements.

3. Investments in unconsolidated entities

During the nine months ended September 30, 2012 and 2011, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures and limited liability companies.These entities primarily own collegiate housing communities that are managed by the Trust, and the Trust participates in major operating decisions; therefore, the equity method of accounting is used to account for these investments.

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

•	WEDR Riverside Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating

Partnership; and

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures, limited liability companies and limited partnerships for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(In thousands)
Results of Operations:
Revenues	$2,867	$7,974
Net loss	(2,565)	(3,777)
Equity in earnings (losses) of unconsolidated entities	$(340)	$(408)

As of September 30, 2012 and December 31, 2011, the Trust had $107 and $28,751 in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of September 30, 2012 and December 31, 2011, the Trust had $1.5 million and $0.9 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

During the nine months ended September 30, 2012 the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 7). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in earnings (losses) of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the condensed consolidated financial statements.

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2012, our borrowing base was $175.0 million, and we had no amounts outstanding under the Third Amended Revolver.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. If amounts are drawn, due to the fact the Third Amended Revolver bears interest at variable rates, cost approximates the fair value. The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Trust as of the measurement date. The fair value of the Trust’s Third Amended Revolver is estimated using Level 2 inputs.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of September 30, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

During the nine months ended September 30, 2012, the Trust used $45.0 million of the proceeds received in connection with the stock offering that was conducted in August 2012 (see Note 2) to repay the outstanding balance of the Third Amended Revolver. During the nine months ended September 30, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

As of September 30, 2012, the Trust had outstanding mortgage and construction indebtedness of $322.6 million (excluding unamortized debt discount of $0.1 million). Of the total, $63.5 million and $36.5 million relates to construction debt and variable rate mortgage debt, respectively, that is described below, and $34.9 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 5.99%. The remaining $187.7 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. The Trust has estimated the fair value of the fixed rate mortgage debt utilizing present value techniques (Level 2 of the fair value hierarchy). As of September 30, 2012 and December 31, 2011, the estimated fair value of the fixed rate mortgage debt was $233.3 million and $299.3 million, respectively. The carrying value of the variable rate mortgage and construction debt approximates fair value. The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Trust as of the measurement date. The fair value of the Trust’s variable rate mortgage and construction debt is estimated using Level 2 inputs.

The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2012. During the nine months ended September 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8).

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

As of September 30, 2012, the Trust had outstanding variable rate mortgage debt of $36.5 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of September 30, 2012, the interest rate applicable to the loan was 4.95%.

As of September 30, 2012, the Trust had borrowed $14.6 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of September 30, 2012, the interest rate applicable to the loan was 2.47%. On October 30, 2015, if certain conditions for extension are met, the Trust has the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, the Trust has the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had borrowed $29.5 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of September 30, 2012, the interest rate applicable to the loan was 2.62%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had $8.6 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of September 30, 2012, the interest rate applicable to the loan was 1.32%.

As of September 30, 2012, the Trust had $8.9 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of September 30, 2012, the interest rate applicable to the loan was 2.17%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had borrowed $1.7 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of September 30, 2012, the interest rate applicable to the loan was 2.32%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had borrowed $0.2 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of September 30, 2012, the interest rate applicable to the loan was 2.47%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the nine months ended September 30, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the nine months ended September 30, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

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

The scheduled maturities of outstanding mortgage and construction indebtedness as of September 30, 2012 are as follows:

Fiscal Year Ending	(In thousands)
2012 (3 months ending December 31, 2012)	$951
2013	37,172
2014	65,914
2015	27,023
2016	67,650
Thereafter	123,921
Total	322,631
Unamortized debt discounts	(82)
Outstanding as of September 30, 2012, net of unamortized discounts	$322,549

As of September 30, 2012, the outstanding mortgage and construction debt had a weighted average interest rate of 5.06% and carried a weighted average term to maturity of 3.98 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Discontinued operations are not included in segment reporting as management addresses those items on a corporate level. The following table represents segment information for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012						Nine Months Ended September 30, 2011
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$94,285	$—	$—	$—	$94,285	$72,363	$—	$—	$—	$72,363
Third-party development consulting services	—	688	—	(198)	490	—	4,833	—	(1,352)	3,481
Third-party management services	—	—	2,451	—	2,451	—	—	2,425	—	2,425
Operating expense reimbursements	—	—	—	7,414	7,414	—	—	—	6,376	6,376
Total segment revenues	94,285	688	2,451	7,216	104,640	72,363	4,833	2,425	5,024	84,645
Segment operating expenses:
Collegiate housing leasing operations	48,770	—	—	—	48,770	38,720	—	—	—	38,720
General and administrative	—	2,704	2,096	(44)	4,756	—	2,559	1,982	(419)	4,122
Reimbursable operating expenses	—	—	—	7,414	7,414	—	—	—	6,376	6,376
Total segment operating expenses	48,770	2,704	2,096	7,370	60,940	38,720	2,559	1,982	5,957	49,218
Segment net operating income (loss) (1)	$45,515	$(2,016)	$355	$(154)	$43,700	$33,643	$2,274	$443	$(933)	$35,427
Total segment assets, as of September 30, 2012 and December 31, 2011 (2)	$1,008,762	$4,438	$8,864	$—	$1,022,064	$879,199	$3,007	$5,399	$—	$887,605

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the nine months ended September 30:

	2012	2011
Net operating income for reportable segments	$43,700	$35,427

Other unallocated general and administrative expenses	(5,901)	(4,669)
Depreciation and amortization	(25,268)	(19,220)
Ground leases	(4,716)	(4,097)
Nonoperating expenses	(11,700)	(14,158)
Equity in earnings (losses) of unconsolidated entities	(340)	(408)
Loss before income taxes and discontinued operations	$(4,225)	$(7,125)

(2)
The increase in segment assets related to collegiate housing leasing is primarily related to the development of three communities that opened in the third quarter of 2012 and the continued development of eleven communities for ownership by the Trust. The increase is also related to the purchase of the collegiate housing communities referred to as the Reserve on Stinson in Norman, Oklahoma and The Province located in Greenville, North Carolina during the nine months ended September 30, 2012.

The following table represents segment information for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012					Three Months Ended September 30, 2011
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$30,464	$—	$—	$—	$30,464	$23,431	$—	$—	$—	$23,431
Third-party development consulting services	—	185	—	(40)	145	—	1,560	—	(428)	1,132
Third-party management services	—	—	879	—	879	—	—	846	—	846
Operating expense reimbursements	—	—	—	3,015	3,015	—	—	—	2,503	2,503
Total segment revenues	30,464	185	879	2,975	34,503	23,431	1,560	846	2,075	27,912
Segment operating expenses:
Collegiate housing leasing operations	19,861	—	—	—	19,861	15,920	—	—	—	15,920
General and administrative	—	880	681	(7)	1,554	—	1,019	684	(237)	1,466
Reimbursable operating expenses	—	—	—	3,015	3,015	—	—	—	2,503	2,503
Total segment operating expenses	19,861	880	681	3,008	24,430	15,920	1,019	684	2,266	19,889
Segment net operating income (loss) (1)	$10,603	$(695)	$198	$(33)	$10,073	$7,511	$541	$162	$(191)	$8,023

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2012	2011
Net operating income for reportable segments	$10,073	$8,023

Other unallocated general and administrative expenses	(1,790)	(1,700)
Depreciation and amortization	(8,757)	(6,376)
Ground leases	(1,696)	(1,365)
Nonoperating expenses	(3,534)	(4,491)
Equity in losses of unconsolidated entities	(39)	(390)
Loss before income taxes and discontinued operations	$(5,743)	$(6,299)

6. Commitments and contingencies

In July 2012, the Trust's 3949 Lindell community located in St. Louis, Missouri was destroyed by a fire, which is currently in the process of being rebuilt.  This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies.  Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period.  Management anticipates that the gain will be recorded during 2013, once all contingencies have been resolved and the amount of the gain is determinable.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of September 30, 2012, the mortgage debt on this community was repaid (see Note 4), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.4 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.1 million.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of September 30, 2012 and December 31, 2011, $19.2 million and $1.5 million, respectively, had been drawn on the construction loan of which $4.6 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

Under the terms of the limited partnership agreement of University Towers Operating Partnership, LP, so long as the contributing owners of such property hold at least 25% of the University Towers Partnership Units, the Trust has agreed to maintain certain minimum amounts of debt on the property to avoid triggering gain to the contributing owners. If the Trust fails to do this, the Trust must repay the contributing owners the amount of any taxes they incur.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of September 30, 2012 and December 31, 2011, the Trust had reimbursable predevelopment costs of $2.5 million and $0.1 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

7. Acquisition and development of real estate investments

In September 2012, The Trust completed the purchase of The Province, near East Carolina University in Greenville, South Carolina for a purchase price of $50.0 million. In January 2012, the Trust completed the purchase of The Reserve on Stinson, near the University of Oklahoma in Norman, Oklahoma for a purchase price of $22.9 million. The Operating Partnership owned a 10% equity investment in the entity that previously owned The Reserve on Stinson and also managed the property prior to the acquisition. The Trust funded both acquisitions with existing cash, including cash proceeds generated by the August 2012 and November 2011 common stock offerings (see Note 2). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Reserve on Stinson	The Province
Collegiate housing properties	$22,722	$50,000
Other assets	232	104
Current liabilities	(158)	(392)
Total net assets acquired	$22,796	$49,712

The amount of the 2012 acquisitions' revenue and net loss included in the Trust’s accompanying condensed consolidated statement of operations for the nine months ended September 30, 2012, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share- basic and diluted
	(in thousands)
Actual from date of acquisition through 9/30/12	$2,469	$464	$—

2012 supplemental pro forma earnings for 1/1/12-9/30/12 (1)	$107,882	$4,750	$0.05

2011 supplemental pro forma earnings for 1/1/11-9/30/11 (1)	$87,600	$(5,217)	$(0.07)

(1)
Supplemental pro forma earnings for the nine months ended September 30, 2012 were adjusted to exclude $0.4 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to include these charges.

During the year ended December 31, 2011, the Trust completed the following eight collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Purchase Price

Wertland Square	University of Virginia, Charlottesville, VA	Mar 2011	152	50	$16.6 million
Jefferson Commons	University of Virginia, Charlottesville, VA	Mar 2011	82	22	$6.4 million
The Berk	University of California, Berkeley, California	May 2011	167	55	$16.0 million
University Village Towers(1)	University of California, Riverside, California	Sept 2011	554	149	$38.1 million
Lotus Lofts	University of Colorado, Boulder, Colorado	Nov 2011	40	9	$6.0 million
Irish Row	University of Notre Dame, South Bend, Indiana	Nov 2011	326	127	$27.5 million
GrandMarc at Westberry Place(2)	Texas Christian University, Ft. Worth, Texas	Dec 2011	562	244	$55.1 million
3949 Lindell	Saint Louis University, St. Louis, Missouri	Dec 2011	256	197	$28.5 million

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

The amount of revenue and net loss attributable to the 2011 acquisitions included in the Trust’s accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011, and the pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2010, is as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share- basic and diluted
	(in thousands)
Actual from date of acquisition through 9/30/11	$1,460	$158	$—
2011 supplemental pro forma earnings for 1/1/11-9/30/11 (1)	$97,067	$(2,448)	$(0.03)
2010 supplemental pro forma earnings for 1/1/10-9/30/10 (1)	$93,508	$(39,380)	$(0.69)

(1)
Supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to exclude $0.7 million of acquisition-related costs incurred in 2011. Supplemental pro forma earnings for the nine months ended September 30, 2010 were adjusted to include these charges.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of September 30, 2012, the Trust and Summa West, LLC had incurred $21.5 million in costs for the project. During the nine months ended September 30, 2012, capitalized interest costs of approximately $0.3 million and capitalized internal development project costs of approximately $0.1 million were incurred related to the development. The community is expected to open in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of September 30, 2012, the Trust and Landmark Properties had incurred $12.8 million in costs for the project. During the nine months ended September 30, 2012, capitalized interest costs of approximately $0.2 million and capitalized internal development project costs of approximately $46,816 were incurred related to the development. The community is expected to open in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of June 30, 2012, the Trust had incurred $6.7 million in costs for the project, which is expected to open in the summer of 2013. During the nine months ended September 30, 2012, the Trust capitalized interest costs and internal development costs of $0.1 million and $0.2 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2013. As of September 30, 2012, the Trust had incurred $0.4 million in project costs. During the nine months ended September 30, 2012, the Trust capitalized interest costs and internal development project costs of $7,692 and $18,743, respectively, related to the development.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This will be the Trust’s second on-campus development at Syracuse University and financed through the ONE Plan SM. As of September 30, 2012, the Trust had incurred $25.8 million in costs for the project, which opened in summer 2012. During the nine months ended September 30, 2012 and 2011, the Trust capitalized interest costs of $0.3 million and $34,988, respectively, and internal development project costs of $0.1 million for both periods, related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies is developing and constructing the housing, which will be owned jointly by the two companies. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of September 30, 2012, the Trust and the Edwards Companies had incurred $40.2 million in costs for the project, which opened for the 2012-2013 leasing year. During the nine months ended September 30, 2012 and 2011, interest costs of approximately $0.3 million and $0.1 million, respectively, and internal development project costs of approximately $0.1 million for both periods, were capitalized related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of September 30, 2012, the Trust had incurred $28.4 million in costs for the project, which is expected to open in July of 2013. During the nine months ended September 30, 2012 and 2011, the Trust capitalized interest costs of $0.5 million and $0.1 million, respectively, and internal development project costs of $0.1 million for both years, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. Scheduled to be completed in 2012 and 2013, the first two phases of Storrs Center will include commercial and residential offerings. The Trust will develop, own and manage the collegiate housing communities in these first two phases. As of September 30, 2012, the Trust had incurred $32.1 million in project costs. During the nine months ended September 30, 2012 and 2011, the Trust capitalized interest costs of $0.5 million and $0.1 million, respectively, and internal development project costs of $0.1 million for both years, related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opens. As of September 30, 2012, the Trust had expenditures for assets under development in accounts payable and accrued expenses of $0.3 million and $17.9 million, respectively. As of December 31, 2011, the Trust had expenditures for assets under development accrued in accounts payable and accrued expenses of $1.7 million and $5.3 million, respectively.

8. Disposition of real estate investments and discontinued operations

In September 2012, the Trust sold NorthPointe, located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $44.0 million resulting in net proceeds of approximately $42.3 million after closing costs.

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

Accordingly, the results of operations of all 13 properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria.

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

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Collegiate housing leasing revenue	$5,580	$6,195
Collegiate housing leasing operating expenses	(2,901)	(3,655)
Depreciation and amortization	(1,339)	(1,934)
Interest expense	—	(867)
Amortization of deferred financing costs	—	(32)
Loss on extinguishment of debt	—	(406)
Income tax expense	—	(17)
Noncontrolling interests	(10)	9
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$1,330	$(707)
Gain on sale of collegiate housing property	5,427	2,388
Noncontrolling interests	(41)	(30)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$5,386	$2,358

	Three months ended September 30, 2012	Three months ended September 30, 2011
Collegiate housing leasing revenue	$1,687	$1,685
Collegiate housing leasing operating expenses	(1,137)	(1,293)
Depreciation and amortization	(333)	(433)
Interest expense	—	(267)
Amortization of deferred financing costs	—	(10)
Noncontrolling interests	(1)	5
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$216	$(313)
Gain on sale of collegiate housing property	5,257	—
Noncontrolling interests	(40)	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$5,217	$—

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 Plan, as well as 3,147,500 additional shares. As of September 30, 2012, the Trust had 3,315,339 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded shares of restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of September 30, 2012 and December 31, 2011, unearned compensation related to restricted stock totaled $1.3 million and $1.2 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2012 and 2011, compensation expense of $0.7 million and $0.5 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2012 and January 1, 2011, the Trust adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”) and 2011 Long-Term Incentive Plan (the “2011 LTIP”), respectively. The purpose of the 2012 LTIP and 2011 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2012 and 2011, the Trust issued 70,595 and 135,500, respectively, of time vested restricted stock to executives and key employees under the 2012 LTIP and 2011 LTIP. The restricted stock granted under the 2012 LTIP and the 2011 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

A restricted stock unit ("RSU") award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance vested RSUs to executives and key employees under the 2012 LTIP described above.

The number of shares of common stock to be issued will be determined on the date of vesting. On January 1, 2011, the Trust granted 203,250 performance vested RSUs to executives and key employees under the 2011 LTIP described above. As of September 30, 2012 and December 31, 2011, unearned compensation related to RSUs totaled $1.0 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2012 and 2011, compensation expense of $0.6 million and $0.4 million was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of RSUs.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 was $1.5 million and $1.2 million, respectively. Additionally during the nine months ended September 30, 2012 and 2011, the Trust issued 32,287 and 44,280 shares, respectively, to its independent directors pursuant to the 2012 and 2011 LTIP Plans discussed above.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2012 is as follows:

Stock
Awards(1)
Outstanding as of December 31, 2011	1,035,086
Granted	102,882
Retired	—
Outstanding as of September 30, 2012	1,137,968
Vested as of September 30, 2012	544,060

(1)	Includes restricted stock and RSU awards where a specific amount of RSUs were granted.

10. Subsequent events

Our Board declared a distribution of $0.10 per share of common stock for the quarter ended September 30, 2012. The distribution is payable on November 15, 2012 to stockholders of record at the close of business on October 31, 2012.

In October 2012, the Trust purchased the collegiate housing communities referred to as The District on 5th serving the University of Arizona for a purchase price $67.0 million and Campus Village serving Michigan State University for a purchase price of $20.9 million. Our initial accounting for these transactions is currently incomplete. Therefore, the required disclosures associated with a business combination are not available as of the date of this Form 10-Q. The operating results of these acquisitions will be included in our consolidated financial results from the dates of acquisition.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.8% of our total revenues, excluding operating expense reimbursements, for the nine months ended September 30, 2012. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore typically equivalent to the number of beds occupied rather than the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

Due to our predominantly private bedroom accommodations and individual lease liability, the high level of student-oriented amenities and the fact that most units are furnished and typically rent includes utilities, cable television and internet service, we believe our communities in most cases can command higher per-unit and per-square foot rental rates than most multi-family communities in the same geographic markets. We are also typically able to command higher rental rates than on-campus collegiate housing, which tends to offer fewer amenities.

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

Development consulting services

For the nine months ended September 30, 2012, revenue from our development consulting services represented approximately 0.7% of our total revenues, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the nine months ended September 30, 2012, revenue from our management services segment represented approximately 2.5% of our total revenues, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses that we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the nine months ended September 30, 2012, same-community revenue per available bed increased to $440 and same-community physical occupancy decreased to 90.4%, compared to revenue per available bed of $417 and physical occupancy of 91.1% for the nine months ended September 30, 2011. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trends.

Our last two leasing cycles produced same store revenue growth of nearly 5.0% in 2010 and over 7.0% in 2011. Same-community opening occupancy for the 2012/2013 lease term was 90.5% as compared to 94.7% for the 2012/2011 lease term. Net rental rates for the 2012/2013 lease term increased approximately 5.1% over the prior lease term, thus producing overall same store revenue growth of approximately 1.0% over the prior lease term. The decline in occupancy for the 2012/2013 lease term is primarily attributable to 5 communities that were impacted by local factors, including modest declines in university enrollment.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011. Despite the increase in 2011, the Trust currently expects 2012 development revenue to be as low as $1.1 million. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s active development projects, the completion of our participating development during the second quarter of 2012, the completion of two third-party developments in the first quarter of 2012 and the award of a new third-party development at Clarion University of Pennsylvania in the second quarter of 2012.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE Plan SM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have a similar program and to date the Trust has four ONE Plan SM projects completed or underway. In December 2011, we were selected by the University of Kentucky (UK) to develop, own and manage a multi-phase project aimed at revitalizing UK’s on-campus housing which could potentially include the addition of 9,000 beds within five to seven years utilizing the ONE PlanSM. Construction on New Central Residence Hall, the first building in the multi-phase project, is progressing as planned. The 601-bed, two-building, four-story community will be available for occupancy in the summer of

2013. In October 2012, the Trust received approval from the UK board of trustees and signed definitive agreements for Phase II of the project. Phase II of the project will include four communities with 2,317 beds and a total project cost of approximately $133.7 million. All four communities are expected to open in the summer of 2014. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for our company. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party development contracts to be impacted as more universities avail themselves of this new program.

While considering the possible shift in the type of projects universities pursue, the amount and timing of future revenue from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within committed timelines and budgets. To date, we have completed construction on all of our development consulting projects in time for their targeted occupancy dates.

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010. During the year ended December 31, 2011, same-community operating expenses increased approximately 2.9% compared to the year ended December 31, 2010, which included a 2.2% increase in direct operating expenses and a 5.9% increase in fixed costs primarily as a result of tax refunds received in 2010. For the nine months ended September 30, 2012, same-community operating expenses increased approximately 2.0% compared to the same period in the prior year which is in line with our expectation and a reasonable level of growth for the foreseeable future.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we began reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs, and previous periods presented have been reclassified for consistent presentation and comparability (see Note 2 to the accompanying condensed consolidated financial statements). We believe the new presentation improves comparability within the industry and provides a better reflection of the total cost to operate a property as we do not include management fees in our property operating expenses. G&A costs for the nine months ended September 30, 2012 were $5.3 million, before development pursuit costs and acquisition costs, an increase of $0.9 million, or 20.3%, when compared to the same period in the prior year. This increase is largely due to costs associated with the growth of our owned collegiate housing portfolio, the growth in our owned development activity and normal inflationary pressures.

Asset Repositioning and Capital Recycling

We continue to reposition and improve our owned portfolio as follows:

•
In 2010 and 2011, we sold twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry (see Note 8 to the accompanying condensed consolidated financial statements);

•
In 2011, we purchased $256 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and St. Louis University (see Note 7 to the accompanying condensed consolidated financial statements);

•
In 2012, we sold two communities, NorthPointe serving the University of Arizona and The Reserve on Frankford serving Texas Tech University, for net cash proceeds of approximately $42.3 million (See Note 8 to the accompanying condensed consolidated financial statements);

•
In the third quarter of 2012, we purchase the collegiate housing community referred to as The Province, adjacent to the campus of East Carolina University, for $50.0 million in cash (see Note 7 to the accompanying condensed consolidated financial statements), and in October 2012 we purchased The District on 5th, within walking distance of the University of Arizona, for $67.0 million in cash and Campus Village, adjacent to Michigan State University, for $20.9 million in cash (see Note 10 to the accompanying condensed consolidated financial statements);

•	We currently have seven active owned developments with our share of aggregate development costs of $343.4 million within walking distance of universities such as Arizona State University, University of Connecticut, University of Mississippi and directly on the campuses of University of Kentucky and the University of Texas at Austin (see note 7 to the accompanying condensed consolidated financial statements);

•	We have improved our portfolio’s median distance to edge of campus to 0.2 miles; and

•	We have increased our average rental rate by 20% to $562 per bed.

We believe these transactions have allowed the Trust to recycle capital from non-strategic assets to vibrant, younger collegiate communities at larger universities. We believe these steps have improved the quality of the Trust’s portfolio and have positioned the Trust for better long-term growth potential.

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

Collegiate housing leasing revenue recognition

Collegiate housing leasing revenue is comprised of all revenues related to the leasing activities at our collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking space rentals and certain ancillary services.

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

Results of operations for acquired collegiate housing communities are included in the Trust’s results of operations from the respective dates of acquisition.  Appraisals, estimates of cash flows and valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. The Trust recognizes pre-acquisition costs, which include legal and professional fees and other third-party costs directly related to the acquisition of a community, when they are incurred.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds the estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data.

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

Repairs and maintenance

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, the lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are not available for current use and are recorded as restricted cash on our accompanying condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption had no material impact on the Trust’s accompanying condensed consolidated financial statements.

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. The adoption had no material impact on the Trust’s accompanying condensed consolidated financial statements as the Trust will continue to assess goodwill impairment based on quantitative measures.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment- Real Estate Sales, to eliminate diversity in practice regarding whether in-substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies that the accounting for such transactions is based on substance rather than form, and a reporting entity generally would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption had no material impact on the Trust’s accompanying condensed consolidated financial statements.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following table presents the results of operations for the Trust for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012					Nine Months Ended September 30, 2011
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$94,285	$—	$—	$—	$94,285	$72,363	$—	$—	$—	$72,363
Third-party development consulting services	—	688	—	(198)	490	—	4,833	—	(1,352)	3,481
Third-party management services	—	—	2,451	—	2,451	—	—	2,425	—	2,425
Operating expense reimbursements	—	—	—	7,414	7,414	—	—	—	6,376	6,376
Total segment revenues	94,285	688	2,451	7,216	104,640	72,363	4,833	2,425	5,024	84,645
Segment operating expenses:
Collegiate housing leasing operations	48,770	—	—	—	48,770	38,720	—	—	—	38,720
General and administrative	—	2,704	2,096	(44)	4,756	—	2,559	1,982	(419)	4,122
Reimbursable operating expenses	—	—	—	7,414	7,414	—	—	—	6,376	6,376
Total segment operating expenses	48,770	2,704	2,096	7,370	60,940	38,720	2,559	1,982	5,957	49,218
Segment net operating income (loss) (1)	$45,515	$(2,016)	$355	$(154)	$43,700	$33,643	$2,274	$443	$(933)	$35,427

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the nine months ended September 30:

	2012	2011
Net operating income for reportable segments	$43,700	$35,427
Other unallocated general and administrative expenses	(5,901)	(4,669)
Depreciation and amortization	(25,268)	(19,220)
Ground leases	(4,716)	(4,097)
Nonoperating expenses	(11,700)	(14,158)
Equity in earnings (losses) of unconsolidated entities	(340)	(408)
Loss before income taxes and discontinued operations	$(4,225)	$(7,125)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine months ended September 30, 2012 (9)	Nine months ended September 30, 2011 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	89.3%	90.9%	(160)	bps
Economic (2)	85.0%	84.7%	30	bps
NarPAB (3)	$439	$392	$47
Other income per avail. bed (4)	$34	$26	$8
RevPAB (5)	$473	$418	$55
Operating expense per bed (6)	$244	$224	$(20)
Operating margin (7)	48.3%	46.5%	180	bps
Design Beds (8)	199,499	172,934	26,565
Same communities (10):
Occupancy
Physical (1)	90.4%	91.1%	(70)	bps
Economic (2)	85.5%	85.1%	40	bps
NarPAB (3)	$413	$392	$21
Other income per avail. bed (4)	$27	$25	$2
RevPAB (5)	$440	$417	$23
Operating expense per bed (6)	$228	$223	$(5)
Operating margin (7)	48.2%	46.5%	170	bps
Design Beds (8)	169,904	169,907	(3)

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)
Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.

(5)
Revenue per available bed ("RevPAB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)
Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months.

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	Excludes property information related to discontinued operations.

(10)	Represents operating statistics for 27 communities that were acquired prior to January 1, 2011 and were operating for the full nine months ended September 30, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $94.3 million for the nine months ended September 30, 2012. This represents an increase of $21.9 million, or 30.3%, from the same period in 2011. This increase included $18.1 million of revenue related to 12 new communities, which added more than 26,500 beds to the portfolio, and $3.8 million of revenue from a 5.4% increase in same-community revenue. The same-community revenue growth was driven by a 5.9% improvement in net rental rates, a 0.9% decline in occupancies and a 0.4% increase in other rental revenue.

As discussed above, beginning with the three months ended March 31, 2012, we are reporting in all periods presented regional and corporate costs to support our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. Operating expenses in the collegiate housing leasing segment increased $10.1 million, or 26.0%, to $48.8 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The 12 new communities added $9.3 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.8 million, or 2.0%, over the same period in the prior year.

Development consulting services

The following table represents the development consulting projects that were active during the nine months ended September 30, 2012 and 2011:

			Revenue
			(In thousands)
Project	Beds	Fee Type	2012	2011	Difference
Centennial Hall	454	Cost Savings/Development fee	$182	$273	$(91)
Indiana University of Pennsylvania — Phase IV	596	Cost Savings	—	456	(456)
Colorado State University – Pueblo II	500	Development fee	—	1	(1)
East Stroudsburg University	969	Development fee	136	1,594	(1,458)
Mansfield University of Pennsylvania	634	Development fee	35	1,032	(997)
Mansfield University of Pennsylvania — Phase II	684	Development fee	87	—	87
Miscellaneous development consulting fees			50	125	(75)
Third-party development consulting services revenue			490	3,481	(2,991)
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	198	1,352	(1,154)
Total development consulting services revenue			$688	$4,833	$(4,145)

Development consulting services revenue decreased $4.1 million, or 85.8%, to $0.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $3.0 million from the prior year due to less development activity on two active third-party development consulting projects offset by cost savings revenue recognized for the Centennial Hall project during the first quarter of 2012. The Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) contributed $1.2 million to the decline in revenue as the project was completed early in the third quarter of 2012. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column. If the construction loan and second mortgage had been repaid prior to September 30, 2012, the Trust would have recognized development services revenue net of costs of $1.9 million, guarantee fee revenue of $3.0 million and interest income of $3.3 million since the commencement of the project.

G&A costs for our development consulting services segment increased $0.1 million, or 5.7%, for the nine months ended September 30, 2012 compared to the same period in the prior year. This increase is primarily due to additional payroll costs, net of capitalized payroll on owned developments, related to the increased development activity discussed under "Trends and Outlook" above. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue remained relatively flat at $2.5 million for the nine months ended September 30, 2012 compared to the same period in 2011. Existing contracts produced a net increase in fee revenue and three additional contracts, including one community for which development was completed in the fourth quarter of 2011 and two new management contracts added in 2012, further contributed to the increase, which was offset by the loss of three management contracts associated with the sales of the communities. Beginning with the three months ended March 31, 2012, we are no longer including intersegment revenues related to the management of our owned portfolio in the management services segment for all periods presented due to the fact that the costs to manage our owned portfolio are now included in collegiate housing operating costs as discussed above.

G&A costs for our management services segment increased $0.1 million, or 5.8%, for the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to the growth of the company.

Other unallocated general and administrative expenses

Other unallocated G&A costs increased $1.2 million, or 26.4%, during the nine months ended September 30, 2012 over the same period in the prior year primarily due to costs associated with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $6.0 million, or 31.5%, during the nine months ended September 30, 2012 over the same period in the prior year. This increase relates mainly to the purchase of 12 new properties since January 1, 2011 as discussed above.

Ground leases

For the nine months ended September 30, 2012, the cost of ground leases increased $0.6 million or 15.1% as compared to the same period in the prior year due to the addition of GrandMarc at Westberry Place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the nine months ended September 30, 2012, nonoperating expenses decreased $2.5 million or 17.4% as compared to the same period in the prior year. Interest expense decreased $2.1 million primarily related to the capitalization of interest on our eight owned development projects and a $13.3 million reduction in mortgage and construction debt since September 30, 2011 (see Note 4 to the accompanying condensed consolidated financial statements). Also contributing to the decrease was a loss on extinguishment of debt of $0.4 million taken in the first quarter of 2011 related to the repayment of $35.5 million of variable rate debt.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table presents the results of operations for the Trust for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012					Three Months Ended September 30, 2011
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$30,464	$—	$—	$—	$30,464	$23,431	$—	$—	$—	$23,431
Third-party development consulting services	—	185	—	(40)	145	—	1,560	—	(428)	1,132
Third-party management services	—	—	879	—	879	—	—	846	—	846
Operating expense reimbursements	—	—	—	3,015	3,015	—	—	—	2,503	2,503
Total segment revenues	30,464	185	879	2,975	34,503	23,431	1,560	846	2,075	27,912
Segment operating expenses:
Collegiate housing leasing operations	19,861	—	—	—	19,861	15,920	—	—	—	15,920
General and administrative	—	880	681	(7)	1,554	—	1,019	684	(237)	1,466
Reimbursable operating expenses	—	—	—	3,015	3,015	—	—	—	2,503	2,503
Total segment operating expenses	19,861	880	681	3,008	24,430	15,920	1,019	684	2,266	19,889
Segment net operating income (loss) (1)	$10,603	$(695)	$198	$(33)	$10,073	$7,511	$541	$162	$(191)	$8,023

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2012	2011
Net operating income for reportable segments	$10,073	$8,023
Other unallocated general and administrative expenses	(1,790)	(1,700)
Depreciation and amortization	(8,757)	(6,376)
Ground leases	(1,696)	(1,365)
Nonoperating expenses	(3,534)	(4,491)
Equity in earnings (losses) of unconsolidated entities	(39)	(390)
Loss before income taxes and discontinued operations	$(5,743)	$(6,299)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the three months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30, 2012 (9)	Three months ended September 30, 2011 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	88.0%	91.1%	(310)	bps
Economic (2)	75.1%	77.0%	(190)	bps
NarPAB (3)	$396	$368	$28
Other income per avail. bed (4)	$45	$33	$12
RevPAB (5)	$441	$401	$40
Operating expense per bed (6)	$288	$273	$(15)
Operating margin (7)	34.8%	32.1%	270	bps
Design Beds (8)	68,987	58,394	10,593
Same communities (10):
Occupancy
Physical (1)	87.9%	91.4%	(350)	bps
Economic (2)	75.4%	77.6%	(220)	bps
NarPAB (3)	$374	$366	$8
Other income per avail. bed (4)	$34	$32	$2
RevPAB (5)	$408	$398	$10
Operating expense per bed (6)	$270	$272	$2
Operating margin (7)	33.7%	31.7%	200	bps
Design Beds (8)	56,636	56,637	(1)

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	Excludes property information related to discontinued operations.

(10)	Represents operating statistics for 27 communities that were acquired prior to January 1, 2011 and were operating for the full nine months ended September 30, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $30.5 million for the three months ended September 30, 2012. This represents an increase of $7.0 million, or 30.0%, from the same period in 2011. This increase included $6.5 million related to the 12 new communities discussed above and $0.5 million from a 2.3% increase in same-community revenue. The same-community revenue growth was driven by a 5.4% improvement in net rental rates, a 3.6% decline in occupancies and a 0.5% increase in other rental revenue.

As discussed above, beginning with the three months ended March 31, 2012, we are reporting in all periods presented regional and corporate costs to support our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. Operating expenses in the collegiate housing leasing segment increased $3.9 million, or 24.8%, to $19.9 million for the three months ended September 30, 2012 as compared to the same period in 2011. The 12 new communities discussed in the accompanying condensed consolidated financial statements added $4.0 million of operating expenses over the same period in the prior year. Offsetting this increase, same-community operating expenses decreased $0.1 million, or 0.6%, over the same period in the prior year due to direct expenses being relatively flat while real estate taxes were down slightly from the prior year due to the timing of certain refunds.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended September 30, 2012 and 2011:

			Revenue
			(In thousands)
Project	Beds	Fee Type	2012	2011	Difference
Centennial Hall	454	Cost Savings/Development fee	$—	$7	$(7)
East Stroudsburg University	969	Development fee	7	589	(582)
Mansfield University of Pennsylvania	634	Development fee	—	536	(536)
Mansfield University of Pennsylvania II	684	Development fee	88	—	88
Miscellaneous development consulting fees			50	—	50
Third-party development consulting services revenue			145	1,132	(987)
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	40	428	(388)
Total development consulting services revenue			$185	$1,560	$(1,375)

Development consulting services revenue decreased $1.4 million, or 88.1%, to $0.2 million for the three months ended September 30, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $1.0 million from the prior year due to less development activity on two active third-party development consulting projects that were completed in the first quarter of 2012. The Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.4 million to the decline in revenue due to the completion of the project early in the third quarter of 2012. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

G&A costs for our development consulting services segment decreased $0.1 million, or 13.6%, for the three months ended September 30, 2012 compared to the same period in the prior year. This decrease is primarily due to the capitalization of payroll as we continue to increase the number of projects being developed for our ownership. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue remained relatively flat at $0.9 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively. Existing contracts produced a net increase in fee revenue and three additional contracts, including one community for which development was completed in the fourth quarter of 2011 and two new management contracts added in 2012, further contributed to the increase, which was offset by the loss of three management contracts associated with the sales of the communities. Beginning with the three months ended March 31, 2012, we are no longer including intersegment revenues related to the management of our owned portfolio in the management services segment for all periods presented due to the fact that the costs to manage our owned portfolio are now included in collegiate housing operating costs as discussed above.

G&A costs for our management services segment remained relatively flat at $0.7 million for the three months ended

September 30, 2012 compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $2.4 million, or 37.3%, during the three months ended September 30, 2012 over the same period in the prior year. This increase relates mainly to the purchase of 12 new properties as discussed above.

Ground leases

For the three months ended September 30, 2012, the cost of ground leases increased $0.3 million or 24.2% as compared to the same period in the prior year due to the addition of GrandMarc at Westberry Place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the three months ended September 30, 2012, nonoperating expenses decreased $1.0 million or 21.3% as compared to the same period in the prior year. This decrease is primarily attributable to a decline in interest expense related to the capitalization of interest on our eight owned development projects and a $13.3 million reduction in mortgage and construction debt since September 30, 2011 (see Note 4 to the accompanying condensed consolidated financial statements).

Non-GAAP Measures

Funds from Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO, and prior periods should be restated to be consistent with this guidance. Accordingly, we have restated all periods presented to reflect the current guidance. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Education Realty Trust, Inc.	$489	$(6,466)	$3,633	$(5,235)
Gain on sale of collegiate housing assets	(5,255)	—	(5,427)	(2,388)
Real estate related depreciation and amortization	8,920	6,693	26,199	20,797
Real estate depreciation and amortization included in equity in earnings of investees	53	107	178	329
Equity portion of loss on sale of collegiate housing property on equity investee	—	256	88	256
Noncontrolling interests	(48)	(91)	137	60
FFO	4,159	499	24,808	13,819

FFO adjustments:
Loss on extinguishment of debt	—	—	—	757
Acquisition costs	155	108	609	480
Straight-line adjustment for ground leases	1,062	1,051	3,208	3,157
FFO adjustments:	1,217	1,159	3,817	4,394

FFO on Participating Developments:
Interest on loan to Participating Development	460	460	1,370	1,138
Development fees on Participating Development, net of costs and taxes	20	244	91	763
FFO on Participating Developments:	480	704	1,461	1,901

Core FFO	$5,856	$2,362	$30,086	$20,114

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

The following is a reconciliation of our GAAP operating income (loss) to owned community NOI for three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating income (loss)	$(2,170)	$(1,418)	$7,815	$7,441
Less: Third-party development services revenue	145	1,132	490	3,481
Less: Third-party management services revenue	879	846	2,451	2,425
Plus: General and administrative expenses	3,344	3,166	10,657	8,791
Plus: Ground leases	1,696	1,365	4,716	4,097
Plus: Depreciation and amortization	8,757	6,376	25,268	19,220
NOI	$10,603	$7,511	$45,515	$33,643

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income or loss excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing assets; (6) interest expense; (7) other non-operating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; and (10) applicable expenses related to discontinued operations. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. As of September 30, 2012, our net debt (total debt less cash) to Adjusted EBITDA for the trailing twelve months was 3.5x and our interest coverage ratio (Adjusted EBITDA for the trailing twelve months divided by interest expense) was 3.7x.

The following is a reconciliation of our GAAP net income (loss) to Adjusted EBITDA for the trailing twelve months ended September 30, 2012 (in thousands):

	Nine months ended September 30, 2012	Plus: Year ended December 31, 2011	Less: Nine months ended September 30, 2011	Trailing twelve months ended September 30, 2012
Net income (loss) attributable to common shareholders	$3,633	$(11,014)	$(5,235)	$(2,146)
Straight line adjustment for ground leases	3,208	4,208	3,157	4,259
Acquisition costs	609	741	480	870
Depreciation and amortization	25,268	27,109	19,220	33,157
Depreciation and amortization- discontinued operations	1,339	2,446	1,934	1,851
Loss on impairment of collegiate housing assets	88	7,859	—	7,947
Gain on sale of collegiate housing assets- discontinued operations	(5,427)	(2,388)	(2,388)	(5,427)
Interest expense, net	10,941	16,887	13,036	14,792
Interest expense, net- discontinued operations	—	1,431	867	564
Other nonoperating expense (income)	759	1,348	1,122	985
Income tax benefit	(1,117)	(95)	(278)	(934)
Non-controlling interests	(25)	316	29	262
Applicable expenses (income) related to discontinued operations	51	420	486	(15)
Adjusted EBITDA	$39,327	$49,268	$32,430	$56,165

Liquidity and Capital Resources

Third Amended Revolver, Master Secured Credit Facility and other indebtedness

On September 21, 2011, the Operating Partnership entered into a Third Amended Revolver. The Third Amended Revolver amended and restated the existing secured revolving credit facility dated November 20, 2009. The previous facility (the “Second Amended Revolver”) had a maximum availability of $95 million and was scheduled to mature on November 20, 2012. The Third Amended Revolver is unsecured, has a maximum availability of $175 million and, within the first three years of the agreement, may be expanded to $315 million upon satisfaction of certain conditions. The Third Amended Revolver matures on September 21, 2014, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2012, our borrowing base was $175.0 million, and we had no amounts outstanding under the Third Amended Revolver. During the nine months ended September 30, 2012, the Trust repaid $45.0 million outstanding under the Third Amended Revolver with proceeds from our August 2012 common stock offering discussed below.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of FFO except to comply with the legal requirements to maintain its status as a REIT. As of September 30, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

As of September 30, 2012, the Trust had outstanding mortgage and construction indebtedness of $322.6 million (excluding unamortized debt discount of $0.1 million). Of the total, $63.5 million and $36.5 million relates to construction debt and variable rate mortgage debt, respectively, that is described below, and $34.9 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 5.99%. The remaining $187.7 million of the outstanding mortgage indebtedness relates to the Fannie Mae Master Secured Credit Facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009, which bears interest at a weighted average fixed rate of 5.88%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2012. During the nine months ended September 30, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 8 to the accompanying condensed consolidated financial statements).

As of September 30, 2012, the Trust had outstanding variable rate mortgage debt of $36.5 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of September 30, 2012, the interest rate applicable to the loan was 4.95%.

As of September 30, 2012, the Trust had borrowed $14.6 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of September 30, 2012, the interest rate applicable to the loan was 2.47%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had borrowed $29.5 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of September 30, 2012, the interest rate applicable to the loan was 2.62%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had $8.6 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of September 30, 2012, the interest rate applicable to the loan was 1.32%.

As of September 30, 2012, the Trust had $8.9 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of September 30, 2012, the interest rate applicable to the loan was 2.17%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had borrowed $1.7 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7 to the accompanying condensed consolidated financial statements). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of September 30, 2012, the interest rate applicable to the loan was 2.32%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2012, the Trust had borrowed $0.2 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7 to the accompanying condensed consolidated financial statements). The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of September 30, 2012, the interest rate applicable to the loan was 2.47%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the nine months ended September 30, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the nine months ended September 30, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

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

 Liquidity outlook and capital requirements

During the nine months ended September 30, 2012, we generated $43.1 million of cash from operations, collected $1.8 million on a note receivable, received proceeds of $220.4 million from equity offerings through a follow-on equity offering conducted in August 2012 and our at-the-market program, received proceeds of $42.3 million related to the sale of two collegiate housing communities and borrowed $42.4 million on construction loans. When combined with $75.8 million of existing cash, we were able to invest $12.4 million of capital into existing communities, acquire two collegiate housing communities for an aggregate of $73.0 million, repay $78.2 million of mortgage and construction debt, make a $3.0 million mezzanine loan to a acquire a purchase option to acquire a property, invest $107.8 million in assets under development and distribute $23.1 million to our stockholders and unitholders in order to end the quarter with approximately $127.6 million of cash.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.40 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling through potential asset sales and raising additional equity capital. We believe that these sources of capital will be sufficient to provide for our short-term capital needs.

Distributions for the nine months ended September 30, 2012 totaled $23.1 million, or $0.23 per weighted average share/unit, compared to cash provided by operations of $43.1 million, or $0.44 per weighted average share/unit.

Based on our closing share price of $10.90 on September 28, 2012, our total enterprise value was $1.4 billion. With net debt (total debt less cash) of $195.0 million as of September 30, 2012, our debt-to-enterprise value was 13.6% compared to 22.9% as of December 31, 2011. With gross assets of $1.3 billion, which excludes accumulated depreciation of $174.3 million, our debt-to-gross assets ratio was 24.0% as of September 30, 2012 as compared to 31.3% as of December 31, 2011.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offerings in August of 2012 and January and November of 2011, selling 17.3 million shares, 13.2 million shares and 14.4 million shares, respectively, all including the underwriters’ option to purchase additional shares, for net proceeds of $180.9 million, $91.7 million and $124.4 million, respectively. A portion of the net proceeds was used to repay approximately $117.1 million of debt with the remaining proceeds used to fund the Trust’s current developments and acquisitions, fund acquisitions and developments and for general corporate purposes.

As discussed in Note 2 to the accompanying condensed consolidated financial statements, we implemented an at-the-market equity distribution program during the second quarter of 2010. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the 2010 equity distribution agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of September 30, 2012, the Trust had sold 4.8 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $49.2 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.  On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of September 30, 2012, the Trust had sold $0.1 million shares of common stock under the 2012 agreements for net proceeds of approximately $1.1 million.

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

In the third quarter of 2012, we completed the sale of NorthPointe, located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $44.0 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of approximately $42.3 million will be used to fund development and acquisition activity and for general working capital purposes.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or borrowings under our Third Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of Operating Partnership Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

We have seven active development projects that we are developing for our ownership with anticipated aggregate project costs of $343.4 million. Through September 30, 2012, $55.5 million of the anticipated costs had been incurred and funded.

In September 2012, we completed the purchase of The Province, near East Carolina University in Greenville, South Carolina and in October 2012 we completed the purchase of The District on 5th serving the University of Arizona and Campus Village serving Michigan State University for a combined purchase price of $137.3 million and a total 1,847 beds (see Notes 7 and 10 to the accompanying condensed consolidated financial statements).

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

On September 7, 2012, the Trust filed an automatic shelf registration statement, which permits us to issue and unlimited number of securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms. The registration statement was automatically effective on September 7, 2012.

Predevelopment expenditures

Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. However, we typically obtain a guarantee of repayment of these predevelopment expenditures from the project owner, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that project financing is not obtained. When we develop projects for ownership, as opposed to our third-party development services, the Trust bears all exposure to risks and capital requirements for these developments.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Third Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership Units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Third Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of September 30, 2012, we were in compliance with all covenants related to our Third Amended Revolver.

Commitments

For the nine months ended September 30, 2012, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2011, except for the net decrease in debt of $36.0 million discussed above.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership Units. All such distributions are authorized at the discretion of our Board. We may be required to use borrowings under our Third Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the third quarter of 2011, our Board increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend. During July of 2012, our Board increased the annual dividend target 43% from $0.28 to $0.40 per share/unit becoming effective with the August 15, 2012 dividend.

As discussed above, our Board declared a third quarter distribution of $0.10 per share of common stock for the quarter ended on September 30, 2012. The distribution is payable on November 15, 2012 to stockholders of record at the close of business on October 31, 2012.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of September 30, 2012 the mortgage debt on this community was repaid (see Note 4 to the accompanying condensed consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.4 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7 to the accompanying condensed consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of September 30, 2012 and December 31, 2011, $19.2 million and $1.5 million, respectively, had been drawn on the construction loan of which $4.6 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC. These amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2012, we had fixed rate debt of $222.6 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $7.9 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause an $8.3 million increase in the fair value of our fixed rate debt. As of September 30, 2012, 69.0% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.85% and an average term to maturity of 4.00 years.

As of September 30, 2012, we had $36.5 million of variable rate mortgage debt assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of September 30, 2012, the interest rate applicable to the loan was 4.95%.

As of September 30, 2012, we had borrowed $63.5 million on variable rate construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $8.5 million, $38.5 million and $16.5 million maturing in 2013, 2014 and 2015, respectively. As of September 30, 2012, the weighted average interest rate applicable to these loans was 2.34%.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2012, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 579 shares of our common stock for approximately $6,477 in the open market pursuant to the dividend reinvestment component of the plan with respect to our dividend for the third quarter of 2012. We also directed the plan administrator to purchase 410 shares of our common stock for approximately $4,700 in the open market for investors pursuant to the direct stock purchase component of the plan. The following chart summarizes these purchases of our common stock for the three months ended September 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	103	$11.64	—	—
August 1-31, 2012	713	11.18	—	—
September 1 -30, 2012	173	11.55	—	—
Total	989	$11.30	—	—
(1) All shares purchased in the open market pursuant to the terms of our DRSPP. Our Board authorized the issuance or purchase of up to 4,000,000 shares of common stock under the DRSPP, which was adopted in June 2008.

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

EDUCATION REALTY TRUST, INC.

Date: November 6, 2012	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: November 6, 2012	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: November 6, 2012	By	/s/ J. Drew Koester
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

10.1
First Amendment to the Third Amended and Restated Credit Agreement, dated August 7, 2012, among Education Realty Operating Partnership, LP and various subsidiaries thereof and KeyBank National Association (filed herewith).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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