Form 10-K
period 2012-12-31
Education Realty Trust, Inc.
filed 2013-03-01
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-32417
Education Realty Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

999 South Shady Grove Road, Suite 600 Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (901) 259-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1 billion, based on the closing sales price of $11.08 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 22, 2013, the registrant had 113,871,318 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K and the documents that are or will be incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecast in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

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

EDUCATION REALTY TRUST, INC.    FISCAL 2012    FORM 10-K

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc., or we, us, our, EdR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, incorporated in the state of Maryland in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2012, we owned 43 collegiate housing communities located in 22 states containing 25,003 beds in 8,494 apartment units on or near 38 university campuses. As of December 31, 2012, we provided third-party management services for 23 collegiate housing communities located in 10 states containing 12,060 beds in 4,068 apartment units on or near 20 university campuses.

All of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly-owned subsidiaries, EDR Management Inc., or our Management Company, and EDR Development LLC, or our Development Company. The majority of our operating expenses are borne by our Operating Partnership, our Management Company, our Development Company or our communities as the case may be.

We are the sole general partner of our Operating Partnership. As a result, our Board of Directors effectively directs all of our Operating Partnership’s affairs. We own 99.2% of the outstanding partnership units of our Operating Partnership, and 0.8% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team and board of directors ("Board").

University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, holds, owns and operates our University Towers property located in Raleigh, North Carolina. We own 72.7% of the units in the University Towers Partnership, and the remaining 27.3% of the units in the University Towers Partnership are held by the former owners of our initial properties and assets, including a member of our Board.

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

Business and Growth Strategy

Our primary business objective is to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve this objective by (i) acquiring collegiate housing communities nationwide that meet our focused investment criteria, (ii) selectively developing properties for our own account , (iii) building our third-party business of management services and development consulting services and (iv) maximizing net operating income from the operation of our owned properties through proactive and goal-oriented property management strategies.

Our business has three reportable segments that are identified by their distinct customer base and services provided: collegiate housing leasing, development consulting services and management services. For a discussion of revenues, profit and loss and total assets by segment see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, “Segments” to our accompanying consolidated financial statements.

Acquisition and Development Strategy

Acquisitions

We seek to acquire high-quality, well-located communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing collegiate populations and high barriers to entry. We also seek to acquire investments in collegiate housing communities that possess sound market fundamentals but are under-performing and would benefit from re-positioning, renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:

•	university and campus reputation;

•	competitive admissions criteria;

•	limited number of on-campus beds and limited plans for expansion;

•	distance of property from campus;

•	property unit mix;

•	competition;

•	significant out-of-state enrollment;

•	past operating performance;

•	potential for improved management;

•	ownership and capital structure;

•	presence of desired amenities;

•	maintenance and condition of the property;

•	access to a university-sponsored or public transportation line depending on location; and

•	parking availability.

Conversely, subject to appropriate market conditions, we may dispose of certain non-strategic collegiate housing communities. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate.

Developments

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the EdR's equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The ONE PlanSM offers one service provider and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. EdR has completed the development of 2 wholly-owned collegiate housing communities located on the campus of Syracuse University in Syracuse, New York. The Trust owns and manages the communities under a long-term ground lease from Syracuse University. EdR is also currently developing a high-rise apartment community on university land at the University of Texas at Austin campus under The ONE PlanSM. EdR will own and manage the community under a long-term ground lease from the University of Texas. In December 2011, we were selected by the University of Kentucky (UK) to develop, own and manage a multi-phase project aimed at revitalizing UK’s on-campus housing which could potentially include the revitalization and replacement of UK's entire campus housing portfolio and expansion of such to over 9,000 beds within five to seven years utilizing the ONE PlanSM. Construction on Central Hall, the first building in the multi-phase project, is progressing as planned. In the fourth quarter of 2012, EdR received approval from the UK board of trustees and began construction on Phase II of the project, which will include four communities with 2,317 beds. We believe the Trust will continue to enter into more partnerships under The ONE PlanSM due to our years of success in the collegiate housing business. The ONE PlanSM allows us to provide the perfect opportunity to universities to develop new housing and boost enrollment with a plan tailored to specific needs while simultaneously preserving the university’s credit capacity.

In total, we currently have eleven active owned developments delivering in 2013 and 2014. This includes wholly-owned developments at the University of Connecticut and University of Colorado.

Joint Ventures

Starting in 2011, we began entering into joint venture agreements to develop, own and manage properties near the University of Alabama, which opened in August 2012; and Arizona State University and University of Mississippi, which are both expected to open in the summer of 2013. We have the majority ownership interest in each property. In some cases, we hold a minority ownership interest in properties and earn a fee for the management of the properties. In December 2012 the Trust invested in a collegiate housing development with GEM Realty Capital to jointly develop and own new off-campus collegiate housing. The trust is a 50% owner and will manage the community once the development is completed. This strategy enables us to source and take advantage of opportunities not otherwise available and to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. We expect to continue pursuing joint venture arrangements in the future.

Operating Strategy

We seek to maximize net operating income of the collegiate housing communities that we own and manage through the following operational strategies.

Controlling costs.  We seek to maximize property-level profitability through the use of cost control systems and our focused on-site management personnel. Some of our specific cost control initiatives include:

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

Proactive marketing practices.  We have developed and implemented proactive marketing practices to enhance the visibility of our collegiate housing communities and to optimize our revenue. We study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if necessary, throughout the leasing period using our PILOT leasing management system. We intend to continue to market our properties to students, parents and universities by emphasizing collegiate-oriented living areas, state-of-the-art technology and infrastructure, a wide variety of amenities and services and close proximity to university campuses.

Develop and retain personnel.  We staff each collegiate housing community that we own or manage with a full-service on-site property management team. Each of our property management teams includes community assistants who plan activities and interact with residents, enhancing their college experiences. We have developed programs and procedures to train each team of on-site employees and to provide them with corporate-based support for each essential operating function. To retain employees, we have developed an incentive-based compensation structure that is available to all of our on-site personnel.

Third-Party Services Strategy

In addition to developing communities for our ownership and managing our owned collegiate housing communities, we seek to provide development and management consulting services for universities and other third-party owners who rely upon the private sector for assistance in developing and managing their collegiate housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high-quality collegiate housing communities. We perform third-party services for collegiate housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the California State University System and the Pennsylvania State System of Higher Education. In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Development Company and our Management Company. Unlike the income earned from our properties under the REIT, the income earned by our Development Company and our Management Company is subject to regular federal income tax and state and local income taxes where applicable.

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

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 22 clients we have provided development-consulting services to since 2000, we currently offer third-party management services under contracts with 13 of those clients while the 9 remaining clients alternatively elected to manage the communities in-house under their existing infrastructure. In 2012, our fees from third-party development consulting services represented 0.8% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.3 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Mansfield University of Pennsylvania, Clarion University of Pennsylvania and West Chester University of Pennsylvania. The aggregate project cost of these three projects is estimated to be approximately $152.4 million.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management agreements. These agreements usually have an initial term of two to five years with renewal options of like terms. We believe that providing these services allows us to leverage our existing management expertise and infrastructure. For the year ended December 31, 2012, our fees from third-party management services represented 2.5% of our revenue, excluding operating expense reimbursements.

The following table presents certain summary information regarding the collegiate housing communities that we managed for other owners as of December 31, 2012:

Property	University	# of Beds	# of Units
On-campus properties
University Park – Calhoun Street Apartments	University of Cincinnati	750	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	890	253
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	363	101
University Village	California State University — San Marcos	671	126
Arlington Park Apartments	University of Northern Colorado	394	179
Centennial Hall	SUNY College of Environmental Science and Forestry	460	213
Total on-campus		5,114	1,808

Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,327	363
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	685	210
Upper Eastside Lofts	Sacramento State University	354	134
100 Midtown	Georgia Tech and Georgia State	332	118
The Courtyards	University of Michigan	896	320
Vulcan Village I	California University of Pennsylvania	432	108
Vulcan Village II	California University of Pennsylvania	338	91
University Village (1)	University of North Carolina — Greensboro	600	203
Wesley House	University of California — Berkeley	89	8
The Quad	California State University — San Marcos	291	60
Campus Gate	Finger Lakes Community College	215	112
929 N. Wolfe Street	Johns Hopkins University	572	321
Total off-campus		6,946	2,260
Totals (for both on- and off-campus)		12,060	4,068

(1)	EdR holds a noncontrolling interest in the community pursuant to its joint venture arrangements.

Our Operations

We staff each of our owned and managed collegiate housing communities with a full-service property management team. We typically staff each property with one community manager, a marketing/leasing manager, a resident services manager, a maintenance supervisor, one on-site resident community assistant for each 50-85 residents and general office and maintenance staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for residents, enhancing the residents’ college experiences as well as the desirability of our communities.

We have developed policies and procedures to carefully select and develop each team of on-site employees and to provide each team with corporate-based support for each essential operating area, including lease administration, sales/marketing, community and university relations, student life administration, maintenance, loss prevention, accounting, human resources/benefits administration and information systems. The corporate level personnel responsible for each of these areas support each community manager’s leadership role and are available as a resource to the community managers around the clock.

Residence Life and Student Development

Our Vice President of Client Relations designs and directs our residence life program. Our programs are developed at the corporate level and implemented at each community by our community assistants, together with our other on-site personnel. We provide educational, social and recreational activities designed to help students achieve academic goals, promote respect and harmony throughout the community and help bridge interaction with the respective university. Examples of our residence life and student development programs include:

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

The community assistants perform key roles in the administrative functioning of the community and interface with residents through constructive programs, activities and listening to resident interests and concerns. Our on-site leadership selects residents to serve as community assistants who meet criteria established by our Vice President of Client Relations.

Marketing

We begin our annual marketing campaign by thoroughly segmenting the student population attending each of the primary universities where our collegiate housing communities are located, and compiling market surveys of comparable collegiate apartment properties. With this information, we formulate a marketing/sales strategy that consists of a renewal campaign for current residents and a broader campaign directed at the eligible student population. We assess university regulations regarding housing requirements to avoid targeting segments of the market in which students are not eligible to live off-campus.

We typically begin our renewal campaign in October of each year. Signage, social networking, direct mailings to the students and their parents, appreciation parties and staff selling incentives are key elements of the renewal campaign. The community assistant team plays a key role in communicating the renewal message throughout its assigned property area. We use a database of current resident demographic data to direct sales information to primary feeder high schools, particularly where new freshmen are eligible to live off-campus. Other database criteria include gender, high school location, prior apartment community, academic class standing, field of study and activity preferences.

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

Leasing

Our standard lease begins in mid August and runs for approximately 11.5 months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is our University Towers and University Village on Colvin communities, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific collegiate housing community. All leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. This “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.

We lease our units by floor plan type using PILOT, our property leasing/marketing system, to maximize full leasing of entire units, avoiding spotty vacancies particularly in the four-bedroom units. We offer roommate-matching services to facilitate full occupancy. We develop waiting lists and monitor popular floor plans that fill to capacity early in the leasing season. If any fully vacant units remain available after the beginning of any academic semester, we seek to lease such units on a temporary basis to university-related visitors and our tenants’ parents and family members, or keep them available for future leasing to students.

Unlike conventional apartment communities that have monthly move-outs and renewals, our collegiate housing community occupancies remain relatively stable throughout the academic year, but must be entirely re-leased at the beginning of each academic year. Because of the nature of leasing to students, we are highly dependent upon the success of our marketing and leasing efforts during the annual leasing season, generally October through August. Our leasing staff undergo intensive annual professional training to maximize the success of our leasing efforts.

We typically require rent to be paid in 12 equal installments throughout the lease term, with the first installment due on July 15. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1. We replace contracted residents who fail to pay the first installment with people on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.

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

Employees

As of December 31, 2012, we had approximately 1,222 employees, including:

•	1,112 on-site employees, including 441 community assistants;

•	27 people in our property management services department;

•	8 people in our development consulting services and construction departments; and

•	75 executive, corporate administration and financial personnel.

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

Additionally, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on EdR’s website, www.EdRTrust.com, free of charge as soon as reasonably practicable after EdR electronically files such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the SEC filings section of our website. EdR’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found in the Corporate Governance section of the Investor Relations section of our website. Reference to EdR’s website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 999 South Shady Grove Road, Suite 600, Memphis, Tennessee 38120.

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

We own, directly or indirectly, interests in collegiate housing communities located near major universities in the United States. Accordingly, we are dependent upon the levels of student enrollment and the admission policies of the respective universities, which attract a significant portion of our leasing base. As a result of the overall market quality deterioration, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for universities may decrease. The demand for, occupancy rates at, rental income from and value of our properties would be adversely affected if student enrollment levels become stagnant or decrease in the current environment. Accordingly, a continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

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

We typically enter into development agreements with universities and other third parties as “developer at risk.” At the same time, we enter into guaranteed maximum price contracts with a general contractor for the construction of the project. In our capacity as “developer at risk,” we usually guarantee that a project will be completed within a certain maximum cost. Any additional costs which are not the responsibility of the contractor, under their guaranteed maximum price contract, or the result of changes by the university or other third-party, would be our responsibility to fund. We also typically guarantee that a project will be completed and ready for occupancy by a date certain in order to meet housing needs for a particular school term. If completion of a project was delayed beyond such date certain, we would be exposed to claims for liquidated damages, which would usually include, but may not be limited to, the cost of housing prospective residents of the community until it was available for occupancy. Although we generally transfer such risks to the general contractor who is responsible for the construction activities of a development project, if we were to experience significant cost-overruns or were to become subject to such a claim or claims, our financial condition, results of operations and/or cash flows could be materially and adversely impacted.

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

We have co-invested and anticipate that we will continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we do not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.

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

The United States credit markets have in the recent past experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. In addition, recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns.These circumstances have impacted liquidity in the debt markets, making financing terms for certain borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although we believe that our Master Secured Credit Facility and Fourth Amended Revolver (each defined below) are sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace these facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

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

In addition, we mortgage some of our properties to secure payment of indebtedness. In 2013, $33.4 million, or 8.4%, of our mortgage and construction debt reaches maturity. If we are unable to service the debt, including in the event we are not successful in refinancing our debt upon maturity, then the properties securing the mortgages could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of a mortgaged property could also cause cross defaults under the Master Secured Credit Facility. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Fourth Amended Revolver contains customary affirmative and negative covenants and provides for potential availability of $500 million upon satisfaction of certain conditions. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions which includes borrowing base calculations that limit availability based upon the underlying value of the property asset value (as defined in the agreement) and the satisfaction of specified financial and other covenants, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•	a default under the Master Secured Credit Facility or the Fourth Amended Revolver may preclude further availability of credit from other sources; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

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

We borrow on a secured basis under the Master Secured Credit Facility. A significant reduction in value of the assets secured as collateral could require us to post additional collateral or pay down the balance of the facility. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the facility, this inability would have a material adverse affect on our liquidity and our ability to comply with our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we need to record a charge to write-down the value of the asset to reflect its current estimated value based on its intended use.

Our collegiate housing communities have previously been, and in the future may be, subject to impairment charges, which could adversely affect our results of operations.

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

We continually assess our collegiate housing communities to determine if any dispositions are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our collegiate housing communities in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations.

Variable rate debt is subject to interest rate risk.

We have mortgage and construction debt with varying interest rates dependent upon London InterBank Offered Rate (“LIBOR”) plus an applicable margin. In addition, our Third Amended Revolver bore, and our Fourth Amended Revolver bears, interest at a variable rate on all amounts drawn under the facility. As of December 31, 2012, we had a total of $204.4 million outstanding in variable rate debt, or approximately 43%, of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

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

Even if we maintain our status as a REIT, we may become subject to federal and state income taxes. For example, if we recognize a gain from a sale of dealer property or inventory or if our Management Company enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s length, that gain or income will be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax will apply. In addition, we may not be able to make sufficient distributions to avoid corporate income tax and/or the 4% excise tax on undistributded income. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or the University Towers Partnership or at a level of the other entities through which we indirectly own our properties that would aversely affect our operating results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2012, our owned portfolio consisted of 43 communities located in 22 states containing 25,003 beds in 8,494 apartment units located near 38 universities.

The majority of our owned portfolio are modern apartments that consist of collegiate housing units with fully-furnished private bedrooms and one or more bathrooms centered around a common area consisting of a fully-furnished living room, fully-equipped eat-in kitchen and washers/dryers. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our collegiate housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individual locks, high-speed Internet access and cable television connections.

Our owned collegiate housing communities typically have the following characteristics:

•	median distance to campus of 0.2 miles;

•	median age of approximately 9 years;

•	designed specifically for students with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our owned communities as of December 31, 2012, which are included in the collegiate housing leasing segment discussed in Note 11, “Segments” to our accompanying consolidated financial statements. All communities are owned in fee with the exception of University Village on Colvin, GrandMarc at the Corner and GrandMarc at Westberry Place, which are operated pursuant to ground leases.

						Year Ended December 31, 2012
Name	Primary University Served	Year Built	Acquisition Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
						(in thousands)
Owned and Operated
The District on 5th	University of Arizona Tuscon, Arizona	2012	Oct ’12	764	208	99.9%	$123	$644
Campus Village	Michigan State University East Lansing, Michigan	2004	Oct ’12	355	106	97.1%	46	517
The Province	Kent State University Kent, Ohio	2012	Nov ’12	596	246	98.4%	46	465
The Reserve at Athens	University of Georgia Athens, Georgia	1999	Jan ’05	612	200	95.6%	225	368
Players Club	Florida State University Tallahassee, Florida	1994	Jan ’05	336	84	98.9%	164	489
The Suites at Overton Park	Texas Tech University Lubbock, Texas	2009	Dec ’12	465	298	90.1%	21	542
The Centre at Overton Park	Texas Tech University Lubbock, Texas	2005	Dec ’12	401	278	91.5%	20	584
University Towers	North Carolina State University Raleigh, North Carolina	1989	Jan ’05	953	251	68.8%	484	508	(3)
The Pointe at South Florida	University of South Florida Tampa, Florida	1999	Jan ’05	1,002	336	92.6%	431	430
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	1999	Jan ’05	708	211	92.7%	339	478
The Commons	Florida State University Tallahassee, Florida	1997	Jan ’05	732	252	90.0%	276	376
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	1999	Jan ’05	732	234	96.0%	277	378
The Pointe at Western	Western Michigan University Kalamazoo, Michigan	2000	Jan ’05	876	324	85.7%	286	330
College Station at W. Lafayette	Purdue University West Lafayette, Indiana	2000	Jan ’05	960	336	87.4%	360	374
Commons on Kinnear	The Ohio State University Columbus, Ohio	2000	Jan ’05	502	166	99.2%	277	551
The Pointe	Pennsylvania State University State College, Pennsylvania	1999	Jan ’05	984	294	97.8%	516	524
The Reserve at Columbia	University of Missouri Columbia, Missouri	2000	Jan ’05	676	260	98.7%	320	474
The Lofts	University of Central Florida Orlando, Florida	2002	Jan ’05	730	254	94.9%	455	623
The Reserve on West 31st	University of Kansas Lawrence, Kansas	1998	Jan ’05	720	192	85.8%	240	333
Campus Creek	University of Mississippi Oxford, Mississippi	2004	Feb ’05	636	192	99.8%	276	434
Pointe West	University of South Carolina Cayce, South Carolina	2003	Mar ’05	480	144	96.6%	219	456
Campus Lodge	University of Florida Gainesville, Florida	2001	Jun ’05	1,115	360	94.9%	490	439
The Province	East Carolina University Greenville, North Carolina	2011	Sept ’12	728	235	95.8%	117	482
College Grove	Middle Tennessee State University Murfreesboro, Tennessee	1998	Apr ’05	864	240	91.0%	298	345

							Year Ended December 31, 2012
Name	Primary University Served	Year Built		Acquisition Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Revenue per Available Bed(2)
							(in thousands)
The Reserve on South College	Auburn University Auburn, Alabama	1999		Jul ’05	576	180	92.7%	187	324
The Avenue at Southern	Georgia Southern University Statesboro, Georgia	1993		Jun ’06	624	214	83.5%	203	326
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	2008	(4)	Aug ’08(4)	768	228	91.1%	831	451
University Village on Colvin	Syracuse University Syracuse, New York	2009		Aug ’09	432	120	86.7%	887	855
The Oaks on the Square	University of Connecticut Mansfield, Connecticut	2012		Aug ’12	253	127	99.8%	107	928
River Pointe	State University of West Georgia Carrollton, Georgia	2000		Jan ’06	504	132	94.3%	210	382
Cape Trails	Southeast Missouri State University Cape Girardeau, Missouri	2000		Jan ’06	360	96	99.4%	162	414
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	1998		Jan ’06	336	84	98.6%	144	393
GrandMarc at the Corner	University of Virginia Charlottesville, VA	2006		Oct ’10	641	224	88.0%	471	673
Wertland Square	University of Virginia Charlottesville, VA	2006		Mar ’11	152	50	96.7%	122	738
Campus West	Syracuse University Syracuse, New York	2012		Aug '12	313	191	96.0%	143	1,004
Jefferson Commons	University of Virginia Charlottesville, VA	2007		Mar ’11	82	22	94.7%	52	585
East Edge	University of Alabama Tuscaloosa, Alabama	2012		Aug '12	774	337	68.6%	217	441
The Berk	University of California at Berkeley Berkeley, California	1920		May ’11	167	55	55.8%	119	668
Lotus Lofts	University of Colorado Boulder, Colorado	2008		Nov ’11	40	9	98.5%	34	774
University Village Towers	University of California at Riverside Riverside, California	2005		Sept ’11	554	149	71.2%	325	539
Irish Row	University of Notre Dame South Bend, Indiana	2011		Nov ’11	326	127	99.3%	266	747
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	2006		Dec ’11	562	244	96.3%	631	1,029
The Reserve on Stinson	University of Oklahoma Norman, Oklahoma	2004		Jan ’12	612	204	95.1%	304	456
Total owned properties		2001	(5)		25,003	8,494

(1)	Average of the physical month-end occupancy rates.

(2)
Monthly revenue per available bed for 2012 is equal to total revenue, including tenant concessions, for the year ended December 31, 2012 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2012 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

(3)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(4)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.

(5)	Represents average year for all properties in our wholly-owned portfolio.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our owned communities as of December 31, 2012:

Property	Outstanding at December 31, 2012	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Avenue at Southern/The Reserve at Columbia/ The Commons at Knoxville/College Grove	57,320	6.02%	1/1/2019	30 Year
The Reserve at Athens	7,366	4.96%	1/1/2015	30 Year
The Reserve at Perkins	14,731	5.99%	1/1/2014	30 Year
The Suites at Overton Park	25,118	4.16%	4/1/2016	30 Year
The Centre at Overton Park	23,333	5.60%	1/1/2017	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	68,585	6.02%	1/1/2016	30 Year
Pointe West	9,824	4.92%	8/1/2014	30 Year
University Village Apartments on Colvin	8,527	1.31%	9/29/2013	30 Year
Carrollton Crossing/The Commons on Kinnear	16,676	5.45%	1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College	22,390	5.67%	1/1/2020	30 Year
The Oaks on the Square	16,435	2.46%	10/30/2015	(1)
Campus West	11,960	2.16%	11/30/2014	(1)
East Edge	32,672	2.61%	6/30/2014	(1)
ASU Phoenix	8,869	2.50%	3/20/2015	(1)
The Retreat	10,639	2.31%	7/1/2015	(1)
GrandMarc at Westberry Place	36,333	4.95%	1/1/2020	30 Year
Total debt /weighted average rate	395,778	4.86%
Unamortized premium	3,068
Total net of unamortized premium	398,846
Less current portion	(37,919)
Total long-term debt, net of current portion	$360,927

(1) Represents construction debt that is interest only through the maturity date. See Note 10 to the accompanying consolidated financial statements for additional information regarding the extension periods related to construction debt.

The weighted average interest rate of the mortgage and construction indebtedness was 4.86% as of December 31, 2012. Each of these mortgages is a non-recourse obligation subject to customary exceptions. These loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties. Each of the construction loans have a 100% repayment guarantee with the exception of Campus West and The Retreat, which have a 50% and 25% repayment guarantee, respectively, during construction. Once construction is complete, the repayment guarantee is 50% for both Oaks on the Square and ASU Phoenix, 25% for Campus West and 10% for The Retreat. The construction loans can be prepaid without penalty.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “EDR.” There were approximately 522 holders of record of the 113,871,318 shares outstanding on February 22, 2013. On the same day, our common stock closed at $11.19. The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2011 and 2012:

	High	Low	Distributions Declared
Fiscal 2011
Quarter 1	$8.28	$7.24	$0.050
Quarter 2	8.78	7.89	0.070
Quarter 3	9.52	7.16	0.070
Quarter 4	10.34	8.04	0.070
Fiscal 2012
Quarter 1	$10.90	$9.75	$0.070
Quarter 2	11.55	10.42	0.100
Quarter 3	11.81	10.78	0.100
Quarter 4	10.92	9.72	0.100

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on EdR regarding the payment of distributions, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —  Revolving Credit Facility and Other Indebtedness,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions” and Note 10, “Debt,” to our accompanying consolidated financial statements.

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

Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

In September 2012, the Trust adopted the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan, or DRSPP, which offers the following:

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

During the three months ended December 31, 2012, in connection with the DRSPP, we directed the plan administrator to purchase 668 shares of our common stock for $6,587 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2012. We also directed the plan administrator to purchase 742 shares of our common stock for $7,600 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2012	145	$10.29	—	—
November 1 – 30, 2012	921	$9.86	—	—
December 1 – 31, 2012	344	$10.45	—	—
Total	1,410	$10.06	—	—

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

Total Return Performance
Index Value
140
130
120
110
100
90
80
70
60
50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Education Realty Trust, Inc.
S&P 500
MSCI US REIT

*	$100 invested on 12/31/07 in stock or in index, including reinvestment of dividends. Fiscal year ended December 31.

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Education Realty Trust, Inc.	100.00	51.21	51.09	84.56	114.44	122.77
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
MSCI US REIT	100.00	62.03	79.78	102.50	111.41	131.20

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

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$131,092	$98,491	$86,347	$82,448	$79,533
Other leasing revenue	—	—	—	—	1,357
Third-party development services	820	4,103	2,483	8,178	8,303
Third-party management services	3,446	3,336	3,189	3,221	3,672
Operating expense reimbursements	9,593	8,604	14,519	9,722	10,796
Total revenues	144,951	114,534	106,538	103,569	103,661
Operating expenses:
Collegiate housing leasing operations	63,194	48,789	44,703	44,904	45,118
General and administrative	14,176	12,316	13,373	10,952	11,481
Depreciation and amortization	35,436	25,961	21,984	19,822	19,656
Ground lease expense	6,395	5,498	1,528	207	105
Loss on impairment	—	—	—	—	388
Reimbursable operating expenses	9,593	8,604	13,603	9,722	10,796
Total operating expenses	128,794	101,168	95,191	85,607	87,544
Operating income	16,157	13,366	11,347	17,962	16,117
Nonoperating expenses	15,322	18,647	19,467	17,851	23,011
Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	835	(5,281)	(8,120)	111	(6,894)
Equity in earnings (losses) of unconsolidated entities	(363)	(447)	(260)	(1,410)	(196)
Income (loss) before income taxes and discontinued operations	472	(5,728)	(8,380)	(1,299)	(7,090)
Income tax expense (benefit)	(884)	(95)	442	1,905	1,102
Income (loss) from continuing operations	1,356	(5,633)	(8,822)	(3,204)	(8,192)
Discontinued operations:
Income (loss) from operations of discontinued operations	1,785	(7,530)	(34,080)	(3,887)	117

Gain on sale of collegiate housing property	5,496	2,388	611	—	—
Income (loss) from discontinued operations	7,281	(5,142)	(33,469)	(3,887)	117
Net income (loss)	8,637	(10,775)	(42,291)	(7,091)	(8,075)
Less: Net income (loss) attributable to the noncontrolling interests	216	239	(233)	164	(128)
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)	$(7,255)	$(7,947)
Earnings per share information:
Income (loss) per share – basic and diluted
Continuing operations	0.01	(0.08)	(0.16)	(0.09)	(0.28)
Discontinued operations	0.07	(0.07)	(0.57)	(0.09)	—
Net income (loss) per share	$0.08	$(0.15)	$(0.73)	$(0.18)	$(0.28)
Weighted average common shares outstanding – basic and diluted	102,317	75,485	57,536	40,496	28,513
Distributions per common share	$0.34	$0.24	$0.20	$0.36	$0.82
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	1,198	(5,916)	(9,095)	(3,486)	(8,059)
Income (loss) from discontinued operations, net of tax	7,223	(5,098)	(32,963)	(3,769)	112
Net income (loss)	$8,421	$(11,014)	$(42,058)	$(7,255)	$(7,947)

BALANCE SHEET DATA

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Assets:
Collegiate housing properties, net	$1,220,266	$860,167	$698,793	$749,884	$733,507
Other assets, net	104,421	117,642	37,887	54,729	44,140
Total assets	$1,324,687	$977,809	$736,680	$804,613	$777,647
Liabilities and equity:
Mortgage and construction notes payable	$398,846	$358,504	$367,631	$406,365	$442,259
Other indebtedness	79,000	—	3,700	—	32,900
Other liabilities	75,087	46,175	30,567	22,004	20,559
Total liabilities	552,933	404,679	401,898	428,369	495,718
Redeemable noncontrolling interests	8,944	9,776	10,039	11,079	11,751
Equity	762,810	563,354	324,743	365,165	270,178
Total liabilities and equity	$1,324,687	$977,809	$736,680	$804,613	$777,647

OTHER DATA (UNAUDITED)

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and selected property information)
Funds from operations (FFO)(1):
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)	$(7,255)	$(7,947)
Gain on sale of collegiate housing property	(5,496)	(2,388)	(611)	—	—
Impairment losses	—	7,859	33,610	3,173	2,021
Loss on sale of collegiate housing assets	—	—	—	—	512
Collegiate housing property depreciation and amortization of lease intangibles	37,237	29,101	29,940	28,522	28,819
Equity portion of real estate depreciation and amortization on equity investees	225	412	479	512	496
Equity portion of loss on sale of collegiate housing property on equity investee	88	256	137	—	—
Noncontrolling interests	305	244	(233)	164	(128)
Funds from operations available to all share and unitholders	$40,780	$24,470	$21,264	$25,116	$23,773
Other adjustments to FFO:
Development cost write-off, net of tax benefit	—	—	—	—	417
Acquisition costs	1,110	741	1,467	—	—
Ground lease straightline	4,364	4,208	984	—	—
Reorganization/severance costs, net of tax	—	—	447	—	—
Loss (gain) on extinguishment of debt	—	757	1,426	(830)	4,360
Impact of other adjustments to FFO	5,474	5,706	4,324	(830)	4,777
FFO on participating developments:
Interest on loan to participating development	1,830	1,598	329	—	—
Development fees on participating development, net of costs and tax	91	887	128	—	—
FFO on participating developments	1,921	2,485	457	—	—
Core funds from operations available to all share and unitholders(2)	$48,175	$32,661	$26,045	$24,286	$28,550

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and selected property information)
Cash flow information:
Net cash provided by operations	$38,353	$41,086	$32,269	$33,235	$26,011
Net cash used in investing	(400,668)	(220,098)	(46,314)	(41,638)	(31,656)
Net cash provided by (used in) financing	303,541	247,867	(10,166)	30,569	10,614
Per share and distribution data:
Net income (loss) per share – basic and diluted	$0.08	$(0.15)	$(0.73)	$(0.18)	$(0.28)
Cash distributions declared per share/unit	0.34	0.26	0.20	0.36	0.82
Cash distributions declared	34,491	18,224	12,295	15,330	25,797
Selected community information(3):
Units(4)	8,494	6,461	5,608	5,444	5,168
Beds(4)	25,003	19,997	17,853	17,213	16,547
Occupancy(5)	90.6%	92.7%	91.6%	90.4%	92.6%
Revenue per available bed(6)	$498	$444	$414	$408	$411

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO and prior periods should be restated to be consistent with this guidance. Accordingly, we have restated all periods presented to reflect the current guidance. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net income (loss) for the years ended December 31, 2012, 2011 and 2010, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

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

(3)
The selected community information represents all owned communities for 2012 (43), 2011 (34), 2010 (28), 2009 (27), and 2008 (26). This information excludes property information related to discontinued operations for all years.

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

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included in "Item 8. Financial Statements and Supplementary Data" and the risk factors included in "Item 1A. Risk Factors" of this Annual Report.

Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2012, 2011 and 2010 reflect the classification of the following communities’ financial results as discontinued operations: Reserve at Clemson (sold in November 2010); The Gables, Western Place, Berkeley Place and the Pointe at Southern (all sold in December 2010); Troy Place, The Reserve at Jacksonville, The Reserve at Martin, The Chase at Murray and Clemson Place (all sold in January 2011); Collegiate Village (sold in April 2011); Clayton Station (sold in June 2011); NorthPointe and The Reserve on Frankford (both sold in September 2012) and The Reserve at Star Pass (sold in December 2012).

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.7% of our revenue, excluding operating expense reimbursements, for the year ended December 31, 2012.

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

The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2012 and 2011, approximately 74.6% and 72.6%, respectively, of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the year ended December 31, 2012, revenue from our development consulting services represented approximately 0.8% of our revenue, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the year ended December 31, 2012, revenue from our management services segment represented approximately 2.5% of our revenue, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the year ended December 31, 2012, same-community revenue per available bed increased to $456 and same-community physical occupancy decreased to 91.5%, compared to same-community revenue per available bed of $439 and same-community physical occupancy of 92.7% for the year ended December 31, 2011. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trends.

Our last two leasing cycles produced same-community revenue growth of nearly 5.0% in 2010 and over 7.0% in 2011. Same-community opening occupancy for the 2012/2013 lease term was 90.5% as compared to 94.7% for the 2011/2012 lease term. Net rental rates for the 2012/2013 lease term increased approximately 5.1% over the prior lease term, thus producing overall same-community revenue growth of approximately 1.0% over the prior lease term. The decline in occupancy for the 2012/2013 lease term is primarily attributable to 5 communities that were impacted by local factors, including modest declines in university enrollment.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011. For the year ended December 31, 2012, third-party development revenue was $0.8 million. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s active development projects, the completion of our participating development during the second quarter of 2012 and the completion of two third-party developments in the first quarter of 2012. Furthermore, the Trust currently has one active third-party development at Mansfield University of Pennsylvania (scheduled to open in summer 2013), three third-party developments scheduled to begin in the spring/summer of 2013 at Clarion University of Pennsylvania, East Stroudsburg University of Pennsylvania and West Chester University of Pennsylvania and was awarded a third-party development at Wichita State University in the fourth quarter of 2012 that is also scheduled to begin in 2013.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have a similar program and to date the Trust has four ONE PlanSM projects completed or underway. In December 2011, we were selected by the University of Kentucky (UK) to develop, own and manage a multi-phase project aimed at revitalizing UK’s on-campus housing which could potentially include the addition of 9,000 beds within five to seven years utilizing the ONE PlanSM. Construction on Central Hall, the first building in the multi-phase project, is progressing as planned. The 601-bed, two-building, four-story community will be available for occupancy in the summer of 2013. In October 2012, the Trust received approval from the UK board of trustees and signed definitive agreements for Phase II of the project. Phase II of the project will include four communities with 2,317 beds and a total project cost of approximately $133.7 million. All four communities are expected to open in the summer of 2014. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for our company. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

The Trust implemented focused cost control measures in late 2008 that drove a same-community operating expense decline of 4.6% for the year ended December 31, 2009 and helped keep operating expenses relatively flat during 2010. During the year ended December 31, 2011, same-community operating expenses increased approximately 2.9% compared to the year ended December 31, 2010, which included a 2.2% increase in direct operating expenses and a 5.9% increase in fixed costs primarily as a result of real estate tax refunds received in 2010. For the year ended December 31, 2012, same-community operating expenses increased approximately 2.3% compared to the same period in the prior year which is in line with our expectation and a reasonable level of growth for the foreseeable future.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we began reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs, and previous periods presented have been reclassified for consistent presentation and comparability (see Note 2 to the accompanying consolidated financial statements). We believe the new presentation improves comparability within the industry and provides a better reflection of the total cost to operate a property as we do not include management fees in our property operating expenses. G&A costs for the year ended December 31, 2012 were $6.8 million, before development pursuit costs and acquisition costs, an increase of $0.6 million, or 9.5%, when compared to the same period in the prior year. This increase is largely due to costs associated with the growth of our owned collegiate housing portfolio, the growth in our owned development activity and normal inflationary pressures.

Asset repositioning and capital recycling

We continue to reposition and improve our owned portfolio as follows:

•
In 2010 and 2011, we sold twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry (see Note 5 to the accompanying consolidated financial statements);

•
In 2011, we purchased $256 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and Saint Louis University (see Note 4 to the accompanying consolidated financial statements);

•
In 2012, we sold three communities, The Reserve at Star Pass and NorthPointe both serving the University of Arizona and The Reserve on Frankford serving Texas Tech University for net cash proceeds of approximately $67.2 million (see Note 5 to the accompanying consolidated financial statements);

•
In 2012, we purchased the collegiate housing community referred to as The Province, adjacent to the campus of East Carolina University, for $50.0 million in cash, The District on 5th, within walking distance of the University of Arizona, for $66.4 million in cash, Campus Village, adjacent to Michigan State University, for $20.9 million in cash, The Province, adjacent to Kent State University for $45 million in cash, and The Centre and The Suites at Overton Park, both adjacent to Texas Tech University for $25.5 million in cash and $48.5 million in assumed debt (see Note 4 to the accompanying consolidated financial statements);

•
We currently have eleven active owned developments with our share of aggregate development costs of $343.8 million within walking distance of universities such as Arizona State University, University of Connecticut, University of Mississippi and the University of Colorado and directly on the campuses of University of Kentucky and the University of Texas at Austin (see Note 4 to the accompanying consolidated financial statements);

•	We have improved our portfolio’s median distance to edge of campus to 0.2 miles; and

•	We have increased our average rental rate to $571 per bed.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

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

Revenue and cost recognition of development consulting services

Costs associated with the pursuit of third-party development consulting contracts are expensed as incurred until such time as we have been notified of a contract award or reimbursement that has been otherwise guaranteed by the customer. At such time, the reimbursable portion of such costs is recorded as a receivable. Development consulting revenues are recognized using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Occasionally, our development consulting contracts include a provision whereby we can participate in project savings resulting from our successful cost management efforts. We recognize these revenues once all contractual terms have been satisfied and we have no future performance requirements. This typically occurs after construction is complete. Costs associated with development consulting services are expensed as incurred. We generally receive a significant percentage of our fees for development consulting services upon closing of the project financing, a portion of the fee over the construction period and the balance upon substantial completion of construction. Because revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method, differences occur between amounts received and revenues recognized. Differences also occur between amounts recognized for tax purposes and those recognized for financial reporting purposes.
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

Results of Operations for the Years Ended December 31, 2012 and 2011

The following table presents our results of operations for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31, 2012					Year Ended December 31, 2011
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$131,092	$—	$—	$—	$131,092	$98,491	$—	$—	$—	$98,491
Third-party development consulting services	—	1,018	—	(198)	820	—	5,682	—	(1,579)	4,103
Third-party management services	—	—	3,446	—	3,446	—	—	3,336	—	3,336
Operating expense reimbursements	—	—	—	9,593	9,593	—	—	—	8,604	8,604
Total segment revenues	131,092	1,018	3,446	9,395	144,951	98,491	5,682	3,336	7,025	114,534
Segment operating expenses:
Collegiate housing leasing operations	63,194	—	—	—	63,194	48,789	—	—	—	48,789
General and administrative	—	3,528	2,779	(44)	6,263	—	2,998	2,667	(75)	5,590
Reimbursable operating expenses	—	—	—	9,593	9,593	—	—	—	8,604	8,604
Total segment operating expenses	63,194	3,528	2,779	9,549	79,050	48,789	2,998	2,667	8,529	62,983
Segment net operating income (loss)(1)	$67,898	$(2,510)	$667	$(154)	$65,901	$49,702	$2,684	$669	$(1,504)	$51,551

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the year ended December 31:

	2012	2011
Net operating income for reportable segments	$65,901	$51,551
Other unallocated general and administrative expenses	(7,913)	(6,726)
Depreciation and amortization	(35,436)	(25,961)
Ground leases	(6,395)	(5,498)
Nonoperating expenses	(15,322)	(18,647)
Equity in earnings (losses) of unconsolidated entities	(363)	(447)
Income (loss) before income taxes and discontinued operations	$472	$(5,728)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012(9)	Year Ended December 31, 2011(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	90.6%	92.7%	(210) bps
Economic(2)	87.4%	87.8%	(40) bps
NarPAB(3)	$464	$433	$31
Other income per avail. bed(4)	$34	$11	$23
RevPAB(5)	$498	$444	$54
Operating expense per bed(6)	$240	$220	$(20)
Operating margin(7)	51.8%	50.5%	130 bps
Design Beds(8)	263,002	221,663	41,339
Same-communities(10):
Occupancy
Physical(1)	91.5%	92.7%	(120) bps
Economic(2)	87.6%	88.2%	(60) bps
NarPAB(3)	$430	$414	$16
Other income per avail. bed(4)	$26	$25	$1
RevPAB(5)	$456	$439	$17
Operating expense per bed(6)	$223	$218	$(5)
Operating margin(7)	51.1%	50.2%	90 bps
Design Beds(8)	214,301	214,301	—

(1)Represents a weighted average of the month-end occupancies for the respective period.

(2)Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(4)Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.

(5)Revenue per available bed ("RevPAB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

(6)Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the included months

(7)Represents operating income divided by revenue.

(8)Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)This information excludes property information related to discontinued operations.

(10)Represents operating statistics for communities that were operating for the full year ended December 31, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $131.1 million for the year ended December 31, 2012. This represents an increase of $32.6 million, or 33.1%, from the same period in 2011. This increase included $28.8 million of revenue related to 17 new communities, which increased the portfolio to more than 25,000 beds, and $3.8 million of revenue from a 4.0% increase in same-community revenue. The same-community revenue growth was driven by a 5.1% improvement in net rental rates, a 1.4% decline in occupancies and a 0.3% increase in other rental revenue.
As discussed above, beginning with the three months ended March 31, 2012, we are reporting in all periods presented regional and corporate costs to support our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. Operating expenses in the collegiate housing leasing segment increased $14.4 million, or 29.5%, to $63.2 million for the year ended December 31, 2012 as compared to the same period in 2011. The 17 new communities added $13.3 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $1.1 million, or 2.3%, over the same period in the prior year.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2012 and 2011:

			Segment Revenues
Project	Beds	Fee Type	2012	2011	Difference
			(in thousands)
Indiana University of Pennsylvania – Phase IV	596	Development fee	$—	$456	$(456)
Colorado State University – Pueblo II	500	Development fee	—	1	(1)
Centennial Hall	454	Development fee	182	273	(91)
East Stroudsburg University	969	Development fee	136	1,886	(1,750)
Mansfield University of Pennsylvania	634	Development fee	35	1,362	(1,327)
Mansfield University of Pennsylvania - Phase II	684	Development fee	417	—	417
Miscellaneous consulting fees	—	Consulting fee	50	125	(75)
Third-party development consulting services total			820	4,103	(3,283)
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	198	1,579	(1,381)
Development consulting services total			$1,018	$5,682	$(4,664)

Development consulting services revenue decreased $4.7 million, or 82.1%, to $1.0 million for the year ended December 31, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $3.3 million from the prior year due to less development activity on two active third-party development consulting projects offset by $0.4 million of revenue related to the Mansfield University of Pennsylvania - Phase II project which was begun in the third quarter of 2012. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying consolidated financial statements) contributed $1.4 million to the decline in revenue as the project was completed early in the third quarter of 2012. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column. If the construction loan and second mortgage had been repaid prior to December 31, 2012, the Trust would have recognized development services revenue net of costs of $1.9 million, guarantee fee revenue of $3.0 million and interest income of $3.8 million since the commencement of the project.

General and administrative expenses increased $0.5 million, or 17.7%, for the year ended December 31, 2012 compared to the prior year. This increase is primarily due to additional payroll costs, net of capitalized payroll on owned developments, related to the increased development activity discussed under "Trends and Outlook" above. Internal development project costs related to the Science + Technology Park at Johns Hopkins discussed above are deferred in the accompanying consolidated financial statements until the revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue increased $0.1 million, or 3.3%, for the year ended December 31, 2012 when compared to the same period in 2011. Existing contracts produced a net increase in fee revenue and five additional contracts, including one community for which development was completed in the fourth quarter of 2011 and four new management contracts added in 2012, further contributed to the increase, which was offset by the loss of three management contracts associated with the sales of the communities. Beginning with the three months ended March 31, 2012, we are no longer including intersegment revenues related to the management of our owned portfolio in the management services segment for all periods presented due to the fact that the costs to manage our owned portfolio are now included in collegiate housing operating costs as discussed above.
G&A costs for our management services segment increased $0.1 million, or 4.2%, for the year ended December 31, 2012 compared to the same period in the prior year primarily due to the growth of the company.

Other unallocated general and administrative expenses

Other unallocated G&A costs increased $1.2 million, or 17.6%, during the year ended December 31, 2012 over the same period in the prior year primarily due to costs associated with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $9.5 million, or 36.5%, during the year ended December 31, 2012 over the same period in the prior year. This increase relates mainly to the purchase of 17 new properties since January 1, 2011 as discussed above.

Ground lease expense

For the year ended December 31, 2012, the cost of ground leases increased $0.9 million or 16.3%, compared to the same period in the prior year, due to the addition of GrandMarc at Westberry Place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the year ended December 31, 2012, nonoperating expenses decreased $3.3 million or 17.8% as compared to the same period in the prior year. Interest expense decreased $2.9 million primarily related to the capitalization of interest on our eleven owned development projects and a $11.2 million net reduction in mortgage and construction debt since December 31, 2011 excluding debt of $48.5 million that was assumed in December 2012 (see Note 10 to the accompanying consolidated financial statements). Also contributing to the decrease was a loss on extinguishment of debt of $0.4 million taken in the first quarter of 2011 related to the repayment of $35.5 million of variable rate debt.

Results of Operations for the Years Ended December 31, 2011 and 2010

The following table presents our results of operations for the years ended December 31, 2011 and 2010 (amounts in thousands):

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$98,491	$—	$—	$—	$98,491	$86,347	$—	$—	$—	$86,347
Third-party development consulting services	—	5,682	—	(1,579)	4,103	—	2,788	—	(305)	2,483
Third-party management services	—	—	3,336	—	3,336	—	—	3,189	—	3,189
Operating expense reimbursements	—	—	—	8,604	8,604	—	916	—	13,603	14,519
Total segment revenues	98,491	5,682	3,336	7,025	114,534	86,347	3,704	3,189	13,298	106,538
Segment operating expenses:
Collegiate housing leasing operations	48,789	—	—	—	48,789	44,703	—	—	—	44,703
General and administrative	—	2,998	2,667	(75)	5,590	—	2,885	3,227	(170)	5,942
Reimbursable operating expenses	—	—	—	8,604	8,604	—	—	—	13,603	13,603
Total segment operating expenses	48,789	2,998	2,667	8,529	62,983	44,703	2,885	3,227	13,433	64,248
Segment net operating income (loss)(1)	$49,702	$2,684	$669	$(1,504)	$51,551	$41,644	$819	$(38)	$(135)	$42,290

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the year ended December 31:

	2011	2010
Net operating income for reportable segments	$51,551	$42,290
Other unallocated general and administrative expenses	(6,726)	(7,431)
Depreciation and amortization	(25,961)	(21,984)
Ground leases	(5,498)	(1,528)
Nonoperating expenses	(18,647)	(19,467)
Equity in earnings (losses) of unconsolidated entities	(447)	(260)
Loss before income taxes and discontinued operations	$(5,728)	$(8,380)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011(9)	Year Ended December 31, 2010(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	92.7%	91.6%	110 bps
Economic(2)	87.8%	87.0%	80 bps
NarPAB(3)	$433	$390	$43
Other income per avail. bed(4)	$11	$24	$(13)
RevPAB(5)	$444	$414	$30
Property operating expense per bed(6)	$220	$214	$(6)
Operating margin(7)	50.5%	48.2%	230 bps
Design Beds(8)	221,663	208,480	13,183
Same communities(10):
Occupancy
Physical(1)	92.7%	91.5%	120 bps
Economic(2)	88.6%	87.3%	160 bps
NarPAB(3)	$406	$389	$17
Other income per avail. bed(4)	$24	$24	$—
RevPAB(5)	$430	$413	$17
Property operating expense per bed(6)	$200	$215	$15
Operating margin(7)	53.6%	47.9%	570 bps
Design Beds(8)	206,613	206,557	56

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full years ended December 31, 2011 and 2010.

Total revenue in the collegiate housing leasing segment was $98.5 million for the year ended December 31, 2011, an increase of $12.1 million, or 14.1%, from the same period in 2010. This increase included $8.5 million related to the new communities, GrandMarc at the Corner, Wertland Square and Jefferson Commons, all located in Charlottesville, Virginia, The Berk located in Berkeley, California, University Village Towers located in Riverside, California, Lotus Center located in Boulder, Colorado, Irish Row located in South Bend,

Indiana, GrandMarc at Westberry Place located in Ft. Worth, Texas and 3949 Lindell located in St. Louis, Missouri, and $3.7 million from a 4.3% increase in same-community revenue. The same-community revenue growth was driven by a 1.3% improvement in occupancies, a 2.9% increase in net rental rates and a 0.1% increase in other rental revenue.

Operating expenses in the collegiate housing leasing segment increased $4.1 million, or 9.1%, to $48.8 million for the year ended December 31, 2011 as compared to the same period in 2010. The nine new communities discussed above added $3.0 million of operating expenses over the prior year. In addition, same-community operating expenses increased $1.1 million, or 2.4%, over the same period in the prior year primarily due to real estate tax refunds recorded in the same period in 2010 and an increase in payroll, marketing and cable/internet expenses.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2011 and 2010:

		Segment Revenues
Project	Beds	2011	2010	Difference
		(in thousands)
University of Michigan	896	$—	$1	$(1)
Indiana University of Pennsylvania – Phase IV	596	456	641	(185)
Colorado State University – Pueblo II	500	1	531	(530)
SUNY College of Environmental Science and Forestry	454	273	802	(529)
East Stroudsburg University	969	1,886	231	1,655
Mansfield University of Pennsylvania	634	1,362	52	1,310
Miscellaneous consulting fees	—	125	225	(100)
Third-party development consulting services total		4,103	2,483	1,620
Participating project – Science + Technology Park at Johns Hopkins	572	1,579	305	1,274
Development consulting services total		$5,682	$2,788	$2,894

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

Management services

Total management services revenue increased $0.1 million, or 4.6%, for the year ended December 31, 2011 when compared to the prior year due to a net increase in fee revenue for existing contracts offset by the sale of the Fontainebleau collegiate housing community joint venture in in the third quarter of 2010.

General and administrative costs for our management services segment decreased $0.6 million, or 17.4% for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to a reduction in payroll and benefits. Excluding the impact of restructuring costs recorded in 2010, general and administrative expenses increased 4.5% over the prior year.

Other unallocated general and administrative expenses

For the year ended December 31, 2011, other unallocated general and administrative expenses decreased $0.7 million or 9.5% to $6.7 million compared to the prior year primarily due to $1.5 million in acquisition costs related to the purchase of The GrandMarc at The Corner (Charlottesville) in the fourth quarter of 2010 offset by $0.7 million in acquisition costs for the purchase of various collegiate housing communities incurred during 2011.

Depreciation and amortization

Depreciation and amortization increased $4.0 million, or 18.1%, during the year ended December 31, 2011 over the same period in the prior year. This increase relates primarily to the purchase of nine new properties discussed above.

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

Liquidity and Capital Resources

Fourth Amended Revolver, Master Secured Credit Facility and other indebtedness

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended Revolver”). The Fourth Amended Revolver amended and restated the existing unsecured revolving credit facility dated September 21, 2011. The previous facility (the “Third Amended Revolver”) was unsecured, had a maximum availability of $175 million and was scheduled to mature on September 21, 2014. The Fourth Amended Revolver is unsecured, has a maximum availability of $375 million and within the first four years of the agreement may be expanded to $500 million upon satisfaction of certain conditions. The Fourth Amended Revolver matures on January 14, 2017, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Third Amended Revolver was limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2012, our borrowing base was $175.0 million, and we had $79.0 million outstanding under the Third Amended Revolver; thus, our remaining borrowing base availability was $96.0 million. During the year ended December 31, 2012, the Trust repaid $62.0 million outstanding under the Third Amended Revolver with proceeds from our August 2012 common stock offering discussed below. As of December 31, 2012, our borrowing base availability would have been $252.3 million considering the expansion under the Fourth Amended Revolver discussed above.

The Trust served as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver was, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of December 31, 2012, the interest rate applicable to the Third Amended Revolver was 1.84%.

The Third Amended Revolver contained customary affirmative and negative covenants and contained financial covenants that, among other things, required the Trust and its subsidiaries to maintain certain minimum ratios of “EBITDA” (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also included consolidated net worth and leverage ratio tests, and the Trust was prohibited from making distributions in excess of 95% of FFO except to comply with the legal requirements to maintain its status as a REIT. As of December 31, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

As of December 31, 2012, the Trust had outstanding mortgage and construction indebtedness of $395.8 million (excluding unamortized debt premium of $3.1 million). Of the total, $89.1 million and $36.3 million relates to construction and variable rate mortgage debt, respectively, that is described below, and $34.8 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.92% to 5.99%. The remaining $235.6 million of the outstanding mortgage indebtedness relates to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. During the year ended December 31, 2011, we repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 10 to the accompanying consolidated financial statements).

In December 2012, in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities, both adjacent to Texas Tech University in Lubbock, Texas, we assumed $25.1 million and $23.3 million of fixed rate mortgage debt, respectively. The loan for the Suites at Overton Park bears interest at 4.2% and initially matures on April 1, 2016. The loan for the Centre at Overton Park bears interest at 5.6% and initially matures on January 1, 2017. If no event of default has occurred by the initial maturity dates we have the option to extend the maturity dates one year at a base rate plus a 2.5% margin. Principal and interest are paid on a monthly basis for both loans.

As of December 31, 2012, we had outstanding variable rate mortgage debt of $36.3 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University druing 2011. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2012, the interest rate applicable to the loan was 4.95%.

As of December 31, 2012, we had borrowed $16.4 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of December 31, 2012, the interest rate applicable to the loan was 2.46%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had borrowed $32.7 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). We are the majority owner and managing member of the joint venture and manage the community now that it is completed. The loan bears interest equal to LIBOR plus a 2.4% margin and is interest only through June 30, 2014. As of December 31, 2012, the interest rate applicable to the loan was 2.61%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had $8.5 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 1.1% margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12-month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of December 31, 2012, the interest rate applicable to the loan was 1.31%.

As of December 31, 2012, the Trust had $12.0 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of December 31, 2012, the interest rate applicable to the loan was 2.16%. Once the project is complete and the debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had borrowed $10.6 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of December 31, 2012, the interest rate applicable to the loan was 2.31%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had borrowed $8.9 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 2.25% margin and is interest only through March 20, 2015. As of December 31, 2012, the interest rate applicable to the loan was 2.50%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the year ended December 31, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 1.1% and 2.0% margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the year ended December 31, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

During the year ended December 31, 2011, the Trust repaid $18.8 million of mortgage debt bearing a fixed interest rate of 5.55% that was due to mature in March 2012 and was secured by the collegiate housing community referred to as NorthPointe in Tucson, Arizona. The mortgage debt was repaid with proceeds received in connection with the stock offering that was conducted in November 2011 (see Note 2 to the accompanying consolidated financial statements).

Liquidity outlook and capital requirements

During the year ended December 31, 2012, we generated $38.4 million of cash from operations, received proceeds of $220.4 million from equity offerings through a follow-on offering conducted in August 2012 and our at-the-market program, received proceeds of $67.3 million related to the sale of three collegiate housing communities, borrowed $119.6 million on mortgage and construction loans and borrowed a net $79.0 million on our unsecured revolving credit facility. When combined with $75.8 million of existing cash, we were able to invest $22.6 million of capital into existing communities, acquire seven communities for an aggregate of $284.8 million, invest $11.8 million in joint ventures, repay $79.2 million of mortgage and construction debt, make a $3.0 million mezzanine loan to acquire a purchase option to acquire a property, invest $145.0 million in assets under development and distribute $34.0 million to our stockholders and unitholders in order to end the year with approximately $17.0 million in cash.

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

Distributions for the year ended December 31, 2012 totaled $34.0 million, or $0.34, per weighted average share/unit, compared to cash provided by operations of $38.4 million, or $0.37, per weighted average share/unit.

Based on our closing share price of $10.64 on December 31, 2012, our total enterprise value was $1.7 billion. With net debt (total debt less cash) of $457.7 million as of December 31, 2012, our debt to enterprise value was 27.4% compared to 22.9% as of December 31, 2011. With gross assets of $1.5 billion, which excludes accumulated depreciation of $175.3 million, our debt to gross assets ratio was 31.7% as of December 31, 2012 as compared to 31.3% as of December 31, 2011.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offerings in August of 2012 and January and November of 2011, selling 17.3 million shares, 13.2 million shares and 14.4 million shares, respectively, all including the underwriters’ overallotment option to purchase additional shares, for net proceeds of $180.9 million, $91.7 million and $124.4 million, respectively. A portion of the net proceeds was used to repay approximately $117.1 million of debt with the remaining proceeds used to fund the Trust’s current developments and acquisitions, fund future acquisitions and developments and for general corporate purposes.

As discussed in Note 2 to the accompanying consolidated financial statements, we implemented an at-the-market equity distribution program during the second quarter of 2010. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50.0 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the 2010 equity distribution agreements, the Trust may issue and sell shares of its common stock having an aggregate offering amount of up to $50.0 million. As of December 31, 2012, the Trust had sold 4.8 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50.0 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of December 31, 2012, the Trust had sold $0.1 million shares of common stock under the 2012 agreements for net proceeds of approximately $1.1 million.

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

In the second quarter of 2011, we completed the sale of two non-core assets, Collegiate Village, serving Macon State University, and Clayton Station, serving Clayton State University, for an aggregate sale price of $28.0 million (see Note 5 to the accompanying consolidated financial statements). The net proceeds of approximately $27.8 million were used to fund development and acquisition activity and for general working capital purposes.

In the third quarter of 2012, we completed the sale of NorthPointe, located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $44.0 million. In the fourth quarter of 2012, we completed the sale of Star Pass, also located in Tucson, Arizona for an aggregate sales price of $25.5 million (see Note 5 to the accompanying consolidated financial statements). The net proceeds of approximately $67.2 million were used to fund development and acquisition activity and for general working capital purposes.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or borrowings under our Fourth Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of Operating Partnership Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

During 2011, we completed eight collegiate housing community acquisitions (see Note 4 to the accompanying consolidated financial statements) for approximately $193.4 million after acquisition costs. The Trust funded these acquisitions with assumed debt of $36.9 million and existing cash, including cash proceeds generated by the January and November 2011 common stock offerings and sales of collegiate housing communities as discussed above.

We have eleven active development projects that we are developing for our ownership with our share of aggregate development costs of $343.8 million. Through December 31, 2012, $186.7 million of the anticipated costs had been incurred and funded.

In January 2012, we completed the purchase of The Reserve on Stinson, near the University of Oklahoma in Norman, Oklahoma for a purchase price of $22.9 million. We previously owned a 10% equity interest in the community and managed the property prior to the acquisition. The Reserve on Stinson has 612 beds and is less than a half-mile from campus.

In the third quarter of 2012 we completed the purchase of The Province, near East Carolina University in Greenville, North Carolina for a purchase price of $50.0 million. In the fourth quarter of 2012 we completed the purchase of The District on 5th serving the University of Arizona, Campus Village serving Michigan State University, The Province at Kent State serving Kent State University and The Suites at Overton Park and The Centre at Overton Park both serving Texas Tech University for a combined purchase price of $206.3 million and a total 2,581 beds (see Note 4 to the accompanying consolidated financial statements). The Trust funded these acquisitions with assumed debt of $48.5 million and existing cash, including cash proceeds generated by the August 2012 common stock offering (see Notes 2 and 10 to the accompanying consolidated financial statements) and sales of collegiate housing communities as discussed above.

On September 7, 2012, the Trust filed an automatic shelf registration statement, which permits us to issue an unlimited number of securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms. The registration statement was automatically effective on September 7, 2012.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, Operating Partnership Units or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of December 31, 2012, we were in compliance with all covenants related to our Third Amended Revolver.

Capital expenditures

The historical recurring capital expenditures, excluding discontinued operations, at our wholly-owned communities are set forth as follows:

	As of and for the Years Ended December 31,
	2012	2011	2010
Total units	5,608	5,264	5,264
Total beds	17,854	16,541	16,540
Total recurring capital expenditures (in thousands)	$4,824	$4,390	$4,123
Average per unit	$763.95	$834.03	$783.28
Average per bed	$270.20	$265.42	$249.28

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

These contributions are typically less than, but could exceed, the amount of capital expenditures actually incurred during any given year at such communities.

Commitments

The following table summarizes our contractual obligations as of December 31, 2012 (amounts in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations(1)	$37,919	$120,251	$131,486	$106,122	$395,778
Contractual Interest Obligations(2)	18,179	28,840	18,786	10,650	76,455
Operating Lease and Future Purchase Obligations(3)	12,387	19,014	14,992	503,015	549,408
Capital Reserve Obligations(4)	1,234	2,119	1,250	894	5,497
Total	$69,719	$170,224	$166,514	$620,681	$1,027,138

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Fourth Amended Revolver and construction loan agreements.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2012. The Trust has $89,103 of variable rate debt as of December 31, 2012.

(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases) and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness

As of December 31, 2012, 20 of our communities were unencumbered by mortgage debt.

As of December 31, 2012, we had outstanding mortgage and construction indebtedness of $398.8 million (net of unamortized debt premium of $3.1 million). The scheduled future maturities of this indebtedness as of December 31, 2012 were as follows (in thousands):

Year
2013	$37,919
2014	72,912
2015	47,339
2016	91,729
2017	39,757
Thereafter	106,122
Total	395,778
Debt premium	3,068
Outstanding as of December 31, 2012, net of debt premium	$398,846

As of December 31, 2012, the outstanding mortgage and construction debt had a weighted average interest rate of 4.86% and carried an average term to maturity of 3.62 years.

The Trust had $79.0 million outstanding under the Third Amended Revolver as of December 31, 2012. As discussed above, the Third Amended Revolver was replaced with the Fourth Amended Revolver in January 2013. The Fourth Amended Revolver has a term of four years and matures on January 14, 2017, and provides that the Operating Partnership may extend the maturity date one year subject to certain conditions. The Fourth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Third Amended Revolver as of December 31, 2012 was 1.84%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership Units. All such distributions are authorized at the discretion of our Board. We may be required to use borrowings under our Fourth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the third quarter of 2011, our Board increased the annual dividend target 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend. During July of 2012, our Board increased the annual dividend target 43% from $0.28 to $0.40 per share/unit becoming effective with the August 15, 2012 dividend.

As discussed above, our Board declared a fourth quarter distribution of $0.10 per share of common stock for the quarter ended December 31, 2012. The distribution is payable on February 15, 2013 to stockholders of record at the close of business on January 31, 2013.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of December 31, 2012, the mortgage debt on this community was repaid (see Note 10 to the accompanying consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.3 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.
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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4 to the accompanying consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of December 31, 2012 and December 31, 2011, $22.7 million and $1.5 million, respectively, had been drawn on the construction loan of which $6.3 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC. These amounts are not included in our accompanying consolidated financial statements.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income (loss) for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)
Gain on sale of collegiate housing assets	(5,496)	(2,388)	(611)
Loss on impairment of collegiate housing assets	—	7,859	33,610
Real estate related depreciation and amortization	37,237	29,101	29,940
Real estate depreciation and amortization included in equity in earnings of investees	225	412	479
Equity portion of loss on sale of collegiate housing property on equity investee	88	256	137
Noncontrolling interests	305	244	(233)
FFO	40,780	24,470	21,264
FFO adjustments:
Loss on extinguishment of debt	—	757	1,426
Acquisition costs	1,110	741	1,467
Straight-line adjustment for ground leases	4,364	4,208	984
Reorganization/severance costs, net of taxes	—	—	447
FFO adjustments:	5,474	5,706	4,324
FFO on Participating Developments:
Interest on loan to Participating Development	1,830	1,598	329
Development fees on Participating Development, net of costs and taxes	91	887	128
FFO on Participating Developments:	1,921	2,485	457
Core FFO	$48,175	$32,661	$26,045

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding management fees, depreciation, amortization, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, the Trust's NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. The Trust uses NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Trust’s operating results. However, NOI should only be used as an alternative measure of the Trust's financial performance.

The following is a reconciliation of our GAAP operating income to NOI for years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year ended December 31,
	2012	2011	2010
Operating income	$16,157	$13,366	$11,347
Less: Third-party development services revenue	820	4,103	2,483
Less: Third-party management services revenue	3,446	3,336	3,189
Less: Operating expense reimbursements	—	—	916
Plus: General and administrative expenses	14,176	12,316	13,373
Plus: Ground leases	6,395	5,498	1,528
Plus: Depreciation and amortization	35,436	25,961	21,984
Plus: Loss on impairment of collegiate housing assets	—	—	—
NOI	$67,898	$49,702	$41,644

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

The following is a reconciliation of our GAAP net income (loss) to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year ended December 31,
	2012	2011	2010
Net income (loss) attributable to common stockholders	$8,421	$(11,014)	$(42,058)
Straight line adjustment for ground leases	4,364	4,208	984
Acquisition costs	1,110	741	1,467
Depreciation and amortization	35,436	25,961	21,984
Depreciation and amortization – discontinued operations	2,438	3,594	8,395
Loss on impairment of collegiate housing assets – discontinued operations	88	7,859	33,610
Gain on sale of collegiate housing assets – discontinued operations	(5,496)	(2,388)	(611)
Interest expense, net	14,390	17,274	18,729
Interest expense – discontinued operations	—	1,044	3,395
Other nonoperating expense (income)	932	1,373	738
Income tax expense (benefit)	(884)	(95)	442
Non-controlling interest	216	239	(233)
Applicable expenses (income) related to discontinued operations	—	472	1,551
Adjusted EBITDA	$61,015	$49,268	$48,393

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption had no material impact on the Trust’s consolidated financial statements, but resulted in additional fair value measurement disclosures (see Note 2 to the accompanying consolidated financial statements).

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. The adoption had no material impact on the Trust’s consolidated financial statements as the Trust will continue to assess goodwill impairment based on quantitative measures.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment – Real Estate Sales to eliminate diversity in practice regarding whether in-substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies that the accounting for such transactions is based on substance rather than form, and a reporting entity generally would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption had no material impact on the Trust’s consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2012, we had fixed rate debt of $270.3 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $9.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9.9 million increase in the fair value of our fixed rate debt. As of December 31, 2012, 68.3% of the outstanding principal amounts of our mortgage and construction notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.67% and an average term to maturity of 3.72 years.

As of December 31, 2012, we assumed $36.3 million of variable rate mortgage debt in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2012, the interest rate applicable to the loan was 4.95%.

As of December 31, 2012, we had borrowed $89.1 million on construction loans related to the development of owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $8.5 million, $44.6 million and $36.0 million maturing in 2013, 2014, and 2015, respectively. As of December 31, 2012, the weighted average interest rate applicable to these loans was 2.35%.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Education Realty Trust, Inc.

Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
February 28, 2013

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2012	2011
	(Amounts in thousands, except share and per share data)
Assets:
Collegiate housing properties, net	$1,061,002	$803,519
Assets under development	159,264	56,648
Corporate office furniture, net	3,007	574
Cash and cash equivalents	17,039	75,813
Restricted cash	6,410	4,826
Student contracts receivable, net	708	347
Receivable from managed third parties	629	933
Notes receivable	21,000	18,000
Goodwill and other intangibles, net	4,455	3,965
Other assets	51,173	13,184
Total assets	$1,324,687	$977,809
Liabilities:
Mortgage and construction loans, net of unamortized premium	$398,846	$358,504
Unsecured revolving credit facility	79,000	—
Accounts payable	1,749	3,933
Accrued expenses	55,374	27,833
Deferred revenue	17,964	14,409
Total liabilities	552,933	404,679

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interests	8,944	9,776

Equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 113,062,452 and 91,800,688 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,131	918
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	849,878	662,657
Accumulated deficit	(93,287)	(101,708)
Total Education Realty Trust, Inc. stockholders’ equity	757,722	561,867
Noncontrolling interests	5,088	1,487
Total equity	762,810	563,354
Total liabilities and equity	$1,324,687	$977,809

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2012	2011	2010
	(Amounts in thousands, except share and per share data)
Revenues:
Collegiate housing leasing revenue	$131,092	$98,491	$86,347
Third-party development consulting services	820	4,103	2,483
Third-party management services	3,446	3,336	3,189
Operating expense reimbursements	9,593	8,604	14,519
Total revenues	144,951	114,534	106,538
Operating expenses:
Collegiate housing leasing operations	63,194	48,789	44,703
Development and management services	6,268	5,506	5,268
General and administrative	7,908	6,810	8,105
Depreciation and amortization	35,436	25,961	21,984
Ground lease expense	6,395	5,498	1,528
Reimbursable operating expenses	9,593	8,604	13,603
Total operating expenses	128,794	101,168	95,191

Operating income	16,157	13,366	11,347

Nonoperating expenses:
Interest expense	14,390	17,274	18,729
Amortization of deferred financing costs	1,215	1,197	1,152
Loss on extinguishment of debt	—	351	—
Interest income	(283)	(175)	(414)
Total nonoperating expenses	15,322	18,647	19,467
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	835	(5,281)	(8,120)
Equity in earnings (losses) of unconsolidated entities	(363)	(447)	(260)
Income (loss) before income taxes and discontinued operations	472	(5,728)	(8,380)
Income tax expense (benefit)	(884)	(95)	442
Income (loss) from continuing operations	1,356	(5,633)	(8,822)
Discontinued operations:
Income (loss) from operations of discontinued operations	1,785	(7,530)	(34,080)
Gain on sale of collegiate housing property	5,496	2,388	611
Income (loss) from discontinued operations	7,281	(5,142)	(33,469)
Net income (loss)	8,637	(10,775)	(42,291)
Less: Net income (loss) attributable to the noncontrolling interests	216	239	(233)
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)

See accompanying notes to the consolidated financial statements.

	2012	2011	2010
	(Amounts in thousands, except share and per share data)
Earnings (loss) per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.01	$(0.08)	$(0.16)
Discontinued operations	0.07	(0.07)	(0.57)
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$0.08	$(0.15)	$(0.73)
Weighted average common shares outstanding – basic	101,243,974	75,485,418	57,535,698
Weighted average common shares outstanding – diluted	102,316,958	75,485,418	57,535,698
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$1,198	$(5,916)	$(9,095)
Income (loss) from discontinued operations, net of tax	7,223	(5,098)	(32,963)
Net income (loss)	$8,421	$(11,014)	$(42,058)
Distributions per common share	$0.34	$0.24	$0.20

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Proceeds from issuances of common stock, net of offering costs	1,802,931	19	12,435	—	—	12,454
Common stock issued to officers and directors	34,000	—	336	—	—	336
Common stock issued to retire PIUs	50,826	1	196	—	—	197
Amortization of restricted stock	63,694	—	619	—	—	619
Cash dividends	—	—	(11,477)	—	(22)	(11,499)
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Net income (loss)	—	—	—	(42,058)	10	(42,048)
Balance, December 31, 2010	58,657,056	587	414,850	(90,694)	—	324,743
Common stock issued to officers and directors	44,280	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	32,996,205	330	264,004	—	—	264,334
Amortization of restricted stock	103,147	1	1,165	—	—	1,166
Cash dividends	—	—	(17,722)	—	—	(17,722)
Noncontrolling interests in joint ventures	—	—	—	—	1,487	1,487
Net loss	—	—	—	(11,014)	—	(11,014)
Balance, December 31, 2011	91,800,688	918	662,657	(101,708)	1,487	563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	20,987,826	210	220,055	—	—	220,265
Amortization of restricted stock	241,652	3	765	—	—	768
Cash dividends	—	—	(33,959)	—	—	(33,959)
Return of equity to noncontrolling interests	—	—	—	—	(349)	(349)
Contributions from noncontrolling interests	—	—	—	—	4,039	4,039
Net income (loss)	—	—	—	8,421	(89)	8,332
Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$5,088	$762,810

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2012	2011	2010
	(Amounts in thousands)
Operating activities:
Net income (loss)	$8,637	$(10,775)	$(42,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,436	25,961	21,984
Depreciation included in discontinued operations	2,438	3,594	8,396
Deferred tax expense (benefit)	1,043	(197)	(841)
Loss on disposal of assets	99	22	32
Gain on sale of collegiate housing property in discontinued operations	(5,496)	(2,388)	(611)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,364	4,208	984
Loss on impairment of collegiate housing properties included in discontinued operations	—	7,859	33,610
Loss on extinguishment of debt	—	351	—
Loss on extinguishment of debt included in discontinued operations	—	406	1,426
Amortization of deferred financing costs	1,215	1,197	1,152
Amortization of deferred financing costs included in discontinued operations	—	48	124
Loss on interest rate cap	—	5	235
Amortization of unamortized debt premiums	(80)	(390)	(398)
Distributions of earnings from unconsolidated entities	195	264	388
Noncash compensation expense related to stock-based incentive awards	2,041	1,502	783
Equity in losses of unconsolidated entities	363	447	260
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(19)	(239)	(20)
Management fees receivable	304	(406)	(250)
Other assets	(16,750)	(1,497)	(1,606)
Accounts payable and accrued expenses	421	8,500	6,286
Accounts receivable (payable) affiliate	—	—	18
Deferred revenue	4,142	2,614	2,608
Net cash provided by operating activities	38,353	41,086	32,269
Investing activities:
Property acquisitions, net of cash acquired	(284,775)	(193,393)	(45,500)
Purchase of corporate furniture and fixtures	(3,106)	(173)	(173)
Restricted cash	(1,584)	(35)	(212)
Insurance proceeds received on property losses	5,000	—	—
Investment in collegiate housing properties	(22,599)	(22,129)	(17,978)
Proceeds from sale of collegiate housing properties	67,261	57,515	25,682
Payments on notes receivable	1,800	75	2,148
Loans to developments	(3,000)	(8,128)	(9,872)
Earnest money deposits	(3,000)	(75)	—
Investment in assets under development	(144,950)	(54,015)	(1,146)
Distributions from unconsolidated entities	82	285	777
Investments in unconsolidated entities	(11,797)	(25)	(40)
Net cash used in investing activities	(400,668)	(220,098)	(46,314)

See accompanying notes to the consolidated financial statements.

	2012	2011	2010
	(Amounts in thousands)
Financing activities:
Payment of mortgage and construction notes	(79,185)	(42,130)	(13,222)
Borrowings under mortgage and construction loans	119,607	49,488	—
Debt issuance costs	(1,026)	(1,527)	6
Debt extinguishment costs	—	(351)	(629)
Borrowings on line of credit	141,000	—	31,700
Repayments of line of credit	(62,000)	(3,700)	(28,000)
Proceeds from issuance of common stock	220,441	265,318	12,599
Payment of offering costs	(805)	(1,007)	(158)
Redemption of noncontrolling interests	—	—	(167)
Dividends and distributions paid to common and restricted stockholders	(33,959)	(17,722)	(11,477)
Dividends and distributions paid to noncontrolling interests	(532)	(502)	(818)
Net cash provided by (used in) financing activities	303,541	247,867	(10,166)
Net (decrease) increase in cash and cash equivalents	(58,774)	68,855	(24,211)
Cash and cash equivalents, beginning of period	75,813	6,958	31,169
Cash and cash equivalents, end of period	$17,039	$75,813	$6,958
Supplemental disclosure of cash flow information:
Interest paid	$18,402	$19,526	$19,764
Income taxes paid	$76	$339	$1,456
Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$606	$—	$—

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the consolidated statements of operations, regional and corporate costs of supporting our owned communities had previously been included in general and administrative expenses. In 2012, the Trust reclassified regional and corporate costs of supporting our owned communities to collegiate housing leasing operations. The reclassification was not material to our consolidated financial statements and had no impact on our previously reported net income, changes in equity, financial position or net cash flows from operations.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2012, the Trust had no cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Distributions

The Trust pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant. Distributions for the year ended December 31, 2012 totaled $34.0 million, or $0.34, per weighted average share/unit of which $0.24 was treated as a non-taxable return of capital and $0.10 was treated as ordinary dividend income for income tax purposes.

Notes receivable
During the year ended December 31, 2012, the Trust entered into a mezzanine loan and purchase option agreement with Landmark Properties Holdings, LLC ("Landmark") for the purpose of developing a cottage-style collegiate housing community at Pennsylvania State University in State College, Pennsylvania. The community will be wholly owned by Landmark and a construction loan will be used to fund 80% of the development. The Trust provided $3.0 million of mezzanine financing at an interest rate of 10% per annum and was granted an option to purchase the community in 2013, 2014 or 2015. As of December 31, 2012, the mezzanine financing is recorded in notes receivable in the accompanying consolidated balance sheet. In the event the Trust does not exercise the purchase option by 2015, the mezzanine loan will be due at the earlier of when written notice is received by Landmark from the Trust or when the construction loan is repaid. The mezzanine loan is secured by 100% of Landmark's equity interest in the Pennsylvania State University development and Landmark's equity interest in the joint venture currently being developed near the University of Mississippi campus.
On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. As of December 31, 2012 and 2011, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to December 31, 2012, the Trust would have recognized development services revenue net of costs of $1.9 million, guarantee fee revenue of $3.0 million and interest income of $3.8 million since the commencement of the project.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the years ended December 31, 2012, 2011 and 2010, 15 properties were classified as part of discontinued operations in the accompanying consolidated statements of operations for all periods presented. All 15 of these properties were sold by December 31, 2012 (see Note 5).

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2012 and 2011 were $0.9 million and $1.7 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. There were no deferred financing costs incurred during the year ended December 31, 2010. Amortization expense totaled $1.2 million for all of the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, accumulated amortization totaled $5.7 million and $5.1 million, respectively. Deferred financing costs, net of amortization, are included in other assets in the accompanying consolidated balance sheets (see Note 7).

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying consolidated statement of changes in equity.

On August 14, 2012, the Trust completed a follow-on offering of 17.3 million shares of its common stock, which included 2.3 million shares purchased by the underwriters pursuant to an option to purchase additional shares. The Trust received approximately $180.9 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used the net proceeds to repay the unsecured revolving credit facility (see Note 10) and to fund the acquisition of The Province at East Carolina University, The District on 5th serving the University of Arizona, Campus Village serving Michigan State University, The Province at Kent State serving Kent State University and The Suites at Overton Park and The Centre at Overton Park both serving Texas Tech University (see Note 4).

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

On June 2, 2010, the Trust entered into two equity distribution agreements. Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2011, the Trust had sold 5.9 million shares of common stock under the agreements for net proceeds of $49.3 million and reached the aggregate offering amount of $50 million. On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Similar to the equity distribution agreements discussed above, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of December 31, 2012, the Trust had sold 4.8 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50 million. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of December 31, 2012, the Trust had sold $0.1 million shares of common stock under the 2012 agreements for net proceeds of approximately $1.1 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the years ended December 31, 2012, 2011 and 2010, total compensation expense relating to the ESPP was $25,345, $24,338, and $12,605 respectively.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2012 and 2011, the Trust had net unamortized debt premiums of $3.1 million and $9,508, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of December 31, 2012, 2011 and 2010. As of December 31, 2012, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2012, open tax years generally included tax years for 2009, 2010 and 2011. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of December 31, 2012, 2011 and 2010, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of December 31, 2012, the Trust entered into three joint venture agreements to develop, own and manage properties near the University of Alabama, Arizona State University-Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for the joint ventures using the consolidation method of accounting. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying consolidated statements of operations.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) and profits interest units (“PIUs”) (see Note 9) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2012, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.

The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance – redeemable noncontrolling interests	$9,776	$10,039
Net income (loss) attributable to redeemable noncontrolling interests	305	239
Redemption of operating partnership units	(607)	—
Distributions attributable to redeemable noncontrolling interests	(530)	(502)
Ending balance – redeemable noncontrolling interests	$8,944	$9,776

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

The following table reconciles the basic and diluted weighted average shares for the year ended December 31, 2012:

Basic weighted average shares of common stock outstanding	101,243,974
Operating Partnership Units	865,727
University Towers Operating Partnership Units	207,257
Diluted weighted average shares of common stock outstanding	102,316,958

As of December 31, 2011 and 2010, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2011	2010
Operating Partnership Units	903,738	903,738
University Towers Operating Partnership Units	207,257	207,257
Total potentially dilutive securities	1,110,995	1,110,995

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the years ended December 31, 2011 and 2010, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through December 31, 2012. The carrying value of goodwill was $3.1 million as of December 31, 2012 and 2011, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $1.4 million and $0.9 million as of December 31, 2012 and 2011, respectively.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures using the equity method whereby the costs of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying consolidated balance sheets (see Note 8). As of December 31, 2012, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures that are accounted for under the equity method:

•	1313 5th Street MN Holdings, LLC, a Delaware limited liability company, 50% owned by the Operating Partnership;

•	Elauwit Networks, a South Carolina limited liability company, 10% owned by the Operating Partnership; and

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

As of December 31, 2011, the Trust had investments, directly or indirectly, in the following unconsolidated joint ventures that are accounted for under the equity method:

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

•	WEDR Riverside Investors LLC, a Delaware limited liability company, 10% owned by the Operating Partnership; and

•	WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

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

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$133	$129	$207
Provision for uncollectible accounts	1,128	1,079	1,567
Deductions	(1,119)	(1,075)	(1,645)
Balance, end of period	$142	$133	$129

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2012 and 2011, there was $0.2 million and $0.5 million revenue recognized, respectively, related to cost savings agreements on development projects. There was no cost savings revenue recognized for the year ended December 31, 2010.

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

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $3.2 million, $2.5 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Fair value measurements

The Trust follows the guidance contained in FASB ASC 820, Fair Value Measurements and Disclosures. Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing unrelated parties, other than in a forced liquidation or sale. The guidance establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 - Observable inputs other than those included in Level 1, for example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 - Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

Fair value measurements on a recurring basis include the interest rate cap (see Note 10). The fair value of the interest rate cap was determined using available market information or other appropriate valuation methodologies and was classified as Level 2 as defined in the authoritative guidance. As the cap was sold back to the bank during 2011, there was no value recorded in the accompanying balance sheets as of December 31, 2012 and 2011.

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable during 2012 and 2011. The fair values of these assets are determined using discounted cash flow models, market appraisals if available, and other market participant data. Footnote 6 provides details for the impairment charges recorded during the year ended December 31, 2011.

	As of December 31, 2012				As of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(in thousands)
Real estate assets	$—	$—	$—	$—	$14,750	$—	$—	$14,750

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses. The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2012 and 2011.

	As of December 31, 2012
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,772	$—
Unsecured revolving credit facility	79,000	—	79,000	—
Variable rate mortgage and construction loans	125,436	—	125,436	—
Fixed rate mortgage and construction loans	270,342	—	290,409	—

	As of December 31, 2011
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,000	$—	$18,000	$—
Unsecured revolving credit facility	—	—	—	—
Variable rate mortgage and construction loans	72,701	—	72,701	—
Fixed rate mortgage and construction loans	285,794	—	299,281	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust does not hold or issue financial instruments for trading purposes. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. Due to the short-term nature of these investments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Recent accounting pronouncements

In May 2011, the FASB issued new authoritative guidance resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011 and is applied prospectively. The adoption had no material impact on the Trust’s consolidated financial statements, but resulted in additional fair value measurement disclosures.

In September 2011, the FASB issued new authoritative guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if the entity concludes otherwise, it is required to proceed with performing step one of the goodwill impairment test and step two if necessary. Under the new guidance, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value as previously permitted. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. The adoption had no material impact on the Trust’s consolidated financial statements as the Trust will continue to assess goodwill impairment based on quantitative measures.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment – Real Estate Sales to eliminate diversity in practice regarding whether in-substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies that the accounting for such transactions is based on substance rather than form, and a reporting entity generally would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption had no material impact on the Trust’s consolidated financial statements.

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liablities as of December 31, 2012 and 2011, respectively, are as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred revenue	$717	$525
Depreciation and amortization	—	109
Accrued expenses	159	245
Straight line rent	69	15
Restricted stock amortization	—	538
Total deferred tax assets	945	1,432
Deferred tax liabilities:
Depreciation and amortization	(493)	—
Restricted stock amortization	(63)	—
Total deferred tax liabilities:	(556)	—
Net deferred tax assets	$389	$1,432

Significant components of the income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010, respectively, are as follows (in thousands):

	2012	2011	2010
Deferred:
Federal	$895	$(169)	$(719)
State	148	(28)	(122)
Deferred expense (benefit)	1,043	(197)	(841)
Current:
Federal	(1,326)	(199)	1,028
State	(601)	301	255
Current (benefit) expense	(1,927)	102	1,283
Total (benefit) provision	$(884)	$(95)	$442

TRS earnings or losses subject to tax consisted of $1.9 million loss, $0.9 million loss and $1.0 million earnings for the years ended December 31, 2012, 2011 and 2010, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2012	2011	2010
Tax provision at U.S. statutory rates on TRS income subject to tax	$(566)	$(293)	$357
State income tax, net of federal benefit	(312)	319	48
Other	(6)	(121)	37
Tax (benefit) provision	$(884)	$(95)	$442

4. Acquisition and development of real estate investments

During the year ended December 31, 2012, the Trust completed the following seven collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Purchase Price (in thousands)
The Reserve on Stinson (1)	University of Oklahoma Norman, Oklahoma	Jan 2012	612	204	$22,954
The Province	East Carolina University Greenville, North Carolina	Sept 2012	728	235	$50,000
The District on 5th	University of Arizona Tucson, Arizona	Oct 2012	764	208	$66,442
Campus Village (2)	Michigan State University East Lansing, Michigan	Oct 2012	355	106	$20,900
The Province	Kent State University Kent, Ohio	Nov 2012	596	246	$45,000
The Suites at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	465	298	$37,000
The Centre at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	401	278	$37,000

(1)	The Operating Partnership had a 10% equity investment in the entity that previously owned The Reserve on Stinson collegiate housing community and also managed the property prior to the acquisition.

(2)
The Trust entered into a 32-year ground lease, with the option to extend the lease 20 additional years subject to certain conditions, which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the consumer price index for the life of the lease.

Combined acquisition costs for these purchases were $1.1 million and are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2012. The Trust funded these acquisitions with assumed debt of $48.5 million and existing cash, including cash proceeds generated by the August 2012 and November 2011 common stock offerings (see Note 2) and sales of collegiate housing communities (see Note 5). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Province at East Carolina	The District on 5th	The Suites and Centre at Overton Park	Other	Total
Collegiate housing properties	$49,609	$65,997	$76,678	$88,129	$280,413
Other assets	502	475	4,830	971	6,778
Current liabilities	(531)	(545)	(1,651)	(1,356)	(4,083)
Mortgage debt	—	—	(51,625)	—	(51,625)
Total net assets acquired	$49,580	$65,927	$28,232	$87,744	$231,483

The amounts of the 2012 acquisitions’ revenue and net income (loss) included in the Trust’s accompanying consolidated statement of operations for the year ended December 31, 2012, and the unaudited pro forma revenue and net income (loss) of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 12/31/12	$7,830	$1,549	$0.02
2012 supplemental pro forma for 1/1/12 – 12/31/12(1)	$157,375	$10,568	$0.10
2011 supplemental pro forma for 1/1/11 – 12/31/11(1)	$126,430	$(12,490)	$(0.17)

(1)
Supplemental pro forma earnings for the year ended December 31, 2012 were adjusted to exclude $1.1 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the year ended December 31, 2011 were adjusted to include these charges.

Also in 2012, the Trust purchased the land and parking garage associated with the University Towers residence hall for $7.5 million and simultaneously terminated the ground lease.

During the year ended December 31, 2011, the Trust completed the following eight collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Purchase Price (in thousands)
Wertland Square	University of Virginia Charlottesville, VA	Mar 2011	152	50	$16,600
Jefferson Commons	University of Virginia Charlottesville, VA	Mar 2011	82	22	$6,400
Westminster House	University of California Berkeley, California	May 2011	167	55	$16,000
University Village Towers (1)	University of California Riverside, California	Sept 2011	554	149	$38,100
Lotus Lofts	University of Colorado Boulder, Colorado	Nov 2011	40	9	$6,000
Irish Row	University of Notre Dame South Bend, Indiana	Nov 2011	326	127	$27,500
GrandMarc at Westberry Place(2)	Texas Christian University Ft. Worth, Texas	Dec 2011	562	244	$55,100
3949 Lindell	Saint Louis University St. Louis, Missouri	Dec 2011	256	197	$28,500

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

Combined acquisition costs for these purchases were $0.7 million and are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2011. The Trust funded these acquisitions with assumed debt of $36.9 million and existing cash, including cash proceeds generated by the January and November 2011 common stock offerings (see Note 2) and sales of collegiate housing communities (see Note 5). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	University Village Towers	GrandMarc at Westberry Place	Other	Total
Collegiate housing properties	$37,881	$53,935	$100,386	$192,202
Other assets	268	1,146	570	1,984
Current liabilities	(286)	(434)	(1,654)	(2,374)
Mortgage debt	—	(36,930)	—	(36,930)
Total net assets acquired	$37,863	$17,717	$99,302	$154,882

The amounts of the 2011 acquisitions' revenue and net loss included in the Trust's accompanying consolidated statement of operations for the year ended December 31, 2011, and the unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share- basic and diluted
	(in thousands)
Actual from date of acquisition – 12/31/11	$4,505	$935	$0.01
2011 supplemental pro forma for 1/1/11 – 12/31/11(1)	$140,426	$(7,503)	$(0.10)
2010 supplemental pro forma for 1/1/10 – 12/31/10(1)	$134,910	$(40,144)	$(0.70)

(1)
Supplemental pro forma earnings for the year ended December 31, 2011 were adjusted to exclude $0.7 million of acquisition-related costs incurred in 2011. Supplemental pro forma earnings for the year ended December 31, 2010 were adjusted to include these charges.

In July 2012, the 3949 Lindell collegiate housing community at Saint Louis University was damaged by fire. The Trust is in the process of rebuilding this community. As of December 31, 2012, the Trust had incurred $5.2 million in costs for the project.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of December 31, 2012, the Trust and Summa West, LLC had incurred $30.2 million in costs for the project. During the years ended December 31, 2012 and 2011, capitalized interest costs of approximately $0.5 million and $0.1 million, respectively, and capitalized internal development project costs of approximately $0.1 million and $17,782, respectively, were incurred related to the development. The community is expected to open in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of December 31, 2012, the Trust and Landmark Properties had incurred $22.4 million in costs for the project. During the year ended December 31, 2012, capitalized interest costs of approximately $0.3 million and capitalized internal development project costs of approximately $0.1 million were incurred related to the development. The community is expected to open in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of December 31, 2012, the Trust had incurred $17.8 million in costs for Phase I and II of the project, with Phase I expected to open in the summer of 2013 and Phase II in the summer of 2014. During the year ended December 31, 2012, the Trust capitalized interest costs and internal development costs of $0.2 million and $0.3 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2014. As of December 31, 2012, the Trust had incurred $0.5 million in project costs. During the years ended December 31, 2012 and 2011, the Trust capitalized interest costs of $13,800 and $933, respectively, and internal development project costs of $22,878 and $7,376, respectively, related to the development.

In February 2011, the Trust was selected by Syracuse University to develop, own and manage new collegiate housing on its campus. This was the Trust’s second on-campus development at Syracuse University and third project financed through the the ONE Plan SM. As of December 31, 2012, the Trust had incurred $27.3 million in costs for the project, which opened in August 2012. During the years ended December 31, 2012 and 2011, interest costs of $0.3 million and $0.1 million, respectively, and internal development project costs of $0.1 million for both periods, were capitalized related to the development.

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies developed the housing, which is owned jointly by the two companies. The Trust is the majority owner and manages the commuity. As of December 31, 2012, the Trust and the Edwards Companies had incurred $42.0 million in costs for the project, which opened in August 2012. During the years ended December 31, 2012 and 2011, interest costs of approximately $0.3 million and $0.1 million, respectively, and internal development project costs of approximately $0.1 million for both periods, were capitalized related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of December 31, 2012, the Trust had incurred $40.6 million in costs for the project, which is expected to open in July of 2013. During the years ended December 31, 2012 and 2011, the Trust capitalized interest costs of $0.9 million and $0.2 million, respectively, and internal development project costs of $0.2 million for both years, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust will develop, own and manage the collegiate housing communities in these first two phases and both phases will include commercial and residential offerings.
The first phase opened in August 2012 and second phase is scheduled to be completed in 2013. As of December 31, 2012, the Trust had incurred $37.4 million in project costs. During the years ended December 31, 2012 and 2011, the Trust capitalized interest costs of $0.8 million and $0.3 million, respectively, and internal development project costs of $0.1 million and $0.2 million, respectively, related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opened. The Trust has expenditures for assets under development accrued in accounts payable and accrued expenses of $0.7 million and $19.3 million, respectively, as of December 31, 2012. As of December 31, 2011, the Trust had expenditures for assets under development accrued in accounts payable and accrued expenses of $1.7 million and $5.3 million, respectively.

5. Disposition of real estate investments and discontinued operations

In 2012, the Trust sold The Reserve at Star Pass and NorthPointe, both located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $69.5 million, resulting in net proceeds of approximately $67.2 million after closing costs.

In 2011, the Trust sold the Collegiate Village, located in Macon, Georgia, and Clayton Place, located in Morrow, Georgia, respectively, for an aggregate sales price of $28.0 million resulting in net proceeds of approximately $27.8 million after closing costs.

In October 2010, the Trust entered into two separate sales agreements to sell nine collegiate housing communities with a net carrying value of $83.5 million. The first agreement closed on December 8, 2010 and included the following four properties:

•	The Gables serving Western Kentucky University in Bowling Green, Kentucky;

•	Western Place, serving Western Kentucky University in Bowling Green, Kentucky;

•	Berkeley Place, serving Clemson University in Clemson, South Carolina; and

•	The Pointe at Southern, serving Georgia Southern University in Statesboro, Georgia.

The gross sales price for the first agreement was $38.7 million with net proceeds of approximately $20.5 million after repayment of related debt of $17.3 million and other closing costs.

The second agreement closed on January 19, 2011 and included the following five properties :

•Troy Place, serving Troy University in Troy, Alabama;
•The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama;
•The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee;
•The Chase at Murray, serving Murray State University in Murray, Kentucky; and
•Clemson Place, serving Clemson University in Clemson, South Carolina.

The sales price was $46.1 million, and the Trust received net proceeds of approximately $29.7 million after the repayment of related debt of $16.1 million and other closing costs.

Accordingly, the results of operations of all fourteen properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria.

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

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Collegiate housing leasing revenue	$9,224	$11,629	$29,593
Other leasing revenue	—	414	191
Collegiate housing leasing operating expenses	(5,001)	(6,621)	(16,858)
Depreciation and amortization	(2,438)	(3,594)	(8,396)
Loss on impairment	—	(7,859)	(33,610)
Interest expense	—	(1,045)	(3,450)
Amortization of deferred financing costs	—	(48)	(124)
Loss on extinguishment of debt	—	(406)	(1,426)
Noncontrolling interests	(16)	74	515
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$1,769	$(7,456)	$(33,565)
Gain on sale of collegiate housing property	$5,496	$2,388	$611
Noncontrolling interests	(42)	(30)	(9)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$5,454	$2,358	$602

6. Collegiate housing properties and assets under development

Collegiate housing properties consist of the following as of December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Land	$115,818	$83,133
Land improvements	71,580	58,577
Construction in progress	208,142	43,715
Buildings	943,279	789,492
Furniture, fixtures and equipment	56,757	51,586
	1,395,576	1,026,503
Less accumulated depreciation	(175,310)	(166,336)
Collegiate housing properties and assets under development, net	$1,220,266	$860,167

Following is certain information related to investment in collegiate housing properties as of December 31, 2012 (amounts in thousands):

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
University Towers	$25,000	$—	$28,652	$28,652	$14,152	$2,364	$40,440	$42,804	$10,540	01/31/2005
The District on 5th	—	2,601	63,396	65,997	4	2,601	63,400	66,001	651	10/04/2012
Campus Village	—	2,650	18,077	20,727	66	2,650	18,143	20,793	141	10/18/2012
The Province at Kent State	—	4,239	40,441	44,680	—	4,239	40,441	44,680	207	11/16/2012
The Reserve at Athens	7,366	1,740	17,985	19,725	1,325	1,740	19,310	21,050	5,106	01/31/2005
Players Club	—	727	7,498	8,225	1,909	727	9,407	10,134	2,643	01/31/2005
The Suites at Overton Park	25,118	4,384	33,281	37,665	—	4,384	33,281	37,665	77	12/07/2012
The Centre at Overton Park	23,333	3,781	35,232	39,013	—	3,781	35,232	39,013	75	12/07/2012
The Pointe at South Florida	—	3,508	30,510	34,018	5,231	3,508	35,741	39,249	10,466	01/31/2005
The Reserve on Perkins	14,731	913	15,795	16,708	3,314	913	19,109	20,022	5,774	01/31/2005
The Commons at Knoxville(1)	20,711	4,630	18,386	23,016	2,587	4,586	21,017	25,603	6,349	01/31/2005
The Reserve at Tallahassee	—	2,743	21,176	23,919	4,277	2,743	25,453	28,196	7,337	01/31/2005
The Pointe at Western	—	1,096	30,647	31,743	4,129	1,096	34,776	35,872	9,654	01/31/2005
College Station at W. Lafayette(2)	18,610	1,887	19,528	21,415	2,915	1,887	22,443	24,330	6,884	01/31/2005
The Commons on Kinnear(7)	12,756	1,327	20,803	22,130	1,943	1,327	22,746	24,073	6,186	01/31/2005
The Pointe at Penn State(2)	27,286	2,151	35,094	37,245	4,035	2,151	39,129	41,280	10,863	01/31/2005
The Reserve at Columbia(1)	14,270	1,071	26,134	27,205	3,790	1,071	29,924	30,995	8,047	01/31/2005
The Lofts	—	2,801	34,117	36,918	1,872	2,801	35,989	38,790	9,260	01/31/2005
The Reserve on West 31st	—	1,896	14,920	16,816	5,319	1,896	20,239	22,135	5,846	01/31/2005

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
Campus Creek	—	2,251	21,604	23,855	2,506	2,251	24,110	26,361	6,960	02/22/2005
Pointe West	9,824	2,318	10,924	13,242	1,344	2,318	12,268	14,586	3,805	03/17/2005
Campus Lodge	—	2,746	44,415	47,161	2,338	2,746	46,753	49,499	11,949	06/07/2005
The Province	—	4,436	45,173	49,609	—	4,436	45,173	49,609	499	09/21/2012
College Grove(1)	14,100	1,334	19,270	20,604	3,791	1,334	23,061	24,395	7,422	04/27/2005
The Reserve on South College(3)	8,083	1,744	10,784	12,528	3,224	1,744	14,008	15,752	4,552	07/06/2005
The Avenue at Southern(1)	8,239	2,028	10,675	12,703	3,902	2,028	14,577	16,605	4,315	06/15/2006
The Reserve at Saluki Pointe(6)	—	1,099	32,377	33,476	1,215	1,099	33,592	34,691	4,652	8/1/2008(6)
University Apartments on Colvin	8,527	—	25,792	25,792	(190)	—	25,602	25,602	3,105	08/01/2009
University of Texas – Austin	—	—	40,571	40,571	—	—	40,571	40,571	—	08/01/2010
Oaks on the Square	16,435	1,800	35,633	37,433	—	1,800	35,633	37,433	297	09/27/2010
Carrollton Crossing(7)	3,920	682	12,166	12,848	1,401	682	13,567	14,249	3,079	01/01/2006
River Pointe(3)	6,964	837	17,746	18,583	1,668	837	19,414	20,251	4,594	01/01/2006
Cape Trails(3)	7,343	445	11,207	11,652	1,763	445	12,970	13,415	2,981	01/01/2006
GrandMarc at the Corner	—	—	45,384	45,384	850	—	46,234	46,234	3,144	10/22/2010
Campus West	11,960	—	27,262	27,262	—	—	27,262	27,262	374	03/01/2011
Wertland Square	—	3,230	13,285	16,515	559	3,230	13,844	17,074	808	03/15/2011
Jefferson Commons	—	1,420	4,915	6,335	146	1,420	5,061	6,481	297	03/15/2011
East Edge	32,672	10,420	31,592	42,012	—	10,420	31,592	42,012	427	03/01/2011
The Berk	—	2,687	13,718	16,405	545	2,687	14,263	16,950	769	05/23/2011
ASU Phoenix	8,869	3,093	27,081	30,174	—	3,093	27,081	30,174	—	07/01/2011
Lotus Lofts	—	5,245	1,286	6,531	—	5,245	1,286	6,531	31	11/14/2011
University Village Towers	—	3,434	34,424	37,858	49	3,434	34,473	37,907	1,312	09/22/2011
Irish Row	—	2,637	24,679	27,316	118	2,637	24,797	27,434	901	11/01/2011
GrandMarc at Westberry Place	36,333	—	53,935	53,935	709	—	54,644	54,644	1,783	12/08/2011
3949 Lindell	—	3,822	24,448	28,270	(9,552)	3,822	14,896	18,718	375	12/21/2011
The Retreat	10,639	4,743	17,694	22,437	—	4,743	17,694	22,437	—	06/14/2012
The Reserve on Stinson(2)	22,689	2,111	20,609	22,720	375	2,111	20,984	23,095	773	01/27/2012
Central Hall	—	—	—	—	11,197	—	11,197	11,197	—	11/01/2012
Champions Court II	—	—	—	—	1,495	—	1,495	1,495	—	11/01/2012
Haggin Hall	—	—	—	—	296	—	296	296	—	11/01/2012

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
Champions Court I	—	—	—	—	1,948	—	1,948	1,948	—	11/01/2012
Woodland Glen	—	—	—	—	2,884	—	2,884	2,884	$—	11/01/2012
Land acquisition for future development	—	4,791	308	5,099	—	4,791	308	5,099	$—	—
Totals	$395,778	$113,498	$1,190,629	$1,304,127	$91,449	$115,818	$1,279,758	$1,395,576	$175,310

(1)	The Commons at Knoxville, The Reserve at Columbia, College Grove and The Avenue at Southern are cross-collateralized against the $57.3 million outstanding loan discussed in Note 10.

(2)	The Pointe at Penn State, The Reserve on Stinson and College Station at West Lafayette are cross-collateralized against the $68.6 million outstanding loan discussed in Note 10.

(3)	The Reserve on South College, River Pointe and Cape Trails are cross-collateralized against the $22.4 million outstanding loan discussed in Note 10.

(4)
All properties are of garden-style collegiate housing communities except for University Towers which is a traditional residence hall, University of Texas-Austin, which will be a high-rise building, The Retreat, which will be a cottage-style community and Oaks on the Square, which will be a mixed use town center and main street development project located in Storrs, Connecticut.

(5)	Assets have useful lives ranging from 3 to 40 years.

(6)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.

(7)	Carrollton Crossing and The Commons on Kinnear are cross-collateralized against the $16.7 million outstanding loan discussed in Note 10.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$1,026,503	$855,151	$891,391
Collegiate housing acquisitions or completed developments	353,966	192,178	45,194
Collegiate housing dispositions	(104,117)	(90,072)	(66,639)
Impairment loss	—	(7,859)	(33,610)
Additions	120,058	77,474	19,124
Disposals	(834)	(369)	(309)
Balance, end of period	$1,395,576	$1,026,503	$855,151

The following table reconciles the accumulated depreciation of the Trust’s investment in collegiate housing properties for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$166,336	$156,358	$141,507
Depreciation	35,708	28,568	29,849
Disposals	(771)	(347)	(278)
Collegiate housing dispositions	(25,963)	(18,243)	(14,720)
Balance, end of period	$175,310	$166,336	$156,358

When the Trust determines that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. There were no impairment losses in 2012. During 2011 and 2010, management determined that the carrying value of various collegiate housing communities may not be recoverable due to a decline in estimated net operating income and/or the potential sale of these assets. The fair value of these properties was estimated and management recorded an impairment loss of $7.9 million and $33.6 million, respectively. As the related properties were subsequently sold the impairment loss is recorded in discontinued operations the accompanying consolidated statements of operations.

7. Corporate office furniture and other assets

As of December 31, 2012 and 2011, the Trust had corporate office furniture with a historical cost of $5.0 million and $3.5 million, and accumulated depreciation of $2.0 million and $2.9 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other assets consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Accounts receivable related to pre-development costs	$3,464	$104
Receivable for construction loan guarantee (see Note 2)	3,000	3,000
Prepaid expenses	824	902
Deferred tax asset	945	1,432
Deferred financing costs	3,373	3,646
Investments in unconsolidated entities	11,796	29
Note receivable (see Note 5)	—	2,300
Deposit	3,000	—
Insurance proceeds receivable (see Note 16)	14,665	—
Other	10,106	1,771
Total other assets	$51,173	$13,184

8. Investments in unconsolidated entities

As of December 31, 2012 and 2011, the Trust had investments in unconsolidated entities (see Note 2). The Trust participates in major operating decisions of these entities; therefore, the equity method is used to account for these investments.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures (in thousands):

Financial Position: As of December 31,	2012	2011
Total assets	$42,942	$48,305
Total liabilities	25,394	47,104
Equity	$17,548	$1,201
Trust’s investment in unconsolidated entities	$11,796	$29

Results of Operations: For the years ended December 31,	2012	2011	2010
Revenues	$3,847	$9,748	$13,464
Net loss	(4,013)	(3,951)	(2,989)
Trust’s equity in losses of unconsolidated entities	$(363)	$(447)	$(260)

As of December 31, 2012 and 2011, the Trust had $1.5 million and $0.9 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheets (see Note 2).

In December 2012 the Trust invested in a collegiate housing development with GEM Realty Capital to jointly develop and own new off-campus collegiate housing. The trust is a 50% owner and will manage the community once the development is completed. The Trust also purchased a 10% interest in Elauwit Networks, a provider of Internet access, high definition video and telephone service, in order to secure reliable and advanced technology services for its owned and third-party managed collegiate housing communities. The Trust accounts for these investments under the equity method.

During the year ended December 31, 2012 the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 4). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in earnings (losses) of unconsolidated entities in the consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the accompanying consolidated financial statements.

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

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. As of December 31, 2012, the Trust had 3,315,339 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of December 31, 2012 and 2011, unearned compensation related to restricted stock totaled $1.0 million and $1.2 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2012, 2011 and 2010, compensation expense of $0.9 million, $0.7 million and $0.4 million, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2012 and January 1, 2011, the Trust adopted the 2012 Long-Term Incentive Plan (the "2012 LTIP") and the 2011 Long-Term Incentive Plan (the "2011 LTIP"), respectively. The purpose of the 2012 LTIP and 2011 LTIP is the attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2012 and 2011, the Trust issued 70,595 and 135,500, respectively, of time vested restricted stock to executives and key employees under the 2012 LTIP and 2011 LTIP. The restricted stock granted under the 2012 LTIP and the 2011 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

A restricted stock unit ("RSU") award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance vested equity awards that are denominated in cash and will convert to common stock at the end of the performance period to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting based on the performance level achieved and the price per share of our common stock. On January 1, 2011, the Trust granted 203,250 performance vested

RSUs to executives and key employees under the 2011 LTIP described above. As of December 31, 2012 and 2011, unearned compensation related to RSUs totaled $0.8 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the years ended December 31, 2012, 2011 and 2010, compensation expense of $0.7 million, $0.5 million and $0.2 million, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of RSUs. On December 31, 2012, 198,750 of fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2010.

Total stock-based compensation recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was $2.0 million, $1.5 million and $0.8 million, respectively. Additionally during the years ended December 31, 2012 and 2011, the Trust issued 32,287 and 44,280 shares, respectively, to its independent directors pursuant to the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	PIUs	Stock Awards(1)	Total
Outstanding as of December 31, 2009	275,000	216,000	491,000
Granted	—	436,826	436,826
Retired	(275,000)	—	(275,000)
Outstanding as of December 31, 2010	—	652,826	652,826
Granted	—	389,280	389,280
Retired	—	(7,020)	(7,020)
Outstanding as of December 31, 2011	—	1,035,086	1,035,086
Granted	—	102,882	102,882
Retired	—	(85,917)	(85,917)
Outstanding as of December 31, 2012	—	1,052,051	1,052,051
Vested as of December 31, 2012	—	662,895	662,895

(1)	Includes restricted stock and RSU awards.

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

Availability under the Third Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2012, our borrowing base was $175.0 million, and we had $79.0 million outstanding under the Third Amended Revolver; thus, our remaining borrowing base availability was $96.0 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Third Amended Revolver. The interest rate per annum applicable to the Third Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of December 31, 2012, the interest rate applicable to the Third Amended Revolver was 1.84%. If amounts are drawn, due to the fact the Third Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Third Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that,

among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of December 31, 2012, the Trust was in compliance with all covenants of the Third Amended Revolver.

During the year ended December 31, 2011, the Trust used $3.7 million of the proceeds received in connection with the stock offering that was conducted in January 2011 (see Note 2) to repay the outstanding balance of the Second Amended Revolver.

Mortgage and construction debt

As of December 31, 2012, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding as of at December 31, 2012	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Avenue at Southern/The Reserve at Columbia/ The Commons at Knoxville/College Grove(2)	57,320	6.02%	1/1/2019	30 Year
The Reserve at Athens(2)	7,366	4.96%	1/1/2015	30 Year
The Reserve at Perkins(2)	14,731	5.99%	1/1/2014	30 Year
The Suites at Overton Park	25,118	4.16%	4/1/2016	30 Year
The Centre at Overton Park	23,333	5.60%	1/1/2017	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve on Stinson(2)	68,585	6.02%	1/1/2016	30 Year
Pointe West	9,824	4.92%	8/1/2014	30 Year
University Village Apartments on Colvin	8,527	1.31%	9/29/2013	30 Year
Carrollton Crossing/The Commons on Kinnear(2)	16,676	5.45%	1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College(2)	22,390	5.67%	1/1/2020	30 Year
The Oaks on the Square	16,435	2.46%	10/30/2015	(1)
Campus West	11,960	2.16%	11/30/2014	(1)
East Edge	32,672	2.61%	6/30/2014	(1)
ASU Phoenix	8,869	2.50%	3/20/2015	(1)
The Retreat	10,639	2.31%	7/1/2015	(1)
GrandMarc at Westberry Place	36,333	4.95%	1/1/2020	30 Year
Total debt /weighted average rate	395,778	4.86%
Unamortized premium	3,068
Total net of unamortized premium	398,846
Less current portion	(37,919)
Total long-term debt, net of current portion	$360,927

(1) Represents construction debt that is interest only through the maturity date. See the footnotes below regarding the applicable extension periods.
(2) Represents loans under the Master Secured Credit Facility as defined below.

The Trust also has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2012. During the year ended December 31, 2011, the Trust repaid $35.5 million of variable rate debt that was outstanding under the Master Secured Credit Facility with proceeds from the sale of five collegiate housing communities (see Note 5).

In order to hedge the interest rate risk associated with the variable rate loans under the Master Secured Credit Facility, the Operating Partnership purchased an interest rate cap from the Royal Bank of Canada on December 22, 2008 for $0.1 million. During the year ended December 31, 2011, the Trust sold the cap back to the bank for $45,000 when the variable rate debt discussed above was repaid. The notional amount of the cap was $49.9 million and the cap rate was 7.0% per annum. The Operating Partnership chose not to designate the cap as a hedge and recognized all gains or losses associated with this derivative instrument in earnings. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2012.

In December 2012, in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities, both adjacent to Texas Tech University in Lubbock, Texas, the Trust assumed $25.1 million and $23.3 million of fixed rate mortgage debt, respectively. The loan for the Suites at Overton Park bears interest at 4.2% and initially matures on April 1, 2016. The loan for the Centre at Overton Park bears interest at 5.6% and initially matures on January 1, 2017. If no event of default has occurred by the initial maturity dates we have the option to extend the maturity dates one year at a base rate plus a 2.5% margin. Principal and interest are paid on a monthly basis for both loans.

As of December 31, 2012, the Trust had outstanding variable rate mortgage debt of $36.3 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2012, the interest rate applicable to the loan was 4.95%.

As of December 31, 2012, the Trust had borrowed $16.4 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of December 31, 2012, the interest rate applicable to the loan was 2.46%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had borrowed $32.7 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). We are the majority owner and managing member of the joint venture and manage the community now that it is completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of December 31, 2012, the interest rate applicable to the loan was 2.61%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had $8.5 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of December 31, 2012, the interest rate applicable to the loan was 1.31%.

As of December 31, 2012, the Trust had $12.0 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of December 31, 2012, the interest rate applicable to the loan was 2.16%. Once the project is complete and the debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had borrowed $10.6 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of December 31, 2012, the interest rate applicable to the loan was 2.31%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2012, the Trust had borrowed $8.9 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University-Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of December 31, 2012, the interest rate applicable to the loan was 2.50%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

During the year ended December 31, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the year ended December 31, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

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

As of December 31, 2011, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding as of December 31, 2011	Interest Rate	Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	7/1/2013	30 Year
The Avenue at Southern/The Reserve at Columbia/ The Commons at Knoxville/College Grove	58,131	6.02%	1/1/2019	30 Year
The Reserve at Perkins	14,940	5.99%	1/1/2014	30 Year
The Lofts	27,000	5.59%	5/1/2014	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve at Star Pass	69,555	6.02%	1/1/2016	30 Year
Campus Lodge	34,017	6.97%	5/1/2012	30 Year
Pointe West	10,041	4.92%	8/1/2014	30 Year
The Reserve on Frankford	7,485	4.96%	1/1/2015	30 Year
The Reserve at Saluki Pointe – Phase I	10,312	1.38%	6/28/2012	30 Year
The Reserve at Saluki Pointe – Phase II	4,135	2.28%	6/28/2012	30 Year
University Village Apartments on Colvin	8,766	1.38%	9/29/2013	30 Year
Carrollton Crossing/The Commons on Kinnear	16,920	5.45%	1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College	22,705	5.67%	1/1/2020	30 Year
The Oaks on the Square	928	2.48%	10/30/2015	(1)
East Edge	11,630	2.68%	7/1/2014	(2)
GrandMarc at Westberry Place	36,930	4.85%	1/1/2020	30 Year
Total debt /weighted average rate	358,495	5.44%
Unamortized premium	9
Total net of unamortized premium	358,504
Less current portion	(52,288)
Total long-term debt, net of current portion	$306,216

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

The following table reconciles the carrying amount of mortgage and construction notes payable as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$358,504	$367,631	$406,365
Additions	119,607	49,488	—
Repayments of principal	(79,185)	(58,225)	(38,336)
Amortization of premium	(80)	(390)	(398)
Balance, end of period	$398,846	$358,504	$367,631

The scheduled maturities of outstanding mortgage and construction indebtedness as of December 31, 2012 are as follows (in thousands):

Year
2013	$37,919
2014	72,912
2015	47,339
2016	91,729
2017	39,757
Thereafter	106,122
Total	395,778
Debt premium	3,068
Outstanding as of December 31, 2012, net of debt premium	$398,846

As of December 31, 2012, the outstanding mortgage and construction debt had a weighted average interest rate of 4.86% and carried a weighted average term of 3.62 years.

11. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following tables represent the Trust’s segment information for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Year Ended December 31, 2012					Year Ended December 31, 2011
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$131,092	$—	$—	$—	$131,092	$98,491	$—	$—	$—	$98,491
Third-party development consulting services	—	1,018	—	(198)	820	—	5,682	—	(1,579)	4,103
Third-party management services	—	—	3,446	—	3,446	—	—	3,336	—	3,336
Operating expense reimbursements	—	—	—	9,593	9,593	—	—	—	8,604	8,604
Total segment revenues	131,092	1,018	3,446	9,395	144,951	98,491	5,682	3,336	7,025	114,534
Segment operating expenses:
Collegiate housing leasing operations	63,194	—	—	—	63,194	48,789	—	—	—	48,789
General and administrative	—	3,528	2,779	(44)	6,263	—	2,998	2,667	(75)	5,590
Reimbursable operating expenses	—	—	—	9,593	9,593	—	—	—	8,604	8,604
Total segment operating expenses	63,194	3,528	2,779	9,549	79,050	48,789	2,998	2,667	8,529	62,983
Segment net operating income (loss)(1)	$67,898	$(2,510)	$667	$(154)	$65,901	$49,702	$2,684	$669	$(1,504)	$51,551
Total segment assets, as of December 31, 2012 and 2011 (2)(3)	$1,257,476	$5,695	$10,218	$—	$1,273,389	$879,199	$3,007	$5,399	$—	$887,605

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the year ended December 31 (amounts in thousands):

	2012	2011
Net operating income for reportable segments	$65,901	$51,551
Other unallocated general and administrative expenses	(7,913)	(6,726)
Depreciation and amortization	(35,436)	(25,961)
Ground leases	(6,395)	(5,498)
Nonoperating expenses	(15,322)	(18,647)
Equity in earnings (losses) of unconsolidated entities	(363)	(447)
Income (loss) before income taxes and discontinued operations	$472	$(5,728)

(2)	Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$1,273,389	$887,605
Unallocated corporate amounts:
Cash	8,436	66,469
Notes receivable (see Note 2)	21,000	18,000
Investments in unconsolidated entities (see Note 8)	11,796	29
Deposit (see Note 16)	3,000	—
Other assets	6,017	3,993
Deferred financing costs, net	1,049	1,713
Total assets, end of period	$1,324,687	$977,809

(3)
The increase in segment assets related to collegiate housing leasing is primarily related to the purchase of seven additional communities and the continued development of eleven collegiate housing communities for the Trust’s ownership offset by the sale of three collegiate housing communities during the year ended December 31, 2012.

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment Revenues:
Collegiate housing leasing revenue	$98,491	$—	$—	$—	$98,491	$86,347	$—	$—	$—	$86,347
Third-party development consulting services	—	5,682	—	(1,579)	4,103	—	2,788	—	(305)	2,483
Third-party management services	—	—	3,336	—	3,336	—	—	3,189	—	3,189
Operating expense reimbursements	—	—	—	8,604	8,604	—	916	—	13,603	14,519
Total segment revenues	98,491	5,682	3,336	7,025	114,534	86,347	3,704	3,189	13,298	106,538
Segment operating expenses:
Collegiate housing leasing operations	48,789	—	—	—	48,789	44,703	—	—	—	44,703
General and administrative	—	2,998	2,667	(75)	5,590	—	2,885	3,227	(170)	5,942
Reimbursable operating expenses	—	—	—	8,604	8,604	—	—	—	13,603	13,603
Total segment operating expenses	48,789	2,998	2,667	8,529	62,983	44,703	2,885	3,227	13,433	64,248
Segment net operating income (loss) (1)	$49,702	$2,684	$669	$(1,504)	$51,551	$41,644	$819	$(38)	$(135)	$42,290
Total segment assets, as of December 31, 2011 and 2010 (2)(3)	$879,199	$3,007	$5,399	$—	$887,605	$713,940	$2,778	$4,427	$—	$721,145

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes and discontinued operations for the year ended December 31 (amounts in thousands):

	2011	2010
Net operating income for reportable segments	$51,551	$42,290
Other unallocated general and administrative expenses	(6,726)	(7,431)
Depreciation and amortization	(25,961)	(21,984)
Ground leases	(5,498)	(1,528)
Nonoperating expenses	(18,647)	(19,467)
Equity in earnings (losses) of unconsolidated entities	(447)	(260)
Loss before income taxes and discontinued operations	$(5,728)	$(8,380)

(2)	Reconciliation of segment assets to the Trust’s total assets:

Total segment assets, end of period (includes goodwill of $2,149 related to management services and $921 related to development consulting services)	$887,605	$721,145
Unallocated corporate amounts:
Cash	66,469	748
Loan to participating property (see Note 2)	18,000	9,872
Other assets	4,022	3,752
Deferred financing costs, net	1,713	1,163
Total assets, end of period	$977,809	$736,680

(3)
The increase in segment assets related to collegiate housing leasing is primarily related to the purchase of eight additional communities and the continued development of six collegiate housing communities for the Trust's ownership offset by the sale of seven collegiate housing communities during the year ended December 31, 2011 (see Note 5).

12. Related party transactions

The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), which is 100% owned by the chairman of the Board of the Trust. These costs relate to human resources, information technology, legal services and certain management personnel. Prior to January 1, 2012, the Trust allocated the costs to A&O based on time and effort expended. Indirect costs were allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For each of the years ended December 31, 2011 and 2010, the Trust incurred common costs on behalf of A&O in the amount of $0.1 million. For the year ended December 31, 2012, the Trust charged A&O a fee of $54,000 for the services provided.

Prior to December 2012, the Trust engaged A&O to procure furniture, fixtures and equipment from third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurred a service fee in connection with this arrangement and the expense totaled $0.2 million for each of the years ended December 31, 2012, 2011 and 2010. As of December 2012, the Trust will no longer engage A&O to perform these services.

13. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual increase to rent expense equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, deferred rent totaled $10.5 million and $5.2 million, respectively.

The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2016. Rental expense under the operating lease agreements totaled $0.8 million, $0.6 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2013.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2012 are as follows (in thousands):

Year Ending	Advertising	Leases
2012	$176	$12,387
2013	24	10,294
2014	—	8,720
2015	—	7,492
2016	—	7,500
Thereafter	—	503,015

14. Employee savings plan

The Trust’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over a 3-year period. Matching contributions were approximately $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.

15. Accrued expenses

Accrued expenses consist of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Payroll	$2,070	$2,611
Real estate taxes	5,421	3,850
Interest	1,780	1,827
Utilities	1,111	893
Ground leases	9,554	5,191
Construction loan guarantee	3,000	3,000
Assets under development	19,312	5,330
Deferred revenue related to insurance proceeds (See Note 16)	3,860	—
Other	9,266	5,131
Total accrued expenses	$55,374	$27,833

16. Commitments and contingencies

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of December 31, 2012, the mortgage debt on this community was repaid (see Note 10), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $24.3 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.1 million.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of December 31, 2012 and 2011, $22.7 million and $1.5 million, respectively, had been drawn on the construction loan of which $6.3 million and $0.6 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2012 and 2011, the Trust had reimbursable predevelopment costs of $3.5 million and $0.1 million, respectively, which are reflected in other assets in the accompanying consolidated balance sheets.

17. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized below (in thousands, except per share data):

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$34,931	$33,219	$33,683	$43,118	$144,951
Operating expenses	28,979	29,577	35,731	34,507	128,794
Nonoperating expenses	4,438	3,729	3,533	3,622	15,322
Equity in earnings (losses) of unconsolidated entities(1)	(263)	(38)	(39)	(23)	(363)
Income taxes expense/(benefit)	(75)	(404)	(638)	233	(884)
Noncontrolling interests	226	(80)	(119)	189	216
Discontinued operations(3)	788	897	5,352	244	7,281
Net income attributable to Education Realty Trust, Inc.	$1,888	$1,256	$489	$4,788	$8,421
Net income per share-basic and diluted	$0.02	$0.01	$0.01	$0.04	$0.08

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$27,973	$26,813	$27,055	$32,693	$114,534
Operating expenses	22,891	23,481	28,291	26,505	101,168
Nonoperating expenses	5,061	4,606	4,491	4,489	18,647
Equity in earnings (losses) of unconsolidated entities(2)	5	(23)	(390)	(39)	(447)
Income taxes expense/(benefit)	153	(371)	(60)	183	(95)
Noncontrolling interests	211	(60)	(91)	179	239
Discontinued operations(3)	993	1,442	(500)	(7,077)	(5,142)
Net income (loss) attributable to Education Realty Trust, Inc.	$655	$576	$(6,466)	$(5,779)	$(11,014)
Net income (loss) per share-basic and diluted	$0.01	$0.01	$(0.09)	$(0.07)	$(0.15)

(1)	Equity in earnings (losses) for the 1st quarter of 2012 include the Trust’s $88 share of the loss on the sale of assets.

(2)	Equity in earnings (losses) for the 3rd quarter of 2011 include the Trust’s $256 share of the loss on the sale of assets.

(3)
All quarterly information presented above for 2012 and 2011 reflects the classification of the properties sold during 2012 and 2011 in discontinued operations (see Note 5). Discontinued operations for the 4th quarter of 2011 includes an impairment loss of $7,859.

18. Subsequent events

Our Board declared a fourth quarter distribution of $0.10 per share of common stock for the quarter ended on December 31, 2012. The distribution was paid on February 15, 2013 to stockholders of record at the close of business on January 31, 2013.

On January 14, 2013, the Operating Partnership entered into an amended and restated credit agreement. The previous facility was unsecured, had a maximum availability of $175 million and was scheduled to mature on September 21, 2014. The amended and restated credit agreement is unsecured, has a maximum availability of $375 million and within the first four years of the agreement may be expanded to $500 million upon satisfaction of certain conditions. The amended and restated credit agreement matures on January 14, 2017, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2013, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2013, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under EdR’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	268,000	(1)	—	(2)	3,560,144	(3)
Equity compensation plans not approved by security holders	—		—		N/A	(4)
Total	268,000		—		3,560,144

(1)	Represents up to 268,000 shares of common stock subject to outstanding equity awards granted pursuant to our 2011 Long-Term Incentive Plan and 2010 Long-Term Incentive Plan.

(2)	Does not account for the potential 268,000 shares of common stock subject to outstanding restricted stock units granted pursuant to our 2011 Long-Term Incentive Plan and 2010 Long-Term Incentive Plan.

(3)
Includes 244,805 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan and 3,315,339 shares available for issuance under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan.

(4)	Does not include 50,000 shares of restricted common stock which were granted to Randy Churchey on January 12, 2010 pursuant to an inducement award.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2013, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2013, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2013, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)List of Documents Filed.

1.Financial Statements
All financial statements as set forth under Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules
All schedules required are included in the financial statements and notes thereto.

3.Exhibits
The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index in response to Item 601 of Regulation S-K.

(b)Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: February 28, 2013	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Randy Churchey	February 28, 2013
Randy Churchey President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Randall H. Brown	February 28, 2013
Randall H. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ J. Drew Koester	February 28, 2013
J. Drew Koester Senior Vice President, Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)

/s/ Paul O. Bower	February 28, 2013
Paul O. Bower Chairman of the Board of Directors

/s/ Monte J. Barrow	February 28, 2013
Monte J. Barrow Director

/s/ William J. Cahill, III	February 28, 2013
William J. Cahill, III Director

/s/ John L. Ford	February 28, 2013
John L. Ford Director

/s/ Howard A. Silver	February 28, 2013
Howard A. Silver Director

/s/ Wendell W. Weakley	February 28, 2013
Wendell W. Weakley Director

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust’s Current Report on Form 8-K, filed on February 20, 2009.)
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K filed on March 16, 2010.)
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

10.8(1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 2, 2013.)

10.9(1)
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

10.12
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

10.13
Contribution Agreement dated as of September 20, 2004, by and between Melton E. Valentine, Jr. and University Towers Operating Partnership, LP. (Incorporated by reference to Exhibit 10.9 to the Trust’s Amendment No. 2 to its Registration Statement on Form S-11 (File No. 333-119264), filed on December 10, 2004.)

10.14(1)	Incentive Compensation Plan for Executive Officers. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.15(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.16(1)	Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.40 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

Exhibit Number	Description
10.17(1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.41 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.18(1)
Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.42 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.19(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

10.20(1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.21(1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 and 2012 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.22(1)
Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.23
Promissory Note, 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP, dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on August 6, 2010.)

10.24
Purchase and Sale Agreement, by and between EDR Berkeley Place Limited Partnership, Western Place, LLC, Statesboro Place, LLC, EDR BG, LP and KAREP REIT I, Inc. dated as of October 8, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q, filed on November 5, 2010.)

10.25
Purchase and Sale Agreement, by and between Troy Place (DE), LLC, Jacksonville Place (DE), LLC, Martin Place (DE), LLC, Murray Place (DE), LLC, EDR Clemson Place Limited Partnership and KAREP REIT I, Inc. (Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q, filed on November 5, 2010.)

10.26
Agreement to Guarantee Loan, entered into as of July 14, 2010, by and between 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on November 5, 2010.)

10.27
Master Credit Facility Agreement, dated as of December 31, 2008, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, and Red Mortgage Capital, Inc. (Incorporated by reference to Exhibit 10.35 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)

10.28
Amended and Restated Master Credit Facility Agreement, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)

10.29
Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.30(1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.31	Education Realty Trust Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012.)
10.32
Third Amended and Restated Credit Agreement, dated as of September 21, 2011, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 26, 2011.)

10.33(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
10.34(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).

Exhibit Number	Description
10.35
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2012, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q, filed on November 6, 2012.)

10.36
Fourth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 15, 2013.)

10.37(1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan, filed herewith.
10.38(1)	Education Realty Trust, Inc. Annual Incentive Plan, filed herewith.
10.39(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust's Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

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
101. INS XBRL Instance Document* (2)
101. SCH XBRL Taxonomy Extension Schema Document* (2)
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document* (2)
101.LAB XBRL Taxonomy Extension Label Linkbase Document* (2)
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document* (2)
101.DEF XBRL Taxonomy Extension Definition Linkbase Document* (2)

(1)	Denotes a management contract or compensatory plan, contract or arrangement.

(2)
In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.

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