Form 10-K/A
period 2012-12-31
Education Realty Trust, Inc.
filed 2013-03-04
CIK 1302343

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) of Education Realty Trust, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 1, 2013. The Company is filing this Amendment No. 1 solely to provide our eXtensible Business Reporting Language (XBRL) interactive data files as Exhibit 101. The Company is furnishing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, as well as our other filings made with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the Original Filing.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: March 4, 2013	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit Number	Description
101	INS XBRL Instance Document*
101	SCH XBRL Taxonomy Extension Schema Document*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101	LAB XBRL Taxonomy Extension Label Linkbase Document*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

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