Form 10-K/A
period 2012-12-31
Education Realty Trust, Inc.
filed 2013-04-01
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Amendment No. 2”) of Education Realty Trust, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), which was filed with the Securities and Exchange Commission on March 1, 2013, and amended by Amendment No. 1 to the 2012 Annual Report filed on March 4, 2013.

The Company is filing this Amendment No. 2 to its 2012 Annual Report to include the financial statements of University Village- Greensboro, LLC (“UV- Greensboro”), an unconsolidated joint venture affiliate of the Company in accordance with Rule 3-09 of Regulation S-X , which financial statements were not available at the time of filing of the 2012 Annual Report. This Amendment No. 2 does not affect any other items in the 2012 Annual Report.

This Amendment No. 2 to the 2012 Annual Report is being filed solely to include the separate financial statements of UV- Greensboro as provided in Exhibit 99.1 attached hereto and the consent from the independent auditor, Dixon Hughes Goodman LLP, filed as Exhibit 23.2. In addition, in connection with the filing of this Amendment No. 2 to the 2012 Annual Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Item 15 is the only portion of the 2012 Annual Report being supplemented or amended by this Amendment No. 2 to the 2012 Annual Report. Except as described above, this Amendment No. 2 to the 2012 Annual Report does not amend, update or change the financial statements or any other items or disclosures contained in the 2012 Annual Report and does not otherwise reflect events occurring after the original filing date of the 2012 Annual Report. Accordingly, this Amendment No. 2 to the 2012 Annual Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2012 Annual Report.

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements
All financial statements as set forth under Item 8 of the 2012 Annual Report on Form 10-K.

2.	Financial Statement Schedules
The financial statements of University Village-Greensboro, LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment No. 2.

All other schedules required are included in the financial statements and notes thereto.

3.	Exhibits
The list of exhibits filed as part of the 2012 Annual Report on Form 10-K and this Amendment No. 2 is submitted in the Exhibit Index in response to Item 601 of Regulation S-K.

(b)	Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: April 1, 2013	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.4 (1)
Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Amendment No. 4 to its Registration Statement on Form S-11. (File No. 333-119264), filed on January 11, 2005.)

10.5 (1)
Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Trust’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-119264), filed on November 4, 2004.)

10.6 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.7 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.8 (1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 2, 2013.)

10.9 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.10 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.11 (1)
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

10.14 (1)	Incentive Compensation Plan for Executive Officers. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.15 (1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.16 (1)	Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.40 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.17 (1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.41 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.18 (1)
Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.42 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.19 (1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

10.20 (1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.21 (1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 and 2012 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.22 (1)
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

10.30 (1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.31	Education Realty Trust Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012.)
10.32
Third Amended and Restated Credit Agreement, dated as of September 21, 2011, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 26, 2011.)

10.33 (1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
10.34 (1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
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

10.37 (1)(2)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan
10.38 (1)(2)	Education Realty Trust, Inc. Annual Incentive Plan
10.39 (1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust's Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

11	Statement Regarding Computation of Per Share Earnings (included within Annual Report on Form 10-K).
12 (2)	Statement Regarding Computation of Ratios
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
21.1 (2)	List of Subsidiaries of the Trust
23.1 (2)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
23.2 (3)	Consent of Independent Auditors, Dixon Hughes Goodman LLP , filed herewith
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1 (3)	Financial statements of University Village- Greensboro, LLC for the year ended December 31, 2012
101. (2)	INS XBRL Instance Document*
SCH XBRL Taxonomy Extension Schema Document*
CAL XBRL Taxonomy Extension Calculation Linkbase Document*
LAB XBRL Taxonomy Extension Label Linkbase Document*
.PRE XBRL Taxonomy Extension Presentation Linkbase Document* (
DEF XBRL Taxonomy Extension Definition Linkbase Document* (2

(1)	Denotes a management contract or compensatory plan, contract or arrangement.
(2)	Previously filed

*
Attached as Exhibit 101 to the Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.
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