Form 10-Q
period 2013-03-31
Education Realty Trust, Inc.
filed 2013-05-07
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 3, 2013, the latest practicable date, the Registrant had outstanding 114,020,736 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2013 and December 31, 2012	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2013 and 2012	3

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2013 and 2012	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	41

Item 4. Controls and Procedures.	41

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	42

Item 1A. Risk Factors.	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	42

Item 3. Defaults Upon Senior Securities.	42

Item 4. Mine Safety Disclosures.	42

Item 5. Other Information.	42

Item 6. Exhibits.	43

Signatures	44

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Assets:
Collegiate housing properties, net	$1,074,400	$1,061,002
Assets under development	193,295	159,264
Corporate office furniture, net	3,068	3,007
Cash and cash equivalents	14,508	17,039
Restricted cash	7,031	6,410
Student contracts receivable, net	551	708
Receivable from managed third parties	664	629
Notes receivable	21,000	21,000
Goodwill and other intangibles, net	3,861	4,455
Other assets	38,550	51,173
Total assets	$1,356,928	$1,324,687
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$420,645	$398,846
Unsecured revolving credit facility	96,633	79,000
Accounts payable	1,523	1,749
Accrued expenses	49,805	55,374
Deferred revenue	16,907	17,964
Total liabilities	585,513	552,933

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	9,014	8,944

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 113,762,914 and 113,062,452 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,139	1,131
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	846,088	849,878
Accumulated deficit	(89,978)	(93,287)
Total Education Realty Trust, Inc. stockholders’ equity	757,249	757,722
Noncontrolling interests	5,152	5,088
Total equity	762,401	762,810
Total liabilities and equity	$1,356,928	$1,324,687
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenues:
Collegiate housing leasing revenue	$41,404	$31,631
Third-party development consulting services	391	328
Third-party management services	969	853
Operating expense reimbursements	3,858	2,118
Total revenues	46,622	34,930
Operating expenses:
Collegiate housing leasing operations	18,589	13,746
Development and management services	1,771	1,616
General and administrative	2,023	2,117
Depreciation and amortization	11,128	7,872
Ground lease expense	1,588	1,511
Reimbursable operating expenses	3,858	2,118
Total operating expenses	38,957	28,980
Operating income	7,665	5,950
Nonoperating expenses:
Interest expense	4,054	4,110
Amortization of deferred financing costs	420	348
Interest income	(119)	(21)
Total nonoperating expenses	4,355	4,437
Income before equity in earnings of unconsolidated entities, income taxes and discontinued operations	3,310	1,513
Equity in (losses) of unconsolidated entities	(20)	(263)
Income before income taxes and discontinued operations	3,290	1,250
Income tax (benefit)	(237)	(75)
Income from continuing operations	3,527	1,325
Income (loss) from discontinued operations	(49)	789
Net income	3,478	2,114
Less: Net income attributable to the noncontrolling interests	169	226
Net income attributable to Education Realty Trust, Inc.	$3,309	$1,888

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.03	$0.01
Discontinued operations	—	0.01
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.03	$0.02
Weighted average shares of common stock outstanding – basic	113,635	92,839
Weighted average shares of common stock outstanding – diluted	114,673	93,937
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$3,358	$1,107
Income (loss) from discontinued operations, net of tax	(49)	781
Net income attributable to Education Realty Trust, Inc.	$3,309	$1,888
Distributions per share of common stock	$0.10	$0.07
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354
Proceeds from issuances of common stock, net of offering costs	2,003,709	20	20,638	—	—	20,658
Amortization of restricted stock	6,550	—	184	—	—	184
Cash dividends	—	—	(6,465)	—	—	(6,465)
Return of equity to noncontrolling interests	—	—	—	—	(321)	(321)
Contributions from noncontrolling interests	—	—	—	—	218	218
Net income (loss)	—	—	—	1,888	(14)	1,874
Balance, March 31, 2012	93,810,947	$938	$677,014	$(99,820)	$1,370	$579,502

Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$5,088	$762,810
Proceeds from issuances of common stock, net of offering costs	710,000	8	7,478	—	—	7,486
Amortization of restricted stock	(9,538)	—	80	—	—	80
Cash dividends	—	—	(11,348)	—	—	(11,348)
Contributions from noncontrolling interests	—	—	—	—	65	65
Net income (loss)	—	—	—	3,309	(1)	3,308
Balance, March 31, 2013	113,762,914	$1,139	$846,088	$(89,978)	$5,152	$762,401

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Operating activities:
Net income	$3,478	$2,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,128	7,872
Depreciation included in discontinued operations	—	787
Loss on disposal of assets	12	4
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,093	1,061
Amortization of deferred financing costs	421	348
Amortization of unamortized debt premiums	(190)	(115)
Distributions of earnings from unconsolidated entities	37	49
Noncash compensation expense related to stock-based incentive awards	552	280
Equity in losses of unconsolidated entities	20	263
Change in operating assets and liabilities	3,308	(11)
Net cash provided by operating activities	19,859	12,652
Investing activities:
Property acquisitions, net of cash acquired	—	(22,948)
Purchase of corporate furniture and fixtures	(106)	(803)
Restricted cash	(621)	(313)
Insurance proceeds on property losses	10,459	—
Investment in collegiate housing properties	(2,072)	(2,861)
Earnest money deposits	(125)	—
Investment in assets under development	(62,032)	(30,245)
Distributions from unconsolidated entities	—	45
Investments in unconsolidated entities	(1,351)	—
Net cash used in investing activities	(55,848)	(57,125)
Financing activities:
Payment of mortgage and construction notes	(1,180)	(35,051)
Payment of offering costs	(98)	(215)
Debt issuance costs	(2,199)	(26)
Borrowing on long-term debt	23,170	11,002
Repayments of line of credit	(5,000)	—
Borrowings on line of credit	22,633	—
Proceeds from common stock offering	7,584	20,866
Dividends and distributions paid to common and restricted stockholders	(11,348)	(6,465)
Dividends and distributions paid to noncontrolling interests	(104)	(146)
Net cash provided by (used in) financing activities	33,458	(10,035)
Net decrease in cash and cash equivalents	(2,531)	(54,508)
Cash and cash equivalents, beginning of period	17,039	75,813
Cash and cash equivalents, end of period	$14,508	$21,305

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Supplemental disclosure of cash flow information:
Interest paid	$5,310	$5,076
Income taxes paid	$150	$1
Supplemental disclosure of noncash activity:
Redemption of redeemable noncontrolling interests from unit holder	$—	$424

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

The Trust also provides real estate facility management, development and other advisory services through the following wholly-owned subsidiaries of the Operating Partnership:

•	EdR Management Inc. (the “Management Company”), a Delaware corporation performing collegiate housing management activities; and

•	EdR Development LLC (the “Development Company”), a Delaware limited liability company providing development consulting services for third party collegiate housing communities.

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of March 31, 2013, the Trust had no cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Notes receivable

During the year ended December 31, 2012, the Trust entered in to a mezzanine loan and purchase option agreement with Landmark Properties Holdings, LLC ("Landmark") for the purpose of developing a cottage-style collegiate housing community at Pennsylvania State University in State College, Pennsylvania. The community will be wholly owned by Landmark and a construction loan will be used to fund 80% of the development. The Trust provided $3.0 million of mezzanine financing at an interest rate of 10% per annum and was granted an option to purchase the community in 2013, 2014 or 2015. As of March 31, 2013 and December 31, 2012, the mezzanine financing is recorded in notes receivable in the accompanying condensed consolidated balance sheets. In the event the Trust does not exercise the purchase option by 2015, the mezzanine loan will be due at the earlier of when written notice is received by Landmark from the Trust or when the construction loan is repaid. The mezzanine loan is secured by 100% of Landmark's equity interest in the Pennsylvania State University development and Landmark's equity interest in the joint venture currently being developed near the University of Mississippi campus (see Note 7).

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. As of March 31, 2013 and December 31, 2012, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to March 31, 2013, the Trust would have recognized development services revenue net of costs of $1.9 million, guarantee fee revenue of $3.0 million and interest income of $4.2 million since the commencement of the project.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the three months ended March 31, 2013 and 2012, three properties were classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. All three of these properties were sold by December 31, 2012 (see Note 8).

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

Ground leases

In conjunction with certain acquisitions, the Trust has entered into long-term ground leases which require an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the three months ended March 31, 2013 and 2012, the Trust recognized $1.6 million and $1.5 million in rent expense, respectively, in the accompanying condensed consolidated statement of operations related to these ground leases.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures and limited liability companies using the equity method whereby the cost of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures and limited liability companies are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying condensed consolidated balance sheets (see Note 3).

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

On August 14, 2012, the Trust completed a follow-on offering of 17.3 million shares of its common stock, which included 2.3 million shares purchased by the underwriters pursuant to an option to purchase additional shares. The Trust received approximately $180.9 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used a portion of the net proceeds to repay the unsecured revolving credit facility (see Note 4) and to fund the acquisition of The Province at East Carolina University, The District on 5th serving the University of Arizona, Campus Village serving Michigan State University, The Province at Kent State serving Kent State University and The Suites at Overton Park and The Centre at Overton Park both serving Texas Tech University (see Note 7).

On September 20, 2011, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2012, the Trust had sold 4.8 million shares of common stock under the equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50 million. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of March 31, 2013, the Trust had sold 0.8 million shares of common stock under the 2012 agreements for net proceeds of approximately $8.7 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date.  The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. There was no compensation expense recorded for the three months ended March 31, 2013. For the three months ended March 31, 2012, total compensation expense relating to the ESPP was $7,117.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of March 31, 2013 and December 31, 2012, the Trust had net unamortized debt premiums of $2.9 million and $3.1 million, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

Income taxes

The Trust qualifies as a REIT under the Code. The Trust is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its REIT income for each tax year to its stockholders and meets certain other requirements. If the Trust fails to qualify as a REIT for any taxable year, the Trust will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

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

The Trust had no unrecognized tax benefits as of March 31, 2013 and 2012. As of March 31, 2013, the Trust did not expect to record any unrecognized tax benefits. The Trust and its subsidiaries file federal and state income tax returns. As of March 31, 2013, open tax years generally included 2009, 2010, 2011 and 2012. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of March 31, 2013 and 2012, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of March 31, 2013, the Trust had entered into four joint venture agreements to develop, own and manage properties near Duke University, The University of Alabama, Arizona State University – Downtown Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for these joint ventures using the consolidation method of accounting. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2013, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.  During the three months ended March 31, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

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

 The following table reconciles the basic and diluted weighted average shares for the three months ended March 31, 2013 and 2012:

	2013	2012
Basic weighted average shares of common stock outstanding	113,635,485	92,838,737
Operating Partnership Units	830,342	891,075
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	114,673,084	93,937,069

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through March 31, 2013. The carrying value of goodwill was $3.1 million as of March 31, 2013 and December 31, 2012, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.8 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This recognition typically occurs after construction is complete. There was no cost savings revenue recognized for the three months ended March 31, 2013. For the three months ended March 31, 2012, there was $0.2 million of revenue recognized related to cost savings agreements on development projects.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. The fair values of these assets are determined using discounted cash flow models, market appraisals if available, and other market participant data. There was no impairment recorded as of March 31, 2013 and December 31, 2012.

Financial assets and liabilities that are not measured at fair value in our condensed consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses. The tables below summarize the carrying amounts and fair values of these financial instruments as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,429	$—
Unsecured revolving credit facility	96,633	—	96,633	—
Variable rate mortgage and construction loans	148,382	—	148,382	—
Fixed rate mortgage and construction loans	269,385	—	288,105	—

	As of December 31, 2012
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,772	$—
Unsecured revolving credit facility	79,000	—	79,000	—
Variable rate mortgage and construction loans	125,436	—	125,436	—
Fixed rate mortgage and construction loans	270,342	—	290,409	—

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

3. Investments in unconsolidated entities

During the three months ended March 31, 2013, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures. The Trust participates in major operating decisions of these joint ventures; therefore, the equity method of accounting is used to account for these investments.

•	1313 5th Street MN Holdings, LLC, a Delaware limited liability company, 50% owned by the Operating Partnership;

•	Joint investment in land, 50% owned by the Operating Partnership;

•	Elauwit Networks, a South Carolina limited liability company, 10% owned by the Operating Partnership; and

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership;

During the three months ended March 31, 2012, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures.

•University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership; and
•WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In thousands)
Results of Operations:
Revenues	$948	$1,172
Net loss	(79)	(2,189)
Equity in earnings (losses) of unconsolidated entities	$(20)	$(263)

As of March 31, 2013 and December 31, 2012, the Trust had $13.1 million and $11.7 million in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of March 31, 2013 and December 31, 2012, the Trust had $1.6 million and $1.5 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2013, our borrowing base was $375.0 million, and we had $96.6 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $278.4 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of March 31, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.66%. If amounts are drawn down, due to the fact the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of March 31, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Mortgage and construction debt

As of March 31, 2013, the Trust had outstanding mortgage and construction indebtedness of $417.8 million (excluding an unamortized debt premium of $2.9 million, as described in Note 2). Of the total, $112.2 million and $36.2 million relate to variable rate construction and mortgage debt, respectively, which is described below, and $48.3 million relates to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities described below. The remaining $221.1 million pertains to fixed rate mortgage debt that includes $34.8 million of debt that is secured by underlying collegiate housing properties bearing interest at fixed rates ranging from 4.92% to 5.99% and $186.3 million pertains to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of March 31, 2013.

In December 2012, in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities, both adjacent to Texas Tech University in Lubbock, Texas, the Trust assumed $25.1 million and $23.3 million of fixed rate mortgage debt, respectively. The loan for the Suites at Overton Park bears interest at 4.2% and initially matures on April 1, 2016. The loan for the Centre at Overton Park bears interest at 5.6% and initially matures on January 1, 2017. If no event of default has occurred by the initial maturity dates the Trust has the option to extend the maturity dates one year at a base rate plus a 2.5% margin. Principal and interest are paid on a monthly basis for both loans.

As of March 31, 2013, the Trust had outstanding variable rate mortgage debt of $36.2 million that was assumed in connection with the acquisition of the GrandMarc at Westberry collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of March 31, 2013, the interest rate applicable to the loan was 4.95%.

As of March 31, 2013, the Trust had borrowed $23.4 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of March 31, 2013, the interest rate applicable to the loan was 2.46%. On October 30, 2015, if certain conditions for extension are met, the Trust has the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, the Trust has the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2013, the Trust had borrowed $33.1 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of March 31, 2013, the interest rate applicable to the loan was 2.61%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2013, the Trust had $8.5 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of March 31, 2013, the interest rate applicable to the loan was 1.31%.

As of March 31, 2013, the Trust had $12.3 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of March 31, 2013, the interest rate applicable to the loan was 2.16%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2013, the Trust had borrowed $17.6 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of March 31, 2013, the interest rate applicable to the loan was 2.31%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of March 31, 2013, the Trust had borrowed $17.3 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University - Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of March 31, 2013, the interest rate applicable to the loan was 2.46%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

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

The scheduled maturities of outstanding mortgage and construction indebtedness as of March 31, 2013 are as follows:

Fiscal Year Ending	(In thousands)
2013 (9 months ending December 31, 2013)	$36,765
2014	73,700
2015	69,719
2016	91,729
2017	39,757
Thereafter	106,097
Total	417,767
Debt premium	2,878
Outstanding as of March 31, 2013, net of debt premium	$420,645

As of March 31, 2013, the outstanding mortgage and construction debt had a weighted average interest rate of 4.72% and carried a weighted average term to maturity of 3.3 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Discontinued operations are not included in segment reporting as management addresses those items on a corporate level. The following table represents segment information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013						Three Months Ended March 31, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$41,404	$—	$—	$—	$41,404	$31,631	$—	$—	$—	$31,631
Third-party development consulting services	—	391	—	—	391	—	450	—	(122)	328
Third-party management services	—	—	969	—	969	—	—	853	—	853
Operating expense reimbursements	—	—	—	3,858	3,858	—	—	—	2,118	2,118
Total segment revenues	41,404	391	969	3,858	46,622	31,631	450	853	1,996	34,930
Segment operating expenses:
Collegiate housing leasing operations	18,589	—	—	—	18,589	13,746	—	—	—	13,746
General and administrative	—	1,127	644	—	1,771	—	876	697	(17)	1,556
Reimbursable operating expenses	—	—	—	3,858	3,858	—	—	—	2,118	2,118
Total segment operating expenses	18,589	1,127	644	3,858	24,218	13,746	876	697	2,101	17,420
Segment net operating income (loss) (1)	$22,815	$(736)	$325	$—	$22,404	$17,885	$(426)	$156	$(105)	$17,510

Total segment assets as of March 31, 2013 and December 31, 2012 (2)	$1,292,499	$6,004	$10,978	$—	$1,309,481	$1,257,476	$5,695	$10,218	$—	$1,273,389

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the three months ended March 31:

	2013	2012
Net operating income for reportable segments	$22,404	$17,510
Other unallocated general and administrative expenses	(2,023)	(2,177)
Depreciation and amortization	(11,128)	(7,872)
Ground leases	(1,588)	(1,511)
Nonoperating expenses	(4,355)	(4,437)
Equity in earnings (losses) of unconsolidated entities	(20)	(263)
Income before income taxes and discontinued operations	$3,290	$1,250

(2)	The increase in segment assets related to collegiate housing leasing is primarily related to the continued development of eleven communities for ownership by the Trust.

6. Commitments and contingencies

In July 2012, the Trust's 3949 community located in St. Louis, Missouri was destroyed by a fire, which is currently in the process of being rebuilt.  This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies.  Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period.  Management anticipates that the gain will be recorded during 2013, once all contingencies have been resolved and the amount of the gain is determinable.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of March 31, 2013, the mortgage debt on this community was repaid (see Note 4), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.2 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee of which the carrying value approximates fair value. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project has a $2.5 million reserve to fund any operating or debt service shortfalls that is replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of March 31, 2013 and December 31, 2012, $32.7 million and $22.7 million, respectively, had been drawn on the construction loan of which $9.3 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of March 31, 2013 and December 31, 2012, the Trust had reimbursable predevelopment costs of $2.1 million and $3.5 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

7. Acquisition and development of real estate investments

During the year ended December 31, 2012, the Trust completed the following seven collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Reserve on Stinson (1)	University of Oklahoma Norman, Oklahoma	Jan 2012	612	204	$22,954
The Province	East Carolina University Greenville, North Carolina	Sept 2012	728	235	$50,000
The District on 5th	University of Arizona Tucson, Arizona	Oct 2012	764	208	$66,442
Campus Village (2)	Michigan State University East Lansing, Michigan	Oct 2012	355	106	$20,900
The Province	Kent State University Kent, Ohio	Nov 2012	596	246	$45,000
The Suites at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	465	298	$37,000
The Centre at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	401	278	$37,000

(1)	The Operating Partnership had a 10% equity investment in the entity that previously owned The Reserve on Stinson collegiate housing community and also managed the property prior to the acquisition.

(2)
The Trust entered into a 32-year ground lease, with the option to extend the lease 20 additional years subject to certain conditions, which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the consumer price index for the life of the lease.

Combined acquisition costs for these purchases were $1.1 million. The Trust funded these acquisitions with assumed debt of $48.5 million and existing cash, including cash proceeds generated by the August 2012 and November 2011 common stock offerings and sales of collegiate housing communities. A summary follows of the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Province at East Carolina	The District on 5th	The Suites and Centre at Overton Park	Other	Total
Collegiate housing properties	$49,609	$65,997	$76,678	$88,129	$280,413
Other assets	502	475	4,830	971	6,778
Current liabilities	(531)	(545)	(1,651)	(1,356)	(4,083)
Mortgage debt	—	—	(51,625)	—	(51,625)
Total net assets acquired	$49,580	$65,927	$28,232	$87,744	$231,483

The amounts of the 2012 acquisitions’ revenue and net income (loss) included in the Trust’s accompanying condensed consolidated statement of operations for the three months ended March 31, 2012, and the unaudited pro forma revenue and net income (loss) of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 3/31/12	$651	$85	$—
2012 supplemental pro forma for 1/1/12 – 3/31/12(1)	$38,172	$3,346	$0.04
2011 supplemental pro forma for 1/1/11 – 3/31/11(1)	$30,794	$(409)	$(0.01)

(1)
Supplemental pro forma earnings for the three months ended March 31, 2012 were adjusted to exclude $1.1 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the three months ended March 31, 2011 were adjusted to include these charges.

Also in 2012, the Trust purchased the land and parking garage associated with the University Towers residence hall for $7.5 million and simultaneously terminated the ground lease.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing community near Duke University. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2013, the Trust and Javelin 19 had incurred $6.1 million in costs for the project. During the three months ended March 31, 2013, the Trust capitalized interest costs of $0.1 million and capitalized internal development project costs of approximately $16,854. The community is expected to open in the summer of 2014.

In July 2012, the 3949 collegiate housing community at Saint Louis University was damaged by fire. The Trust is in the process of rebuilding this community. As of March 31, 2013, the Trust had incurred $12.6 million in costs for the project. During the three months ended March 31, 2013, the Trust capitalized internal development costs of $2,968.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University - Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2013, the Trust and Summa West, LLC had incurred $38.5 million in costs for the project. During the three months ended March 31, 2013 and 2012, the Trust capitalized interest costs of approximately $0.2 million and $0.1 million, respectively, and internal development project costs of approximately $16,754 and $0.1 million, respectively, related to the development. The community is expected to open in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2013, the Trust and Landmark Properties had incurred $29.4 million in costs for the project. During the three months ended March 31, 2013 and 2012, the Trust capitalized interest costs of approximately $0.1 million and $32,195, respectively, and internal development project costs of approximately $8,829 and $3,842, respectively, related to the development. The community is expected to open in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of March 31, 2013, the Trust had incurred $31.0 million in costs for Phase I and II of the project, with Phase I expected to open in the summer of 2013 and Phase II in the summer of 2014. During the three months ended March 31, 2013 and 2012, the Trust capitalized interest costs of approximately $0.2 million and $972, respectively, and internal development project costs of approximately $0.1 million for both periods related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2014. As of March 31, 2013, the Trust had incurred $2.5 million in project costs. During the three months ended March 31, 2013 and 2012, the Trust capitalized interest costs of approximately $9,531 and $1,139, respectively, and internal development project costs of approximately $14,120 and $3,458, respectively, related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of March 31, 2013, the Trust had incurred $53.0 million in costs for the project, which is expected to open in the summer of 2013. During the three months ended March 31, 2013 and 2012, the Trust capitalized interest costs of approximately $0.5 million and $0.1 million, respectively, and internal development project costs of approximately $22,266 and $37,144, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust will develop, own and manage the collegiate housing communities in these first two phases and both phases will include commercial and residential offerings.
The first phase opened in August 2012 and second phase is scheduled to be completed in the summer of 2013. As of March 31, 2013, the Trust had incurred $20.2 million in project costs for the second phase. During the three months ended March 31, 2013 and 2012, the Trust capitalized interest costs of $0.1 million and $0.2 million, respectively, and internal development project costs of approximately $19,948 and $29,302, respectively, related to the development.

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

Accordingly, the results of operations of all three properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria.

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

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Collegiate housing leasing revenue	$—	$2,975
Collegiate housing leasing operating expenses	(49)	(1,399)
Depreciation and amortization	—	(787)
Interest expense	—	—
Amortization of deferred financing costs	—	—
Noncontrolling interests	—	(8)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(49)	$781
Gain on sale of collegiate housing property	—	—
Noncontrolling interests	—	—
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$—	$—

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 Plan, as well as 3,147,500 additional shares. As of March 31, 2013, the Trust had 3,249,548 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the compensation committee of the Board determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded shares of restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of March 31, 2013 and December 31, 2012, unearned compensation related to restricted stock totaled $1.5 million and $1.0 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2013 and 2012, compensation expense of $0.2 million was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2013 and January 1, 2012, the Trust adopted the 2013 Long-Term Incentive Plan (the “2013 LTIP”) and 2012 Long-Term Incentive Plan (the “2012 LTIP”), respectively. The purpose of the 2013 LTIP and 2012 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2013 and 2012, the Trust issued 65,791 and 70,595, respectively, of time vested restricted stock to executives and key employees under the 2013 LTIP and 2012 LTIP. The restricted stock granted under the 2013 LTIP and the 2012 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive distributions on the RSUs. On January 1, 2013, the Trust granted 122,180 performance vested RSUs to executives and key employees under the 2013 LTIP described above. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance vested RSUs to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting. As of March 31, 2013 and December 31, 2012, unearned compensation related to RSUs totaled $1.8 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the three months ended March 31, 2013 and 2012, compensation expense of $0.2 million was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of RSUs.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was $0.6 million and $0.5 million, respectively. A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2013 is as follows:

Stock
Awards(1)
Outstanding as of December 31, 2012	1,052,051
Granted	187,971
Retired	(36,201)
Outstanding as of March 31, 2013	1,203,821
Vested as of March 31, 2013	749,558

(1)	Includes restricted stock and RSU awards where a specific amount of RSUs were granted.

10. Subsequent events

Our Board declared a distribution of $0.10 per share of common stock for the quarter ended March 31, 2013. The distribution is payable on May 15, 2013 to stockholders of record at the close of business on April 30, 2013.

In April 2013, the Trust entered into a presale agreement with a private developer that obligates the Trust to purchase a newly developed collegiate housing community adjacent to Florida International University for $43.5 million as long as the developer completes the project in time for fall 2014 occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II, Item 1A. Risk Factors” below. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

All references to “we,” “our,” “us,” “EdR,” “Trust” and the “Company” in this Report mean Education Realty Trust, Inc. and its consolidated subsidiaries including Education Realty Operating Partnership, LP (the "Operating Partnership"), except where it is made clear that the term means only Education Realty Trust, Inc.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.8% of our total revenues, excluding operating expense reimbursements, for the three months ended March 31, 2013. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore typically equivalent to the number of beds occupied rather than the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months' rent.

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

Development consulting services

For the three months ended March 31, 2013, revenue from our development consulting services represented approximately 0.9% of our total revenues, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2013, revenue from our management services segment represented approximately 2.3% of our total revenues, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses that we pay on behalf of third party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the three months ended March 31, 2013, same-community revenue per available bed of $506 was flat to the same period in the prior year and same-community physical occupancy decreased to 91.1%, compared to 94.8% for the three months ended March 31, 2012. We define our same-community portfolio as properties that were owned and operating for the full three months ended March 31, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trends.

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

As of April 21, 2013, same-community preleasing for the 2013/2014 lease term was 410 basis points ahead of the same period in the prior year in occupancy with 63.3% of beds preleased for the fall. Net rental rates for the 2013/2014 lease term are projected to be 2.2% ahead of the prior lease term.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011. For the year ended December 31, 2012, third-party development revenue was $0.8 million. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s owned active development projects, the completion of our participating development during the second quarter of 2012 and the completion of two third-party developments in the first quarter of 2012. Furthermore, the Trust currently has one active third-party development at Mansfield University of Pennsylvania scheduled to open in summer of 2013 and four third-party developments scheduled to begin in the spring/summer of 2013 at Clarion University of Pennsylvania, East Stroudsburg University of Pennsylvania, West Chester University of Pennsylvania and Wichita State University.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE Plan SM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have a similar program and to date the Trust has four ONE Plan SM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky (“UK”) to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of such to more than 9,000 beds within five to seven years (the "UK Campus Housing Revitalization Plan"). The UK Campus Housing Revitalization Plan is being financed through The ONE PlanSM with the Trust leasing, managing and operating the communities. Construction of phase I of the UK Campus Revitalization Plan, a 601-bed community called Central Hall is proceeding as planned and is on schedule for a summer of 2013 opening. At the same time, construction of phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, is well underway for a summer 2014 opening. The Trust and UK officials continue to work collaboratively on phase III, which is expected to cost slightly over $100 million and include 1,610 beds for delivery in summer 2015. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for our Company. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

For the last four years, same-community operating expenses have either declined or increased no more than 2.9%. For the three months ended March 31, 2013, same-community operating expenses increased 5.7% compared to the same period in the prior year. This increase was mainly driven by higher marketing costs and real estate taxes. We expect full year same-community operating expenses to increase between 2.5% and 3.5%, which is in line with our expectation and a reasonable level of growth for the foreseeable future.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we began reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs, and previous periods presented have been reclassified for consistent presentation and comparability. We believe the new presentation improves comparability within the industry and better reflects the total cost to operate a property, as we do not include management fees in our property operating expenses. G&A costs for the three months ended March 31, 2013 were $1.8 million, before development pursuit costs and acquisition costs, a decrease of $0.2 million, or 8.8%, when compared to the same period in the prior year. This decrease reflects better leverage of our overhead costs over our larger portfolio.

Asset Repositioning and Capital Recycling

We continue to reposition and improve our owned portfolio as follows:

•	In 2010 and 2011, we sold twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry;

•
In 2011, we purchased $256.0 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and Saint Louis University;

•
In 2012, we sold three communities, The Reserve at Star Pass and NorthPointe both serving the University of Arizona and The Reserve on Frankford serving Texas Tech University for net cash proceeds of approximately $67.2 million (see Note 8 to the accompanying condensed consolidated financial statements);

•
In 2012, we purchased the following collegiate housing communities: The Province, adjacent to East Carolina University, for $50.0 million in cash; The District on 5th, within walking distance of the University of Arizona, for $66.4 million in cash; Campus Village, adjacent to Michigan State University, for $20.9 million in cash; The Province, adjacent to Kent State University, for $45.0 million in cash; and The Centre and The Suites at Overton Park, both adjacent to Texas Tech University, for $25.5 million in cash and $48.5 million in assumed debt (see Note 7 to the accompanying condensed consolidated financial statements);

•
We have eleven active development projects that we are developing for our ownership with anticipated aggregate project costs of $390.1 million within walking distance of universities such as Arizona State University, University of Connecticut, University of Mississippi, the University of Colorado and Duke University and directly on the campuses of University of Kentucky and the University of Texas at Austin (see Note 7 to the accompanying condensed consolidated financial statements);

•	Over the last three years we have improved our portfolio’s median distance to edge of campus to 0.2 miles; and

•	Over the last three years we have increased our average rental rate to $571 per bed.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table presents the results of operations for the Trust for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013					Three Months Ended March 31, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$41,404	$—	$—	$—	$41,404	$31,631	$—	$—	$—	$31,631
Third-party development consulting services	—	391	—	—	391	—	450	—	(122)	328
Third-party management services	—	—	969	—	969	—	—	853	—	853
Operating expense reimbursements	—	—	—	3,858	3,858	—	—	—	2,118	2,118
Total segment revenues	41,404	391	969	3,858	46,622	31,631	450	853	1,996	34,930
Segment operating expenses:
Collegiate housing leasing operations	18,589	—	—	—	18,589	13,746	—	—	—	13,746
General and administrative	—	1,127	644	—	1,771	—	876	697	(17)	1,556
Reimbursable operating expenses	—	—	—	3,858	3,858	—	—	—	2,118	2,118
Total segment operating expenses	18,589	1,127	644	3,858	24,218	13,746	876	697	2,101	17,420
Segment net operating income (loss) (1)	$22,815	$(736)	$325	$—	$22,404	$17,885	$(426)	$156	$(105)	$17,510

(1)The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the three months ended March 31:

	2013	2012
Net operating income for reportable segments	$22,404	$17,510
Other unallocated general and administrative expenses	(2,023)	(2,177)
Depreciation and amortization	(11,128)	(7,872)
Ground leases	(1,588)	(1,511)
Nonoperating expenses	(4,355)	(4,437)
Equity in earnings (losses) of unconsolidated entities	(20)	(263)
Income before income taxes and discontinued operations	$3,290	$1,250

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31, 2013 (9)	Three months ended March 31, 2012 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	91.9%	94.7%	(280)	bps
Economic (2)	90.5%	94.1%	(360)	bps
NarPAB (3)	$514	$486	$28
Other income per avail. bed (4)	$38	$26	$12
RevPAB (5)	$552	$512	$40
Operating expense per bed (6)	$248	$222	$(26)
Operating margin (7)	55.1%	56.5%	(140)	bps
Design Beds (8)	75,000	61,809	13,191
Same communities (10):
Occupancy
Physical (1)	91.1%	94.8%	(370)	bps
Economic (2)	89.4%	94.3%	(490)	bps
NarPAB (3)	$480	$481	$(1)
Other income per avail. bed (4)	$26	$25	$1
RevPAB (5)	$506	$506	$—
Operating expense per bed (6)	$228	$216	$(12)
Operating margin (7)	54.9%	57.3%	(240)	bps
Design Beds (8)	60,942	60,921	21

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	Excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full three months ended March 31, 2013 and 2012.

Total revenue in the collegiate housing leasing segment was $41.4 million for the three months ended March 31, 2013. This represents an increase of $9.8 million, or 30.9%, from the same period in 2012 and is primarily related to the purchase of 10 new communities discussed in the accompanying condensed consolidated financial statements, which added more than 5,200 beds to the portfolio.

Operating expenses in the collegiate housing leasing segment increased $4.8 million, or 35.2%, to $18.6 million for the three months ended March 31, 2013 as compared to the same period in 2012. The 10 new communities discussed above added $4.1 million of operating expenses over the same period in the prior year. Same-community operating expenses increased $0.7 million, or 5.7%, over the same period in the prior year mainly due to higher marketing costs and real estate taxes.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended March 31, 2013 and 2012:

			Segment Revenues
Project	Beds	Fee Type	2013	2012	Difference
			(In thousands)
Centennial Hall	454	Development fee	$—	$182	$(182)
East Stroudsburg University	969	Development fee	—	113	(113)
Mansfield University of Pennsylvania	634	Development fee	—	33	(33)
Mansfield University of Pennsylvania - Phase II	684	Development fee	363	—	363
West Chester University of Pennsylvania - Phase II	653	Development fee	28	—	28
Third-party development consulting services revenue			391	328	63
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	—	122	(122)
Development consulting services total			$391	$450	$(59)

Development consulting services revenue decreased $0.1 million, or 13.1%, to $0.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. This decrease is primarily due to completion of the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) early in the third quarter of 2012. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development with an initial fixed interest rate of 10%, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column. Third-party development consulting revenue remained relatively flat to the prior year as detailed in the table above.

G&A costs for our development consulting services segment increased $0.3 million, or 28.7%, for the three months ended March 31, 2013 compared to the same period in the prior year. This increase is primarily attributable to the increase in active development projects with three new projects expected to begin in the summer of 2013. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue increased $0.1 million, or 13.6%, for the three months ended March 31, 2013 as compared to the same period in the prior year. This increase is due to two additional management contracts added in 2012 which includes the Science + Technology Park at Johns Hopkins discussed above, for which development was completed and a management contract was entered into, and a net increase in fees from existing contracts offset by the loss of one management contract due to the sale of the community.

G&A costs for our management services segment remained relatively flat for the first quarter of 2013 compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $3.3 million, or 41.4%, during the three months ended March 31, 2013 over the same period in the prior year. This increase relates mainly to the purchase of 10 new properties as discussed above.

Equity in earnings of unconsolidated entities

Equity in earnings (losses) of unconsolidated entities represents our share of the net income or loss related to investments in unconsolidated entities that own collegiate housing entities. For the three months ended March 31, 2013, equity in earnings (losses) of unconsolidated entities increased $0.2 million compared to the same period in the prior year. This increase is primarily related to our share of the loss related to The Reserve on Stinson joint venture, which was sold during the first quarter of 2012 (see Note 3 to the accompanying consolidated financial statements).

Non-GAAP Measures

Funds from Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, excluding impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and by the October 2011 guidance), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. We believe that net income is the most directly comparable GAAP measure to FFO available to stockholders and unitholders. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Education Realty Trust, Inc.	$3,309	$1,888
Real estate related depreciation and amortization	11,083	8,563
Real estate depreciation and amortization included in equity in earnings of investees	48	66
Equity portion of loss on sale of collegiate housing property on equity investees	—	88
Noncontrolling interests	169	241
FFO	14,609	10,846

FFO adjustments:
Acquisition costs	227	167
Straight-line adjustment for ground leases	1,093	1,061
FFO adjustments:	1,320	1,228

FFO on Participating Developments:
Interest on loan to Participating Development	450	455
Development fees on Participating Development, net of costs and taxes	—	62
FFO on Participating Developments:	450	517

Core FFO	$16,379	$12,591

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

The following is a reconciliation of our GAAP operating income to owned community NOI for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Operating income	$7,665	$5,950
Less: Third-party development services revenue	391	328
Less: Third-party management services revenue	969	853
Plus: General and administrative expenses	3,794	3,733
Plus: Ground leases	1,588	1,511
Plus: Depreciation and amortization	11,128	7,872
NOI	$22,815	$17,885

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

The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended March 31, 2013 (in thousands):

	Three months ended March 31, 2013	Plus: Year ended December 31, 2012	Less: Three months ended March 31, 2012	Trailing twelve months ended March 31, 2013
Net income attributable to common shareholders	$3,309	$8,421	$1,888	$9,842
Straight line adjustment for ground leases	1,093	4,364	1,061	4,396
Acquisition costs	227	1,110	167	1,170
Depreciation and amortization	11,128	35,436	7,872	38,692
Depreciation and amortization - discontinued operations	—	2,438	787	1,651
Loss on impairment of collegiate housing assets - discontinued operations	—	88	88	—
Gain on sale of collegiate housing assets - discontinued operations	—	(5,496)	—	(5,496)
Interest expense, net	4,054	14,390	4,110	14,334
Other nonoperating expense	301	932	327	906
Income tax benefit	(237)	(884)	(75)	(1,046)
Non-controlling interests	169	216	226	159
Adjusted EBITDA	$20,044	$61,015	$16,451	$64,608

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2013, our borrowing base was $375.0 million, and we had $96.6 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $278.4 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of March 31, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.66%.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of FFO except to comply with the legal requirements to maintain its status as a REIT. As of March 31, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

As of March 31, 2013, we had outstanding mortgage and construction indebtedness of $417.8 million (excluding an unamortized debt premium of $2.9 million). Of the total, $112.2 million and $36.2 million relate to variable rate construction and mortgage debt, respectively, and $48.3 million relates to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities (see Note 4 to the accompanying condensed consolidated financial statements). The remaining $221.1 million pertains to fixed rate mortgage debt that includes $34.8 million of debt that is secured by underlying collegiate housing properties bearing interest at fixed rates ranging from 4.92% to 5.99% and $186.3 million pertains to the Master Secured Credit Facility that we entered into on December 31, 2008 and expanded on December 2, 2009, which bears interest at a weighted average fixed rate of 5.88%. We were in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of March 31, 2013.

Liquidity outlook and capital requirements

During the three months ended March 31, 2013, we generated $19.9 million of cash from operations, received proceeds of $7.6 million in equity offerings from our at-the-market program, borrowed a net $17.6 million on our unsecured revolving credit facility, borrowed $23.2 million on construction loans and received insurance proceeds of $10.5 million related to the fire at the 3949 collegiate housing community (see Note 6 to the accompanying condensed consolidated financial statements). When combined with $17.0 million of existing cash, we were able to invest $2.1 million of capital into existing communities, invest $62.0 million in assets under development, invest $1.4 million in unconsolidated joint ventures and distribute $11.5 million to our stockholders and unitholders in order to end the quarter with approximately $14.5 million of cash.

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

Distributions for the three months ended March 31, 2013 totaled $11.5 million, or $0.10 per weighted average share/unit, compared to cash provided by operations of $19.9 million, or $0.17 per weighted average share/unit.

Based on our closing share price of $10.53 on March 28, 2013, our total enterprise value was $1.7 billion. With net debt (total debt less cash) of $499.9 million as of March 31, 2013, our debt-to-enterprise value was 29.2% compared to 27.4% as of December 31, 2012. With gross assets of $1.5 billion, which excludes accumulated depreciation of $185.8 million, our debt-to-gross assets ratio was 33.3% as of March 31, 2013 as compared to 31.7% as of December 31, 2012.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offerings in August of 2012 and January and November of 2011, selling 17.3 million shares, 13.2 million shares and 14.4 million shares, respectively, all including the underwriters’ option to purchase additional shares, for net proceeds of $180.9 million, $91.7 million and $124.4 million, respectively. A portion of the net proceeds was used to repay approximately $117.1 million of debt with the remaining proceeds used to fund our current developments and acquisitions, fund acquisitions and developments and for general corporate purposes.

We have an at-the-market equity distribution program as discussed in Note 2 to the accompanying condensed consolidated financial statements. Since the program's inception in 2010, we have sold an aggregate of 11.5 million shares of common stock for net proceeds of approximately $107.2 million. We have used and are using the net proceeds to repay debt, fund our development pipeline, fund potential future acquisitions and for general corporate purposes.

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

In the third quarter of 2012, we completed the sale of NorthPointe, located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $44.0 million. In the fourth quarter of 2012, we completed the sale of Star Pass, also located in Tucson, Arizona for an aggregate sales price of $25.5 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of approximately $67.2 million were used to fund development and acquisition activity and for general working capital purposes.

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

In the third quarter of 2012 we completed the purchase of The Province, near East Carolina University in Greenville, North Carolina for a purchase price of $50.0 million. In the fourth quarter of 2012 we completed the purchase of The District on 5th serving the University of Arizona, Campus Village serving Michigan State University, The Province at Kent State serving Kent State University and The Suites at Overton Park and The Centre at Overton Park both serving Texas Tech University for a combined purchase price of $206.3 million and a total of 2,581 beds (see Note 7 to the accompanying condensed consolidated financial statements). The Trust funded these acquisitions with assumed debt of $48.5 million and existing cash, including cash proceeds generated by the August 2012 common stock offering (see Note 2 to the accompanying condensed consolidated financial statements) and sales of collegiate housing communities as discussed above.

We have eleven active development projects that we are developing for our ownership with anticipated aggregate project costs of $390.1 million (see Note 7 to the accompanying condensed consolidated financial statements). As of March 31, 2013, $189.7 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of March 31, 2013, we were in compliance with all covenants related to our Fourth Amended Revolver.

Commitments

For the three months ended March 31, 2013, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2012, except for the net increase in debt of $39.4 million (see Note 4 to the accompanying condensed consolidated financial statements) and the presale agreement entered into with a private developer that obligates the Trust to purchase a newly developed collegiate housing community for $43.5 million in 2014 as long as the developer meets certain construction deadlines (see Note 10 to the accompanying condensed consolidated financial statements).

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our Board. We may be required to use borrowings under our Fourth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During the third quarter of 2011, our Board increased the annual dividend target by 40% from $0.20 to $0.28 per share/unit becoming effective with the August 16, 2011 dividend. During July of 2012, our Board increased the annual dividend target by 43% from $0.28 to $0.40 per share/unit becoming effective with the August 15, 2012 dividend.

As discussed above, our Board declared a distribution of $0.10 per share of common stock for the quarter ended March 31, 2013. The distribution is payable on May 15, 2013 to stockholders of record at the close of business on April 30, 2013.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of March 31, 2013 the mortgage debt on this community was repaid (see Note 4 to the accompanying condensed consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.2 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7 to the accompanying condensed consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of March 31, 2013 and December 31, 2012, $32.7 million and $22.7 million, respectively, had been drawn on the construction loan of which $9.3 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2013, we had fixed rate debt of $269.4 million. Holding other variables constant, a 100 basis point increase in interest rates would cause an $8.8 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $9.2 million increase in the fair value of our fixed rate debt. As of March 31, 2013, 52.4% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.67% and an average term to maturity of 3.47 years.

As of March 31, 2013, we had $36.2 million of variable rate mortgage debt assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of March 31, 2013, the interest rate applicable to the loan was 4.95%.

As of March 31, 2013, we had borrowed $112.2 million on variable rate construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $8.5 million, $45.4 million and $58.3 million maturing in 2013, 2014 and 2015, respectively. As of March 31, 2013, the weighted average interest rate applicable to these loans was 2.36%.

As of March 31, 2013, we had borrowed $96.6 million on the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of March 31, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.66%.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, we directed the plan administrator to purchase 637 shares of our common stock for approximately $6,986 in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the first quarter of 2013. We also directed the plan administrator to purchase 645 shares of our common stock for approximately $7,020 in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	195	$10.72	—	—
February 1- 28, 2013	903	10.96	—	—
March 1 - 31, 2013	184	10.85	—	—
Total	1,282	$10.93	—	—
(1) All shares were purchased in the open market pursuant to the terms of our DRSPP. Our Board authorized the issuance or purchase of up to 4,000,000 shares of common stock under the DRSPP, which was adopted in June 2008.

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

EDUCATION REALTY TRUST, INC.

Date: May 7, 2013	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: May 7, 2013	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: May 7, 2013	By	/s/ J. Drew Koester
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

10.1
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 2, 2013).

10.2
Fourth Amended and Restated Credit Agreement, dated as of January 14, 2013, among Education Realty Operating Partnership, LP and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 15, 2013).

10.3	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Trust's Annual Report on Form 10-K, filed on March 1, 2013).

10.4	Education Realty Trust, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.38 to the Trust's Annual Report on Form 10-K, filed on March 1, 2013).

12	Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to the Condensed Consolidated Financial Statements.

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