Form 10-K/A
period 2012-12-31
Education Realty Trust, Inc.
filed 2013-06-14
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 3

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

PART II

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

EXPLANATORY NOTE
Amendment No. 1

On March 4, 2013, Education Realty Trust, Inc. (the “Trust”) filed Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”), which was filed on March 1, 2013, solely to provide eXtensible Business Reporting Language (XBRL) interactive data files as Exhibit 101. The Trust furnished Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Amendment No. 2

On April 1, 2013, the Trust filed Amendment No. 2 to the Annual Report on Form 10-K (“Amendment No. 2”), which amends the Trust's 2012 Annual Report. The Trust filed Amendment No. 2 to its 2012 Annual Report to include the financial statements of University Village- Greensboro, LLC (“UV- Greensboro”), an unconsolidated joint venture affiliate of the Trust in accordance with Rule 3-09 of Regulation S-X, which financial statements were not available at the time of filing of the 2012 Annual Report. This Amendment No. 2 did not affect any other items in the 2012 Annual Report.

Amendment No. 3

Subsequent to the issuance of the Trust's 2012 Annual Report, the Trust identified classification errors in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, included in “Item 8. Financial Statements and Supplementary Data”.

As a result, the Trust is filing this Amendment No. 3 to the 2012 Annual Report for the purpose of restating its Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, to correct these classification errors. The restatement does not affect the total net change in cash for each of the three years in the period ended December 31, 2012, and has no impact on the Trust's consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in equity, or previously reported notes to the consolidated financial statements. It also has no impact on the non-GAAP measures referred to as funds from operations, adjusted earnings before interest, taxes, depreciation and amortization or net operating income. Conforming changes have been made to selected financial data (Item 6), management's discussion and analysis of financial condition and results of operations (Item 7), and to revise management's conclusion of the effectiveness of the Trust's disclosure controls and procedures (Item 9A) included in this form 10-K/A. See Notes 17 and 19 to the accompanying consolidated financial statements included in this Amendment No. 3 for further information relating to this restatement.

The Trust has not modified or updated disclosures presented in the 2012 Annual Report, except to reflect the effects of subsequent events described in Note 18 and the restatement as described in Notes 17 and 19. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K. References to the "Form 10-K/A" herein shall refer to the Form 10-K as amended by this Amendment No. 3 to the Form 10-K.

This 10-K/A only amends and restates Items 6,7,8, 9A and 15 solely as a result of, and to reflect the restatement of the classification errors referred to above, and no other information in the 2012 Annual Report is amended hereby. Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 3 as Exhibits 31 and 32.

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

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$131,092	$98,491	$86,347	$82,448	$79,533
Other leasing revenue	—	—	—	—	1,357
Third-party development services	820	4,103	2,483	8,178	8,303
Third-party management services	3,446	3,336	3,189	3,221	3,672
Operating expense reimbursements	9,593	8,604	14,519	9,722	10,796
Total revenues	144,951	114,534	106,538	103,569	103,661
Operating expenses:
Collegiate housing leasing operations	63,194	48,789	44,703	44,904	45,118
General and administrative	14,176	12,316	13,373	10,952	11,481
Depreciation and amortization	35,436	25,961	21,984	19,822	19,656
Ground lease expense	6,395	5,498	1,528	207	105
Loss on impairment	—	—	—	—	388
Reimbursable operating expenses	9,593	8,604	13,603	9,722	10,796
Total operating expenses	128,794	101,168	95,191	85,607	87,544
Operating income	16,157	13,366	11,347	17,962	16,117
Nonoperating expenses	15,322	18,647	19,467	17,851	23,011
Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	835	(5,281)	(8,120)	111	(6,894)
Equity in earnings (losses) of unconsolidated entities	(363)	(447)	(260)	(1,410)	(196)
Income (loss) before income taxes and discontinued operations	472	(5,728)	(8,380)	(1,299)	(7,090)
Income tax expense (benefit)	(884)	(95)	442	1,905	1,102
Income (loss) from continuing operations	1,356	(5,633)	(8,822)	(3,204)	(8,192)
Discontinued operations:
Income (loss) from operations of discontinued operations	1,785	(7,530)	(34,080)	(3,887)	117
Gain on sale of collegiate housing property	5,496	2,388	611	—	—
Income (loss) from discontinued operations	7,281	(5,142)	(33,469)	(3,887)	117
Net income (loss)	8,637	(10,775)	(42,291)	(7,091)	(8,075)

Less: Net income (loss) attributable to the noncontrolling interests	216	239	(233)	164	(128)
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)	$(7,255)	$(7,947)
Earnings per share information:
Income (loss) per share – basic and diluted
Continuing operations	0.01	(0.08)	(0.16)	(0.09)	(0.28)
Discontinued operations	0.07	(0.07)	(0.57)	(0.09)	—
Net income (loss) per share	$0.08	$(0.15)	$(0.73)	$(0.18)	$(0.28)
Weighted average common shares outstanding – basic and diluted	102,317	75,485	57,536	40,496	28,513
Distributions per common share	$0.34	$0.24	$0.20	$0.36	$0.82
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	1,198	(5,916)	(9,095)	(3,486)	(8,059)
Income (loss) from discontinued operations, net of tax	7,223	(5,098)	(32,963)	(3,769)	112
Net income (loss)	$8,421	$(11,014)	$(42,058)	$(7,255)	$(7,947)

BALANCE SHEET DATA

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Assets:
Collegiate housing properties, net	$1,220,266	$860,167	$698,793	$749,884	$733,507
Other assets, net	104,421	117,642	37,887	54,729	44,140
Total assets	$1,324,687	$977,809	$736,680	$804,613	$777,647
Liabilities and equity:
Mortgage and construction notes payable	$398,846	$358,504	$367,631	$406,365	$442,259
Other indebtedness	79,000	—	3,700	—	32,900
Other liabilities	75,087	46,175	30,567	22,004	20,559
Total liabilities	552,933	404,679	401,898	428,369	495,718
Redeemable noncontrolling interests	8,944	9,776	10,039	11,079	11,751
Equity	762,810	563,354	324,743	365,165	270,178
Total liabilities and equity	$1,324,687	$977,809	$736,680	$804,613	$777,647

OTHER DATA (UNAUDITED)

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and selected property information)
Funds from operations (FFO)(1):
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)	$(7,255)	$(7,947)
Gain on sale of collegiate housing property	(5,496)	(2,388)	(611)	—	—
Impairment losses	—	7,859	33,610	3,173	2,021
Loss on sale of collegiate housing assets	—	—	—	—	512
Collegiate housing property depreciation and amortization of lease intangibles	37,237	29,101	29,940	28,522	28,819
Equity portion of real estate depreciation and amortization on equity investees	225	412	479	512	496
Equity portion of loss on sale of collegiate housing property on equity investee	88	256	137	—	—
Noncontrolling interests	305	244	(233)	164	(128)
Funds from operations available to all share and unitholders	$40,780	$24,470	$21,264	$25,116	$23,773
Other adjustments to FFO:
Development cost write-off, net of tax benefit	—	—	—	—	417
Acquisition costs	1,110	741	1,467	—	—
Ground lease straightline	4,364	4,208	984	—	—
Reorganization/severance costs, net of tax	—	—	447	—	—
Loss (gain) on extinguishment of debt	—	757	1,426	(830)	4,360
Impact of other adjustments to FFO	5,474	5,706	4,324	(830)	4,777
FFO on participating developments:
Interest on loan to participating development	1,830	1,598	329	—	—
Development fees on participating development, net of costs and tax	91	887	128	—	—
FFO on participating developments	1,921	2,485	457	—	—
Core funds from operations available to all share and unitholders(2)	$48,175	$32,661	$26,045	$24,286	$28,550

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and selected property information)
Cash flow information- restated (7):
Net cash provided by operations	$51,394	$34,037	$32,269	$33,235	$26,011
Net cash used in investing	(368,948)	(159,813)	(20,474)	(41,638)	(31,656)
Net cash provided by (used in) financing	258,780	194,631	(36,006)	30,569	10,614
Per share and distribution data:
Net income (loss) per share – basic and diluted	$0.08	$(0.15)	$(0.73)	$(0.18)	$(0.28)
Cash distributions declared per share/unit	0.34	0.26	0.20	0.36	0.82
Cash distributions declared	34,491	18,224	12,295	15,330	25,797
Selected community information(3):
Units(4)	8,494	6,461	5,608	5,444	5,168
Beds(4)	25,003	19,997	17,853	17,213	16,547
Occupancy(5)	90.6%	92.7%	91.6%	90.4%	92.6%
Revenue per available bed(6)	$498	$444	$414	$408	$411

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

(7)	See Note 19 to the accompanying consolidated financial statements. Cash flow information for the years ended December 31, 2009 and 2008 was not impacted by the restatement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, has been revised for the effects of the restatement of the statements of cash flows in the consolidated financial statements. See Note 19 to the accompanying consolidated financial statements included in Item 8. MD&A is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of our management. Our MD&A is presented in eleven sections:

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

•
Through November of 2010 and January 2012, we purchased $256 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and Saint Louis University;

•
In 2012, we sold three communities, The Reserve at Star Pass and NorthPointe both serving the University of Arizona and The Reserve on Frankford serving Texas Tech University for net cash proceeds of approximately $67.3 million (see Note 5 to the accompanying consolidated financial statements);

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

•
We currently have ten active owned developments with our share of aggregate development costs of $343.8 million within walking distance of universities such as Arizona State University, University of Connecticut, University of Mississippi and the University of Colorado and directly on the campuses of University of Kentucky and the University of Texas at Austin (see Note 4 to the accompanying consolidated financial statements);

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

Management services

Total management services revenue increased $0.1 million, or 4.6%, for the year ended December 31, 2011 when compared to the prior year due to a net increase in fee revenue for existing contracts offset by the sale of the Fontainebleau collegiate housing community joint venture in the third quarter of 2010.

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

As of December 31, 2012, we had outstanding variable rate mortgage debt of $36.3 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University during 2011. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2012, the interest rate applicable to the loan was 4.95%.

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

Liquidity outlook and capital requirements

During the year ended December 31, 2012, we generated $51.4 million of cash from operations, received proceeds of $220.4 million from equity offerings through a follow-on offering conducted in August 2012 and our at-the-market program, received proceeds of $67.3 million related to the sale of three collegiate housing communities, borrowed $71.2 million on mortgage and construction loans and borrowed a net $79.0 million on our unsecured revolving credit facility. When combined with $75.8 million of existing cash, we were able to invest $22.6 million of capital into existing communities, acquire seven communities for an aggregate of $239.1 million, invest $11.8 million in joint ventures, repay $79.2 million of mortgage and construction debt, make a $3.0 million mezzanine loan to acquire a purchase option to acquire a property, invest $157.8 million in assets under development and distribute $34.0 million to our stockholders and unitholders in order to end the year with approximately $17.0 million in cash.

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

Distributions for the year ended December 31, 2012 totaled $34.0 million, or $0.34, per weighted average share/unit, compared to cash provided by operations of $51.4 million, or $0.50, per weighted average share/unit.

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

We have ten active development projects that we are developing for our ownership with our share of aggregate development costs of $343.8 million. Through December 31, 2012, $186.7 million of the anticipated costs had been incurred and funded.

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

Based on the results of our evaluation, our management initially concluded that our internal control over financial reporting was effective as of December 31, 2012. However, as a result of the classification errors identified in our consolidated statements of cash flows, discussed in Note 19 to the consolidated financial statements, and management's determination that there is a material weakness of controls in this area, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the company's internal controls over financial reporting were not effective as of December 31, 2012. Management has reviewed the results of it’s assessment with our Audit Committee.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. Management identified classification errors in our consolidated statements of cash flows that have caused the company to restate its financial statements for the year ended December 31, 2012. The resulting restatement is more fully described in Note 19 in the consolidated financial statements included in this Amendment No. 3.

We are committed to a strong internal control environment and are currently taking steps to remediate this material weakness. Specifically, management will address the presentation of new transactions in the statement of cash flows at the time the accounting for new transactions is reviewed and approved and support its conclusions with relevant guidance. We intend to implement this process immediately and to complete remediation by September 30, 2013. We believe that this remediation action will represent significant improvement in our internal controls over financial reporting.

As a result of this amended report of management on internal control over financial reporting, Deloitte & Touche LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements included in this Amendment No. 3, has issued an updated attestation report on the company's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust's internal control over financial reporting based on our audits.

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
As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct certain errors in the consolidated statements of cash flows.
In our report dated February 28, 2013, we also expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatements of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Trust's internal control over financial reporting and our present opinion on the effectiveness of the Trust's internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: deficiency in the operating effectiveness of the Trust's internal controls involving the review of the consolidated statements of cash flows for accuracy and completeness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Trust and this report does not affect our opinion above on such consolidated financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Trust did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
February 28, 2013 (June 14, 2013 as to the effects of the restatements and subsequent events discussed in Notes 17, 18 and 19)

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2012	2011
	(Amounts in thousands, except share and per share data)
Assets:
Collegiate housing properties, net	$1,061,002	$803,519
Assets under development	159,264	56,648
Corporate office furniture, net	3,007	574
Cash and cash equivalents	17,039	75,813
Restricted cash	6,410	4,826
Student contracts receivable, net	708	347
Receivable from managed third parties	629	933
Notes receivable	21,000	18,000
Goodwill and other intangibles, net	4,455	3,965
Other assets	51,173	13,184
Total assets	$1,324,687	$977,809
Liabilities:
Mortgage and construction loans, net of unamortized premium	$398,846	$358,504
Unsecured revolving credit facility	79,000	—
Accounts payable	1,749	3,933
Accrued expenses	55,374	27,833
Deferred revenue	17,964	14,409
Total liabilities	552,933	404,679

Commitments and contingencies (see Note 16)

Redeemable noncontrolling interests	8,944	9,776

Equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 113,062,452 and 91,800,688 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,131	918
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding
Additional paid-in capital	849,878	662,657
Accumulated deficit	(93,287)	(101,708)
Total Education Realty Trust, Inc. stockholders’ equity	757,722	561,867
Noncontrolling interests	5,088	1,487
Total equity	762,810	563,354
Total liabilities and equity	$1,324,687	$977,809

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2012	2011	2010
	(Amounts in thousands, except share and per share data)
Revenues:
Collegiate housing leasing revenue	$131,092	$98,491	$86,347
Third-party development consulting services	820	4,103	2,483
Third-party management services	3,446	3,336	3,189
Operating expense reimbursements	9,593	8,604	14,519
Total revenues	144,951	114,534	106,538
Operating expenses:
Collegiate housing leasing operations	63,194	48,789	44,703
Development and management services	6,268	5,506	5,268
General and administrative	7,908	6,810	8,105
Depreciation and amortization	35,436	25,961	21,984
Ground lease expense	6,395	5,498	1,528
Reimbursable operating expenses	9,593	8,604	13,603
Total operating expenses	128,794	101,168	95,191

Operating income	16,157	13,366	11,347

Nonoperating expenses:
Interest expense	14,390	17,274	18,729
Amortization of deferred financing costs	1,215	1,197	1,152
Loss on extinguishment of debt	—	351	—
Interest income	(283)	(175)	(414)
Total nonoperating expenses	15,322	18,647	19,467
Income (loss) before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	835	(5,281)	(8,120)
Equity in earnings (losses) of unconsolidated entities	(363)	(447)	(260)
Income (loss) before income taxes and discontinued operations	472	(5,728)	(8,380)
Income tax expense (benefit)	(884)	(95)	442
Income (loss) from continuing operations	1,356	(5,633)	(8,822)
Discontinued operations:
Income (loss) from operations of discontinued operations	1,785	(7,530)	(34,080)
Gain on sale of collegiate housing property	5,496	2,388	611
Income (loss) from discontinued operations	7,281	(5,142)	(33,469)
Net income (loss)	8,637	(10,775)	(42,291)
Less: Net income (loss) attributable to the noncontrolling interests	216	239	(233)
Net income (loss) attributable to Education Realty Trust, Inc.	$8,421	$(11,014)	$(42,058)

	2012	2011	2010
	(Amounts in thousands, except share and per share data)
Earnings (loss) per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.01	$(0.08)	$(0.16)
Discontinued operations	0.07	(0.07)	(0.57)
Net loss attributable to Education Realty Trust, Inc. common stockholders per share	$0.08	$(0.15)	$(0.73)
Weighted average common shares outstanding – basic	101,243,974	75,485,418	57,535,698
Weighted average common shares outstanding – diluted	102,316,958	75,485,418	57,535,698
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$1,198	$(5,916)	$(9,095)
Income (loss) from discontinued operations, net of tax	7,223	(5,098)	(32,963)
Net income (loss)	$8,421	$(11,014)	$(42,058)
Distributions per common share	$0.34	$0.24	$0.20

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2009	56,705,605	$567	$410,455	$(48,636)	$2,779	$365,165
Proceeds from issuances of common stock, net of offering costs	1,802,931	19	12,435	—	—	12,454
Common stock issued to officers and directors	34,000	—	336	—	—	336
Common stock issued to retire PIUs	50,826	1	196	—	—	197
Amortization of restricted stock	63,694	—	619	—	—	619
Cash dividends	—	—	(11,477)	—	(22)	(11,499)
PIUs forfeited and redeemed	—	—	2,286	—	(2,767)	(481)
Net income (loss)	—	—	—	(42,058)	10	(42,048)
Balance, December 31, 2010	58,657,056	587	414,850	(90,694)	—	324,743
Common stock issued to officers and directors	44,280	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	32,996,205	330	264,004	—	—	264,334
Amortization of restricted stock	103,147	1	1,165	—	—	1,166
Cash dividends	—	—	(17,722)	—	—	(17,722)
Noncontrolling interests in joint ventures	—	—	—	—	1,487	1,487
Net loss	—	—	—	(11,014)	—	(11,014)
Balance, December 31, 2011	91,800,688	918	662,657	(101,708)	1,487	563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	20,987,826	210	220,055	—	—	220,265
Amortization of restricted stock	241,652	3	765	—	—	768
Cash dividends	—	—	(33,959)	—	—	(33,959)
Return of equity to noncontrolling interests	—	—	—	—	(349)	(349)
Contributions from noncontrolling interests	—	—	—	—	4,039	4,039
Net income (loss)	—	—	—	8,421	(89)	8,332
Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$5,088	$762,810

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	Restated(1)
	2012	2011	2010
	(Amounts in thousands)
Operating activities:
Net income (loss)	$8,637	$(10,775)	$(42,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,436	25,961	21,984
Depreciation included in discontinued operations	2,438	3,594	8,396
Deferred tax expense (benefit)	1,043	(197)	(841)
Loss on disposal of assets	99	22	32
Gain on sale of collegiate housing property in discontinued operations	(5,496)	(2,388)	(611)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,364	4,208	984
Loss on impairment of collegiate housing properties included in discontinued operations	—	7,859	33,610
Loss on extinguishment of debt	—	351	—
Loss on extinguishment of debt included in discontinued operations	—	406	1,426
Amortization of deferred financing costs	1,215	1,197	1,152
Amortization of deferred financing costs included in discontinued operations	—	48	124
Loss on interest rate cap	—	5	235
Amortization of unamortized debt premiums	(80)	(390)	(398)
Distributions of earnings from unconsolidated entities	195	264	388
Noncash compensation expense related to stock-based incentive awards	2,041	1,502	783
Equity in losses of unconsolidated entities	363	447	260
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(19)	(239)	(20)
Management fees receivable	304	(406)	(250)
Other assets	(9,009)	(1,497)	(1,606)
Accounts payable and accrued expenses	5,721	1,451	6,286
Accounts receivable (payable) affiliate	—	—	18
Deferred revenue	4,142	2,614	2,608
Net cash provided by operating activities	51,394	34,037	32,269
Investing activities:
Property acquisitions, net of cash acquired	(239,065)	(156,463)	(45,500)
Purchase of corporate furniture and fixtures	(3,106)	(173)	(173)
Restricted cash	(1,584)	(35)	(212)
Insurance proceeds received on property losses	3,900	—	—
Investment in collegiate housing properties	(22,599)	(22,129)	(17,978)
Proceeds from sale of collegiate housing properties	67,261	73,821	51,522
Payments on notes receivable	1,800	75	2,148
Loans to developments	(3,000)	(8,128)	(9,872)
Earnest money deposits	(3,000)	(75)	—
Investment in assets under development	(157,840)	(46,966)	(1,146)
Distributions from unconsolidated entities	82	285	777
Investments in unconsolidated entities	(11,797)	(25)	(40)
Net cash used in investing activities	(368,948)	(159,813)	(20,474)

	Restated (1)
	2012	2011	2010
	(Amounts in thousands)
Financing activities:
Payment of mortgage and construction notes	(79,185)	(58,225)	(38,337)
Borrowings under mortgage and construction loans	71,156	12,558	—
Debt issuance costs	(1,026)	(1,527)	6
Debt extinguishment costs	—	(562)	(1,354)
Borrowings on line of credit	141,000	—	31,700
Repayments of line of credit	(62,000)	(3,700)	(28,000)
Proceeds from issuance of common stock	220,441	265,318	12,599
Payment of offering costs	(805)	(1,007)	(158)
Return of equity to noncontrolling interests	(349)	—	—
Contributions from noncontrolling interests	4,039	—	—
Redemption of noncontrolling interests	—	—	(167)
Dividends and distributions paid to common and restricted stockholders	(33,959)	(17,722)	(11,477)
Dividends and distributions paid to noncontrolling interests	(532)	(502)	(818)
Net cash provided by (used in) financing activities	258,780	194,631	(36,006)
Net (decrease) increase in cash and cash equivalents	(58,774)	68,855	(24,211)
Cash and cash equivalents, beginning of period	75,813	6,958	31,169
Cash and cash equivalents, end of period	$17,039	$75,813	$6,958
Supplemental disclosure of cash flow information:
Interest paid	$18,402	$19,526	$19,764
Income taxes paid	$76	$339	$1,456
Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$606	$—	$—

(1) See Note 19 for further discussion of the restatement.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of 3 months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2012, the Trust had no cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2012 and 2011, respectively, are as follows (in thousands):

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

Also, in February 2011, the Trust executed an agreement with the Edwards Companies to develop, own and manage a new collegiate housing community at the University of Alabama in Tuscaloosa. The Edwards Companies developed the housing, which is owned jointly by the two companies. The Trust is the majority owner and manages the community. As of December 31, 2012, the Trust and the Edwards Companies had incurred $42.0 million in costs for the project, which opened in August 2012. During the years ended December 31, 2012 and 2011, interest costs of approximately $0.3 million and $0.1 million, respectively, and internal development project costs of approximately $0.1 million for both periods, were capitalized related to the development.

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

5. Disposition of real estate investments and discontinued operations

In 2012, the Trust sold The Reserve at Star Pass and NorthPointe, both located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $69.5 million, resulting in net proceeds of approximately $67.3 million after closing costs.

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

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Collegiate housing leasing revenue	$9,224	$11,629	$29,593
Other leasing revenue	—	414	191
Collegiate housing leasing operating expenses	(5,001)	(6,621)	(16,858)
Depreciation and amortization	(2,438)	(3,594)	(8,396)
Loss on impairment	—	(7,859)	(33,610)
Interest expense	—	(1,045)	(3,450)
Amortization of deferred financing costs	—	(48)	(124)
Loss on extinguishment of debt	—	(406)	(1,426)
Noncontrolling interests	(16)	74	515
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$1,769	$(7,456)	$(33,565)
Gain on sale of collegiate housing property	$5,496	$2,388	$611
Noncontrolling interests	(42)	(30)	(9)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$5,454	$2,358	$602

6. Collegiate housing properties and assets under development

Collegiate housing properties consist of the following as of December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Land	$115,818	$83,133
Land improvements	71,580	58,577
Construction in progress	208,142	43,715
Buildings	943,279	789,492
Furniture, fixtures and equipment	56,757	51,586
	1,395,576	1,026,503
Less accumulated depreciation	(175,310)	(166,336)
Collegiate housing properties and assets under development, net	$1,220,266	$860,167

Following is certain information related to investment in collegiate housing properties as of December 31, 2012 (amounts in thousands):

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
University Towers	$25,000	$—	$28,652	$28,652	$14,152	$2,364	$40,440	$42,804	$10,540	01/31/2005
The District on 5th	—	2,601	63,396	65,997	4	2,601	63,400	66,001	651	10/04/2012
Campus Village	—	2,650	18,077	20,727	66	2,650	18,143	20,793	141	10/18/2012
The Province at Kent State	—	4,239	40,441	44,680	—	4,239	40,441	44,680	207	11/16/2012
The Reserve at Athens	7,366	1,740	17,985	19,725	1,325	1,740	19,310	21,050	5,106	01/31/2005
Players Club	—	727	7,498	8,225	1,909	727	9,407	10,134	2,643	01/31/2005
The Suites at Overton Park	25,118	4,384	33,281	37,665	—	4,384	33,281	37,665	77	12/07/2012
The Centre at Overton Park	23,333	3,781	35,232	39,013	—	3,781	35,232	39,013	75	12/07/2012
The Pointe at South Florida	—	3,508	30,510	34,018	5,231	3,508	35,741	39,249	10,466	01/31/2005
The Reserve on Perkins	14,731	913	15,795	16,708	3,314	913	19,109	20,022	5,774	01/31/2005
The Commons at Knoxville(1)	20,711	4,630	18,386	23,016	2,587	4,586	21,017	25,603	6,349	01/31/2005
The Reserve at Tallahassee	—	2,743	21,176	23,919	4,277	2,743	25,453	28,196	7,337	01/31/2005
The Pointe at Western	—	1,096	30,647	31,743	4,129	1,096	34,776	35,872	9,654	01/31/2005
College Station at W. Lafayette(2)	18,610	1,887	19,528	21,415	2,915	1,887	22,443	24,330	6,884	01/31/2005
The Commons on Kinnear(7)	12,756	1,327	20,803	22,130	1,943	1,327	22,746	24,073	6,186	01/31/2005
The Pointe at Penn State(2)	27,286	2,151	35,094	37,245	4,035	2,151	39,129	41,280	10,863	01/31/2005
The Reserve at Columbia(1)	14,270	1,071	26,134	27,205	3,790	1,071	29,924	30,995	8,047	01/31/2005
The Lofts	—	2,801	34,117	36,918	1,872	2,801	35,989	38,790	9,260	01/31/2005
The Reserve on West 31st	—	1,896	14,920	16,816	5,319	1,896	20,239	22,135	5,846	01/31/2005
Campus Creek	—	2,251	21,604	23,855	2,506	2,251	24,110	26,361	6,960	02/22/2005
Pointe West	9,824	2,318	10,924	13,242	1,344	2,318	12,268	14,586	3,805	03/17/2005
Campus Lodge	—	2,746	44,415	47,161	2,338	2,746	46,753	49,499	11,949	06/07/2005
The Province	—	4,436	45,173	49,609	—	4,436	45,173	49,609	499	09/21/2012
College Grove(1)	14,100	1,334	19,270	20,604	3,791	1,334	23,061	24,395	7,422	04/27/2005
The Reserve on South College(3)	8,083	1,744	10,784	12,528	3,224	1,744	14,008	15,752	4,552	07/06/2005

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
The Avenue at Southern(1)	8,239	2,028	10,675	12,703	3,902	2,028	14,577	16,605	4,315	06/15/2006
The Reserve at Saluki Pointe(6)	—	1,099	32,377	33,476	1,215	1,099	33,592	34,691	4,652	08/01/2008
University Apartments on Colvin	8,527	—	25,792	25,792	(190)	—	25,602	25,602	3,105	08/01/2009
University of Texas – Austin	—	—	40,571	40,571	—	—	40,571	40,571	—	08/01/2010
Oaks on the Square	16,435	1,800	35,633	37,433	—	1,800	35,633	37,433	297	09/27/2010
Carrollton Crossing(7)	3,920	682	12,166	12,848	1,401	682	13,567	14,249	3,079	01/01/2006
River Pointe(3)	6,964	837	17,746	18,583	1,668	837	19,414	20,251	4,594	01/01/2006
Cape Trails(3)	7,343	445	11,207	11,652	1,763	445	12,970	13,415	2,981	01/01/2006
GrandMarc at the Corner	—	—	45,384	45,384	850	—	46,234	46,234	3,144	10/22/2010
Campus West	11,960	—	27,262	27,262	—	—	27,262	27,262	374	03/01/2011
Wertland Square	—	3,230	13,285	16,515	559	3,230	13,844	17,074	808	03/15/2011
Jefferson Commons	—	1,420	4,915	6,335	146	1,420	5,061	6,481	297	03/15/2011
East Edge	32,672	10,420	31,592	42,012	—	10,420	31,592	42,012	427	03/01/2011
The Berk	—	2,687	13,718	16,405	545	2,687	14,263	16,950	769	05/23/2011
ASU Phoenix	8,869	3,093	27,081	30,174	—	3,093	27,081	30,174	—	07/01/2011
Lotus Lofts	—	5,245	1,286	6,531	—	5,245	1,286	6,531	31	11/14/2011
University Village Towers	—	3,434	34,424	37,858	49	3,434	34,473	37,907	1,312	09/22/2011
Irish Row	—	2,637	24,679	27,316	118	2,637	24,797	27,434	901	11/01/2011
GrandMarc at Westberry Place	36,333	—	53,935	53,935	709	—	54,644	54,644	1,783	12/08/2011
3949 Lindell	—	3,822	24,448	28,270	(9,552)	3,822	14,896	18,718	375	12/21/2011
The Retreat	10,639	4,743	17,694	22,437	—	4,743	17,694	22,437	—	06/14/2012
The Reserve on Stinson(2)	22,689	2,111	20,609	22,720	375	2,111	20,984	23,095	773	01/27/2012
Central Hall	—	—	—	—	11,197	—	11,197	11,197	—	11/01/2012
Champions Court II	—	—	—	—	1,495	—	1,495	1,495	—	11/01/2012
Haggin Hall	—	—	—	—	296	—	296	296	—	11/01/2012
Champions Court I	—	—	—	—	1,948	—	1,948	1,948	—	11/01/2012
Woodland Glen	—	—	—	—	2,884	—	2,884	2,884	$—	11/01/2012
Land acquisition for future development	—	4,791	308	5,099	—	4,791	308	5,099	$—	—
Totals	$395,778	$113,498	$1,190,629	$1,304,127	$91,449	$115,818	$1,279,758	$1,395,576	$175,310

(1)	The Commons at Knoxville, The Reserve at Columbia, College Grove and The Avenue at Southern are cross-collateralized against the $57.3 million outstanding loan discussed in Note 10.

(2)	The Pointe at Penn State, The Reserve on Stinson and College Station at West Lafayette are cross-collateralized against the $68.6 million outstanding loan discussed in Note 10.

(3)	The Reserve on South College, River Pointe and Cape Trails are cross-collateralized against the $22.4 million outstanding loan discussed in Note 10.

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

As of December 31, 2012, the Trust had borrowed $32.7 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). We are the majority owner and managing member of the joint venture and manage the community now that it is completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through June 30, 2014. As of December 31, 2012, the interest rate applicable to the loan was 2.61%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 225 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, we can extend the loan until June 30, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

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

(1)
The construction debt encumbering The Oaks on the Square is interest only through October 30, 2015, the initial maturity date. The Trust has the ability to extend the construction loan 2 years if certain criteria are met on the initial maturity date.

(2)
The construction debt encumbering East Edge is interest only through July 1, 2014, the initial maturity date. The Trust has the ability to extend the construction loan 2 years if certain criteria are met on the initial maturity date.

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

16. Commitments and contingencies

In July 2012, the Trust's 3949 Lindell community located in St. Louis, Missouri was partially destroyed by a fire, which is currently in the process of being rebuilt. This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies. Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period. Management anticipates that the gain will be recorded during 2013, once all contingencies have been resolved and the amount of the gain is determinable.

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

Subsequent to the issuance of the Trust's Form 10-Q for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012, the Trust identified presentation errors in the condensed consolidated statements of cash flows. These errors related to the cash flow presentation of payables, accrued expenses and return of equity to and contributions from noncontrolling interests attributable to assets under development. These errors had no impact on net cash flow, and did not impact the Trust's condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in equity, funds from operations or other information provided in the previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012.
In relation to assets under development, for the three months ended March 31, 2012, six months ended June 30, 2012 and nine months ended September 30, 2012, the Trust incorrectly overstated cash paid for investments in assets under development in the investing activities section of the condensed consolidated statements of cash flows by $2.2 million, $8.5 million and $9.0 million, respectively, which also resulted in a corresponding overstatement of the change in operating assets and liabilities in net cash provided by operating activities. These overstatements were the result of the change in accrued expenses related to assets under development for the three, six and nine months ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, that were improperly included as a source of cash from operating activities and as a use of cash for investment activities. The Trust also returned equity of $0.3 million to noncontrolling interests during the three months ended March 31, 2012, six months ended June 30, 2012 and nine months ended September 30, 2012 and received contributions from noncontrolling interests of $0.2 million, $1.4 million and $4.0 million for the three months ended March 31, 2012, six months ended June 30, 2012 and nine months ended September 30, 2012, respectively, related to certain assets under development. These returns of equity and contributions from noncontrolling interests were incorrectly netted against investment in assets under development in the investing activities section of the condensed consolidated statement of cash flows. Under GAAP, the correct presentation is to reflect the gross amount invested in assets under development and include the cash outflow or inflow in return of equity to noncontrolling interests or contributions from noncontrolling interests, respectively, in the financing activities section of the condensed consolidated statement of cash flows.
The table below presents the balances as originally reported, along with the adjustments and restated amount in the condensed consolidated statements of cash flows for the three, six and nine months ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively.
Three months ended March 31, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated

Operating activities:
Change in operating assets and liabilities	$(11)	(2,158)	(a)	$(2,169)
Net cash provided by operating activities	12,652	(2,158)		10,494
Investing activities:
Investment in assets under development	(30,245)	2,261	(a) (b)	(27,984)
Net cash used in investing activities	(57,125)	2,261		(54,864)
Financing activities:
Return of equity to noncontrolling interests	—	(321)	(b)	(321)
Contributions from noncontrolling interests	—	218	(b)	218
Net cash used in financing activities	$(10,035)	(103)		$(10,138)
(a) Represents $2,158 of the cash source reported in accounts payable and accrued expenses that was attributable to the change in accounts payable and accrued expenses related to assets under development that should have reduced the amount reported as investments in assets under development.
(b) The Trust received $218 in contributions from noncontrolling interests and returned capital of $321 to noncontrolling interests related to assets under development. The net $103 use of cash should not have been included in assets under development and the respective contributions and distributions should have been reported separately in the financing section of the condensed consolidated statement of cash flow.

Six months ended June 30, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated

Operating activities:
Change in operating assets and liabilities	$5,238	(8,515)	(c)	$(3,277)
Net cash provided by operating activities	29,755	(8,515)		21,240
Investing activities:
Investment in assets under development	(70,659)	7,474	(c) (d)	(63,185)
Net cash used in investing activities	(101,412)	7,474		(93,938)
Financing activities:
Return of equity to noncontrolling interests	—	(321)	(d)	(321)
Contributions from noncontrolling interests	—	1,362	(d)	1,362
Net cash provided by financing activities	$4,258	1,041		$5,299
(c) Represents $8,515 of the cash source reported in accounts payable and accrued expenses that was attributable to the change in accounts payable and accrued expenses related to assets under development that should have reduced the amount reported as investments in assets under development.

(d)
The Trust received $1,362 in contributions from noncontrolling interests and returned capital of $321 to noncontrolling interests related to assets under development. The net $1,041 source of cash should not have been included in assets under development and the respective contributions and distributions should have been reported separately in the financing section of the condensed consolidated statement of cash flows.

Nine months ended September 30, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated

Operating activities:
Change in operating assets and liabilities	$12,373	(8,960)	(e)	$3,413
Net cash provided by operating activities	43,062	(8,960)		34,102
Investing activities:
Investment in assets under development	(107,793)	5,242	(e) (f)	(102,551)
Net cash used in investing activities	(151,892)	5,242		(146,650)
Financing activities:
Return of equity to noncontrolling interests	—	(321)	(f)	(321)
Contributions from noncontrolling interests	—	4,039	(f)	4,039
Net cash provided by financing activities	$160,640	3,718		$164,358
(e) Represents $8,960 of the cash source reported in accounts payable and accrued expenses that was attributable to the change in accounts payable and accrued expenses related to assets under development that should have reduced the amount reported as investment in assets under development.

(f)
The Trust received $4,039 in contributions from noncontrolling interests and returned capital of $321 to noncontrolling interests related to assets under development. The net $3,718 source of cash should not have been included in assets under development and the respective contributions and distributions should have been reported separately in the financing section of the condensed consolidated statement of cash flow.

The Trust will correct the three month period ended March 31, 2012 by filing an updated Quarterly Report on Form 10-Q/A for the period ended March 31, 2013, and will correct prospectively the affected prior periods for the errors described above upon the filing of its future Quarterly Reports on Forms 10-Q for the six and nine month periods ended June 30, 2013 and September 30, 2013.

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

19. Restatement of consolidated financial statements
Subsequent to the issuance of the Education Realty Trust, Inc (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 10-K”), the Trust identified classification errors in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.
In relation to community acquisitions, debt assumed in the amounts of $48.5 million and $36.9 million in December 2012 and December 2011, respectively, was reflected as cash used for property acquisitions in the investing activities section and as cash provided by borrowings under mortgage and construction loans in the financing activities section of the consolidated statements of cash flows. Under GAAP, the correct presentation is to exclude those amounts from both investing activities and financing activities for the respective periods since the debt assumptions did not involve the generation or expenditure of cash. Also in 2012, the Trust paid the mortgage lender $2.7 million for a rental achievement reserve in connection with the assumption of debt discussed above. This amount was reflected as an adjustment to net income to determine net cash provided by operating activities. Under GAAP this additional payment should be included as part of the cost of property acquisitions, net of cash acquired in the investing activities section of the statement of cash flows.
In relation to community dispositions, $16.3 million and $25.8 million of cash proceeds from dispositions in January 2011 and October 2010, respectively, was used at closing to repay mortgage debt secured by certain communities being sold and to pay related debt extinguishment costs. These payoff amounts were netted against the gross proceeds from these properties in the proceeds from sale of collegiate housing properties in the investing activities section and, consequently, were not included as a use in the payment of mortgage and construction notes and debt extinguishment costs in the financing activities section of the consolidated statements of cash flows. Under GAAP, the correct presentation is to include the entire cash consideration received as proceeds from sale of collegiate housing properties in the investing activities section and report the amount of the proceeds used to repay debt and pay debt extinguishment costs as payment of mortgage and construction notes and debt extinguishment costs, respectively, in the financing activities section of the consolidated statements of cash flows. The debt extinguishment costs were correctly recorded as a loss on extinguishment of debt in the Trust's statement of operations and appropriately added back to net income in determining net cash provided by operating activities.
For the year ended December 31, 2011, $7.0 million of the cash source reported from changes in accounts payable and accrued expenses in operating activities was attributable to changes in accrued expenses related to assets under development. This amount should have reduced the amount reported as investment in assets under development in the financing activities section of the consolidated statement of cash flows. Similarly, for the year ended December 31, 2012, $9.2 million of cash outflow reported in accounts payable and accrued expenses in operating activities related to assets under development. This amount should have been excluded from operating activities and should have increased the amount reported as investments in assets under development in the financing section of the consolidated statement of cash flows. In 2012, the Trust received $4.0 million in contributions from noncontrolling interests and returned equity to noncontrolling interests of $0.3 million related to certain projects under development. The net contribution of $3.7 million of cash inflow was incorrectly netted against investment in assets under development in the investing activities section of the consolidated statement of cash flows, effectively showing the investments net of noncontrolling interests. Under GAAP, the correct presentation is to reflect the gross amount invested in assets under development and include the contributions and the return of equity in the financing activities section of the consolidated statement of cash flows.
Also in 2012, the Trust reported $5.0 million in investing activities from insurance proceeds related to a deferred gain it had on the balance sheet and incorrectly adjusted other assets as opposed to accounts payable and accrued expenses in operating activities. As such the cash used for other assets and the cash source from accounts payable and accrued expenses were both overstated by $5.0 million. Furthermore, the Trust subsequently determined that the adjustment for insurance proceeds related to the deferred gain should have only been $3.9 million, meaning insurance proceeds in the investing section as reported were overstated by $1.1 million and cash from accounts payable and accrued expenses was understated by the same amount.
The tables below presents the affected sections of the consolidated statements of cash flows and include the amounts as previously reported in the respective periods in the 2012 10-K, the noted adjustment to correct the errors described above and the amounts as restated.

SUMMARY INFORMATION OF CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated
	(a)	(b)
Operating activities:
Other assets	$(16,750)	7,741	(f) (g)	$(9,009)
Accounts payable and accrued expenses	421	5,300	(c) (g)	5,721
Net cash provided by operating activities	38,353	13,041		51,394
Investing activities:
Property acquisitions, net of cash acquired	(284,775)	45,710	(d) (f)	(239,065)
Insurance proceeds on property losses	5,000	(1,100)	(g)	3,900
Investment in assets under development	(144,950)	(12,890)	(c)(e)	(157,840)
Net cash used in investing activities	(400,668)	31,720		(368,948)
Financing activities:
Borrowings under mortgage and construction loans	119,607	(48,451)	(d)	71,156
Return of equity to noncontrolling interests	—	(349)	(e)	(349)
Contributions from noncontrolling interests	—	4,039	(e)	4,039
Net cash provided by financing activities	$303,541	(44,761)		$258,780

Notes to financial table (amounts in thousands):

(a)	Reflects amounts as previously reported in the 2012 10-K.

(b)	Reflects the adjustment necessary to present the cash flow category in accordance with GAAP.

(c)
Represents $9,200 of cash outflow reported in accounts payable and accrued expenses in operating activities related to assets under development. This amount should have been excluded from operating activities and increased the amount reported as investment in assets under development in the investing activities section of the consolidated statement of cash flows.

(d)	This amount represents $48,451 of debt assumed as part of the acquisition of two communities in December of 2012.

(e)
The Trust received $4,039 in contributions from noncontrolling interests and returned equity to noncontrolling interests of $349 related to certain projects under development. The net contribution of $3,690 of cash inflow should have been reported as financing activities and not netted against investment in assets under development in the investing activities section of the consolidated statement of cash flows.

(f)
The Trust paid the mortgage lender $2,741 for a rental achievement reserve in connection with the assumption of debt discussed in (d) above. Under GAAP this additional payment should be included as part of the cost of Property acquisitions, net of cash acquired in the investing activities section of the statement of cash flows.

(g)
The Trust reported $5,000 in investing activities from insurance proceeds related to a deferred gain it had on the consolidated balance sheet and incorrectly adjusted other assets as opposed to Accounts payable and accrued expenses in the operating activities section of the consolidated statement of cash flows. As such the cash used for other assets and the cash source from accounts payable and accrued expenses were both overstated by $5,000. The Trust subsequently determined that the insurance proceeds that should have been reclassified related to the deferred gain was only $3,900, meaning insurance proceeds in the investing activities section as reported were overstated by the difference of $1,100 and cash from accounts payable and accrued expenses was understated by the same amount.

SUMMARY INFORMATION OF CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated
	(h)	(i)
Operating activities:
Accounts payable and accrued expenses	$8,500	(7,049)	(l)	$1,451
Net cash provided by operating activities	41,086	(7,049)		34,037
Investing activities:
Property acquisitions, net of cash acquired	(193,393)	36,930	(j)	(156,463)
Proceeds from sale of collegiate housing properties	57,515	16,306	(k)	73,821
Investment in assets under development	(54,015)	7,049	(l)	(46,966)
Net cash used in investing activities	(220,098)	60,285		(159,813)
Financing activities:
Payment of mortgage and construction notes	(42,130)	(16,095)	(k)	(58,225)
Borrowings under mortgage and construction loans	49,488	(36,930)	(j)	12,558
Debt extinguishment costs	(351)	(211)	(k)	(562)
Net cash provided by financing activities	$247,867	(53,236)		$194,631
Notes to financial table:

(h)	Reflects amounts as previously reported in the 2012 10-K.

(i)	Reflects the adjustment necessary to present the cash flow category in accordance with GAAP.

(j)	This amount represents the total debt assumed as part of the acquisition of a community in December 2011.

(k)
The $16,306 represents the portion of cash consideration from property dispositions in January 2011 that was used at closing to repay mortgage debt of $16,095 and pay debt extinguishment costs of $211. These amounts were incorrectly excluded from proceeds from sale of collegiate housing properties, payment of mortgage and construction debt and Debt extinguishment costs as reported.

(l)
This amount represents the increase in accounts payable and accrued expenses on assets under development that should have been excluded from operating activities and should have reduced investment in assets under development in the investing activities section of the consolidated statement of cash flows.

SUMMARY INFORMATION OF CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated
	(m)	(n)
Investing activities:
Proceeds from sale of collegiate housing properties	$25,682	25,840	(o)	$51,522
Net cash used in investing activities	(46,314)	25,840		(20,474)
Financing activities:
Payment of mortgage and construction notes	(13,222)	(25,115)	(o)	(38,337)
Debt extinguishment costs	(629)	(725)	(o)	(1,354)
Net cash provided by financing activities	$(10,166)	(25,840)		$(36,006)

Notes to financial table:

(m)	Reflects amounts as previously reported in the 2012 10-K.

(n)	Reflects the adjustment necessary to present the cash flow category in accordance with GAAP.

(o)
The $25,840 represents the portion of cash consideration from property dispositions in the fourth quarter of 2010 that was used at closing to repay mortgage debt of $25,115 and pay debt extinguishment costs of $725. These amounts were incorrectly excluded from proceeds from sale of collegiate housing properties, payment of mortgage and construction debt and debt extinguishment costs as reported.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2012, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

In connection with the restatement of our statements of cash flows described Note 19 to the accompanying consolidated financial statements, our management re-evaluated the effectiveness of the Trust's disclosure controls and procedures as of December 31, 2012. As a result of that reevaluation, our management has determined that due to the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting included in Item 8, Financial Statements and Supplementary Data, of this Annual Report, the Trust's disclosure controls and procedures were not effective as of such date.

We are committed to a strong internal control environment and are currently taking steps to remediate this material weakness. Specifically, management will address the presentation of new transactions in the statement of cash flows at the time the accounting for new transactions is reviewed and approved and support its conclusions with relevant guidance. We intend to implement this process immediately and to complete remediation by September 30, 2013. We believe that this remediation action will represent significant improvement in our internal control environment.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)List of Documents Filed.

1.Financial Statements
All financial statements as set forth under Item 8 of this Annual Report on Form 10-K/A.

2.Financial Statement Schedules
The financial statements of University Village- Greensboro, LLC required by Rule 3-09 of Reg. S-X were provided as Exhibit 99.1 to Amendment No. 2 of the Trust's 2012 Annual Report.

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

Education Realty Trust, Inc.
Date: June 14, 2013	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.37(1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan (2)
10.38(1)	Education Realty Trust, Inc. Annual Incentive Plan (2)
10.39(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust's Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

11	Statement Regarding Computation of Per Share Earnings (included within Annual Report on Form 10-K).
12	Statement Regarding Computation of Ratios (2)
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2009.)
21.1	List of Subsidiaries of the Trust (2)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.2	Consent of Independent Auditors, Dixon Hughes Goodman LLP (2).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101. INS XBRL Instance Document*
101. SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
99.1	Financial statements of University Village- Greensboro, LLC for the year ended December 31, 2012 (2)

(1)	Denotes a management contract or compensatory plan, contract or arrangement.

(2)	Previously filed as like-numbered exhibit to the initial filing or an amendment and incorporated by reference.

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