Form 10-Q/A
period 2013-03-31
Education Realty Trust, Inc.
filed 2013-06-17
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment 1
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

EXPLANATORY NOTE

Subsequent to the issuance of the Trust's Form 10-Q for the quarterly period ended March 31, 2013, the Trust identified classification errors in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012.
As a result, and as described further in Note 11 to the accompanying condensed consolidated financial statements included in this amendment No. 1 to this Form 10-Q, the Trust has restated its previously issued condensed consolidated statement of cash flow for the three months ended March 31, 2012, to correct these classification errors. The net change in cash for all periods reported was not impacted. Furthermore, these classification errors did not impact the Trust's condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in equity or previously reported notes to the condensed consolidated financial statements. It also did not impact the non-GAAP measures referred to as funds from operations, adjusted earnings before interest, taxes, depreciation and amortization and net operating income.
The Trust has not modified or updated disclosures presented in this Form 10-Q, except to reflect the effects of the restatement. Accordingly, this Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2013 does not reflect events occurring after the original filing date of the Form 10-Q and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. References to the "Form 10-Q/A" herein shall refer to the Form 10-Q as amended by this Amendment No. 1 to the Form 10-Q. This Form 10-Q/A only amends and restates Part I, Item 1. Financial Statements as a result of the restatement of the classification errors referred to above, and no other information in the Form 10-Q is amended hereby.
Item 4 was updated to revise management's conclusion on the effectiveness of the Trust's disclosure controls and procedures, and pursuant to the rules of the SEC, Part II, Item 6 also has been amended to include the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31 and 32.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
		Restated (1)
Operating activities:
Net income	$3,478	$2,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,128	7,872
Depreciation included in discontinued operations	—	787
Loss on disposal of assets	12	4
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,093	1,061
Amortization of deferred financing costs	420	348
Amortization of unamortized debt premiums	(190)	(115)
Distributions of earnings from unconsolidated entities	37	49
Noncash compensation expense related to stock-based incentive awards	552	280
Equity in losses of unconsolidated entities	20	263
Change in operating assets and liabilities	3,309	(2,169)
Net cash provided by operating activities	19,859	10,494
Investing activities:
Property acquisitions, net of cash acquired	—	(22,948)
Purchase of corporate furniture and fixtures	(106)	(803)
Restricted cash	(621)	(313)
Insurance proceeds on property losses	10,459	—
Investment in collegiate housing properties	(2,072)	(2,861)
Earnest money deposits	(125)	—
Investment in assets under development	(62,032)	(27,984)
Distributions from unconsolidated entities	—	45
Investments in unconsolidated entities	(1,351)	—
Net cash used in investing activities	(55,848)	(54,864)
Financing activities:
Payment of mortgage and construction notes	(1,180)	(35,051)
Payment of offering costs	(98)	(215)
Debt issuance costs	(2,199)	(26)
Borrowing on long-term debt	23,170	11,002
Repayments of line of credit	(5,000)	—
Borrowings on line of credit	22,633	—
Proceeds from common stock offering	7,584	20,866
Return of equity to noncontrolling interests	—	(321)
Contributions from noncontrolling interests	—	218
Dividends and distributions paid to common and restricted stockholders	(11,348)	(6,465)
Dividends and distributions paid to noncontrolling interests	(104)	(146)
Net cash provided by (used in) financing activities	33,458	(10,138)
Net decrease in cash and cash equivalents	(2,531)	(54,508)
Cash and cash equivalents, beginning of period	17,039	75,813
Cash and cash equivalents, end of period	$14,508	$21,305

(1) See Note 11 for further discussion of the restatement.

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Supplemental disclosure of cash flow information:
Interest paid	$5,310	$5,076
Income taxes paid	$150	$1
Supplemental disclosure of noncash activity:
Redemption of redeemable noncontrolling interests from unit holder	$—	$424

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

As of March 31, 2013, the Trust had borrowed $17.6 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of March 31, 2013, the interest rate applicable to the loan was 2.31%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.8% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

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

11. Restatement of condensed consolidated financial statements
Subsequent to the issuance of the Trust's Form 10-Q for the quarterly period ended March 31, 2013, the Trust identified classification errors in the condensed consolidated statements of cash flows for the three months ended March 31, 2012. These errors related to the cash flow presentation of payables, accrued expenses and return of equity to and contributions from noncontrolling interests attributable to assets under development. These errors had no impact on net cash flow, and did not impact the Trust's condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in equity or funds from operations provided in the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.
In relation to assets under development, for the three months ended March 31, 2012, the Trust incorrectly overstated cash paid for investments in assets under development in the investing activities section of the condensed consolidated statement of cash flows by $2.2 million, which also resulted in a corresponding overstatement of the change in operating assets and liabilities in net cash provided by operating activities. These overstatements were the result of the change in accrued expenses related to assets under development for the three months ended March 31, 2012 that was improperly included as a source of cash from operating activities and as a use of cash for investment activities. The Trust also returned equity of $0.3 million to noncontrolling interests and received contributions of $0.2 million from noncontrolling interests for the three months ended March 31, 2012 related to certain assets under development. These returns of equity and contributions from noncontrolling interests were incorrectly netted against investment in assets under development in the investing activities section of the condensed consolidated statement of cash flows. Under GAAP, the correct presentation is to reflect the gross amount invested in assets under development and include the cash outflow or inflow in return of equity to noncontrolling interests or contributions from noncontrolling interests, respectively, in the financing activities section of the condensed consolidated statement of cash flows.
The table below presents the affected sections of the condensed consolidated statement of cash flows and includes the amounts as previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, the noted adjustment to correct the errors described above and the amounts as restated.
Three months ended March 31, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated

Operating activities:
Change in operating assets and liabilities	$(11)	(2,158)	(a)	$(2,169)
Net cash provided by operating activities	12,652	(2,158)		10,494
Investing activities:
Investments in assets under development	(30,245)	2,261	(a) (b)	(27,984)
Net cash used in investing activities	(57,125)	2,261		(54,864)
Financing activities:
Return of equity to noncontrolling interests	—	(321)	(b)	(321)
Contributions from noncontrolling interests	—	218	(b)	218
Net cash used in financing activities	$(10,035)	(103)		$(10,138)
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

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2013, the Trust's disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

In connection with the restatement of our statements of cash flows for the quarterly period ended March 31, 2012 described in Note 11 to the accompanying condensed consolidated financial statements, our management  re-evaluated the effectiveness of the Trust's disclosure controls and procedures as of December 31, 2012.  As a result of that reevaluation, our management has determined that due to the material weakness in internal control over financial reporting, the Trust's disclosure controls and procedures were not effective as of such date and the material weakness had not been remediated as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II — Other Information
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION REALTY TRUST, INC.

Date: June 14, 2013	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: June 14, 2013	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: June 14, 2013	By	/s/ J. Drew Koester
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

10.3	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Trust's Annual Report on Form 10-K, filed on March 1, 2013).

10.4	Education Realty Trust, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.38 to the Trust's Annual Report on Form 10-K, filed on March 1, 2013).

12	Consolidated Ratio of Earnings to Fixed Charges (previously filed as exhibit 12 to the initial filing and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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