Form 10-Q
period 2013-06-30
Education Realty Trust, Inc.
filed 2013-07-31
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 30, 2013, the latest practicable date, the Registrant had outstanding 114,812,694 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED June 30, 2013

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of June 30, 2013 and December 31, 2012	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2013 and 2012	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended June 30, 2013 and 2012	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2013 and 2012	5

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2013 and 2012	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47

Item 4. Controls and Procedures.	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3. Defaults Upon Senior Securities.	49

Item 4. Mine Safety Disclosures.	49

Item 5. Other Information.	49

Item 6. Exhibits.	49

Signatures	50

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Assets:
Collegiate housing properties, net	$1,052,043	$1,061,002
Assets under development	254,658	159,264
Corporate office furniture, net	3,271	3,007
Cash and cash equivalents	10,964	17,039
Restricted cash	8,080	6,410
Student contracts receivable, net	750	708
Receivable from managed third parties	505	629
Notes receivable	21,000	21,000
Goodwill and other intangibles, net	3,268	4,455
Other assets	42,202	51,173
Total assets	$1,396,741	$1,324,687
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$436,196	$398,846
Unsecured revolving credit facility	110,500	79,000
Accounts payable	3,524	1,749
Accrued expenses	56,405	55,374
Deferred revenue	16,310	17,964
Total liabilities	622,935	552,933

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	8,816	8,944

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 114,671,212 and 113,062,452 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,148	1,131
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	844,651	849,878
Accumulated deficit	(86,146)	(93,287)
Total Education Realty Trust, Inc. stockholders’ equity	759,653	757,722
Noncontrolling interests	5,337	5,088
Total equity	764,990	762,810
Total liabilities and equity	$1,396,741	$1,324,687
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenues:
Collegiate housing leasing revenue	$78,692	$60,043
Third-party development consulting services	1,150	345
Third-party management services	1,792	1,572
Operating expense reimbursements	5,979	4,399
Total revenues	87,613	66,359
Operating expenses:
Collegiate housing leasing operations	36,347	26,877
Development and management services	3,398	3,263
General and administrative	3,984	4,050
Depreciation and amortization	22,786	15,513
Ground lease expense	3,798	3,020
Reimbursable operating expenses	5,979	4,399
Total operating expenses	76,292	57,122
Operating income	11,321	9,237
Nonoperating expenses, net:
Interest expense	7,909	7,587
Amortization of deferred financing costs	830	623
Interest income	(243)	(44)
Total nonoperating expenses, net	8,496	8,166
Income before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	2,825	1,071
Equity in earnings (losses) of unconsolidated entities	(41)	(301)
Income before income taxes and discontinued operations	2,784	770
Income tax benefit	(237)	(479)
Income from continuing operations	3,021	1,249
Income from discontinued operations	4,146	2,041
Net income	7,167	3,290
Less: Net income attributable to the noncontrolling interests	26	146
Net income attributable to Education Realty Trust, Inc.	$7,141	$3,144

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.03	$0.01
Discontinued operations	0.03	0.02
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.06	$0.03
Weighted average shares of common stock outstanding – basic	114,045	93,907
Weighted average shares of common stock outstanding – diluted	115,083	94,990
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of tax	$3,025	$1,122
Income from discontinued operations, net of tax	4,116	2,022
Net income attributable to Education Realty Trust, Inc.	$7,141	$3,144
Distributions per share of common stock	$0.20	$0.14
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012
Revenues:
Collegiate housing leasing revenue	$38,279	$29,295
Third-party development consulting services	759	17
Third-party management services	823	719
Operating expense reimbursements	2,121	2,281
Total revenues	41,982	32,312
Operating expenses:
Collegiate housing leasing operations	18,259	13,619
Development and management services	1,627	1,647
General and administrative	1,961	1,933
Depreciation and amortization	11,889	7,860
Ground lease expense	2,210	1,509
Reimbursable operating expenses	2,121	2,281
Total operating expenses	38,067	28,849
Operating income	3,915	3,463
Nonoperating expenses, net:
Interest expense	3,855	3,477
Amortization of deferred financing costs	410	275
Interest income	(124)	(23)
Total nonoperating expenses, net	4,141	3,729
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(226)	(266)
Equity in earnings (losses) of unconsolidated entities	(21)	(38)
Loss before income taxes and discontinued operations	(247)	(304)
Income tax benefit	—	(404)
Income (loss) from continuing operations	(247)	100
Income from discontinued operations	3,936	1,076
Net income	3,689	1,176
Less: Net loss attributable to the noncontrolling interests	(143)	(80)
Net income attributable to Education Realty Trust, Inc.	$3,832	$1,256

Earnings per share information:
Income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$—	$—
Discontinued operations	0.03	0.01
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.03	$0.01
Weighted average shares of common stock outstanding – basic	114,452	94,974
Weighted average shares of common stock outstanding – diluted	115,489	96,041
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of tax	$(76)	$190
Income from discontinued operations, net of tax	3,908	1,066
Net income attributable to Education Realty Trust, Inc.	$3,832	$1,256
Distributions per share of common stock	$0.10	$0.07
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	3,421,926	34	35,996	—	—	36,030
Amortization of restricted stock	38,449	1	631	—	—	632
Cash dividends	—	—	(13,098)	—	—	(13,098)
Return of equity to noncontrolling interests	—	—	—	—	(321)	(321)
Contributions from noncontrolling interests	—	—	—	—	1,362	1,362
Net income (loss)	—	—	—	3,144	(38)	3,106
Balance, June 30, 2012	95,293,349	$953	$686,546	$(98,564)	$2,490	$591,425

Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$5,088	$762,810
Common stock issued to officers and directors	33,180	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	1,558,750	17	16,620	—	—	16,637
Amortization of restricted stock, net of tax withholding	16,830	—	544	—	—	544
Cash dividends	—	—	(22,751)	—	—	(22,751)
Return of equity to noncontrolling interests	—	—	—	—	(484)	(484)
Contributions from noncontrolling interests	—	—	—	—	779	779
Net income (loss)	—	—	—	7,141	(46)	7,095
Balance, June 30, 2013	114,671,212	$1,148	$844,651	$(86,146)	$5,337	$764,990

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Operating activities:		Restated (1)
Net income	$7,167	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,786	15,513
Depreciation included in discontinued operations	461	2,005
Loss on disposal of assets	12	7
Gain on sale of collegiate housing property	(3,895)	(172)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,807	2,146
Amortization of deferred financing costs	830	623
Amortization of unamortized debt premiums	(385)	(103)
Distributions of earnings from unconsolidated entities	48	97
Noncash compensation expense related to stock-based incentive awards	1,116	810
Equity in losses of unconsolidated entities	41	301
Change in operating assets and liabilities	6,433	(3,277)
Net cash provided by operating activities	37,421	21,240
Investing activities:
Proceeds from sale of collegiate housing properties	20,213	42
Property acquisitions, net of cash acquired	—	(22,951)
Purchase of corporate furniture and fixtures	(480)	(1,639)
Restricted cash	(1,670)	(616)
Insurance proceeds on property losses	11,678	—
Investment in collegiate housing properties	(7,372)	(7,471)
Earnest money deposits	(375)	—
Payments on notes receivable	—	1,800
Investment in assets under development	(120,752)	(63,185)
Distributions from unconsolidated entities	—	82
Investments in unconsolidated entities	(4,315)	—
Net cash used in investing activities	(103,073)	(93,938)
Financing activities:
Payment of mortgage and construction notes	(2,325)	(77,300)
Payment of offering costs	(128)	(233)
Debt issuance costs	(2,344)	(26)
Borrowing on long-term mortgage and construction loans	40,060	29,406
Repayments of line of credit	(18,133)	—
Borrowings on line of credit	49,633	30,000
Proceeds from common stock offering	16,756	35,828
Return of equity to noncontrolling interests	(484)	(321)
Contributions from noncontrolling interests	779	1,362
Repurchases of common stock and payments of restricted stock tax withholding	(1,286)	—
Dividends and distributions paid to common and restricted stockholders	(22,751)	(13,098)
Dividends and distributions paid to noncontrolling interests	(200)	(319)
Net cash provided by financing activities	59,577	5,299
Net decrease in cash and cash equivalents	(6,075)	(67,399)
Cash and cash equivalents, beginning of period	17,039	75,813
Cash and cash equivalents, end of period	$10,964	$8,414

(1) See Note 11 for further discussion of the restatement.

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30, 2013	Six months ended June 30, 2012
Supplemental disclosure of cash flow information:
Interest paid	$11,092	$9,660
Income taxes paid	$306	$49
Supplemental disclosure of noncash activity:
Capital expenditures in accounts payable and accrued expenses related to developments	$14,645	$15,564
Stock-based compensation	$360	$360
Redemption of redeemable noncontrolling interests from unit holder	$—	$424

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust’s financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust’s consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2013.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of June 30, 2013, the Trust had $8.9 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

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

Notes receivable

During the year ended December 31, 2012, the Trust entered in to a mezzanine loan and purchase option agreement with Landmark Properties Holdings, LLC ("Landmark") for the purpose of developing a cottage-style collegiate housing community at Pennsylvania State University in State College, Pennsylvania. The community will be wholly owned by Landmark and a construction loan will be used to fund 80% of the development. The Trust provided $3.0 million of mezzanine financing at an interest rate of 10% per annum and was granted an option to purchase the community in 2013, 2014 or 2015. As of June 30, 2013 and December 31, 2012, the mezzanine financing is recorded in notes receivable in the accompanying condensed consolidated balance sheets. In the event the Trust does not exercise the purchase option by 2015, the mezzanine loan will be due at the earlier of when written notice is received by Landmark from the Trust or when the construction loan is repaid. The mezzanine loan is secured by 100% of Landmark's equity interest in the Pennsylvania State University development and Landmark's equity interest in the joint venture currently being developed near the University of Mississippi campus (see Note 7).

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. The second mortgage had an initial interest rate of 10.0% per annum. As of June 30, 2013 and December 31, 2012, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to June 30, 2013, the Trust would have recognized development services revenue net of costs of $2.6 million, guarantee fee revenue of $3.0 million and interest income of $4.7 million since the commencement of the project.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the six months ended June 30, 2013 and 2012, four properties were classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Of these four properties classified as discontinued operations, three properties were sold during the year ended December 31, 2012. The fourth property was sold during the six months ended June 30, 2013 (see Note 8).

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

Ground leases

In conjunction with certain acquisitions, the Trust has entered into long-term ground leases which require an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the six months ended June 30, 2013 and 2012, the Trust recognized $3.8 million and $3.0 million in rent expense, respectively, in the accompanying condensed consolidated statement of operations related to these ground leases.

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

On September 20, 2011, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2012, the Trust had sold 4.8 million shares of common stock under the equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50 million. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of June 30, 2013, the Trust had sold 1.7 million shares of common stock under the 2012 agreements for net proceeds of approximately $17.8 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the six months ended June 30, 2013 and 2012, total compensation expense relating to the ESPP was $7,603 and $12,630, respectively.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of June 30, 2013 and December 31, 2012, the Trust had net unamortized debt premiums of $2.7 million and $3.1 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Trust did not expect to record any unrecognized tax benefits. The Trust and its subsidiaries file federal and state income tax returns. As of June 30, 2013, open tax years generally included 2009, 2010, 2011 and 2012. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of June 30, 2013 and December 31, 2012, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of June 30, 2013, the Trust had entered into four joint venture agreements to develop, own and manage properties near Duke University, The University of Alabama, Arizona State University – Downtown Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for these joint ventures using the consolidation method of accounting. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations.

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2013, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.  During the six months ended June 30, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

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

 The following table reconciles the basic and diluted weighted average shares for the six months ended June 30, 2013 and 2012:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Basic weighted average shares of common stock outstanding	114,044,969	93,906,974
Operating Partnership Units	830,342	875,577
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	115,082,568	94,989,808

 The following table reconciles the basic and diluted weighted average shares for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012
Basic weighted average shares of common stock outstanding	114,451,522	94,974,171
Operating Partnership Units	830,342	859,905
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	115,489,121	96,041,333

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through June 30, 2013. The carrying value of goodwill was $3.1 million as of June 30, 2013 and December 31, 2012, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.2 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This recognition typically occurs after construction is complete. There was no cost savings revenue recognized for the six months ended June 30, 2013. For the six months ended June 30, 2012, there was $0.2 million of revenue recognized related to cost savings agreements on development projects.

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

Fair value measurements

The Trust follows the guidance contained in FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing unrelated parties, other than in a forced liquidation or sale. The guidance establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. The fair values of these assets are determined using discounted cash flow models, market appraisals if available, and other market participant data. There was no impairment recorded as of June 30, 2013 and December 31, 2012.

Financial assets and liabilities that are not measured at fair value in our accompanying condensed consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses which utilizes market based interest rates. The tables below summarize the carrying amounts and fair values of these financial instruments as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,084	$—
Unsecured revolving credit facility	110,500	—	110,500	—
Variable rate mortgage and construction loans	165,058	—	165,058	—
Fixed rate mortgage and construction loans (1)	268,456	—	285,830	—
(1) The carrying value of fixed rate mortgage and construction loans excludes debt premium (see Note 4).

	As of December 31, 2012
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,772	$—
Unsecured revolving credit facility	79,000	—	79,000	—
Variable rate mortgage and construction loans	125,436	—	125,436	—
Fixed rate mortgage and construction loans	270,342	—	290,409	—

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

3. Investments in unconsolidated entities

During the six months ended June 30, 2013, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures. The Trust participates in major operating decisions of these joint ventures; therefore, the equity method of accounting is used to account for these investments.

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

During the six months ended June 30, 2012, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures.

•University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership; and
•WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In thousands)
Results of Operations:
Revenues	$1,868	$2,037
Net loss	(165)	(2,336)
Equity in earnings (losses) of unconsolidated entities	$(41)	$(301)

As of June 30, 2013 and December 31, 2012, the Trust had $16.1 million and $11.8 million in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of June 30, 2013 and December 31, 2012, the Trust had $1.6 million and $1.5 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

During the six months ended June 30, 2012, the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 7). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in earnings (losses) of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the accompanying condensed consolidated financial statements.

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2013, our borrowing base was $300.4 million, and we had $110.5 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $189.9 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of June 30, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.65%.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of June 30, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Mortgage and construction debt

As of June 30, 2013, the Trust had outstanding mortgage and construction indebtedness of $433.5 million (excluding an unamortized debt premium of $2.7 million, as described in Note 2). Of the total, $129.0 million and $36.0 million relate to variable rate construction and mortgage debt, respectively, which is described below, and $48.1 million relates to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities described below. The remaining $220.4 million pertains to fixed rate mortgage debt that includes $34.7 million of debt that is secured by underlying collegiate housing properties bearing interest at fixed rates ranging from 4.92% to 6.02% and $185.6 million pertains to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.88%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2013.

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

As of June 30, 2013, the Trust had outstanding variable rate mortgage debt of $36.0 million that was assumed in connection with the acquisition of the GrandMarc at Westberry collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of June 30, 2013, the interest rate applicable to the loan was 4.87%.

As of June 30, 2013, the Trust had borrowed $26.1 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin (decreasing to a 1.0% margin once construction is complete and a minimum debt service coverage ratio of 1.0 to 1 has been met) or LIBOR plus a 2.25% margin (decreasing to a 2.0% margin once construction is complete and a minimum debt service coverage ratio of 1.0 to 1 has been met) and is interest only through October 30, 2015. As of June 30, 2013, the interest rate applicable to the loan was 2.44%. On October 30, 2015, if certain conditions for extension are met, the Trust has the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, the Trust has the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2013, the Trust had borrowed $33.1 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through July 1, 2014. As of June 30, 2013, the interest rate applicable to the loan was 2.59%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until July 1, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until July 1, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2013, the Trust had $8.4 million outstanding on a construction loan related to the development of a wholly-owned collegiate housing community at Syracuse University (University Village Apartments on Colvin). The loan bears interest equal to LIBOR plus a 110 basis point margin and was interest only through September 29, 2011. On September 29, 2011, the Trust extended the maturity date until September 29, 2013. Going forward, a debt service coverage ratio, calculated annually on a rolling 12 month basis, of not less than 1.25 to 1 must be maintained with principal and interest being repaid on a monthly basis. As of June 30, 2013, the interest rate applicable to the loan was 1.29%.

As of June 30, 2013, the Trust had $12.3 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through November 30, 2014. As of June 30, 2013, the interest rate applicable to the loan was 2.14%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2013, the Trust had borrowed $23.8 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of June 30, 2013, the interest rate applicable to the loan was 2.29%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.8% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of June 30, 2013, the Trust had borrowed $25.3 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University - Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community when completed (see Note 7). The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of June 30, 2013, the interest rate applicable to the loan was 2.50%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

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

The scheduled maturities of outstanding mortgage and construction indebtedness as of June 30, 2013 are as follows:

Fiscal Year Ending	(In thousands)
2013 (6 months ending December 31, 2013)	$35,628
2014	73,715
2015	86,595
2016	91,728
2017	39,757
Thereafter	106,090
Total	433,513
Debt premium	2,683
Outstanding as of June 30, 2013, net of debt premium	$436,196

As of June 30, 2013, the outstanding mortgage and construction debt had a weighted average interest rate of 4.62% and carried a weighted average term to maturity of 3.0 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Discontinued operations are not included in segment reporting as management addresses those items on a corporate level. The following table represents segment information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013						Six Months Ended June 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$78,692	$—	$—	$—	$78,692	$60,043	$—	$—	$—	$60,043
Third-party development consulting services	—	1,919	—	(769)	1,150	—	503	—	(158)	345
Third-party management services	—	—	1,792	—	1,792	—	—	1,572	—	1,572
Operating expense reimbursements	—	—	—	5,979	5,979	—	—	—	4,399	4,399
Total segment revenues	78,692	1,919	1,792	5,210	87,613	60,043	503	1,572	4,241	66,359
Segment operating expenses:
Collegiate housing leasing operations	36,347	—	—	—	36,347	26,877	—	—	—	26,877
General and administrative	—	2,123	1,275	—	3,398	—	1,820	1,416	(38)	3,198
Reimbursable operating expenses	—	—	—	5,979	5,979	—	—	—	4,399	4,399
Total segment operating expenses	36,347	2,123	1,275	5,979	45,724	26,877	1,820	1,416	4,361	34,474
Segment net operating income (loss) (1)	$42,345	$(204)	$517	$(769)	$41,889	$33,166	$(1,317)	$156	$(120)	$31,885

Total segment assets as of June 30, 2013 and December 31, 2012 (2)	$1,329,134	$6,134	$10,928	$—	$1,346,196	$1,257,476	$5,695	$10,218	$—	$1,273,389

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the six months ended June 30:

	2013	2012
Net operating income for reportable segments	$41,889	$31,885
Other unallocated general and administrative expenses	(3,984)	(4,115)
Depreciation and amortization	(22,786)	(15,513)
Ground leases	(3,798)	(3,020)
Nonoperating expenses	(8,496)	(8,166)
Equity in earnings (losses) of unconsolidated entities	(41)	(301)
Income before income taxes and discontinued operations	$2,784	$770

(2)	The increase in segment assets related to collegiate housing leasing is primarily related to the continued development of thirteen communities for ownership by the Trust.

The following table represents segment information for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013						Three Months Ended June 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$38,279	$—	$—	$—	$38,279	$29,295	$—	$—	$—	$29,295
Third-party development consulting services	—	1,528	—	(769)	759	—	53	—	(36)	17
Third-party management services	—	—	823	—	823	—	—	719	—	719
Operating expense reimbursements	—	—	—	2,121	2,121	—	—	—	2,281	2,281
Total segment revenues	38,279	1,528	823	1,352	41,982	29,295	53	719	2,245	32,312
Segment operating expenses:
Collegiate housing leasing operations	18,259	—	—	—	18,259	13,619	—	—	—	13,619
General and administrative	—	996	631	—	1,627	—	944	719	(21)	1,642
Reimbursable operating expenses	—	—	—	2,121	2,121	—	—	—	2,281	2,281
Total segment operating expenses	18,259	996	631	2,121	22,007	13,619	944	719	2,260	17,542
Segment net operating income (loss) (1)	$20,020	$532	$192	$(769)	$19,975	$15,676	$(891)	$—	$(15)	$14,770

(1)	The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended June 30:

	2013	2012
Net operating income for reportable segments	$19,975	$14,770
Other unallocated general and administrative expenses	(1,961)	(1,938)
Depreciation and amortization	(11,889)	(7,860)
Ground leases	(2,210)	(1,509)
Nonoperating expenses	(4,141)	(3,729)
Equity in earnings (losses) of unconsolidated entities	(21)	(38)
Loss before income taxes and discontinued operations	$(247)	$(304)

6. Commitments and contingencies

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

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of June 30, 2013, the mortgage debt on this community was repaid (see Note 4), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.1 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

The Operating Partnership, along with the joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The partial repayment guaranty is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of June 30, 2013, the joint venture had not drawn on the construction loans.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of June 30, 2013 and December 31, 2012, $36.4 million and $22.7 million, respectively, had been drawn on the construction loan of which $10.3 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of June 30, 2013 and December 31, 2012, the Trust had reimbursable predevelopment costs of $3.3 million and $3.5 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

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

The difference between the collegiate housing community acquisition contract prices of $279.3 million and the total net assets acquired of $231.5 million is $48.5 million of debt assumed in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities (see Note 4) and $0.7 million of net assets purchased or liabilities assumed in addition to fixed assets and debt.

The amounts of the 2012 acquisitions’ revenue and net income included in the Trust’s accompanying condensed consolidated statement of operations for the six months ended June 30, 2012, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income	Net income attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 6/30/12	$1,515	$260	$—
2012 supplemental pro forma for 1/1/12 – 6/30/12(1)	$72,610	$4,706	$0.05
2011 supplemental pro forma for 1/1/11 – 6/30/11(1)	$58,582	$195	$—

(1)
Supplemental pro forma earnings for the six months ended June 30, 2012 were adjusted to exclude $1.1 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to include these charges.

Also in 2012, the Trust purchased the land and parking garage associated with the University Towers residence hall for $7.5 million and simultaneously terminated the ground lease.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing community near Duke University. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2013, the Trust and Javelin 19 had incurred $8.4 million in costs for the project. During the six months ended June 30, 2013, the Trust capitalized interest costs of $0.1 million and capitalized internal development project costs of approximately $0.1 million. The community is expected to open in the summer of 2014.

In July 2012, the 3949 collegiate housing community at Saint Louis University was damaged by fire. The Trust is in the process of rebuilding this community. As of June 30, 2013, the Trust had incurred $18.7 million in costs for the project. During the six months ended June 30, 2013, the Trust capitalized internal development costs of $12,938.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University - Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2013, the Trust and Summa West, LLC had incurred $46.4 million in costs for the project. During the six months ended June 30, 2013 and 2012, the Trust capitalized interest costs of approximately $0.3 million and $0.2 million, respectively, and internal development project costs of approximately $42,601 and $43,232, respectively, related to the development. The community is expected to open in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus (The Retreat). The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2013, the Trust and Landmark Properties had incurred $35.0 million in costs for the project. During the six months ended June 30, 2013 and 2012, the Trust capitalized interest costs for both years of approximately $0.1 million and internal development project costs of approximately $16,694 and $35,724, respectively, related to the development. The community is expected to open in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE PlanSM. As of June 30, 2013, the Trust had incurred $52.9 million in costs for Phases I, II and II-B of the project, with Phase I expected to open in the summer of 2013, Phase II in the summer of 2014 and Phase II-B in the summer of 2015. During the six months ended June 30, 2013 and 2012, the Trust capitalized interest costs of approximately $0.6 million and $10,339, respectively, and internal development project costs of approximately $0.3 million and $0.1 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2014. As of June 30, 2013, the Trust had incurred $3.4 million in project costs. During the six months ended June 30, 2013 and 2012, the Trust capitalized interest costs of approximately $36,518 and $3,378, respectively, and internal development project costs of approximately $42,161 and $9,935, respectively, related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of June 30, 2013, the Trust had incurred $62.5 million in costs for the project, which is expected to open in the summer of 2013. During the six months ended June 30, 2013 and 2012, the Trust capitalized interest costs of approximately $1.0 million and $0.2 million, respectively, and internal development project costs of approximately $0.1 million for both years related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust will develop, own and manage the collegiate housing communities in these first two phases and both phases will include commercial and residential offerings. The first phase opened in August 2012 and the second phase is scheduled to be completed in the summer of 2013. LeylandAlliance LLC and the Trust subsequently entered into an additional agreement to develop the third phase of the project. The third phase is scheduled to be completed in the summer of 2014. As of June 30, 2013, the Trust had incurred $25.5 million in project costs for the second phase and $1.9 million for the third phase. During the six months ended June 30, 2013 and 2012, the Trust capitalized interest costs of $0.3 million and $0.4 million, respectively, and internal development project costs of approximately $0.1 million for both years related to the developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opens.

8. Disposition of real estate investments and discontinued operations

On June 19, 2013, the Trust sold the College Grove collegiate housing community located in Murfreesboro, Tennessee for a sales price of $20.7 million. The Trust received proceeds of $20.2 million after closing costs.

In 2012, the Trust sold The Reserve at Star Pass and NorthPointe, both located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $69.5 million, resulting in net proceeds of approximately $67.2 million after closing costs.

Accordingly, the results of operations of all four properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria.

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

The following tables summarize the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30, 2013	Six months ended June 30, 2012
Collegiate housing leasing revenue	$1,838	$7,672
Collegiate housing leasing operating expenses	(1,127)	(3,797)
Depreciation and amortization	(461)	(2,005)
Interest income	1	—
Noncontrolling interests	(2)	(17)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$249	$1,853
Gain on sale of collegiate housing property	3,895	171
Noncontrolling interests	(28)	(2)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$3,867	$169

	Three months ended June 30, 2013	Three months ended June 30, 2012
Collegiate housing leasing revenue	$846	$3,814
Collegiate housing leasing operating expenses	(577)	(1,911)
Depreciation and amortization	(229)	(998)
Interest income	1	—
Noncontrolling interests	—	(8)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$41	$897
Gain on sale of collegiate housing property	3,895	171
Noncontrolling interests	(28)	(2)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$3,867	$169

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 Plan, as well as 3,147,500 additional shares. As of June 30, 2013, the Trust had 3,033,098 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the compensation committee of the Board determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded shares of restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of June 30, 2013 and December 31, 2012, unearned compensation related to restricted stock totaled $1.3 million and $1.0 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2013 and 2012, compensation expense of $0.5 million was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2013 and January 1, 2012, the Trust adopted the 2013 Long-Term Incentive Plan (the “2013 LTIP”) and

2012 Long-Term Incentive Plan (the “2012 LTIP”), respectively. The purpose of the 2013 LTIP and 2012 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2013 and 2012, the Trust issued 65,791 and 70,595, respectively, of time vested restricted stock to executives and key employees under the 2013 LTIP and 2012 LTIP. The restricted stock granted under the 2013 LTIP and the 2012 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive distributions on the RSUs. On January 1, 2013, the Trust granted 122,180 performance vested RSUs to executives and key employees under the 2013 LTIP described above. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance-based awards to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting. As of June 30, 2013 and December 31, 2012, unearned compensation related to RSUs and performance-based awards totaled $1.7 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2013 and 2012, compensation expense of $0.5 million and $0.4 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of RSUs.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 was $1.1 million. Additionally, during the six months ended June 30, 2013 and 2012 the Trust issued 33,180 and 32,287 shares, respectively, to its independent directors pursuant to the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2013 is as follows:

Stock
Awards(1)
Outstanding as of December 31, 2012	1,052,051
Granted	187,971
Retired	(36,201)
Outstanding as of June 30, 2013	1,203,821
Vested as of June 30, 2013	749,558

(1)	Includes restricted stock and RSU awards where a specific amount of RSUs were granted.

10. Subsequent events

Our Board declared a distribution of $0.11 per share of common stock for the quarter ended June 30, 2013. The distribution is payable on August 15, 2013 to stockholders of record at the close of business on July 31, 2013.
On July 1, 2013, the Trust completed the refinance of the University Towers mortgage debt, which was set to mature on July 1, 2013. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016. The loan may be extended for two 12-month periods, after an extension fee of 0.20% on the outstanding principal is paid, and if the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.0. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The debt service coverage ratio is to be calculated quarterly on a trailing 12 month basis and is to be no less than 1.25 to 1.00, increasing to 1.30 to 1.0 commencing on September 30, 2016 and thereafter. Loan fees of $0.2 million were paid at closing.

11. Restatement of condensed consolidated financial statements
Subsequent to the issuance of the Trust's Form 10-Q for the quarterly period ended June 30, 2012, the Trust identified presentation errors in the condensed consolidated statement of cash flows. These errors related to the cash flow presentation of payables, accrued expenses and return of equity to and contributions from noncontrolling interests attributable to assets under development. These errors had no impact on net cash flow, and did not impact the Trust's condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of changes in equity, funds from operations or other information provided in the previously filed Quarterly Report on Form 10-Q for the six months ended June 30, 2012.
In relation to assets under development, for the six months ended June 30, 2012, the Trust incorrectly overstated cash paid for investments in assets under development in the investing activities section of the condensed consolidated statement of cash flows by $8.5 million, which also resulted in a corresponding overstatement of the change in operating assets and liabilities in net cash provided by operating activities. This overstatement was the result of the change in accrued expenses related to assets under development for the six months ended June 30, 2012, that were improperly included as a source of cash from operating activities and as a use of cash for investing activities. The Trust also returned equity of $0.3 million to noncontrolling interests during the six months ended June 30, 2012 and received contributions from noncontrolling interests of $1.4 million for the six months ended June 30, 2012, related to certain assets under development. These returns of equity and contributions from noncontrolling interests were incorrectly netted against investment in assets under development in the investing activities section of the condensed consolidated statement of cash flows. Under GAAP, the correct presentation is to reflect the gross amount invested in assets under development and include the cash outflow or inflow in return of equity to noncontrolling interests or contributions from noncontrolling interests, respectively, in the financing activities section of the condensed consolidated statement of cash flows.
The table below presents the balances as originally reported, along with the adjustments and restated amount in the condensed consolidated statements of cash flows for the six months ended June 30, 2012.

Six months ended June 30, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated

Operating activities:
Change in operating assets and liabilities	$5,238	(8,515)	(a)	$(3,277)
Net cash provided by operating activities	29,755	(8,515)		21,240
Investing activities:
Investment in assets under development	(70,659)	7,474	(a) (b)	(63,185)
Net cash used in investing activities	(101,412)	7,474		(93,938)
Financing activities:
Return of equity to noncontrolling interests	—	(321)	(b)	(321)
Contributions from noncontrolling interests	—	1,362	(b)	1,362
Net cash provided by financing activities	$4,258	1,041		$5,299
(a) Represents $8,515 of the cash source reported in accounts payable and accrued expenses that was attributable to the change in accounts payable and accrued expenses related to assets under development that should have reduced the amount reported as investments in assets under development.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II, Item 1A. Risk Factors” below. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 95.5% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the six months ended June 30, 2013. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore typically equivalent to the number of beds occupied rather than the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months' rent.

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

Development consulting services

For the six months ended June 30, 2013, revenue from our development consulting services represented approximately 2.3% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2013, revenue from our management services segment represented approximately 2.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses that we pay on behalf of third party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

We define our same-community portfolio as properties that were owned and operating for the full six months ended June 30, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations. The collegiate housing community referred to as 3949 at St. Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and is in the process of being rebuilt. Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the six months ended June 30, 2013, same-community revenue per available bed declined to $499 and same-community physical occupancy declined to 89.0% compared to revenue per available bed of $501 and physical occupancy of 92.6% for the six months ended June 30, 2012. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trends.

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

Same-community preleasing for the 2013/2014 lease term is 180 basis points ahead of the same period in the prior year in occupancy with 86.6% of beds preleased for the fall. Net rental rates for the 2013/2014 lease term are projected to be 2.0% ahead of the prior lease term.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011. For the year ended December 31, 2012, third-party development revenue was $0.8 million. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s owned active development projects, the completion of our participating development during the second quarter of 2012 and the completion of two third-party developments in the first quarter of 2012. Furthermore, the Trust has two active third-party developments at Mansfield University of Pennsylvania (opening this summer) and at West Chester University of Pennsylvania (scheduled to open in summer of 2014). has two third-party developments scheduled to begin this summer at East Stroudsburg University of Pennsylvania and Wichita State University and one project scheduled to begin in spring 2014 at Clarion University of Pennsylvania.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE Plan SM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have a similar program and to date the Trust has four ONE Plan SM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky (“UK”) to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of such to more than 9,000 beds within five to seven years (the "UK Campus Housing Revitalization Plan"). The UK Campus Housing Revitalization Plan is being financed through The ONE PlanSM with the Trust leasing, managing and operating the communities. Construction of phase I of the UK Campus Revitalization Plan, a 601-bed community called Central Hall I & II is proceeding as planned and is on schedule to open in August. At the same time, construction of phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, is well underway for a summer 2014 opening. In May, the Capital Projects and Bond Oversight Committee of the Kentucky Legislature provided the final required approval to proceed with Phase II-B, the next phase of the UK Campus Housing Revitalization Plan. With a total project cost of $101.2 million, this phase of the project is to be delivered in 2015 and includes 1,610 beds in three buildings. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for the Trust. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

For the last four years, same-community operating expenses have either declined or increased no more than 2.9%. For the six months ended June 30, 2013, same-community operating expenses increased 4.2% compared to the same period in the prior year. This increase was mainly driven by higher marketing costs and real estate taxes. We expect full year same-community operating expenses to increase between 2.5% and 3.5%, which is in line with our expectation and a reasonable level of growth for the foreseeable future.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we began reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. We believe the new presentation improves comparability within the industry and better reflects the total cost to operate a property, as we do not include management fees in our property operating expenses. For six months ended June 30, 2013 and 2012, G&A costs (before development pursuit costs and acquisition costs) were $3.7 million. This stability reflects better leverage of our overhead costs as our portfolio grows.

Asset Repositioning and Capital Recycling

We continue to reposition and improve our owned portfolio as follows:

•	In 2010 and 2011, we sold twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry;

•
Through November of 2010 and January 2012, we purchased $256.0 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and Saint Louis University;

•
In 2012, we sold three communities, The Reserve at Star Pass and NorthPointe both serving the University of Arizona and The Reserve on Frankford serving Texas Tech University for net cash proceeds of approximately $67.3 million (see Note 8 to the accompanying condensed consolidated financial statements);

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

•
In June 2013, we sold College Grove collegiate community serving Middle Tennessee State University for net cash proceeds of approximately $20.2 million (see Note 8 to the accompanying condensed consolidated financial statements);

•
We have fourteen active development projects that we are developing for our ownership with anticipated aggregate project costs of $551.8 million within walking distance of universities such as Arizona State University, University of Connecticut, University of Mississippi, the University of Colorado and Duke University and directly on the campuses of University of Kentucky and the University of Texas at Austin (see Note 7 to the accompanying condensed consolidated financial statements);

•	Over the last three years we have improved our portfolio's median distance to edge of campus to 0.2 miles; and

•	Over the last three years we have increased our average rental rate to $578 per bed.

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

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table presents the results of operations for the Trust for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013					Six Months Ended June 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$78,692	$—	$—	$—	$78,692	$60,043	$—	$—	$—	$60,043
Third-party development consulting services	—	1,919	—	(769)	1,150	—	503	—	(158)	345
Third-party management services	—	—	1,792	—	1,792	—	—	1,572	—	1,572
Operating expense reimbursements	—	—	—	5,979	5,979	—	—	—	4,399	4,399
Total segment revenues	78,692	1,919	1,792	5,210	87,613	60,043	503	1,572	4,241	66,359
Segment operating expenses:
Collegiate housing leasing operations	36,347	—	—	—	36,347	26,877	—	—	—	26,877
General and administrative	—	2,123	1,275	—	3,398	—	1,820	1,416	(38)	3,198
Reimbursable operating expenses	—	—	—	5,979	5,979	—	—	—	4,399	4,399
Total segment operating expenses	36,347	2,123	1,275	5,979	45,724	26,877	1,820	1,416	4,361	34,474
Segment net operating income (loss) (1)	$42,345	$(204)	$517	$(769)	$41,889	$33,166	$(1,317)	$156	$(120)	$31,885

(1)The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the six months ended June 30:

	2013	2012
Net operating income for reportable segments	$41,889	$31,885
Other unallocated general and administrative expenses	(3,984)	(4,115)
Depreciation and amortization	(22,786)	(15,513)
Ground leases	(3,798)	(3,020)
Nonoperating expenses	(8,496)	(8,166)
Equity in earnings (losses) of unconsolidated entities	(41)	(301)
Income before income taxes and discontinued operations	$2,784	$770

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the six months ended June 30, 2013 and 2012 were as follows:

	Six months ended June 30, 2013 (9)	Six months ended June 30, 2012 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	89.6%	92.0%	(240)	bps
Economic (2)	87.6%	91.0%	(340)	bps
NarPAB (3)	$503	$474	$29
Other income per avail. bed (4)	$39	$29	$10
RevPAB (5)	$542	$503	$39
Operating expense per bed (6)	$250	$225	$(25)
Operating margin (7)	53.8%	55.2%	(140)	bps
Design Beds (8)	145,202	119,208	25,994
Same communities (10):
Occupancy
Physical (1)	89.0%	92.6%	(360)	bps
Economic (2)	86.5%	91.1%	(460)	bps
NarPAB (3)	$470	$472	$(2)
Other income per avail. bed (4)	$29	$29	$—
RevPAB (5)	$499	$501	$(2)
Operating expense per bed (6)	$229	$220	$(9)
Operating margin (7)	54.2%	56.2%	(200)	bps
Design Beds (8)	116,700	116,658	42

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(10)
Represents operating statistics for communities that were operating for the full six months ended June 30, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations.

Total revenue in the collegiate housing leasing segment was $78.7 million for the six months ended June 30, 2013. This represents an increase of $18.6 million, or 31.1%, from the same period in 2012 and is primarily related to the completion of development or purchase of 10 new communities discussed in the accompanying condensed consolidated financial statements, which added more than 5,200 beds to the portfolio.

Operating expenses in the collegiate housing leasing segment increased $9.5 million, or 35.2%, to $36.3 million for the six months ended June 30, 2013 as compared to the same period in 2012. The 10 new communities discussed above added $8.4 million of operating expenses over the same period in the prior year. Same-community operating expenses increased $1.1 million, or 4.2%, over the same period in the prior year mainly due to higher marketing costs and real estate taxes.

Development consulting services

The following table represents the development consulting projects that were active during the six months ended June 30, 2013 and 2012:

			Segment Revenues
Project	Beds	Fee Type	2013	2012	Difference
			(In thousands)
Centennial Hall	454	Development fee	$—	$182	$(182)
East Stroudsburg University	969	Development fee	—	128	(128)
Mansfield University of Pennsylvania	634	Development fee	—	35	(35)
Mansfield University of Pennsylvania - Phase II	684	Development fee	930	—	930
West Chester University of Pennsylvania - Phase II	653	Development fee	220	—	220
Third-party development consulting services revenue			1,150	345	805
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	770	158	612
Development consulting services total			$1,920	$503	$1,417

Development consulting services revenue increased $1.4 million, or 281.7%, to $1.9 million for the six months ended June 30, 2013 as compared to the same period in 2012. As disclosed in the table above, third-party development consulting revenue increased $0.8 million primarily due to continued progress on the Mansfield University of Pennsylvania - Phase II and West Chester University of Pennsylvania - Phase II projects offset by the finalization of three projects during the six months ended June 30, 2012. The Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.6 million to the increase in development revenue due to the participation in project savings resulting from successful cost management efforts. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development with an initial fixed interest rate of 10%, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

G&A costs for our development consulting services segment increased $0.3 million, or 16.6%, for the six months ended June 30, 2013 compared to the same period in the prior year. This increase is primarily attributable to the increase in active development projects with three new projects expected to begin in the summer of 2013. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue increased $0.2 million, or 14.0%, for the six months ended June 30, 2013 as compared to the same period in the prior year. This increase is due to the management contract for the Science + Technology Park at Johns Hopkins discussed above, for which development was completed and a management contract was entered into, and a net increase in fees from existing contracts offset by the loss of one management contract due to the sale of the community.

G&A costs for our management services segment decreased $0.1 million, or 10.0%, for the six months ended June 30, 2013 compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $7.3 million, or 46.9%, during the six months ended June 30, 2013 over the same period in the prior year. This increase relates mainly to the completion of development or purchase of 10 new communities as discussed above.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table presents the results of operations for the Trust for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013					Three Months Ended June 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$38,279	$—	$—	$—	$38,279	$29,295	$—	$—	$—	$29,295
Third-party development consulting services	—	1,528	—	(769)	759	—	53	—	(36)	17
Third-party management services	—	—	823	—	823	—	—	719	—	719
Operating expense reimbursements	—	—	—	2,121	2,121	—	—	—	2,281	2,281
Total segment revenues	38,279	1,528	823	1,352	41,982	29,295	53	719	2,245	32,312
Segment operating expenses:
Collegiate housing leasing operations	18,259	—	—	—	18,259	13,619	—	—	—	13,619
General and administrative	—	996	631	—	1,627	—	944	719	(21)	1,642
Reimbursable operating expenses	—	—	—	2,121	2,121	—	—	—	2,281	2,281
Total segment operating expenses	18,259	996	631	2,121	22,007	13,619	944	719	2,260	17,542
Segment net operating income (loss) (1)	$20,020	$532	$192	$(769)	$19,975	$15,676	$(891)	$—	$(15)	$14,770

(1)The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended June 30:

	2013	2012
Net operating income for reportable segments	$19,975	$14,770
Other unallocated general and administrative expenses	(1,961)	(1,938)
Depreciation and amortization	(11,889)	(7,860)
Ground leases	(2,210)	(1,509)
Nonoperating expenses	(4,141)	(3,729)
Equity in earnings (losses) of unconsolidated entities	(21)	(38)
Loss before income taxes and discontinued operations	$(247)	$(304)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the three months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30, 2013 (9)	Three months ended June 30, 2012 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	87.4%	89.0%	(160)	bps
Economic (2)	84.8%	87.8%	(300)	bps
NarPAB (3)	$487	$456	$31
Other income per avail. bed (4)	$39	$32	$7
RevPAB (5)	$526	$488	$38
Operating expense per bed (6)	$251	$227	$(24)
Operating margin (7)	52.3%	53.5%	(120)	bps
Design Beds (8)	72,794	59,991	12,803
Same communities (10):
Occupancy
Physical (1)	87.1%	90.1%	(300)	bps
Economic (2)	83.9%	87.9%	(400)	bps
NarPAB (3)	$455	$457	$(2)
Other income per avail. bed (4)	$31	$32	$(1)
RevPAB (5)	$486	$489	$(3)
Operating expense per bed (6)	$228	$222	$(6)
Operating margin (7)	53.2%	54.6%	(140)	bps
Design Beds (8)	58,350	58,329	21

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(10)
Represents operating statistics for communities that were operating for the full six months ended June 30, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations.

Total revenue in the collegiate housing leasing segment was $38.3 million for the three months ended June 30, 2013. This represents an increase of $9.0 million, or 30.7%, from the same period in 2012 and is primarily related to the completion of development or purchase of 10 new communities discussed in the accompanying condensed consolidated financial statements, which added more than 5,200 beds to the portfolio.

Operating expenses in the collegiate housing leasing segment increased $4.6 million, or 34.1%, to $18.3 million for the three months ended June 30, 2013 as compared to the same period in 2012. The 10 new communities discussed above added $4.3 million of operating expenses over the same period in the prior year. Same-community operating expenses increased $0.3 million, or 2.6%, over the same period in the prior year mainly due to higher marketing costs and real estate taxes.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended June 30, 2013 and 2012:

			Segment Revenues
Project	Beds	Fee Type	2013	2012	Difference
			(In thousands)
Centennial Hall	454	Development fee	$—	$—	$—
East Stroudsburg University	969	Development fee	—	16	(16)
Mansfield University of Pennsylvania	634	Development fee	—	1	(1)
Mansfield University of Pennsylvania - Phase II	684	Development fee	568	—	568
West Chester University of Pennsylvania - Phase II	653	Development fee	191	—	191
Third-party development consulting services revenue			759	17	742
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	769	36	733
Development consulting services total			$1,528	$53	$1,475

Development consulting services revenue increased to $1.5 million for the three months ended June 30, 2013 from $0.1 million in the same period in 2012. As disclosed in the table above, third-party development consulting revenue increased $0.7 million primarily due to continued progress on the Mansfield University of Pennsylvania - Phase II and West Chester University of Pennsylvania - Phase II projects offset by the finalization of two projects during the three months ended June 30, 2012. The Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.7 million to the increase in development revenue due to the participation in project savings resulting from successful cost management efforts. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development with an initial fixed interest rate of 10%, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

G&A costs for our development services segment remained relatively flat for the second quarter of 2013 compared to the same period in the prior year. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue increased $0.1 million, or 14.5%, for the three months ended June 30, 2013 as compared to the same period in the prior year. This increase is due to one additional management contract added in 2012 related to the Science + Technology Park at Johns Hopkins discussed above, for which development was completed and a management contract was entered into, and a net increase in fees from existing contracts offset by the loss of one management contract due to the sale of the community.

G&A costs for our management services segment remained relatively flat for the second quarter of 2013 compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $4.0 million, or 51.3%, during the three months ended June 30, 2013 over the same period in the prior year. This increase relates mainly to the completion of development or purchase of 10 new properties as discussed above.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Education Realty Trust, Inc.	$3,832	$1,256	$7,141	$3,144
Gain on sale of collegiate housing assets	(3,895)	(172)	(3,895)	(172)
Real estate related depreciation and amortization	11,949	8,716	23,032	17,279
Real estate depreciation and amortization included in equity in earnings of investees	48	59	96	125
Equity portion of loss on sale of collegiate housing property on equity investees	—	—	—	88
Noncontrolling interests	(98)	(56)	71	185
FFO	11,836	9,803	26,445	20,649

FFO adjustments:
Acquisition costs	72	287	299	454
Straight-line adjustment for ground leases	1,715	1,085	2,807	2,146
FFO adjustments:	1,787	1,372	3,106	2,600

FFO on Participating Developments:
Interest on loan to Participating Development	455	455	905	910
Development fees on Participating Development, net of costs and taxes	454	9	454	71
FFO on Participating Developments:	909	464	1,359	981

Core FFO	$14,532	$11,639	$30,910	$24,230

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

The following is a reconciliation of our GAAP operating income to owned community NOI for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating income	$3,915	$3,463	$11,321	$9,237
Less: Third-party development services revenue	759	17	1,150	345
Less: Third-party management services revenue	823	719	1,792	1,572
Plus: General and administrative expenses	3,588	3,580	7,382	7,313
Plus: Ground leases	2,210	1,509	3,798	3,020
Plus: Depreciation and amortization	11,889	7,860	22,786	15,513
NOI	$20,020	$15,676	$42,345	$33,166

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

The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended June 30, 2013 (in thousands):

	Six months ended June 30, 2013	Plus: Year ended December 31, 2012	Less: Six months ended June 30, 2012	Trailing twelve months ended June 30, 2013
Net income attributable to common stockholders	$7,141	$8,421	$3,144	$12,418
Straight line adjustment for ground leases	2,807	4,364	2,146	5,025
Acquisition costs	299	1,110	454	955
Depreciation and amortization	22,786	35,436	15,513	42,709
Depreciation and amortization - discontinued operations	461	2,438	2,005	894
Loss on impairment of collegiate housing assets - discontinued operations	—	88	88	—
Gain on sale of collegiate housing assets - discontinued operations	(3,895)	(5,496)	(172)	(9,219)
Interest expense, net	7,909	14,390	7,587	14,712
Other nonoperating expense	587	932	579	940
Income tax benefit	(237)	(884)	(479)	(642)
Non-controlling interests	71	216	185	102
Adjusted EBITDA	$37,929	$61,015	$31,050	$67,894

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2013, our borrowing base was $300.4 million, and we had $110.5 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $189.9 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of June 30, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.65%.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of FFO except to comply with the legal requirements to maintain its status as a REIT. As of June 30, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

As of June 30, 2013, we had outstanding mortgage and construction indebtedness of $433.5 million (excluding an unamortized debt premium of $2.7 million). Of the total, $129.0 million and $36.0 million relate to variable rate construction and mortgage debt, respectively, and $48.1 million relates to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities (see Note 4 to the accompanying condensed consolidated financial statements). The remaining $220.4 million pertains to fixed rate mortgage debt that includes $34.7 million of debt that is secured by underlying collegiate housing properties bearing interest at fixed rates ranging from 4.92% to 6.02% and $185.6 million pertains to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009, which bears interest at a weighted average fixed rate of 5.88%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2013.

Liquidity outlook and capital requirements

During the six months ended June 30, 2013, we generated $37.4 million of cash from operations, received proceeds of $16.8 million in equity offerings from our at-the-market program, borrowed a net $31.5 million on our unsecured revolving credit facility, borrowed $40.1 million on construction loans, received insurance proceeds of $11.7 million related to the fire at the 3949 collegiate housing community (see Note 6 to the accompanying condensed consolidated financial statements) and received $20.2 million in proceeds from the sale of the College Grove collegiate housing community (see Note 8 to the accompanying condensed consolidated financial statements). When combined with $17.0 million of existing cash, we were able to invest $7.4 million of capital into existing communities, invest $120.8 million in assets under development, invest $4.3 million in unconsolidated joint ventures, pay debt issuance costs of $2.3 million, repay mortgage debt of $2.3 million and distribute $23.0 million to our stockholders and unitholders in order to end the quarter with approximately $11.0 million of cash.

Our current liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.42 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling through potential asset sales and raising additional equity capital. We believe that these sources of capital will be sufficient to provide for our short-term capital needs.

Distributions for the six months ended June 30, 2013 totaled $23.0 million, or $0.20 per weighted average share/unit, compared to cash provided by operations of $37.4 million, or $0.33 per weighted average share/unit.

Based on our closing share price of $10.23 on June 28, 2013, our total enterprise value was $1.7 billion. With net debt (total debt less cash) of $533.0 million as of June 30, 2013, our debt-to-enterprise value was 31.0% compared to 27.4% as of December 31, 2012. With gross assets of $1.6 billion, which excludes accumulated depreciation of $189.3 million, our debt-to-gross assets ratio was 34.3% as of June 30, 2013 as compared to 31.7% as of December 31, 2012.

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

We have an at-the-market equity distribution program as discussed in Note 2 to the accompanying condensed consolidated financial statements. Since the program's inception in 2010, we have sold an aggregate of 12.3 million shares of common stock for net proceeds of approximately $116.3 million. We have used and are using the net proceeds to repay debt, fund our development pipeline, fund potential future acquisitions and for general corporate purposes.

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

In the second quarter of 2013, we completed the sale of College Grove, located in Murfreesboro, Tennessee for an aggregate sales price of $20.7 million (see Note 8 to the accompanying condensed consolidated financial statements). The net proceeds of $20.2 million were used to fund development and acquisition activity and for general working capital purposes.

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

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage property secured debt, construction loans or borrowings under our Fourth Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common stock, issuances of preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

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

We have fourteen active development projects that we are developing for our ownership with anticipated aggregate project costs of $551.8 million. As of June 30, 2013, $223.6 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of June 30, 2013, we were in compliance with all covenants related to our Fourth Amended Revolver.

Commitments

For the six months ended June 30, 2013, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2012, except for the net increase in debt of $68.9 million (see Note 4 to the accompanying condensed consolidated financial statements), the presale agreement entered into with a private developer that obligates the Trust to purchase a newly developed collegiate housing community for $43.5 million in 2014 as long as the developer meets certain construction deadlines (see Note 6 to the accompanying condensed consolidated financial statements) and our contractual interest obligations have declined $14.0 million.

On July 1, 2013, the Trust completed the refinance of the University Towers mortgage debt, which was set to mature on July 1, 2013. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016.

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

As discussed above, our Board declared a distribution of $0.11 per share of common stock for the quarter ended June 30, 2013. This is a 10% increase over the prior quarter. The distribution is payable on August 15, 2013 to stockholders of record at the close of business on July 31, 2013.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of June 30, 2013 the mortgage debt on this community was repaid (see Note 4 to the accompanying condensed consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.1 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7 to the accompanying condensed consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of June 30, 2013 and December 31, 2012, $36.4 million and $22.7 million, respectively, had been drawn on the construction loan of which $10.3 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2013, we had fixed rate debt of $268.5 million. Holding other variables constant, a 100 basis point increase in interest rates would cause an $8.1 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $8.6 million increase in the fair value of our fixed rate debt. As of June 30, 2013, 49.4% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.67% and an average term to maturity of 3.2 years.

As of June 30, 2013, we had $36.0 million of variable rate mortgage debt assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of June 30, 2013, the interest rate applicable to the loan was 4.87%.

As of June 30, 2013, we had borrowed $129.0 million on variable rate construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $8.4 million, $45.4 million and $75.2 million maturing in 2013, 2014 and 2015, respectively. As of June 30, 2013, the weighted average interest rate applicable to these loans was 2.36%.

As of June 30, 2013, we had borrowed $110.5 million on the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of June 30, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.65%.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2013. Based upon that evaluation, and in connection with the restatements described in Note 11 to the accompanying condensed consolidated financial statements, management has determined that the Trust's disclosure controls and procedures were not effective and the material weakness had not been remediated as of June 30, 2013.
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

Changes in Internal Control Over Financial Reporting

Except for the steps described above there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2013, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, the plan administrator purchased 614 shares of our common stock for approximately $6,975 in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the second quarter of 2013 and purchased 1,504 shares of our common stock for approximately $15,636 in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	406	$11.06	—	—
May 1 - 31, 2013	790	11.36	—	—
June 1 - 30, 2013	922	9.92	—	—
Total	2,118	$10.68	—	—
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

EDUCATION REALTY TRUST, INC.

Date: July 31, 2013	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: July 31, 2013	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: July 31, 2013	By	/s/ J. Drew Koester
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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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