Form 10-Q
period 2013-09-30
Education Realty Trust, Inc.
filed 2013-11-06
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 4, 2013, the latest practicable date, the Registrant had outstanding 114,818,637 shares of common stock, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED September 30, 2013

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2013 and December 31, 2012	2

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2013 and 2012	3

Condensed Consolidated Statements of Operations of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2013 and 2012	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2013 and 2012	5

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2013 and 2012	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	51

Item 4. Controls and Procedures.	52

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	53

Item 1A. Risk Factors.	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	54

Item 3. Defaults Upon Senior Securities.	54

Item 4. Mine Safety Disclosures.	54

Item 5. Other Information.	54

Item 6. Exhibits.	54

Signatures	55

Part I — Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
 (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Assets:
Collegiate housing properties, net	$1,371,267	$1,061,002
Assets under development	74,179	159,264
Corporate office furniture, net	3,249	3,007
Cash and cash equivalents	16,335	17,039
Restricted cash	10,552	6,410
Student contracts receivable, net	1,873	708
Receivable from managed third parties	600	629
Notes receivable	18,130	21,000
Goodwill and other intangibles, net	3,070	4,455
Other assets	45,237	51,173
Total assets	$1,544,492	$1,324,687
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans, net of unamortized premium/discount	$434,705	$398,846
Unsecured revolving credit facility	268,900	79,000
Accounts payable	2,947	1,749
Accrued expenses	59,532	55,374
Deferred revenue	28,173	17,964
Total liabilities	794,257	552,933

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	8,608	8,944

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 114,702,321 and 113,062,452 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,148	1,131
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	825,767	849,878
Accumulated deficit	(90,608)	(93,287)
Total Education Realty Trust, Inc. stockholders’ equity	736,307	757,722
Noncontrolling interests	5,320	5,088
Total equity	741,627	762,810
Total liabilities and equity	$1,544,492	$1,324,687
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenues:
Collegiate housing leasing revenue	$118,970	$88,872
Third-party development consulting services	1,989	490
Third-party management services	2,710	2,451
Operating expense reimbursements	8,141	7,414
Total revenues	131,810	99,227
Operating expenses:
Collegiate housing leasing operations	60,795	45,490
Development and management services	5,224	4,756
General and administrative	5,693	5,901
Depreciation and amortization	34,500	23,780
Ground lease expense	5,631	4,716
Reimbursable operating expenses	8,141	7,414
Total operating expenses	119,984	92,057
Operating income	11,826	7,170
Nonoperating expenses, net:
Interest expense	12,478	10,941
Amortization of deferred financing costs	1,268	911
Interest income	(372)	(152)
Total nonoperating expenses, net	13,374	11,700
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(1,548)	(4,530)
Equity in earnings (losses) of unconsolidated entities	(102)	(340)
Loss before income taxes and discontinued operations	(1,650)	(4,870)
Income tax benefit	(269)	(1,117)
Loss from continuing operations	(1,381)	(3,753)
Income from discontinued operations	4,066	7,412
Net income	2,685	3,659
Less: Net income attributable to the noncontrolling interests	6	26
Net income attributable to Education Realty Trust, Inc.	$2,679	$3,633

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	0.03	0.08
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.02	$0.04
Weighted average shares of common stock outstanding – basic and diluted	114,302	97,259
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(1,357)	$(3,718)
Income from discontinued operations, net of tax	4,036	7,351
Net income attributable to Education Realty Trust, Inc.	$2,679	$3,633
Distributions per share of common stock	$0.31	$0.24
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012
Revenues:
Collegiate housing leasing revenue	$40,278	$28,829
Third-party development consulting services	839	145
Third-party management services	918	879
Operating expense reimbursements	2,162	3,015
Total revenues	44,197	32,868
Operating expenses:
Collegiate housing leasing operations	24,448	18,613
Development and management services	1,826	1,493
General and administrative	1,709	1,851
Depreciation and amortization	11,714	8,268
Ground lease expense	1,833	1,696
Reimbursable operating expenses	2,162	3,015
Total operating expenses	43,692	34,936
Operating income (loss)	505	(2,068)
Nonoperating expenses, net:
Interest expense	4,569	3,354
Amortization of deferred financing costs	438	288
Interest income	(129)	(108)
Total nonoperating expenses, net	4,878	3,534
Loss before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	(4,373)	(5,602)
Equity in earnings (losses) of unconsolidated entities	(61)	(39)
Loss before income taxes and discontinued operations	(4,434)	(5,641)
Income tax benefit	(32)	(638)
Loss from continuing operations	(4,402)	(5,003)
Income (loss) from discontinued operations	(80)	5,372
Net income (loss)	(4,482)	369
Less: Net loss attributable to the noncontrolling interests	(20)	(120)
Net income (loss) attributable to Education Realty Trust, Inc.	$(4,462)	$489

Earnings per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	—	0.05
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$(0.04)	$—
Weighted average shares of common stock outstanding – basic and diluted	114,813	103,929
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of tax	$(4,383)	$(4,842)
Income (loss) from discontinued operations, net of tax	(79)	5,331
Net income (loss) attributable to Education Realty Trust, Inc.	$(4,462)	$489
Distributions per share of common stock	$0.11	$0.10
 See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2011	91,800,688	$918	$662,657	$(101,708)	$1,487	$563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	20,960,325	210	220,038	—	—	220,248
Amortization of restricted stock, net of tax withholding	70,671	1	991	—	—	992
Cash dividends	—	—	(22,657)	—	—	(22,657)
Return of equity to noncontrolling interests	—	—	—	—	(321)	(321)
Contributions from noncontrolling interests	—	—	—	—	4,039	4,039
Net income (loss)	—	—	—	3,633	(110)	3,523
Balance, September 30, 2012	112,863,970	$1,129	$861,389	$(98,075)	$5,095	$769,538

Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$5,088	$762,810
Common stock issued to officers and directors	33,180	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	1,563,196	17	16,594	—	—	16,611
Amortization of restricted stock, net of tax withholding	43,493	—	1,008	—	—	1,008
Cash dividends	—	—	(35,380)	—	—	(35,380)
Return of equity to noncontrolling interests	—	—	—	—	(796)	(796)
Contributions from noncontrolling interests	—	—	—	—	1,197	1,197
Purchase of noncontrolling interests	—	—	(6,693)	—	(175)	(6,868)
Net income	—	—	—	2,679	6	2,685
Balance, September 30, 2013	114,702,321	$1,148	$825,767	$(90,608)	$5,320	$741,627

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Operating activities:		Restated (1)
Net income	$2,685	$3,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,500	23,780
Depreciation included in discontinued operations	461	2,827
Loss on disposal of assets	12	70
Gain on sale of collegiate housing property	(3,895)	(5,427)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,024	3,208
Amortization of deferred financing costs	1,268	911
Amortization of unamortized debt premiums	(581)	(91)
Distributions of earnings from unconsolidated entities	59	146
Noncash compensation expense related to stock-based incentive awards	1,678	1,266
Equity in losses of unconsolidated entities	102	340
Change in operating assets and liabilities	23,263	3,413
Net cash provided by operating activities	63,576	34,102
Investing activities:
Proceeds from sale of collegiate housing properties	20,213	42,340
Property acquisitions, net of cash acquired	(91,216)	(72,952)
Purchase of corporate furniture and fixtures	(623)	(2,708)
Restricted cash	(4,142)	(1,169)
Insurance proceeds on property losses	11,124	5,000
Investment in collegiate housing properties	(12,449)	(12,442)
Earnest money deposits	(225)	(1,050)
Repayment of notes receivable	3,000	1,800
Notes receivable	(125)	(3,000)
Investment in assets under development	(177,674)	(102,551)
Distributions from unconsolidated entities	—	82
Investments in unconsolidated entities	(8,921)	—
Net cash used in investing activities	(261,038)	(146,650)
Financing activities:
Payment of mortgage and construction notes	(51,394)	(78,217)
Payment of offering costs	(199)	(592)
Debt issuance costs	(2,711)	(225)
Borrowing on long-term mortgage and construction loans	87,834	42,354
Repayments of line of credit	(24,133)	(45,000)
Borrowings on line of credit	214,033	45,000
Proceeds from common stock offering	16,795	220,400
Purchase and return of equity to noncontrolling interests	(7,664)	(321)
Contributions from noncontrolling interests	1,197	4,039
Repurchases of common stock and payments of restricted stock tax withholding	(1,286)	—
Dividends and distributions paid to common and restricted stockholders	(35,380)	(22,729)
Dividends and distributions paid to noncontrolling interests	(334)	(351)
Net cash provided by financing activities	196,758	164,358
Net increase (decrease) in cash and cash equivalents	(704)	51,810
Cash and cash equivalents, beginning of period	17,039	75,813
Cash and cash equivalents, end of period	$16,335	$127,623

(1) See Note 11 for further discussion of the restatement.

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Supplemental disclosure of cash flow information:
Interest paid	$17,027	$13,803
Income taxes paid	$428	$101
Supplemental disclosure of noncash activity:
Capital expenditures in accounts payable and accrued expenses related to developments	$10,552	$16,009
Stock-based compensation	$360	$360
Redemption of redeemable noncontrolling interests from unit holder	$—	$424

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (the “FDIC”) insures. As of September 30, 2013, the Trust had $10.9 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purposes of paying taxes, insurance, principal and interest and funding capital improvements.

Distributions

The Trust pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board of Directors (the “Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant.

Notes receivable

On August 26, 2013, the Trust entered into a $0.5 million promissory loan with College Park Apartments, Inc. ("CPA"), our partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 3), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter and has borrowed $0.1 million as of September 30, 2013. The loan is secured by CPA's interest in the joint venture.

During the year ended December 31, 2012, the Trust entered into a mezzanine loan and purchase option agreement with Landmark Properties Holdings, LLC ("Landmark") for the purpose of developing a cottage-style collegiate housing community at Pennsylvania State University in State College, Pennsylvania. The community was wholly owned by Landmark and a construction loan was used to fund 80% of the development. The Trust provided $3.0 million of mezzanine financing at an interest rate of 10% per annum and was granted an option to purchase the community in 2013, 2014 or 2015. On September 11, 2013, Landmark repaid the loan and the Trust exercised the purchase option (see Note 7). As of December 31, 2012, the mezzanine financing was recorded in notes receivable in the accompanying condensed consolidated balance sheet. The mezzanine loan was secured by 100% of Landmark's equity interest in the Pennsylvania State University development and Landmark's equity interest in the joint venture that was developed near the University of Mississippi campus (see Note 7).

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. The second mortgage had an initial interest rate of 10.0% per annum. As of September 30, 2013 and December 31, 2012, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to September 30, 2013, the Trust would have recognized development services revenue net of costs of $2.6 million, guarantee fee revenue of $3.0 million and interest income of $5.1 million since the commencement of the project.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the nine months ended September 30, 2013 and 2012, four properties were classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Of these four properties classified as discontinued operations, three properties were sold during the year ended December 31, 2012. The fourth property was sold during the nine months ended September 30, 2013 (see Note 8).

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

Ground leases

In conjunction with certain acquisitions, the Trust has entered into long-term ground leases which require an increase in annual rent expense based on the greater of 3% or the consumer price index for the life of the lease. The Trust recognizes the minimum 3% annual increase in rent expense on a straight-line basis. For the nine months ended September 30, 2013 and 2012, the Trust recognized $5.6 million and $4.7 million in rent expense, respectively, in the accompanying condensed consolidated statement of operations related to these ground leases.

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

On September 20, 2011, the Trust entered into two equity distribution agreements.  Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. Sales of the common stock depended upon market conditions and other factors determined by the Trust and were made in transactions that were deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The Trust had no obligation to sell any of the common stock, and could at any time suspend offers under the agreements or terminate the agreements. As of December 31, 2012, the Trust had sold 4.8 million shares of common stock under the equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50 million. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of September 30, 2013, the Trust had sold 1.7 million shares of common stock under the 2012 agreements for net proceeds of approximately $17.8 million. The Trust is using the net proceeds to repay debt, fund its development pipeline, fund potential future acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions.  Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the nine months ended September 30, 2013 and 2012, total compensation expense relating to the ESPP was $14,428 and $18,128, respectively.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of September 30, 2013 and December 31, 2012, the Trust had net unamortized debt premiums of $2.5 million and $3.1 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Trust did not expect to record any unrecognized tax benefits. The Trust and its subsidiaries file federal and state income tax returns. As of September 30, 2013, open tax years generally included 2010, 2011 and 2012. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of September 30, 2013 and December 31, 2012, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of September 30, 2013, the Trust had entered into four joint venture agreements to develop, own and manage properties near Duke University, The University of Alabama, Arizona State University – Downtown Phoenix and The University of Mississippi. The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for these joint ventures using the consolidation method of accounting. Our joint venture partners’ investments in the joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. On September 10, 2013, the Trust purchased our joint venture partner's 10% interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash (see Note 7).

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2013, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.  During the nine months ended September 30, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

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

As of September 30, 2013 and 2012, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2013	2012
Operating Partnership Units	830,343	859,906
University Towers Operating Partnership Units	207,257	207,257
Total potentially dilutive securities	1,037,600	1,067,163

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three and nine months ended September 30, 2013 and 2012, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through September 30, 2013. The carrying value of goodwill was $3.1 million as of September 30, 2013 and December 31, 2012, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases and management contracts acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The Trust had no other intangible assets as of September 30, 2013 and other intangible assets with a carrying value of $1.4 million as of December 31, 2012.

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

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3-5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This recognition typically occurs after construction is complete. There was no cost savings revenue recognized for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, there was $0.2 million of revenue recognized related to cost savings agreements on development projects.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. The fair values of these assets are determined using discounted cash flow models, market appraisals if available, and other market participant data. There was no impairment recorded during the nine months ended or year ended September 30, 2013 and December 31, 2012.

Financial assets and liabilities that are not measured at fair value in our accompanying condensed consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses which utilizes market based interest rates. The tables below summarize the carrying amounts and fair values of these financial instruments as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,130	$—	$19,626	$—
Unsecured revolving credit facility	268,900	—	268,900	—
Variable rate mortgage and construction loans	204,271	—	204,271	—
Fixed rate mortgage and construction loans (1)	227,948	—	241,125	—
(1) The carrying value of fixed rate mortgage and construction loans excludes debt premium (see Note 4).

	As of December 31, 2012
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,772	$—
Unsecured revolving credit facility	79,000	—	79,000	—
Variable rate mortgage and construction loans	125,436	—	125,436	—
Fixed rate mortgage and construction loans	270,342	—	290,409	—

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

Recent accounting pronouncements

In February 2013, the FASB updated the guidance related to Liabilities to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The updated guidance requires the entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2013. The adoption is not expected to have a material impact on the Trust's consolidated financial statements.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment- Real Estate Sales to eliminate diversity in practice regarding whether in-substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies that the accounting for such transactions is based on substance rather than form, and a reporting entity generally would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption had no material impact on the Trust’s accompanying condensed consolidated financial statements.

3. Investments in unconsolidated entities

During the nine months ended September 30, 2013, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures. The Trust participates in major operating decisions of these joint ventures; therefore, the equity method of accounting is used to account for these investments.

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

During the nine months ended September 30, 2012, the Trust had investments, directly or indirectly, in the following active unconsolidated joint ventures.

•University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership; and
•WEDR Stinson Investors V, LLC, a Delaware limited liability company, 10% owned by the Operating Partnership.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In thousands)
Results of Operations:
Revenues	$2,706	$2,867
Net loss	(408)	(2,565)
Equity in earnings (losses) of unconsolidated entities	$(102)	$(340)

As of September 30, 2013 and December 31, 2012, the Trust had $20.7 million and $11.8 million in investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets, respectively. As of September 30, 2013 and December 31, 2012, the Trust had $1.7 million and $1.5 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

During the nine months ended September 30, 2012, the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 7). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in earnings (losses) of unconsolidated entities in the condensed consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the accompanying condensed consolidated financial statements.

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2013, our borrowing base was $375.0 million, and we had $268.9 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $106.1 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of September 30, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.63%.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of September 30, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Mortgage and construction debt

As of September 30, 2013, the Trust had outstanding mortgage and construction indebtedness of $432.2 million (excluding an unamortized debt premium of $2.5 million, as described in Note 2). Of the total, $134.4 million and $69.9 million relate to variable rate construction and mortgage debt, respectively, which is described below, and $47.9 million relates to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities described below. The remaining $180.0 million pertains to fixed rate mortgage debt that includes $9.7 million of debt that is secured by the underlying collegiate housing property bearing interest at a fixed rate of 4.92% and $170.4 million pertains to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.87%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2013.

On September 30, 2013, the Trust prepaid a $14.6 million five-year note under the Master Secured Credit Facility. The debt had a fixed interest rate of 5.99% and was due to mature on January 1, 2014. Two collegiate housing communities, The Avenue at Southern and Carrollton Crossing, were released from the collateral pool simultaneous with the pay-off. The mortgage debt was repaid with proceeds received from borrowings under the Fourth Amended Revolver and cash on hand.

On July 1, 2013, the Trust completed the refinance of the University Towers mortgage debt, which was set to mature on July 1, 2013. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016. The loan may be extended for two 12-month periods, after an extension fee of 0.20% on the outstanding principal is paid, and if the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.0. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The debt service coverage ratio is to be calculated quarterly on a trailing 12-month basis and is to be no less than 1.25 to 1.00, increasing to 1.30 to 1.0 commencing on September 30, 2016 and thereafter. Loan fees of $0.2 million were paid at closing. As of September 30, 2013, the interest rate applicable to the loan was 2.29%.

In December 2012, in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities, both adjacent to Texas Tech University in Lubbock, Texas, the Trust assumed $25.1 million and $23.3 million of fixed rate mortgage debt, respectively. The loan for the Suites at Overton Park bears interest at 4.16% and initially matures on April 1, 2016. The loan for the Centre at Overton Park bears interest at 5.6% and initially matures on January 1, 2017. If no event of default has occurred by the initial maturity dates the Trust has the option to extend the maturity dates one year at a base rate plus a 2.5% margin. Principal and interest are paid on a monthly basis for both loans.

As of September 30, 2013, the Trust had outstanding variable rate mortgage debt of $35.9 million that was assumed in connection with the acquisition of the GrandMarc at Westberry collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of September 30, 2013, the interest rate applicable to the loan was 4.90%.

As of September 30, 2013, the Trust had borrowed $31.0 million on a construction loan related to the development of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin (decreasing to a 1.0% margin once construction is complete and a minimum debt service coverage ratio of 1.0 to 1 has been met) or LIBOR plus a 2.25% margin (decreasing to a 2.0% margin once construction is complete and a minimum debt service coverage ratio of 1.0 to 1 has been met) and is interest only through October 30, 2015. As of September 30, 2013, the interest rate applicable to the loan was 2.43%. On October 30, 2015, if certain conditions for extension are met, the Trust has the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, the Trust has the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2013, the Trust had borrowed $33.1 million on a construction loan related to the development of a jointly owned collegiate housing community in Tuscaloosa, Alabama (East Edge). The Trust purchased the 10% noncontrolling interest in the joint venture in September 2013 (see Note 7) and now wholly owns the community. The loan bears interest equal to LIBOR plus a 240 basis point margin and is interest only through July 1, 2014. As of September 30, 2013, the interest rate applicable to the loan was 2.58%. On June 15, 2014, if the debt service ratio is not less than 1.15 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust may extend the loan until July 1, 2015. On June 15, 2015, if the debt service ratio is not less than 1.25 to 1 and an extension fee of 12.5 basis points of the total outstanding principal is paid to the lender, the Trust can extend the loan until July 1, 2016. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2013, the Trust had $12.3 million outstanding on a construction loan related to the development of a second wholly-owned collegiate housing community at Syracuse University (Campus West). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through December 7, 2014. As of September 30, 2013, the interest rate applicable to the loan was 1.98%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2013, the Trust had borrowed $27.1 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat at Oxford). The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed (see Note 7). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of September 30, 2013, the interest rate applicable to the loan was 2.28%. Now that the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.8% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of September 30, 2013, the Trust had borrowed $30.9 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University - Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed (see Note 7). The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of September 30, 2013, the interest rate applicable to the loan was 2.44%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

On September 27, 2013, the Trust repaid in full $8.4 million of construction debt secured by the collegiate housing community referred to as University Village Apartments on Colvin located near Syracuse University, in Syracuse, New York. The construction loan bore interest equal to LIBOR plus a 110 basis point margin and was due to mature on September 29, 2013. The construction loan was repaid with proceeds from the Fourth Amended Revolver and cash on hand.

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

The scheduled maturities of outstanding mortgage and construction indebtedness as of September 30, 2013 are as follows:

Fiscal Year Ending	(In thousands)
2013 (3 months ending December 31, 2013)	$1,090
2014	59,271
2015	100,837
2016	125,379
2017	39,814
Thereafter	105,828
Total	432,219
Debt premium	2,486
Outstanding as of September 30, 2013, net of debt premium	$434,705

As of September 30, 2013, the outstanding mortgage and construction debt had a weighted average interest rate of 4.29% and carried a weighted average term to maturity of 3.03 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Discontinued operations are not included in segment reporting as management addresses those items on a corporate level. The following table represents segment information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013						Nine Months Ended September 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$118,970	$—	$—	$—	$118,970	$88,872	$—	$—	$—	$88,872
Third-party development consulting services	—	1,989	—	—	1,989	—	688	—	(198)	490
Third-party management services	—	—	2,710	—	2,710	—	—	2,451	—	2,451
Operating expense reimbursements	—	—	—	8,141	8,141	—	—	—	7,414	7,414
Total segment revenues	118,970	1,989	2,710	8,141	131,810	88,872	688	2,451	7,216	99,227
Segment operating expenses:
Collegiate housing leasing operations	60,795	—	—	—	60,795	45,490	—	—	—	45,490
General and administrative	—	3,344	1,880	—	5,224	—	2,704	2,096	(44)	4,756
Reimbursable operating expenses	—	—	—	8,141	8,141	—	—	—	7,414	7,414
Total segment operating expenses	60,795	3,344	1,880	8,141	74,160	45,490	2,704	2,096	7,370	57,660
Segment net operating income (loss) (1)	$58,175	$(1,355)	$830	$—	$57,650	$43,382	$(2,016)	$355	$(154)	$41,567

Total segment assets as of September 30, 2013 and December 31, 2012 (2)	$1,473,665	$6,097	$10,965	$—	$1,490,727	$1,257,476	$5,695	$10,218	$—	$1,273,389

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the nine months ended September 30:

	2013	2012
Net operating income for reportable segments	$57,650	$41,567
Other unallocated general and administrative expenses	(5,693)	(5,901)
Depreciation and amortization	(34,500)	(23,780)
Ground leases	(5,631)	(4,716)
Nonoperating expenses	(13,374)	(11,700)
Equity in earnings (losses) of unconsolidated entities	(102)	(340)
Loss before income taxes and discontinued operations	$(1,650)	$(4,870)

(2)
The increase in segment assets related to collegiate housing leasing is primarily related to the development of five communities that opened in the third quarter of 2013, the purchase of two communities in the third quarter of 2013 and the continued development of eight communities for ownership by the Trust.

The following table represents segment information for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013						Three Months Ended September 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$40,278	$—	$—	$—	$40,278	$28,829	$—	$—	$—	$28,829
Third-party development consulting services	—	839	—	—	839	—	185	—	(40)	145
Third-party management services	—	—	918	—	918	—	—	879	—	879
Operating expense reimbursements	—	—	—	2,162	2,162	—	—	—	3,015	3,015
Total segment revenues	40,278	839	918	2,162	44,197	28,829	185	879	2,975	32,868
Segment operating expenses:
Collegiate housing leasing operations	24,448	—	—	—	24,448	18,613	—	—	—	18,613
General and administrative	—	1,221	605	—	1,826	—	880	681	(7)	1,554
Reimbursable operating expenses	—	—	—	2,162	2,162	—	—	—	3,015	3,015
Total segment operating expenses	24,448	1,221	605	2,162	28,436	18,613	880	681	3,008	23,182
Segment net operating income (loss) (1)	$15,830	$(382)	$313	$—	$15,761	$10,216	$(695)	$198	$(33)	$9,686

(1)
The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2013	2012
Net operating income for reportable segments	$15,761	$9,686
Other unallocated general and administrative expenses	(1,709)	(1,790)
Depreciation and amortization	(11,714)	(8,268)
Ground leases	(1,833)	(1,696)
Nonoperating expenses	(4,878)	(3,534)
Equity in earnings (losses) of unconsolidated entities	(61)	(39)
Loss before income taxes and discontinued operations	$(4,434)	$(5,641)

6. Commitments and contingencies

In April 2013, the Trust entered into a presale agreement with a private developer that obligates the Trust to purchase a newly developed collegiate housing community adjacent to Florida International University for $43.5 million as long as the developer completes the project in time for fall 2014 occupancy.
In July 2012, the Trust's 3949 community located in St. Louis, Missouri was partially destroyed by a fire. This community was re-built and opened in August 2013. This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies. Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period. Management anticipates that the gain will be recorded during 2013, once all contingencies have been resolved and the amount of the gain is determinable.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of September 30, 2013, the mortgage debt on this community was repaid (see Note 4), and the $1.5 million letter of credit is no longer outstanding.

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

The Operating Partnership, along with the joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The partial repayment guaranty is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of September 30, 2013, the joint venture had not drawn on the construction loans.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of September 30, 2013 and December 31, 2012, $42.8 million and $22.7 million, respectively, had been drawn on the construction loan of which $11.8 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of September 30, 2013 and December 31, 2012, the Trust had reimbursable predevelopment costs of $3.0 million and $3.5 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

7. Acquisition and development of real estate investments

During the nine months ended September 30, 2013, the Trust completed the following two collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	Aug 2013	745	193	$36,000
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Sept 2013	587	138	$56,189

A summary follows of the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Cottages on Lindberg	The Retreat at State College	Total
Collegiate housing properties	$36,000	$56,189	$92,189
Other assets	51	65	116
Current liabilities	(689)	(405)	(1,094)
Total net assets acquired	$35,362	$55,849	$91,211

The difference between the collegiate housing community acquisition contract prices of $92.2 million and the total net assets acquired of $91.2 million is $1.0 million of net assets purchased or liabilities assumed in addition to fixed assets.

The amounts of the 2013 acquisitions’ revenue and net income included in the Trust’s accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2012, are as follows:

	Revenue	Net income	Net income attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 9/30/13	$719	$400	$—
2013 supplemental pro forma for 1/1/13 – 9/30/13(1)	$134,148	$3,539	$0.03
2012 supplemental pro forma for 1/1/12 – 9/30/12(1)	$99,895	$3,703	$0.04

(1)
Supplemental pro forma earnings for the nine months ended September 30, 2013 were adjusted to exclude $0.1 million of acquisition-related costs incurred in 2013. Supplemental pro forma earnings for the nine months ended September 30, 2012 were adjusted to include these charges.

Also during September 2013, the Trust purchased our joint venture partner's 10% noncontrolling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash. The Trust now owns 100% of the community.

The Trust funded these acquisitions by borrowing on the Fourth Amended Revolver and existing cash.

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

The amounts of the 2012 acquisitions’ revenue and net income included in the Trust’s accompanying condensed consolidated statement of operations for the nine months ended September 30, 2012, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 9/30/12	$2,469	$464	$—
2012 supplemental pro forma for 1/1/12 – 9/30/12(1)	$110,148	$5,637	$0.06
2011 supplemental pro forma for 1/1/11 – 9/30/11(1)	$88,283	$(6,245)	$(0.09)

(1)
Supplemental pro forma earnings for the nine months ended September 30, 2012 were adjusted to exclude $1.1 million of acquisition-related costs incurred in 2012. Supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to include these charges.

Also in 2012, the Trust purchased the land and parking garage associated with the University Towers residence hall for $7.5 million and simultaneously terminated the ground lease.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing community near Duke University. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of September 30, 2013, the Trust and Javelin 19 had incurred $14.2 million in costs for the project. During the nine months ended September 30, 2013, the Trust capitalized interest costs of $0.2 million and capitalized internal development project costs of approximately $0.1 million. The community is expected to open in the summer of 2014.

In July 2012, the 3949 collegiate housing community at Saint Louis University was damaged by fire. As of September 30, 2013, the Trust had incurred $23.2 million in costs to rebuild the community. During the nine months ended September 30, 2013, the Trust capitalized internal development costs of $31,641. The community reopened in the summer of 2013.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University - Downtown Phoenix campus. The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed. As of September 30, 2013, the Trust and Summa West, LLC had incurred $51.3 million in costs for the project. During the nine months ended September 30, 2013 and 2012, the Trust capitalized interest costs of approximately $0.7 million and $0.3 million, respectively, and internal development project costs of approximately $0.1 million for both years related to the development. The community opened in the summer of 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus (The Retreat at Oxford). The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed. As of September 30, 2013, the Trust and Landmark Properties had incurred $36.3 million in costs for the project. During the nine months ended September 30, 2013 and 2012, the Trust capitalized interest costs of approximately $0.4 million and $0.2 million and internal development project costs of approximately $45,970 and $46,816, respectively, related to the development. The community opened in the summer of 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE PlanSM. As of September 30, 2013, the Trust had incurred $76.5 million in costs for Phases I, II and II-B of the project, with Phase II scheduled to open in the summer of 2014 and Phase II-B in the summer of 2015. Phase I opened in the summer of 2013. During the nine months ended September 30, 2013 and 2012, the Trust capitalized interest costs of approximately $1.0 million and $0.1 million, respectively, and internal development project costs of approximately $0.6 million and $0.2 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder. The Trust is developing adjacent housing on the existing land, which is expected to open in the summer of 2014. As of September 30, 2013, the Trust had incurred $5.0 million in project costs. During the nine months ended September 30, 2013 and 2012, the Trust capitalized interest costs of approximately $73,758 and $7,692, respectively, and internal development project costs of approximately $65,863 and $18,743, respectively, related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus. As of September 30, 2013, the Trust had incurred $69.4 million in costs for the project, which opened in the summer of 2013. During the nine months ended September 30, 2013 and 2012, the Trust capitalized interest costs of approximately $1.2 million and $0.5 million, respectively, and internal development project costs of approximately $0.2 million and $0.1 million, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing communities in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase was completed in the summer of 2013. LeylandAlliance LLC and the Trust subsequently entered into an additional agreement to develop the third phase of the project. The third phase is scheduled to be completed in the summer of 2014. As of September 30, 2013, the Trust had incurred $28.2 million in project costs for the second phase and $3.4 million for the third phase. During the nine months ended September 30, 2013 and 2012, the Trust capitalized interest costs of $0.6 million and $0.5 million, respectively, and internal development project costs of approximately $0.1 million for both years related to the developments.

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

The following tables summarize the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Collegiate housing leasing revenue	$1,838	$10,994
Collegiate housing leasing operating expenses	(1,207)	(6,182)
Depreciation and amortization	(461)	(2,827)
Interest income	1	—
Noncontrolling interests	(2)	(20)
Income from discontinued operations attributable to Education Realty Trust, Inc.	$169	$1,965
Gain on sale of collegiate housing property	3,895	5,427
Noncontrolling interests	(28)	(41)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$3,867	$5,386

	Three months ended September 30, 2013	Three months ended September 30, 2012
Collegiate housing leasing revenue	$—	$3,321
Collegiate housing leasing operating expenses	(80)	(2,384)
Depreciation and amortization	—	(822)
Interest income	—	—
Noncontrolling interests	1	(1)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(79)	$114
Gain on sale of collegiate housing property	—	5,257
Noncontrolling interests	—	(40)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$—	$5,217

9. Incentive plan

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders.  The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 Plan, as well as 3,147,500 additional shares. As of September 30, 2013, the Trust had 3,033,098 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the compensation committee of the Board determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded shares of restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of September 30, 2013 and December 31, 2012, unearned compensation related to restricted stock totaled $1.1 million and $1.0 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2013 and 2012, compensation expense of $0.7 million was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2013 and January 1, 2012, the Trust adopted the 2013 Long-Term Incentive Plan (the “2013 LTIP”) and 2012 Long-Term Incentive Plan (the “2012 LTIP”), respectively. The purpose of the 2013 LTIP and 2012 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust and to promote the long-term growth and profitability of the Trust. On January 1, 2013 and 2012, the Trust issued 65,791 and 70,595, respectively, of time vested restricted stock to executives and key employees under the 2013 LTIP and 2012 LTIP. The restricted stock granted under the 2013 LTIP and the 2012 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive distributions on the RSUs. On January 1, 2013, the Trust granted 122,180 performance vested RSUs to executives and key employees under the 2013 LTIP described above. On January 1, 2012, the Trust granted the specific dollar amount of $1.1 million of performance-based awards to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting. As of September 30, 2013 and December 31, 2012, unearned compensation related to RSUs and performance-based awards totaled $1.4 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2013 and 2012, compensation expense of $0.7 million and $0.6 million, respectively, was recognized in the accompanying condensed consolidated statements of operations, related to the vesting of RSUs.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 was $1.7 million and $1.5 million, respectively. Additionally, during the nine months ended September 30, 2013 and 2012 the Trust issued 33,180 and 32,287 shares, respectively, to its independent directors pursuant to the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2013 is as follows:

Stock
Awards(1)
Outstanding as of December 31, 2012	1,052,051
Granted	187,971
Retired	(36,201)
Outstanding as of September 30, 2013	1,203,821
Vested as of September 30, 2013	749,558

(1)	Includes restricted stock and RSU awards where a specific amount of RSUs were granted.

10. Subsequent events

Our Board declared a distribution of $0.11 per share of common stock for the quarter ended September 30, 2013. The distribution is payable on November 15, 2013 to stockholders of record at the close of business on October 31, 2013.

On October 24, 2013, the Operating Partnership entered into the First Amendment to the Fourth Amended and Restated Credit Agreement. The amendment increased the maximum facility from $375 million to $500 million with an accordion feature to $700 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the facility is January 14, 2018, with a one-year extension available provided certain requirements are met. Had the amendment been effective on September 30, 2013, our borrowing base would have been $455.6 million. Financing costs of approximately $1.0 million were paid and will be deferred and amortized over the new term.

11. Restatement of condensed consolidated financial statements
Subsequent to the issuance of the Trust's Form 10-Q for the quarterly period ended September 30, 2012, the Trust identified presentation errors in the condensed consolidated statement of cash flows. These errors related to the cash flow presentation of payables, accrued expenses and return of equity to and contributions from noncontrolling interests attributable to assets under development. These errors had no impact on net cash flow, and did not impact the Trust's condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of changes in equity, funds from operations or other information provided in the previously filed Quarterly Report on Form 10-Q for the nine months ended September 30, 2012.
In relation to assets under development, for the nine months ended September 30, 2012, the Trust incorrectly overstated cash paid for investments in assets under development in the investing activities section of the condensed consolidated statement of cash flows by $9.0 million, which also resulted in a corresponding overstatement of the change in operating assets and liabilities in net cash provided by operating activities. This overstatement was the result of the change in accrued expenses related to assets under development for the nine months ended September 30, 2012, that were improperly included as a source of cash from operating activities and as a use of cash for investing activities. The Trust also returned equity of $0.3 million to noncontrolling interests during the nine months ended September 30, 2012 and received contributions from noncontrolling interests of $4.0 million for the nine months ended September 30, 2012, related to certain assets under development. These returns of equity and contributions from noncontrolling interests were incorrectly netted against investment in assets under development in the investing activities section of the condensed consolidated statement of cash flows. Under GAAP, the correct presentation is to reflect the gross amount invested in assets under development and include the cash outflow or inflow in return of equity to noncontrolling interests or contributions from noncontrolling interests, respectively, in the financing activities section of the condensed consolidated statement of cash flows.
The table below presents the balances as originally reported, along with the adjustments and restated amount in the condensed consolidated statements of cash flows for the nine months ended September 30, 2012.

Nine months ended September 30, 2012
(Amounts in thousands)

	As Previously Reported	Adjustments		As Restated

Operating activities:
Change in operating assets and liabilities	$12,373	(8,960)	(a)	$3,413
Net cash provided by operating activities	43,062	(8,960)		34,102
Investing activities:
Investment in assets under development	(107,793)	5,242	(a) (b)	(102,551)
Net cash used in investing activities	(151,892)	5,242		(146,650)
Financing activities:
Return of equity to noncontrolling interests	—	(321)	(b)	(321)
Contributions from noncontrolling interests	—	4,039	(b)	4,039
Net cash provided by financing activities	$160,640	3,718		$164,358
(a) Represents $8,960 of the cash source reported in accounts payable and accrued expenses that was attributable to the change in accounts payable and accrued expenses related to assets under development that should have reduced the amount reported as investments in assets under development.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II, Item 1A. Risk Factors” below. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the nine months ended September 30, 2013. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore typically equivalent to the number of beds occupied rather than the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months' rent.

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

The majority of our leases commence mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2013 and 2012, approximately 81.3% and 74.6%, respectively, of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2013, revenue from our development consulting services represented approximately 1.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the nine months ended September 30, 2013, revenue from our management services segment represented approximately 2.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3-5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses that we pay on behalf of third party property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the third-party property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

We define our same-community portfolio as properties that were owned and operating for the full nine months ended September 30, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations. The collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and was re-opened in August 2013. Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the nine months ended September 30, 2013, same-community revenue per available bed increased to $484 and same-community physical occupancy declined to 89.2% compared to revenue per available bed of $483 and physical occupancy of 91.2% for the nine months ended September 30, 2012. The results represent averages for the Trust’s portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trends.

The same-community portfolio opened the 2013/2014 lease term with a 5.0% increase in rental revenue. Opening occupancy was up 300 basis points to 94.1% and net rental rates were 2.0% above the prior lease term. New-communities opened the 2013/2014 lease term with an average occupancy of 95.1%, with four out of five of the 2013 development communities opening at or above 100% occupancy.

Development consulting services

The Trust has historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011. For the year ended December 31, 2012, third-party development revenue was $0.8 million. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. This improvement in the development consulting market is evidenced by the Trust’s owned active development projects, the completion of our participating development during the second quarter of 2012 and the completion of two third-party developments in the first quarter of 2012. Furthermore, the Trust expects to complete a third-party development at Mansfield University of Pennsylvania this fall and has two active third-party developments at West Chester University of Pennsylvania and Wichita State University that are both scheduled to open in the summer of 2014. The Trust also is scheduled to begin an additional third-party development in spring 2014 at Clarion University of Pennsylvania.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE Plan SM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have a similar program and to date the Trust has four ONE Plan SM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky (“UK”) to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of such to more than 9,000 beds within five to seven years (the "UK Campus Housing Revitalization Plan"). The UK Campus Housing Revitalization Plan is being financed through The ONE PlanSM with the Trust leasing, managing and operating the communities. Construction of Phase I of the UK Campus Revitalization Plan, a 601-bed community called Central Hall I & II opened in August with all beds leased. At the same time, construction of Phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, is well underway for a summer 2014 opening. In May 2013, the Capital Projects and Bond Oversight Committee of the Kentucky Legislature provided the final required approval to proceed with Phase II-B, the next phase of the UK Campus Housing Revitalization Plan. With a total project cost of $101.2 million, this phase of the project is to be delivered in 2015 and includes 1,610 beds in three buildings. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for the Trust. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

For the last four years, same-community operating expenses have either declined or increased no more than 2.9%. For the nine months ended September 30, 2013, same-community operating expenses increased 3.8% compared to the same period in the prior year. This increase was mainly driven by higher marketing costs and real estate taxes. We expect full year same-community operating expenses to increase between 2.5% and 3.5%, which is in line with our expectation and a reasonable level of growth for the foreseeable future.

General and administrative costs

Historically, we have presented all general and administrative (“G&A”) costs, including regional and corporate costs of supporting our communities, in G&A in our consolidated statement of operations. Beginning with the three months ended March 31, 2012, we began reporting the costs to manage our owned portfolio as part of our collegiate housing operating costs and not as part of G&A costs. We believe the new presentation improves comparability within the industry and better reflects the total cost to operate a property, as we do not include management fees in our property operating expenses. For nine months ended September 30, 2013 and 2012, G&A costs (before development pursuit costs and acquisition costs) were $5.3 million. This stability reflects better leverage of our overhead costs as our portfolio grows.

Asset Repositioning and Capital Recycling

We continue to reposition and improve our owned portfolio as follows:

•	In 2010 and 2011, we sold twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry;

•
Between November 2010 and January 2012, we purchased $256.0 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, Notre Dame, Texas Christian University and Saint Louis University;

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

•
In the third quarter of 2013, we purchased The Cottages at Lindberg serving Purdue University and The Retreat at State College serving Pennsylvania State University for $91.2 million in cash and purchased our joint venture partner's 10% noncontrolling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash (see Note 7 to the accompanying condensed consolidated financial statements);

•
We have four active development projects that we are developing for our ownership with anticipated aggregate project costs of $314.4 million within walking distance of universities such as the University of Colorado and Duke University and directly on the campus of University of Kentucky (see Note 7 to the accompanying condensed consolidated financial statements);

•	We are investing in a joint venture to develop a collegiate housing property referred to as The Marshall at the University of Minnesota with our share of anticipated project costs of $47.0 million;

•
In 2013 we completed five development projects for our ownership with project costs of $192.4 million within walking distance of universities such as Arizona State University, University of Connecticut and University of Mississippi and directly on the campuses of University of Kentucky and the University of Texas at Austin;

•	Over the last three years we have improved our portfolio's median distance to edge of campus from 0.8 miles to 0.1 miles; and

•	Over the last three years we have increased our average rental rate from $410 to $617 per bed.

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

Recent Accounting Pronouncements

In February 2013, the FASB updated the guidance related to Liabilities to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The updated guidance requires the entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2013. The adoption is not expected to have a material impact on the Trust's consolidated financial statements.

In December 2011, the FASB updated the guidance related to Property, Plant and Equipment- Real Estate Sales, to eliminate diversity in practice regarding whether in-substance real estate should be derecognized when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default of the subsidiary on its nonrecourse debt. The updated guidance clarifies that the accounting for such transactions is based on substance rather than form, and a reporting entity generally would not satisfy the requirements to derecognize the in-substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2012. The adoption had no material impact on the Trust’s accompanying condensed consolidated financial statements.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table presents the results of operations for the Trust for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013					Nine Months Ended September 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$118,970	$—	$—	$—	$118,970	$88,872	$—	$—	$—	$88,872
Third-party development consulting services	—	1,989	—	—	1,989	—	688	—	(198)	490
Third-party management services	—	—	2,710	—	2,710	—	—	2,451	—	2,451
Operating expense reimbursements	—	—	—	8,141	8,141	—	—	—	7,414	7,414
Total segment revenues	118,970	1,989	2,710	8,141	131,810	88,872	688	2,451	7,216	99,227
Segment operating expenses:
Collegiate housing leasing operations	60,795	—	—	—	60,795	45,490	—	—	—	45,490
General and administrative	—	3,344	1,880	—	5,224	—	2,704	2,096	(44)	4,756
Reimbursable operating expenses	—	—	—	8,141	8,141	—	—	—	7,414	7,414
Total segment operating expenses	60,795	3,344	1,880	8,141	74,160	45,490	2,704	2,096	7,370	57,660
Segment net operating income (loss) (1)	$58,175	$(1,355)	$830	$—	$57,650	$43,382	$(2,016)	$355	$(154)	$41,567

(1)The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the nine months ended September 30:

	2013	2012
Net operating income for reportable segments	$57,650	$41,567
Other unallocated general and administrative expenses	(5,693)	(5,901)
Depreciation and amortization	(34,500)	(23,780)
Ground leases	(5,631)	(4,716)
Nonoperating expenses	(13,374)	(11,700)
Equity in earnings (losses) of unconsolidated entities	(102)	(340)
Income before income taxes and discontinued operations	$(1,650)	$(4,870)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30, 2013 (9)	Nine months ended September 30, 2012 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	89.3%	90.2%	(90)	bps
Economic (2)	83.2%	85.6%	(240)	bps
NarPAB (3)	$482	$451	$31
Other income per avail. bed (4)	$44	$36	$8
RevPAB (5)	$526	$487	$39
Operating expense per bed (6)	$269	$249	$(20)
Operating margin (7)	48.9%	48.8%	10	bps
Design Beds (8)	226,086	182,543	43,543
Same communities (10):
Occupancy
Physical (1)	89.2%	91.2%	(200)	bps
Economic (2)	82.6%	85.8%	(320)	bps
NarPAB (3)	$451	$450	$1
Other income per avail. bed (4)	$33	$33	$—
RevPAB (5)	$484	$483	$1
Operating expense per bed (6)	$252	$243	$(9)
Operating margin (7)	48.0%	49.9%	(190)	bps
Design Beds (8)	174,854	174,854	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(10)
Represents operating statistics for communities that were operating for the full nine months ended September 30, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations.

Total revenue in the collegiate housing leasing segment was $119.0 million for the nine months ended September 30, 2013. This represents an increase of $30.1 million, or 33.9%, from the same period in 2012 and is primarily related to the opening of 3 developments and purchase of 7 new communities in 2012 and the opening of 5 developments and the purchase of 2 new communities during 2013 (discussed in Note 7 of the accompanying condensed consolidated financial statements), which added more than 9,000 beds to the portfolio.

Operating expenses in the collegiate housing leasing segment increased $15.3 million, or 33.6%, to $60.8 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The 17 new communities discussed above added $13.7 million of operating expenses over the same period in the prior year. Same-community operating expenses increased $1.6 million, or 3.8%, over the same period in the prior year mainly due to higher marketing, Internet, insurance and maintenance costs.

Development consulting services

The following table represents the development consulting projects that were active during the nine months ended September 30, 2013 and 2012:

			Segment Revenues
Project	Beds	Fee Type	2013	2012	Difference
			(In thousands)
Centennial Hall	454	Development fee	$—	$182	$(182)
East Stroudsburg University	969	Development fee	—	136	(136)
Mansfield University of Pennsylvania	634	Development fee	—	35	(35)
Mansfield University of Pennsylvania - Phase II	684	Development fee	1,224	87	1,137
West Chester University of Pennsylvania - Phase II	653	Development fee	577	—	577
Wichita State University	784	Development fee	121	—	121
Miscellaneous development consulting fees			67	50	17
Third-party development consulting services revenue			1,989	490	1,499
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	770	198	572
Development consulting services total			$2,759	$688	$2,071

Development consulting services revenue increased $2.1 million, or 301.0%, to $2.8 million for the nine months ended September 30, 2013 as compared to the same period in 2012. As disclosed in the table above, third-party development consulting revenue increased $1.5 million primarily due to continued progress on the Mansfield University of Pennsylvania - Phase II and West Chester University of Pennsylvania - Phase II projects as well as starting on the Wichita State University project offset by the finalization of three projects during the nine months ended September 30, 2012. The Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) contributed $0.6 million to the increase in development revenue due to the participation in project savings resulting from successful cost management efforts. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development with an initial fixed interest rate of 10%, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

G&A costs for our development consulting services segment increased $0.6 million, or 23.7%, for the nine months ended September 30, 2013 compared to the same period in the prior year. This increase is primarily attributable to the increase in active development projects. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue increased $0.3 million, or 10.6%, for the nine months ended September 30, 2013 as compared to the same period in the prior year. This increase is due to the management contract for the Science + Technology Park at Johns Hopkins discussed above, for which development was completed and a management contract was entered into, and a net increase in fees from existing contracts offset by the loss of one management contract due to the sale of the community.

G&A costs for our management services segment decreased $0.2 million, or 10.3%, for the nine months ended September 30, 2013 compared to the same period in the prior year. This decrease is primarily due to the leveraging of our management services department as we increase the communities in our combined portfolio.

Depreciation and amortization

Depreciation and amortization increased $10.7 million, or 45.1%, during the nine months ended September 30, 2013 over the same period in the prior year. This increase relates mainly to the 17 new communities discussed above.

Nonoperating expenses

Nonoperating expenses increased $1.7 million, or 14.3%, during the nine months ended September 30, 2013 over the same period in the prior year. This increase relates to additional interest expense associated with the increase in mortgage and construction debt of $112.1 million and the borrowing of $268.9 million on the Fourth Amended Revolver.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table presents the results of operations for the Trust for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013					Three Months Ended September 30, 2012
	(In thousands)
	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total	Collegiate Housing Leasing	Development Consulting Services	Management Services	Adjustments/ Eliminations	Total
Segment revenues:
Collegiate housing leasing revenue	$40,278	$—	$—	$—	$40,278	$28,829	$—	$—	$—	$28,829
Third-party development consulting services	—	839	—	—	839	—	185	—	(40)	145
Third-party management services	—	—	918	—	918	—	—	879	—	879
Operating expense reimbursements	—	—	—	2,162	2,162	—	—	—	3,015	3,015
Total segment revenues	40,278	839	918	2,162	44,197	28,829	185	879	2,975	32,868
Segment operating expenses:
Collegiate housing leasing operations	24,448	—	—	—	24,448	18,613	—	—	—	18,613
General and administrative	—	1,221	605	—	1,826	—	880	681	(7)	1,554
Reimbursable operating expenses	—	—	—	2,162	2,162	—	—	—	3,015	3,015
Total segment operating expenses	24,448	1,221	605	2,162	28,436	18,613	880	681	3,008	23,182
Segment net operating income (loss) (1)	$15,830	$(382)	$313	$—	$15,761	$10,216	$(695)	$198	$(33)	$9,686

(1)The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated loss before income taxes and discontinued operations for the three months ended September 30:

	2013	2012
Net operating income for reportable segments	$15,761	$9,686
Other unallocated general and administrative expenses	(1,709)	(1,790)
Depreciation and amortization	(11,714)	(8,268)
Ground leases	(1,833)	(1,696)
Nonoperating expenses	(4,878)	(3,534)
Equity in earnings (losses) of unconsolidated entities	(61)	(39)
Loss before income taxes and discontinued operations	$(4,434)	$(5,641)

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same communities for the three months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30, 2013 (9)	Three months ended September 30, 2012 (9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical (1)	88.7%	86.9%	180	bps
Economic (2)	75.5%	75.6%	(10)	bps
NarPAB (3)	$446	$407	$39
Other income per avail. bed (4)	$52	$48	$4
RevPAB (5)	$498	$455	$43
Operating expense per bed (6)	$302	$294	$(8)
Operating margin (7)	39.3%	35.4%	390	bps
Design Beds (8)	80,884	63,335	17,549
Same communities (10):
Occupancy
Physical (1)	89.5%	88.5%	100	bps
Economic (2)	74.8%	75.4%	(60)	bps
NarPAB (3)	$413	$407	$6
Other income per avail. bed (4)	$41	$42	$(1)
RevPAB (5)	$454	$449	$5
Operating expense per bed (6)	$297	$289	$(8)
Operating margin (7)	34.7%	35.7%	(100)	bps
Design Beds (8)	58,154	58,154	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by dividing net apartment rent accounted for on a GAAP basis for the respective period by market rent for the respective period.

(3)	Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(10)
Represents operating statistics for communities that were operating for the full nine months ended September 30, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities or are classified as discontinued operations.

Total revenue in the collegiate housing leasing segment was $40.3 million for the three months ended September 30, 2013. This represents an increase of $11.4 million, or 39.7%, from the same period in 2012 and is primarily related to the opening of 3 developments and purchase of 7 new communities in 2012 and the opening of 5 developments and the purchase of 2 new communities during 2013 (discussed in Note 7 of the accompanying condensed consolidated financial statements), which added more than 9,000 beds to the portfolio.

Operating expenses in the collegiate housing leasing segment increased $5.8 million, or 31.3%, to $24.4 million for the three months ended September 30, 2013 as compared to the same period in 2012. The 17 new communities discussed above added $5.4 million of operating expenses over the same period in the prior year. Same-community operating expenses increased $0.5 million, or 2.8%, over the same period in the prior year mainly due to higher marketing, Internet, insurance and maintenance costs offset by a decline in real estate tax expense.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended September 30, 2013 and 2012:

			Segment Revenues
Project	Beds	Fee Type	2013	2012	Difference
			(In thousands)
East Stroudsburg University	969	Development fee	—	7	(7)
Mansfield University of Pennsylvania - Phase II	684	Development fee	294	88	206
West Chester University of Pennsylvania - Phase II	653	Development fee	358	—	358
Wichita State University	784	Development fee	120	—	120
Miscellaneous development consulting			67	50	17
Third-party development consulting services revenue			839	145	694
Participating project - Science + Technology Park at Johns Hopkins	572	Development fee	—	40	(40)
Development consulting services total			$839	$185	$654

Development consulting services revenue increased to $0.8 million for the three months ended September 30, 2013 from $0.2 million in the same period in 2012. As disclosed in the table above, third-party development consulting revenue increased $0.7 million primarily due to continued progress on the Mansfield University of Pennsylvania - Phase II and West Chester University of Pennsylvania - Phase II projects and the starting of a project at Wichita State University. The Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) was completed in the summer of 2012. Due to the fact that the Trust is guaranteeing the construction loan and extending a second mortgage to the development with an initial fixed interest rate of 10%, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment financial statements above and deferred in the adjustments/eliminations column.

G&A costs for our development services segment increased $0.3 million, or 38.8%, for the three months ended September 30, 2013 compared to the same period in the prior year. This increase is primarily attributable to the increase in active development projects. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the adjustments/eliminations column of the segment financial statements.

Management services

Total management services revenue remained relatively flat for the three months ended September 30, 2013 as compared to the same period in the prior year.

G&A costs for our management services segment declined $0.1 million, or 11.2%, for the three months ended September 30, 2013 as compared to the same period in the prior year. This decrease is primarily due to the leveraging of our management services department as we increase the communities in our combined portfolio.

Depreciation and amortization

Depreciation and amortization increased $3.4 million, or 41.7%, during the three months ended September 30, 2013 over the same period in the prior year. This increase relates mainly to the 17 new properties as discussed above.

Nonoperating expenses

Nonoperating expenses increased $1.3 million, or 38.0%, during the three months ended September 30, 2013 over the same period in the prior year. This increase relates to additional interest expense associated with the increase in mortgage and construction debt of $112.1 million and the borrowing of $268.9 million on the Fourth Amended Revolver.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Education Realty Trust, Inc.	$(4,462)	$489	$2,679	$3,633
Gain on sale of collegiate housing assets	—	(5,255)	(3,895)	(5,427)
Real estate related depreciation and amortization	11,548	8,920	34,580	26,199
Real estate depreciation and amortization included in equity in earnings of investees	48	53	144	178
Equity portion of loss on sale of collegiate housing property on equity investees	—	—	—	88
Noncontrolling interests	(73)	(48)	(2)	137
FFO	7,061	4,159	33,506	24,808

FFO adjustments:
Acquisition costs	(19)	155	280	609
Straight-line adjustment for ground leases	1,217	1,062	4,024	3,208
FFO adjustments:	1,198	1,217	4,304	3,817

FFO on Participating Developments:
Interest on loan to Participating Development	460	460	1,365	1,370
Development fees on Participating Development, net of costs and taxes	—	20	454	91
FFO on Participating Developments:	460	480	1,819	1,461

Core FFO	$8,719	$5,856	$39,629	$30,086

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

The following is a reconciliation of our GAAP operating income to owned community NOI for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating income	$505	$(2,068)	$11,826	$7,170
Less: Third-party development services revenue	839	145	1,989	490
Less: Third-party management services revenue	918	879	2,710	2,451
Plus: General and administrative expenses	3,535	3,344	10,917	10,657
Plus: Ground leases	1,833	1,696	5,631	4,716
Plus: Depreciation and amortization	11,714	8,268	34,500	23,780
NOI	$15,830	$10,216	$58,175	$43,382

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

The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended September 30, 2013 (in thousands):

	Nine months ended September 30, 2013	Plus: Year ended December 31, 2012	Less: Nine months ended September 30, 2012	Trailing twelve months ended September 30, 2013
Net income attributable to common stockholders	$2,679	$8,421	$3,633	$7,467
Straight line adjustment for ground leases	4,024	4,364	3,208	5,180
Acquisition costs	280	1,110	609	781
Depreciation and amortization	34,500	35,436	23,780	46,156
Depreciation and amortization - discontinued operations	461	2,438	2,827	72
Loss on impairment of collegiate housing assets - discontinued operations	—	88	88	—
Gain on sale of collegiate housing assets - discontinued operations	(3,895)	(5,496)	(5,427)	(3,964)
Interest expense, net	12,478	14,390	10,941	15,927
Other nonoperating expense	896	932	759	1,069
Income tax (benefit)	(269)	(884)	(1,117)	(36)
Non-controlling interests	6	216	26	196
Adjusted EBITDA	$51,160	$61,015	$39,327	$72,848

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2013, our borrowing base was $375.0 million, and we had $268.9 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $106.1 million.

On October 24, 2013, the Operating Partnership entered into the First Amendment to the Fourth Amended and Restated Credit Agreement. The amendment increased the maximum facility from $375 million to $500 million with an accordion feature to $700 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the facility is January 14, 2018, with a one-year extension available provided certain requirements are met. Had the amendment been effective on September 30, 2013, our borrowing base would have been $455.6 million. Financing costs of approximately $1.0 million were paid and will be deferred and amortized over the new term.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of September 30, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.63%.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of FFO except to comply with the legal requirements to maintain its status as a REIT. As of September 30, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

As of September 30, 2013, we had outstanding mortgage and construction indebtedness of $432.2 million (excluding an unamortized debt premium of $2.5 million). Of the total, $134.4 million and $69.9 million relate to variable rate construction and mortgage debt, respectively, and $47.9 million relates to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities (see Note 4 to the accompanying condensed consolidated financial statements). The remaining $180.0 million pertains to fixed rate mortgage debt that includes $9.7 million of debt that is secured by an underlying collegiate housing property bearing interest at a fixed rate of 4.92% and $170.4 million pertains to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009, which bears interest at a weighted average fixed rate of 5.87%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2013.

Liquidity outlook and capital requirements

During the nine months ended September 30, 2013, we generated $63.6 million of cash from operations, received proceeds of $16.8 million in equity offerings from our at-the-market program, borrowed a net $189.9 million on our unsecured revolving credit facility, borrowed $87.8 million on mortgage and construction loans, received insurance proceeds of $11.1 million related to the fire at the 3949 collegiate housing community (see Note 6 to the accompanying condensed consolidated financial statements) and received $20.2 million in proceeds from the sale of the College Grove collegiate housing community (see Note 8 to the accompanying condensed consolidated financial statements). When combined with $17.0 million of existing cash, we were able to invest $12.4 million of capital into existing communities, invest $177.7 million in assets under development and reserve cash of $3.0 million related to these developments, invest $91.2 million in the acquisition of two collegiate housing communities, invest $8.9 million in unconsolidated joint ventures, pay debt issuance costs of $2.7 million, repay mortgage debt of $51.4 million, pay distributions to and purchase noncontrolling interests from joint venture partners of $7.7 million and distribute $35.7 million to our stockholders and unitholders in order to end the quarter with approximately $16.3 million of cash.

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

Distributions for the nine months ended September 30, 2013 totaled $35.7 million, or $0.31 per weighted average share/unit, compared to cash provided by operations of $63.6 million, or $0.55 per weighted average share/unit.

Based on our closing share price of $9.10 on September 30, 2013, our total enterprise value was $1.7 billion. With net debt (total debt less cash) of $684.8 million as of September 30, 2013, our debt-to-enterprise value was 39.4% compared to 27.4% as of December 31, 2012. With gross assets of $1.7 billion, which excludes accumulated depreciation of $200.6 million, our debt-to-gross assets ratio was 40.2% as of September 30, 2013 as compared to 31.7% as of December 31, 2012.

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

In the third quarter of 2012, we completed the purchase of The Province, near East Carolina University in Greenville, North Carolina for a purchase price of $50.0 million. In the fourth quarter of 2012 we completed the purchase of The District on 5th serving the University of Arizona, Campus Village serving Michigan State University, The Province at Kent State serving Kent State University and The Suites at Overton Park and The Centre at Overton Park both serving Texas Tech University for a combined purchase price of $206.3 million and a total of 2,581 beds (see Note 7 to the accompanying condensed consolidated financial statements). The Trust funded these acquisitions with assumed debt of $48.5 million and existing cash, including cash proceeds generated by the August 2012 common stock offering (see Note 2 to the accompanying condensed consolidated financial statements) and sales of collegiate housing communities as discussed above.

In the third quarter of 2013, we completed the purchase of The Cottages at Lindberg serving Purdue University and The Retreat at State College serving Pennsylvania State University for a combined purchase price of $91.2 million. The Trust also purchased our joint venture partner's 10% noncontrolling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash. The Trust now owns 100% of the community. The Trust funded these acquisitions with proceeds from the sale of College Grove discussed above and by borrowing on the Fourth Amended Revolver (see Note 7 to the accompanying condensed consolidated financial statements).

Also in the third quarter of 2013 we opened five developments with our share of the aggregate project costs being $192.4 million. We have five active development projects that we are developing for our ownership (either wholly owned or joint ventures) with anticipated aggregate project costs of $361.4 million. As of September 30, 2013, $87.7 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity instruments, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities.  Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity.  As of September 30, 2013, we were in compliance with all covenants related to our Fourth Amended Revolver.

Commitments

For the nine months ended September 30, 2013, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2012, except for the net increase in debt of $225.8 million (see Note 4 to the accompanying condensed consolidated financial statements), the addition of a long-term ground lease with future minimum lease payments of $16.8 million, the presale agreement entered into with a private developer that obligates the Trust to purchase a newly developed collegiate housing community for $43.5 million in 2014 as long as the developer meets certain construction deadlines (see Note 6 to the accompanying condensed consolidated financial statements) and our contractual interest obligations have declined $17.5 million.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the discretion of our Board. We may be required to use borrowings under our Fourth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During July of 2012, our Board increased the annual dividend target by 43% from $0.28 to $0.40 per share/unit becoming effective with the August 15, 2012 dividend. During July of 2013, our Board increased the annual dividend target by 10% from $.40 to $.44 per share/unit becoming effective with the August 15, 2013 dividend.

As discussed above, our Board declared a distribution of $0.11 per share of common stock for the quarter ended September 30, 2013. The distribution is payable on November 15, 2013 to stockholders of record at the close of business on October 31, 2013.

Off-Balance Sheet Arrangements

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. As of September 30, 2013, the mortgage debt on this community was repaid (see Note 4 to the accompanying condensed consolidated financial statements), and the $1.5 million letter of credit is no longer outstanding.

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

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 7 to the accompanying condensed consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the project. As of September 30, 2013 and December 31, 2012, $42.8 million and $22.7 million, respectively, had been drawn on the construction loan of which $11.8 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2013, we had fixed rate debt of $227.9 million. Holding other variables constant, a 100 basis point increase in interest rates would cause an $7.5 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $7.9 million increase in the fair value of our fixed rate debt. As of September 30, 2013, 32.5% of the outstanding principal amounts of our mortgage notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.62% and an average term to maturity of 3.6 years.

On July 1, 2013, the Trust completed the refinance of the University Towers mortgage debt, which was set to mature on July 1, 2013. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016. The loan may be extended for two 12-month periods, after an extension fee of 0.20% on the outstanding principal is paid, and if the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.0. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The debt service coverage ratio is to be calculated quarterly on a trailing 12 month basis and is to be no less than 1.25 to 1.00, increasing to 1.30 to 1.0 commencing on September 30, 2016 and thereafter. Loan fees of $0.2 million were paid at closing. As of September 30, 2013, the interest rate applicable to the loan was 2.29%.

As of September 30, 2013, we had $35.9 million of variable rate mortgage debt assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per annum applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per annum, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of September 30, 2013, the interest rate applicable to the loan was 4.90%.

 As of September 30, 2013, we had borrowed $134.4 million on variable rate construction loans related to the development of wholly owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $45.4 million and $89.0 million maturing in 2014 and 2015, respectively. As of September 30, 2013, the weighted average interest rate applicable to these loans was 2.4%.

As of September 30, 2013, we had borrowed $268.9 million on the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of September 30, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.63%.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2013. Based upon that evaluation, and in connection with the restatements described in Note 11 to the accompanying condensed consolidated financial statements, management has determined that the Trust's disclosure controls and procedures were not effective and the material weakness had not been remediated as of September 30, 2013.

We are committed to a strong internal control environment and are currently taking steps to remediate this material weakness. Specifically, management will address the presentation of new transactions in the statement of cash flows at the time the accounting for new transactions is reviewed and approved and support its conclusions with relevant guidance. We intend to implement this process immediately. We believe that this remediation action will represent significant improvement in our internal control environment.

Changes in Internal Control Over Financial Reporting

Except for the steps described above there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The discussion of the Trust’s business and operations should be read together with the risk below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have a material adverse effect on our business, financial condition and results of operations.

On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2013, in connection with our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) for our common stockholders, the plan administrator purchased 875 shares of our common stock for approximately $7,926 in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the third quarter of 2013 and purchased 856 shares of our common stock for approximately $8,192 in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	267	$10.46	—	—
August 1 - 31, 2013	1,173	9.06	—	—
September 1 - 30, 2013	291	9.28	—	—
Total	1,731	$9.31	—	—
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

EDUCATION REALTY TRUST, INC.

Date: November 5, 2013	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: November 5, 2013	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2013	By	/s/ J. Drew Koester
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

10.1
First Amendment to Fourth Amended and Restated Credit Agreement dated as of October 24, 2013 among Education Realty Operating Partnership, LP, and certain of its subsidiaries, as Borrower, the lenders party thereto and KeyBank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on October 28, 2013).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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