Form 10-K
period 2013-12-31
Education Realty Trust, Inc.
filed 2014-03-03
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.1 billion, based on the closing sales price of $10.23 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 24, 2014, the registrant had 115,013,964 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•
risks and uncertainties related to the national and local economies and the real estate industry in general and in our specific markets (including university enrollment conditions and admission policies, and our relationship with these universities);

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

EDUCATION REALTY TRUST, INC.    FISCAL 2013    FORM 10-K

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc., or we, us, our, EdR or the Trust, is a self-managed and self-advised real estate investment trust, or REIT, incorporated in the state of Maryland in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2013, we owned 49 collegiate housing communities located in 23 states containing 27,982 beds in 9,933 apartment units on or near 41 university campuses. As of December 31, 2013, we provided third-party management services for 22 collegiate housing communities located in 10 states containing 11,722 beds in 3,777 apartment units on or near 18 university campuses.

All of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP, our Operating Partnership, and its wholly-owned subsidiaries, EDR Management Inc., or our Management Company, and EDR Development LLC, or our Development Company. The majority of our operating expenses are borne by our Operating Partnership, our Management Company, our Development Company or our communities, as the case may be.

We are the sole general partner of our Operating Partnership. As a result, our Board of Directors, or the Board, effectively directs all of our Operating Partnership’s affairs. We own 99.3% of the outstanding partnership units of our Operating Partnership, and 0.7% of the partnership units are held by the former owners of our initial properties and assets, including members of our management team and Board.

University Towers Operating Partnership, LP, or the University Towers Partnership, which is our affiliate, holds, owns and operates our University Towers property located in Raleigh, North Carolina. We own 72.7% of the partnership units in the University Towers Partnership, and the remaining 27.3% of the partnership units in the University Towers Partnership are held by the former owners of our initial properties and assets, including a member of our Board.

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

Business and Growth Strategy

Our primary business objective is to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve this objective by (i) acquiring collegiate housing communities nationwide that meet our focused investment criteria, (ii) selectively developing properties for our own account, (iii) building our third-party business of management services and development consulting services and (iv) maximizing net operating income from the operation of our owned properties through proactive and goal-oriented property management strategies.

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

Developments

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use EdR's equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The ONE PlanSM offers one service provider and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. EdR has completed the development of two wholly-owned collegiate housing communities located on the campus of Syracuse University in Syracuse, New York. EdR owns and manages the communities under a long-term ground lease from Syracuse University. EdR has developed a high-rise apartment community on university land at the University of Texas at Austin campus under The ONE PlanSM. EdR owns and manages the community under a long-term ground lease from the University of Texas. In December 2011, we were selected by the University of Kentucky, or UK, to develop, own and manage a multi-phase project aimed at revitalizing UK’s on-campus housing, which could potentially include the revitalization and replacement of UK's campus housing properties to over 9,000 beds within five to seven years utilizing the ONE PlanSM. Central Hall I & II, the first community in the multi-phase project, opened in August 2013. In the fourth quarter of 2012, EdR received approval from the UK board of trustees and began construction on Phase II of the project, which will include four communities with 2,381 beds. Phase II is on schedule to be completed in the summer of 2014. Phase II-B was approved in May 2013. Construction on Woodland Glen III, IV and V, the 1,610-bed freshman live-learn community, is progressing as planned. Phase II-C, which includes the construction of 1,141 beds to be known as Limestone Park I & II was approved in early 2014 and is scheduled to be completed in the fall of 2016. We believe the Trust will continue to enter into more partnerships under The ONE PlanSM due to our years of success in the collegiate housing business. We believe the ONE PlanSM allows us to provide the perfect opportunity to universities to develop new housing and boost enrollment with a plan tailored to specific needs while simultaneously preserving the university’s credit capacity.

In total, we currently have eleven active owned developments that we expect to deliver in 2014, 2015 and 2016, including wholly-owned developments at the University of Connecticut and University of Colorado.

Joint Ventures

Starting in 2011, we began entering into joint venture agreements to develop, own and manage properties near the University of Alabama, which opened in August 2012; Arizona State University-Downtown Phoenix and University of Mississippi, both of which opened in August 2013; and Duke University, which is expected to open in the summer of 2014. We have the majority ownership interest in each property.

In some cases, we hold a non-majority ownership interest in properties and earn a fee for the management of the properties. In December 2012, the Trust invested in a joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing near the University of Minnesota. The Trust is a 50% owner and will manage the community once the development is completed. The Trust entered into a second joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing near the University of Georgia. The Trust is a 50% owner and will manage the community once the development is completed. Our joint venture strategy enables us to source and take advantage of opportunities not otherwise available to us and to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties on our own. We expect to continue pursuing joint venture arrangements in the future.

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

Third-Party Services Strategy

In addition to developing communities for our ownership and managing our owned collegiate housing communities, we seek to provide development and management consulting services for universities and other third-party owners who rely upon the private sector for assistance in developing and managing their collegiate housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high-quality collegiate housing communities. We perform third-party services for collegiate housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina, the California State University System and the Pennsylvania State System of Higher Education. In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Development Company and our Management Company. Unlike the income earned from our properties owned by the Trust, the income earned by our Development Company and our Management Company is subject to regular federal income tax and state and local income taxes where applicable.

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

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 23 clients for whom we have provided development-consulting services since 2000, we currently provide third-party management services under contracts with 11 of those clients while the 12 remaining clients alternatively elected to manage the communities in-house under their existing infrastructure. In 2013, our fees from third-party development consulting services represented 2.2% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.5 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Mansfield University of Pennsylvania, Clarion University of Pennsylvania, West Chester University of Pennsylvania and Wichita State University. The aggregate project cost of these four projects is estimated to be approximately $219.7 million.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned properties. We typically provide these services pursuant to multi-year management agreements. These agreements usually have an initial term of two to five years with renewal options of similar terms. We believe that providing these services allows us to leverage our existing management expertise and infrastructure. For the year ended December 31, 2013, our fees from third-party management services represented 2.1% of our revenue, excluding operating expense reimbursements.

The following table presents certain summary information regarding the collegiate housing communities that we managed for other owners as of December 31, 2013:

Property	University	# of Beds	# of Units
On-campus properties
University Park – Calhoun Street Apartments	University of Cincinnati	750	288
Reinhard Villages	Clarion University of Pennsylvania	656	180
University Park	Salisbury University (Maryland)	890	253
Bettie Johnson Hall	University of Louisville	490	224
Herman & Heddy Kurz Hall	University of Louisville	402	224
Billy Minardi Hall	University of Louisville	38	20
Community Park	University of Louisville	363	101
University Village	California State University — San Marcos	642	126
Centennial Hall	SUNY College of Environmental Science and Forestry	466	213
Total on-campus		4,697	1,629

Off-campus properties
Granville Towers	University of North Carolina at Chapel Hill	1,317	363
Honeysuckle Apartments	Bloomsburg University of Pennsylvania	407	104
Evergreen Commons	Lock Haven University of Pennsylvania	408	108
Campus Village	University of Colorado — Denver	685	210
Upper Eastside Lofts	Sacramento State University	350	134
100 Midtown	Georgia Tech and Georgia State	332	118
The Courtyards	University of Michigan	896	320
Vulcan Village I	California University of Pennsylvania	432	108
Vulcan Village II	California University of Pennsylvania	338	91
University Village (1)	University of North Carolina — Greensboro	600	203
Wesley House	University of California — Berkeley	89	8
The Quad	California State University — San Marcos	599	60
929	Johns Hopkins University	572	321
Total off-campus		7,025	2,148
Totals (for both on- and off-campus)		11,722	3,777

(1)	EdR holds a noncontrolling interest in the community pursuant to its joint venture arrangements.

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

Leasing

Our standard lease begins in mid-August and runs for approximately 11.5 months, ending July 31 or early August to coincide with the university’s fall academic term. The primary exception to our standard lease term is our University Towers and University Village on Colvin communities, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific collegiate housing community. With the exception of our collegiate housing near the University of Connecticut which serves a variety of resident types and rent by the unit, all leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. This “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bedroom instead of burdening the student with shared liability for the entire unit rental amount.

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

Competition from private owners

We compete with several regional and national owner-operators of off-campus collegiate housing, including two publicly-traded competitors, American Campus Communities, Inc. (NYSE: ACC) and Campus Crest Communities, Inc. (NYSE: CCG). We also compete with privately held developers and other real estate firms and in a number of markets with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants into the collegiate housing business. The entry of one or more of these companies could increase competition for residents and for the acquisition, management and development of collegiate housing properties.

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

Employees

As of December 31, 2013, we had approximately 1,288 employees, including:

•	1,161 on-site employees, including 440 community assistants;

•	31 people in our property management services department;

•	12 people in our development consulting services and construction departments; and

•	84 executive, corporate administration and financial personnel.

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

Additionally, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on EdR’s website, www.EdRTrust.com, free of charge as soon as reasonably practicable after EdR electronically files such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the SEC filings section of our website under the Investor Relations heading. EdR’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found in the Corporate Governance section of the Investor Relations section of our website. Reference to EdR’s website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 999 South Shady Grove Road, Suite 600, Memphis, Tennessee 38120.

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

The United States credit markets have in the recent past experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. In addition, recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. These circumstances have impacted liquidity in the debt markets, making financing terms for certain borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although we believe that our Master Secured Credit Facility, Fourth Amended Revolver and Unsecured Term Loan (each defined below) are sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace these facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

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

In addition, we mortgage some of our properties to secure payment of indebtedness. In 2014, $9.5 million, or 2.2%, of our mortgage and construction debt reaches maturity. If we are unable to service the debt, including in the event we are not successful in refinancing our debt upon maturity, then the properties securing the mortgages could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of a mortgaged property could also cause cross defaults under the Master Secured Credit Facility. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

Our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Fourth Amended Revolver and the Unsecured Term Loan each contains customary affirmative and negative covenants and provides for potential availability of $700 million and $250 million, respectively, upon satisfaction of certain conditions. The amount available to us and our ability to borrow from time to time under this facility is subject to certain conditions which includes borrowing base calculations that limit availability based upon the underlying value of the property asset value (as defined in the agreement) and the satisfaction of specified financial and other covenants, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses. Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•	a default under the Master Secured Credit Facility or the Fourth Amended Revolver or the Unsecured Term Loan may preclude further availability of credit from other sources; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

A change in U.S. government policy with regard to Fannie Mae could materially impact our financial condition.

Fannie Mae remains in conservatorship of the U.S. government. Under the terms of Fannie Mae’s agreement with the U. S. Treasury, the amount of funding available for Fannie Mae from the U.S. Treasury was $117.6 billion as of February 21, 2014. Further, Fannie Mae’s agreement with the U.S. Treasury limits the maximum allowable amount of mortgage assets Fannie Mae can hold in its retained mortgage portfolio; such limit was $552.5 billion as of December 31, 2013. Fannie Mae is required to reduce its mortgage assets to 85% of the maximum allowable amount that it was permitted to own as of December 31of the immediately preceding calendar year, until the amount of its mortgage assets reaches $250 billion in 2018. Through expansion of its off-balance sheet lending products, we believe that Fannie Mae’s balance sheet limitations will not restrict its support of lending to the collegiate housing industry and to us in particular. Should loan availability be reduced, it could impact the value of collegiate housing assets and impair the value of our properties, and we would seek alternative sources of funding. We anticipate that additional capital may be available only at a higher cost and have less attractive terms, if available at all.

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

We have mortgage and construction debt with varying interest rates dependent upon London InterBank Offered Rate (“LIBOR”) plus an applicable margin. In addition, our Fourth Amended Revolver bears interest at a variable rate on all amounts drawn under the facility. As of December 31, 2013, we had a total of $550.3 million outstanding in variable rate debt, or approximately 71%, of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be advisable and in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action. Our bylaws require us to indemnify directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2013, our owned portfolio consisted of 49 communities located in 23 states containing 27,982 beds in 9,933 apartment units located near 41 universities.

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

Our owned collegiate housing communities typically have the following characteristics:

•	median distance to campus of 0.1 miles;

•	median age of approximately 6 years;

•	designed specifically for student life style with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our owned communities as of December 31, 2013, which are included in the collegiate housing leasing segment discussed in Note 11, “Segments” to our accompanying consolidated financial statements. All communities are owned fee simple with the exception of University Village on Colvin, GrandMarc at the Corner, GrandMarc at Westberry Place. Campus Village, Campus West, 2400 Nueces and Central Hall I & II, which are operated pursuant to ground leases.

						Year Ended December 31, 2013
Name	Primary University Served	Year Built	Acquisition/ Development Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Monthly Revenue per Available Bed(2)
							(in thousands)
Owned and Operated
College Station at W. Lafayette(6)	Purdue University West Lafayette, Indiana	2000	Jan ’05	960	336	83.7%	$351	$366
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	1999	Jan ’05	708	211	94.4%	352	497
Commons on Kinnear	The Ohio State University Columbus, Ohio	2000	Jan ’05	502	166	99.3%	287	572
Players Club	Florida State University Tallahassee, Florida	1994	Jan ’05	336	84	98.5%	168	499
The Commons	Florida State University Tallahassee, Florida	1997	Jan ’05	732	252	85.4%	265	363
The Lofts	University of Central Florida Orlando, Florida	2002	Jan ’05	730	254	93.0%	445	610
The Pointe	Pennsylvania State University State College, Pennsylvania	1999	Jan ’05	984	294	98.8%	545	554
The Pointe at South Florida	University of South Florida Tampa, Florida	1999	Jan ’05	1,002	336	92.4%	433	432
The Reserve at Athens	University of Georgia Athens, Georgia	1999	Jan ’05	612	200	96.9%	234	382
The Reserve at Columbia	University of Missouri Columbia, Missouri	2000	Jan ’05	676	260	96.5%	326	482
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	1999	Jan ’05	732	234	96.0%	295	403
The Reserve on West 31st(6)	University of Kansas Lawrence, Kansas	1998	Jan ’05	720	192	82.9%	229	317
University Towers	North Carolina State University Raleigh, North Carolina	1989	Jan ’05	889	251	67.2%	485	526	(3)
Campus Creek	University of Mississippi Oxford, Mississippi	2004	Feb ’05	636	192	97.1%	295	464
Pointe West	University of South Carolina Cayce, South Carolina	2003	Mar ’05	480	144	96.4%	229	478
Campus Lodge	University of Florida Gainesville, Florida	2001	Jun ’05	1,115	360	95.3%	507	454
The Reserve on South College	Auburn University Auburn, Alabama	1999	Jul ’05	576	180	90.3%	193	335
Cape Trails	Southeast Missouri State University Cape Girardeau, Missouri	2000	Jan ’06	360	96	100.0%	169	431
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	1998	Jan ’06	336	84	99.4%	152	413
River Pointe	State University of West Georgia Carrollton, Georgia	2000	Jan ’06	504	132	92.3%	215	392
The Avenue at Southern	Georgia Southern University Statesboro, Georgia	1993	Jun ’06	624	214	80.5%	195	313

							Year Ended December 31, 2013
Name	Primary University Served	Year Built		Acquisition/ Development Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Monthly Revenue per Available Bed(2)
								(in thousands)
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	2008		Aug ’08	768	228	89.4%	806	437
University Village on Colvin	Syracuse University Syracuse, New York	2009		Aug ’09	432	120	82.2%	880	849
GrandMarc at the Corner	University of Virginia Charlottesville, Virginia	2006		Oct ’10	641	224	90.6%	508	727
Jefferson Commons	University of Virginia Charlottesville, Virginia	2007		Mar ’11	82	22	100.0%	54	609
Wertland Square	University of Virginia Charlottesville, Virginia	2006		Mar ’11	152	50	97.0%	123	745
The Berk	University of California at Berkeley Berkeley, California	1920		May ’11	165	55	54.1%	122	675
University Village Towers	University of California at Riverside Riverside, California	2005		Sept ’11	554	149	68.4%	284	470
Irish Row	University of Notre Dame South Bend, Indiana	2011		Nov ’11	326	127	95.3%	269	755
The Lotus	University of Colorado Boulder, Colorado	2008		Nov ’11	40	9	97.4%	29	689
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	2006		Dec ’11	562	244	92.9%	663	1,082
The Reserve on Stinson	University of Oklahoma Norman, Oklahoma	2004		Jan ’12	612	204	92.5%	337	505
Campus West	Syracuse University Syracuse, New York	2012		Aug '12	313	191	84.5%	327	980
East Edge	University of Alabama Tuscaloosa, Alabama	2012		Aug '12	774	337	93.9%	547	648
The Oaks on the Square - Phase I & II	University of Connecticut Mansfield, Connecticut	2012	(4)	Aug ’12/Aug '13	503	322	99.7%	414	1,062
The Province	East Carolina University Greenville, North Carolina	2011		Sept ’12	728	235	95.3%	405	556
Campus Village	Michigan State University East Lansing, Michigan	2004		Oct ’12	355	106	95.9%	228	656
The District on 5th	University of Arizona Tuscon, Arizona	2012		Oct ’12	764	208	94.5%	486	636
The Province at Kent State	Kent State University Kent, Ohio	2012		Nov ’12	596	246	97.4%	379	636
The Centre at Overton Park	Texas Tech University Lubbock, Texas	2005		Dec ’12	400	278	73.4%	290	671
The Suites at Overton Park	Texas Tech University Lubbock, Texas	2009		Dec ’12	465	298	80.0%	325	660
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	2012		Jul '13	745	193	99.6%	126	405
2400 Nueces	University of Texas at Austin Austin, Texas	2013		Aug '13	655	304	99.3%	301	1,089
3949	Saint Louis University Saint Louis, Missouri	2013		Aug '13	256	197	59.3%	241	1,482
Central Hall I & II	University of Kentucky Lexington, Kentucky	2013		Aug '13	601	309	99.9%	189	693
Roosevelt Point	Arizona State University -Downtown Phoenix Phoenix, Arizona	2013		Aug '13	609	326	59.4%	128	463
The Retreat at Oxford	University of Mississippi Oxford, Mississippi	2013		Aug '13	668	160	99.8%	181	596
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	2013		Sept '13	587	138	99.7%	131	670

							Year Ended December 31, 2013
Name	Primary University Served	Year Built		Acquisition/ Development Date	# of Beds	# of Units	Average Occupancy Rate(1)	Monthly Total Revenue	Monthly Revenue per Available Bed(2)
								(in thousands)
The Varsity	University of Michigan Ann Arbor, Michigan	2013		Dec '13	415	181	69.6%	12	336
Total owned properties		2007	(5)		27,982	9,933

(1)	Average of the physical month-end occupancy rates.

(2)
Monthly revenue per available bed for 2013 is equal to total revenue, including tenant concessions, for the year ended December 31, 2013 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2013 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

(3)	Revenues and revenue per available bed for University Towers excludes revenue from food service operations.

(4)	The first phase of The Oaks on the Square, which included 253 beds, was completed in August 2012. The second phase, which included 250 beds, was completed in August 2013.

(5)	Represents median year for all properties in our wholly-owned portfolio.

(6)	These communities are under contract with non-refundable deposits to be sold. Closing is expected by March 31, 2014. See Note 18 to the accompanying consolidated financial statements.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our owned communities as of December 31, 2013:

Property	Outstanding as of December 31, 2013		Interest Rate	Maturity Date	Amortization
	(in thousands)

Irish Row/The Reserve at Perkins/The Reserve at Columbia/ The Commons at Knoxville(2)	$56,450		6.02%	1/1/2019	30 Year
The Reserve at Athens(2)	7,239		4.96%	1/1/2015	30 Year
The Suites at Overton Park	24,695		4.16%	4/1/2016	30 Year
The Centre at Overton Park	23,024		5.60%	1/1/2017	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve on Stinson(2)	67,543		6.02%	1/1/2016	30 Year
Pointe West	9,594		4.92%	8/1/2014	30 Year
The Commons on Kinnear/The Reserve at Perkins	16,413		5.45%	1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College(2)	22,053		5.67%	1/1/2020	30 Year
The Varsity	32,420	(3)	2.42%	8/1/2015	(1)
The Oaks on the Square - Phase I and II	31,351	(3)	2.42%	10/30/2015	(1)
The Oaks on the Square - Phase III	235	(3)	2.11%	9/11/2017	(1)
Roosevelt Point	32,576	(3)	2.44%	3/20/2015	(1)
The Retreat at Oxford	27,100	(3)	1.97%	6/12/2015	(1)
University Towers	34,000	(3)	2.29%	7/1/2016	30 Year
GrandMarc at Westberry Place	35,697	(3)	5.02%	1/1/2020	30 Year
Total debt / weighted average rate	420,390		4.33%
Unamortized premium	2,291
Total net of unamortized premium	422,681
Less current portion	(13,834)
Total long-term debt, net of current portion	$408,847

(1) Represents construction debt that is interest only through the maturity date. See Note 10 to the accompanying consolidated financial statements for additional information regarding the extension periods related to construction debt.

(2) Represents loans under the Master Secured Credit Facility as defined in Note 10 to the accompanying consolidated financial statements.

(3) Represents variable rate debt.

The weighted average interest rate of the mortgage and construction indebtedness was 4.33% as of December 31, 2013. Each of these mortgages is a non-recourse obligation subject to customary exceptions. These loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties. The Oaks on the Square - Phase I and II and Roosevelt Point construction loans had a 100% repayment guarantee during construction; once construction was completed and certain requirements were met, the repayment guarantee was reduced to 50%. The construction loan on The Retreat at Oxford has a 25% repayment guarantee, which will be reduced to 10% if certain requirements are met. The construction loan assumed during the acquisition of The Varsity (see Note 4 to the accompanying consolidated financial statements) has a partial repayment guarantee of 50%, which will be reduced to 25% if certain requirements are met. The Trust has guaranteed completion of construction on The Oaks on the Square - Phase III. In addition, the construction loan has a partial repayment guarantee of 50% during construction, which will be reduced to 25% once construction is complete and certain requirements have been met. The construction loans can be prepaid without penalty.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol “EDR.” There were approximately 443 holders of record of the 115,013,964 shares outstanding on February 24, 2014. On the same day, our common stock closed at $9.65. The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2012 and 2013:

	High	Low	Distributions Declared
Fiscal 2012
Quarter 1	$10.90	$9.75	$0.070
Quarter 2	11.55	10.42	0.100
Quarter 3	11.81	10.78	0.100
Quarter 4	10.92	9.72	0.100
Fiscal 2013
Quarter 1	$11.27	$10.32	$0.100
Quarter 2	11.77	9.37	0.110
Quarter 3	10.70	8.30	0.110
Quarter 4	9.50	8.55	0.110

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on EdR regarding the payment of distributions, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —  Fourth Amended Revolver, Master Secured Credit Facility, Unsecured Term Loan and Other Indebtedness,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions” and Note 10, “Debt,” to our accompanying consolidated financial statements.

To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gains from the sale of such shares for federal income tax purposes.

Issuer Repurchases of Equity Securities

During the quarter ended December 31, 2013, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan, or the 2011 Plan. The following table summarizes all of these repurchases during the fourth quarter of 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2013	—	$—	—	—
November 1 – 30, 2013	—	$—	—	—
December 1 – 31, 2013	1,641	$8.82	—	—
Total	1,641	$8.82	—	—

(1) These amounts represent shares surrendered by certain employees to satisfy statutory minimum federal and state tax obligations in connection with the vesting of restricted shares of common stock and restricted stock units.

Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

In September 2012, the Trust adopted the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan, or the DRSPP, which offers the following:

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

During the three months ended December 31, 2013, in connection with the DRSPP, we directed the plan administrator to purchase 4,015 shares of our common stock for $35,957 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2013. We also directed the plan administrator to purchase 1,762 shares of our common stock for $15,800 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2013	160	$9.34	—	—
November 1 – 30, 2013	5,232	$8.95	—	—
December 1 – 31, 2013	385	$8.82	—	—
Total	5,777	$8.96	—	—

(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. Our Board of Directors authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Recent Sales of Unregistered Securities

None.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Education Realty Trust, Inc., The S&P 500 Index
And The MSCI US REIT Index

The following graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Index, or the S&P 500, and to the Morgan Stanley Capital International U.S. REIT Index, or the MSCI US REIT Index, for the period from December 31, 2008 through December 31, 2013. The graph assumes an initial investment of $100 in our common stock and in each of the indices, and also assumes the reinvestment of dividends.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Education Realty Trust, Inc.	100.00	99.77	165.14	223.49	239.75	207.26
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
MSCI US REIT	100.00	128.61	165.23	179.60	211.50	216.73

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

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$167,476	$124,087	$91,517	$79,283	$75,617
Third-party development services	2,989	820	4,103	2,483	8,178
Third-party management services	3,697	3,446	3,336	3,189	3,221
Operating expense reimbursements	10,214	9,593	8,604	14,519	9,722
Total revenues	184,376	137,946	107,560	99,474	96,738
Operating expenses:
Collegiate housing leasing operations	79,957	59,524	44,892	40,759	40,950
General and administrative	14,155	14,176	12,316	13,373	10,952
Depreciation and amortization	48,098	33,240	23,858	19,866	17,946
Ground lease expense	7,622	6,395	5,498	1,528	207
Reimbursable operating expenses	10,214	9,593	8,604	13,603	9,722
Total operating expenses	160,046	122,928	95,168	89,129	79,777
Operating income	24,330	15,018	12,392	10,345	16,961
Nonoperating expenses	18,837	15,322	18,647	19,467	17,851
Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated entities, income taxes and discontinued operations	5,493	(304)	(6,255)	(9,122)	(890)
Equity in earnings (losses) of unconsolidated entities	(203)	(363)	(447)	(260)	(1,410)
Income (loss) before income taxes and discontinued operations	5,290	(667)	(6,702)	(9,382)	(2,300)
Income tax expense (benefit)	203	(884)	(95)	442	1,905
Income (loss) from continuing operations	5,087	217	(6,607)	(9,824)	(4,205)
Discontinued operations:
Income (loss) from operations of discontinued operations	(4,369)	2,924	(6,556)	(33,078)	(2,886)
Gain on sale of collegiate housing property	3,913	5,496	2,388	611	—
Income (loss) from discontinued operations	(456)	8,420	(4,168)	(32,467)	(2,886)
Net income (loss)	4,631	8,637	(10,775)	(42,291)	(7,091)
Less: Net income (loss) attributable to the noncontrolling interests	308	216	239	(233)	164

Net income (loss) attributable to Education Realty Trust, Inc.	$4,323	$8,421	$(11,014)	$(42,058)	$(7,255)
Earnings per share information:
Income (loss) per share – basic and diluted
Continuing operations	$0.04	$—	$(0.09)	$(0.18)	$(0.11)
Discontinued operations	—	0.08	(0.05)	(0.56)	(0.07)
Net income (loss) per share	$0.04	$0.08	$(0.14)	$(0.74)	$(0.18)
Weighted average common shares outstanding
Basic	114,432	101,244	75,485	57,536	40,496
Diluted	115,470	102,317	75,485	57,536	40,496
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of noncontrolling interests	4,776	68	(6,879)	(10,081)	(4,457)
Income (loss) from discontinued operations, net of noncontrolling interests	(453)	8,353	(4,135)	(31,977)	(2,798)
Net income (loss)	$4,323	$8,421	$(11,014)	$(42,058)	$(7,255)

BALANCE SHEET DATA

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Assets:
Collegiate housing properties, net	$1,505,672	$1,220,266	$860,167	$698,793	$749,884
Other assets, net	104,893	104,421	117,642	37,887	54,729
Total assets	$1,610,565	$1,324,687	$977,809	$736,680	$804,613
Liabilities and equity:
Mortgage and construction notes payable	$422,681	$398,846	$358,504	$367,631	$406,365
Other indebtedness	356,900	79,000	—	3,700	—
Other liabilities	91,144	75,087	46,175	30,567	22,004
Total liabilities	870,725	552,933	404,679	401,898	428,369
Redeemable noncontrolling interests	9,871	8,944	9,776	10,039	11,079
Equity	729,969	762,810	563,354	324,743	365,165
Total liabilities and equity	$1,610,565	$1,324,687	$977,809	$736,680	$804,613

OTHER DATA

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Funds from operations (FFO)(1):
Net income (loss) attributable to Education Realty Trust, Inc.	$4,323	$8,421	$(11,014)	$(42,058)	$(7,255)
Gain on sale of collegiate housing property	(3,913)	(5,496)	(2,388)	(611)	—
Loss on impairment of collegiate housing assets	5,001	—	7,859	33,610	3,173
Collegiate housing property depreciation and amortization of lease intangibles	49,316	37,237	29,101	29,940	28,522
Equity portion of real estate depreciation and amortization on equity investees	196	225	412	479	512
Equity portion of loss on sale of collegiate housing property on equity investee	—	88	256	137	—
Noncontrolling interests	249	305	244	(233)	164
Funds from operations available to all stock and unitholders	$55,172	$40,780	$24,470	$21,264	$25,116
Other adjustments to FFO:
Acquisition costs	393	1,110	741	1,467	—
Straight-line adjustment for ground leases	5,255	4,364	4,208	984	—
Reorganization/severance costs, net of tax	—	—	—	447	—
Loss (gain) on extinguishment of debt	—	—	757	1,426	(830)
Impact of other adjustments to FFO	5,648	5,474	5,706	4,324	(830)
FFO on participating developments:
Interest on loan to participating development	1,825	1,830	1,598	329	—
Development fees on participating development, net of costs and tax	454	91	887	128	—
FFO on participating developments	2,279	1,921	2,485	457	—
Core funds from operations available to all stock and unitholders(2)	$63,099	$48,175	$32,661	$26,045	$24,286

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data and selected community information)
Cash flow information:
Net cash provided by operations	$77,407	$51,394	$34,037	$32,269	$33,235
Net cash used in investing	(298,313)	(368,948)	(159,813)	(20,474)	(41,638)
Net cash provided by (used in) financing	225,940	258,780	194,631	(36,006)	30,569
Per share and distribution data:
Net income (loss) per share – basic and diluted	$0.04	$0.08	$(0.14)	$(0.73)	$(0.18)
Cash distributions declared per share/unit	0.42	0.34	0.26	0.20	0.36
Cash distributions declared	48,459	34,491	18,224	12,295	15,330
Selected community information(3):
Units(4)	9,933	7,930	5,897	5,044	4,880
Beds(4)	27,982	23,263	18,257	16,113	15,473
Occupancy(5)	90.3%	90.9%	91.8%	91.3%	90.5%
Revenue per available bed(6)	$555	$513	$456	$423	$418

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net income (loss) for the years ended December 31, 2013, 2012 and 2011, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

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

(3)
The selected community information represents all owned communities for 2013 (49), 2012 (41), 2011 (32), 2010 (26) and 2009 (25). This information excludes property information related to discontinued operations for all years.

(4)	Represents data as of December 31.

(5)	Average of the month-end occupancy rates for the period.

(6)
Revenue per available bed is equal to the total collegiate housing leasing revenue divided by the sum of the design beds (including staff and model beds) at the property each month. Revenue and design beds for any acquired properties are included prospectively from acquisition date.

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

Unless otherwise noted, this MD&A relates only to results from continuing operations. The years ended December 31, 2013, 2012 and 2011 reflect the classification of the following communities’ financial results as discontinued operations: Troy Place, The Reserve at Jacksonville, The Reserve at Martin, The Chase at Murray and Clemson Place (all sold in January 2011); Collegiate Village (sold in April 2011); Clayton Station (sold in June 2011); NorthPointe and The Reserve on Frankford (both sold in September 2012); The Reserve at Star Pass (sold in December 2012); College Grove (sold in June 2013) and Pointe at Western (sold in December 2013).

Overview

We are a self-managed and self-advised real estate investment trust, or REIT, engaged in the ownership, acquisition, development and management of high-quality collegiate housing communities. We also provide collegiate housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high-quality collegiate housing communities in the United States in terms of total beds both owned and under management.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 95.7% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the year ended December 31, 2013.

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

Development consulting services

For the year ended December 31, 2013, revenue from our development consulting services represented approximately 2.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the year ended December 31, 2013, revenue from our management services segment represented approximately 2.1% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. In the markets we serve, we are projecting a 2.2% increase in supply in 2014, which is consistent with the level of new supply added in 2013. This growth in student housing beds is slightly outpacing enrollment growth in those markets where the 3-year compounded annual growth rate in enrollment is 1.4%. Although these statistics in themselves are not favorable, we feel that it does not reflect the pent-up demand that exists in college communities for new, purpose-built student housing product, where students are moving out of old, outdated housing and into the newer communities with more amenities. We believe that the 5% growth in same store revenue we achieved in our last leasing cycle for the 2013-2014 academic year and our strong start to preleasing for the 2014-2015 academic year as well as other market data support this point. As a result, we believe that the growth characteristics of our portfolio, which has produced a compounded annual growth rate of 4.3% over the last four years, has not changed significantly.
We define our same-community portfolio as properties that were owned and operating for the full year ended December 31, 2013 and 2012 and are not conducting or planning to conduct substantial development or redevelopment activities and are not classified as discontinued operations. The collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013. 3949 is the only community excluded from same-community as a result of redevelopment activities. Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the year ended December 31, 2013, same-community revenue per available bed increased to $506 and same-community physical occupancy decreased to 90.1%, compared to same-community revenue per available bed of $500 and same-community physical occupancy of 91.4% for the year ended December 31, 2012. The results represent averages for the Trust’s same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the Trust’s exposure and reverse any negative trends.

The same-community portfolio opened the 2013/2014 lease term with a 5.0% increase in rental revenue. Opening occupancy was up 300 basis points to 94.1% and net rental rates were 2.0% above the prior lease term. New-communities opened the

2013/2014 with an average occupancy of 95.1%, with four out of five of the 2013 development communities opening at or above 100% occupancy.

Development consulting services

Prior to the recent recession, the Trust historically earned more than $5.0 million annually in third-party development revenue. However, as a result of a deterioration in the credit markets, which began in late 2008, financing of new projects became harder to obtain, and the Trust’s third-party development revenue declined from $8.2 million for the year ended December 31, 2009 to $2.5 million in 2010 and then rebounded to $4.1 million in 2011 before declining to $0.8 million for the year ended December 31, 2012. For the year ended December 31, 2013, third-party development revenue was $3.0 million. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. Although volume has returned to the market, we would not expect our future run rate of third-party development fees to return to the levels achieved in 2009.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have similar programs and to date the Trust has ten ONE PlanSM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky, or UK, to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years, which we refer to as the UK Campus Housing Revitalization Plan. Construction on Phase I of the UK Campus Revitalization Plan, a 601-bed community called Central Hall I & II opened in August 2013 with all beds leased. Construction of Phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, is well underway for a summer 2014 opening. In May 2013, the Capital Projects and Bond Oversight Committee of the Kentucky Legislature provided the final required approval to proceed with Phase II-B, the next phase of the UK Campus Housing Revitalization Plan. With a total project cost of $101.2 million, this phase of the project is expected to be delivered in 2015 and will include 1,610 beds in three buildings. The UK Board of Trustees recently approved the 2016 deliveries, comprising 1,141 beds at a total cost of $83.9 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. This declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party fee development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

For the last four years, excluding the increase in 2013, same-community operating expenses have either declined or increased no more than 2.9%. For the year ended December 31, 2013, same-community operating expenses increased approximately 4.2%. This increase was mainly driven by higher marketing costs and real estate taxes. We expect full year same-community operating expenses to increase between 3.0-4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

G&A costs for the year ended December 31, 2013 were $7.1 million (before development pursuit costs and acquisition costs), an increase of $0.3 million, or 4.1%, when compared to the same period in the prior year. This increase was the result of salary and general inflationary increases. With the 21% growth in gross assets in 2013 and anticipated 17% growth in gross assets in 2014, we expect general and administrative costs to continue to increase.

Asset repositioning and capital recycling

Since the beginning of 2010, we have made a concerted effort to reposition and improve our owned portfolio with most of the significant process completed prior to 2013. These efforts include the following transactions:

•	In 2010 and 2011, we sold a total of twelve communities for a combined sales price of $112.8 million. These communities were located at mostly smaller universities with limited barriers to entry;

•
Between November 2010 and January 2012, we purchased $256.0 million of assets within walking distance of universities such as the University of Virginia, University of California–Berkeley, University of Notre Dame, Texas Christian University and Saint Louis University;

•
In 2012, we sold three communities, The Reserve at Star Pass and NorthPointe, both serving the University of Arizona, and The Reserve on Frankford, serving Texas Tech University for net cash proceeds of approximately $67.3 million (see Note 5 to the accompanying consolidated financial statements);

•
In 2012, we purchased the collegiate housing community referred to as The Province, adjacent to the campus of East Carolina University, for $50.0 million in cash, The District on 5th, within walking distance of the University of Arizona, for $66.4 million in cash, Campus Village, adjacent to Michigan State University, for $20.9 million in cash, The Province, adjacent to Kent State University for $45.0 million in cash, and The Centre and The Suites at Overton Park, both adjacent to Texas Tech University, for a combined $25.5 million in cash and $48.5 million in assumed debt (see Note 4 to the accompanying consolidated financial statements);

•
In June 2013, we sold College Grove collegiate community serving Middle Tennessee State University for net cash proceeds of approximately $20.2 million (see Note 5 to the accompanying consolidated financial statements);

•
In the third quarter of 2013, we purchased The Cottages at Lindberg serving Purdue University and The Retreat at State College serving Pennsylvania State University for a combined $91.2 million in cash and purchased our joint venture partner's 10% noncontrolling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash (see Note 4 to the accompanying consolidated financial statements);

•
In December 2013, we purchased The Varsity collegiate housing community serving University of Michigan for a purchase price of $54.0 million. We assumed $32.4 million of construction debt related to this acquisition (see Note 4 to the accompanying consolidated financial statements);

•
In December 2013, we sold The Pointe at Western collegiate housing community located in Kalamazoo, Michigan for a net cash proceeds of $20.0 million after closing costs (see Note 5 of the accompanying consolidated financial statements);

•	We are investing in a joint venture to develop a collegiate housing property referred to as The Marshall at the University of Minnesota with our share of anticipated project costs of $47.0 million;

•	We are investing in a joint venture to develop a collegiate housing property referred to as Georgia Heights at the University of Georgia with our share of anticipated project costs of $27.8 million;

•
In 2013, we completed five development projects for our ownership with project costs of $192.4 million within walking distance of universities such as Arizona State University, University of Connecticut and University of Mississippi and directly on the campuses of University of Kentucky and the University of Texas at Austin;

•
We have eleven active development projects that we are developing for our ownership with anticipated aggregate project costs of $398.3 million within walking distance of universities such as the University of Colorado, University of Connecticut and Duke University and directly on the campus of University of Kentucky (see Note 4 to the accompanying consolidated financial statements);

•
We entered into a presale agreement at Florida International University adjacent to Florida International University, in Miami, FL. The $43.5 million acquisition is subject to completion of the project in time for fall 2014 occupancy;

•	Over the last three years we have improved our portfolio's median distance to edge of campus from 0.8 miles to 0.1 miles; and

•	Over the last three years, including communities in our development pipeline, we have increased our average rental rate from $410 to $624 per bed.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

The following table presents our results of operations for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$167,476	$124,087	$43,389	35.0%
Student housing leasing operations	79,957	59,524	20,433	34.3%
Net operating income	$87,519	$64,563	$22,956	35.6%

Development Consulting Services:
Third-party development consulting services	$3,759	$1,018	$2,741	269.3%
General and administrative	4,027	3,528	499	14.1%
Net operating loss	$(268)	$(2,510)	$2,242	(89.3)%

Management Services:
Third-party management services	$3,697	$3,446	$251	7.3%
General and administrative	2,450	2,779	(329)	(11.8)%
Net operating income	$1,247	$667	$580	87.0%

Reconciliations:
Segment revenue	$174,932	$128,551	$46,381	36.1%
Operating expense reimbursements	10,214	9,593	621	6.5%
Eliminations / adjustments(1)	(770)	(198)	(572)	288.9%
Total segment revenues	$184,376	$137,946	$46,430	33.7%

Segment operating expenses	$86,434	$65,831	$20,603	31.3%
Reimbursable operating expenses	10,214	9,593	621	6.5%
Eliminations / adjustments(1)	—	(44)	44	(100.0)%
Total segment operating expenses	$96,648	$75,380	$21,268	28.2%

Segment net operating income	$87,728	$62,566	$25,162	40.2%
Other unallocated general and administrative expenses	(7,678)	(7,913)	235	(3.0)%
Depreciation and amortization	(48,098)	(33,240)	(14,858)	44.7%
Ground lease	(7,622)	(6,395)	(1,227)	19.2%
Nonoperating expenses	(18,837)	(15,322)	(3,515)	22.9%
Equity in earnings (losses) of unconsolidated entities	(203)	(363)	160	(44.1)%
Income (loss) before income taxes and discontinued operations	$5,290	$(667)	$5,957	(893.1)%

(1) The eliminations / adjustments to segment revenues eliminate the deferred development fee on the participating project at the Science + Technology Park at Johns Hopkins, which is not recognized in the accompanying consolidated financial statements. The eliminations / adjustments to segment expenses eliminate internal development costs incurred relating to the development services on the participating project.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013(9)	Year Ended December 31, 2012(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	90.3%	90.9%	(60) bps
Economic(2)	86.4%	87.5%	(110) bps
NarPAB(3)	$513	$477	$36
Other income per avail. bed(4)	$42	$36	$6
RevPAB(5)	$555	$513	$42
Operating expense per bed(6)	$265	$246	$(19)
Operating margin(7)	52.3%	52.0%	30 bps
Design Beds(8)	301,636	242,122	59,514
Same-communities(10):
Occupancy
Physical(1)	90.1%	91.4%	(130) bps
Economic(2)	85.3%	87.0%	(170) bps
NarPAB(3)	$475	$468	$7
Other income per avail. bed(4)	$31	$32	$(1)
RevPAB(5)	$506	$500	$6
Operating expense per bed(6)	$249	$239	$10
Operating margin(7)	51.0%	52.3%	(130) bps
Design Beds(8)	222,494	222,494	—

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

(10)Represents operating statistics for communities that were owned by us and were operating for the full years ended December 31, 2013 and 2012.

Total revenue in the collegiate housing leasing segment was $167.5 million for the year ended December 31, 2013. This represents an increase of $43.4 million, or 35.0%, from the same period in 2012. This increase included $42.0 million of revenue related to 18 new communities, which increased the portfolio to nearly 28,000 beds, and $1.4 million of revenue from a 1.2% increase in same-community revenue. The same-community revenue growth includes essentially flat revenue from the previous lease term then ended in July 2013 and a 5% increase in revenue from the current lease term that started in August. The growth in revenue for the 2013-2014 lease term included a 2.7% increase in net rental rates and a 2.5% improvement in occupancy, partially offset by a 0.3% decline in other income.

Operating expenses in the collegiate housing leasing segment increased $20.4 million, or 34.3%, to $80.0 million for the year ended December 31, 2013 as compared to the same period in 2012. The 18 new communities added $18.2 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $2.2 million, or 4.2%, over the same period in the prior year.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2013 and 2012:

			Segment Revenues
Project	Beds	Fee Type	2013	2012	Difference
			(in thousands)
Centennial Hall	454	Development fee	$—	$182	$(182)
West Chester University of Pennsylvania – Phase II	653	Development fee	934	—	934
East Stroudsburg University of Pennsylvania – Phase II	488	Development fee	—	136	(136)
Mansfield University of Pennsylvania	634	Development fee	—	35	(35)
Mansfield University of Pennsylvania – Phase II	684	Development fee	1,361	417	944
Wichita State University	784	Development fee	614	—	614
Miscellaneous consulting fees	—	Consulting fee	80	50	30
Third-party development consulting services total			2,989	820	2,169
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	770	198	572
Development consulting services total			$3,759	$1,018	$2,741

Development consulting services revenue increased $2.7 million to $3.8 million for the year ended December 31, 2013 as compared to the same period in 2012. As disclosed in the table above, third-party development consulting revenue increased $2.2 million primarily due to continued progress on the Mansfield University of Pennsylvania - Phase II project. Also in 2013, the Trust began development consulting and construction oversight services on the projects at West Chester University of Pennsylvania - Phase II and Wichita State University, which contributed to the total increase in development consulting services revenue from 2012. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying consolidated financial statements) contributed $0.6 million to the increase in development revenue due to the participation in project savings resulting from successful cost management efforts. Because the Trust is guaranteeing the construction loan and extending a second mortgage to the development with an initial fixed interest rate of 10%, all revenue on the project is being deferred in the accompanying condensed consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment revenue above and eliminated in the segment revenue reconciliations. If the construction loan and second mortgage had been repaid prior to December 31, 2013, the Trust would have recognized development services revenue net of costs of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income of $5.6 million since the commencement of the project. We anticipate the repayment of the $18.0 million second mortgage loan made to the Johns Hopkins participating development during the first part of 2014. If this occurs we would recognize the deferred development fees, deferred interest income, and the guarantee fee at that time.

General and administrative expenses for the segment increased $0.5 million, or 14.1%, for the year ended December 31, 2013 compared to the prior year. This increase is primarily attributable to the increase in active development projects. Internal development project costs related to the Science + Technology Park at Johns Hopkins Medical Institute discussed above are deferred in the accompanying condensed consolidated financial statements until revenue associated with this project is recognized. As such, these expenses are eliminated in the reconciliation of segment operating expenses of the segment financial statements.

Management services

Total management services revenue increased $0.3 million, or 7.3%, for the year ended December 31, 2013 when compared to the same period in 2012. This increase is due to the management contract for the Science + Technology Park at Johns Hopkins discussed above, for which development was completed in August of 2012, and we received a full year of management fees in 2013, and a net increase in fees from existing contracts offset by the loss of two management contracts, one of which the Trust chose to terminate.

General and administrative expenses for our management services segment decreased $0.3 million, or 11.8%, for the year ended December 31, 2013 compared to the same period in the prior year primarily due to the leveraging of our management services department as we increase the communities in our combined portfolio.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses decreased $0.2 million, or 3.0%, during the year ended December 31, 2013 over the same period in the prior year primarily due to efficiencies gained in association with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $14.9 million, or 44.7%, during the year ended December 31, 2013 over the same period in the prior year. This increase relates primarily to the 18 new properties (acquisitions or developments) opened since January 1, 2012 as discussed above.

Ground lease expense

For the year ended December 31, 2013, the cost of ground leases increased $1.2 million or 19.2%, compared to the same period in the prior year, due to the opening of Campus West at Syracuse University in the fall of 2012, the acquisition of Campus Village at Michigan State University in the fourth quarter of 2012, the increase in ground lease expense at the GrandMarc at Westberry Place at Texas Christian University during 2013, and the opening of 2400 Nueces at the University of Texas at Austin and Central Hall I & II at the University of Kentucky in the fall of 2013. The Trust owns and operates the 2400 Nueces and Central Hall I & II communities under long-term ground leases with the respective universities. The ground lease on the GrandMarc at Westberry Place community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the year ended December 31, 2013, nonoperating expenses increased $3.5 million, or 22.9%, as compared to the same period in the prior year. This increase relates primarily to a $3.1 million increase in interest expense associated with the increase in net borrowings on the Fourth Amended Revolver (as defined below) of $277.9 million during 2013.

Results of Operations for the Years Ended December 31, 2012 and 2011

The following table presents our results of operations for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$124,087	$91,517	$32,570	35.6%
Student housing leasing operations	59,524	44,892	14,632	32.6%
Net operating income	$64,563	$46,625	$17,938	38.5%

Development Consulting Services:
Third-party development consulting services	$1,018	$5,682	$(4,664)	(82.1)%
General and administrative	3,528	2,998	530	17.7%
Net operating income (loss)	$(2,510)	$2,684	$(5,194)	(193.5)%

Management Services:
Third-party management services	$3,446	$3,336	$110	3.3%
General and administrative	2,779	2,667	112	4.2%
Net operating income	$667	$669	$(2)	(0.3)%

Reconciliations:
Segment revenue	$128,551	$100,535	$28,016	27.9%
Operating expense reimbursements	9,593	8,604	989	11.5%
Eliminations / adjustments(1)	(198)	(1,579)	1,381	(87.5)%
Total segment revenues	$137,946	$107,560	$30,386	28.3%

Segment operating expenses	$65,831	$50,557	$15,274	30.2%
Reimbursable operating expenses	9,593	8,604	989	11.5%
Eliminations / adjustments(1)	(44)	(75)	31	(41.3)%
Total segment operating expenses	$75,380	$59,086	$16,294	27.6%

Segment net operating income	$62,566	$48,474	$14,092	29.1%
Other unallocated general and administrative expenses	(7,913)	(6,726)	(1,187)	17.6%
Depreciation and amortization	(33,240)	(23,858)	(9,382)	39.3%
Ground lease	(6,395)	(5,498)	(897)	16.3%
Nonoperating expenses	(15,322)	(18,647)	3,325	(17.8)%
Equity in earnings (losses) of unconsolidated entities	(363)	(447)	84	(18.8)%
Loss before income taxes and discontinued operations	$(667)	$(6,702)	$6,035	(90.0)%

(1) The eliminations / adjustments to segment revenues eliminate the deferred development fee on the participating project at the Science + Technology Park at Johns Hopkins, which is not recognized in the accompanying consolidated financial statements. The eliminations / adjustments to segment expenses eliminate internal development costs incurred relating to the development services on the participating project.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012(9)	Year Ended December 31, 2011(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	90.9%	91.8%	(90) bps
Economic(2)	87.5%	87.8%	(30) bps
NarPAB(3)	$477	$430	$47
Other income per avail. bed(4)	$36	$26	$10
RevPAB(5)	$513	$456	$57
Property operating expense per bed(6)	$246	$224	$22
Operating margin(7)	52.0%	50.9%	110 bps
Design Beds(8)	242,122	200,783	41,339
Same communities(10):
Occupancy
Physical(1)	92.0%	93.2%	(120) bps
Economic(2)	88.0%	88.4%	(40) bps
NarPAB(3)	$435	$417	$18
Other income per avail. bed(4)	$26	$25	$1
RevPAB(5)	$461	$442	$19
Property operating expense per bed(6)	$232	$223	$(9)
Operating margin(7)	49.7%	49.4%	30 bps
Design Beds(8)	185,729	185,729	$—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(7)	Represents operating income divided by revenue.

(8)	Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.

(9)	This information excludes property information related to discontinued operations.

(10)	Represents operating statistics for communities that were operating for the full years ended December 31, 2012 and 2011.

Total revenue in the collegiate housing leasing segment was $124.1 million for the year ended December 31, 2012, an increase of $32.6 million, or 35.6%, from the same period in 2011. This increase included $29.0 million related to the properties acquired during 2011 and 2012 or properties under development that opened in the fall of 2012, and $3.5 million from a 4.3% increase in same-community revenue.

The same-community revenue growth was driven by a 5.3% increase in net rental rates, a 1.3% decline in occupancies, and a 0.3% increase in other rental revenue.

Operating expenses in the collegiate housing leasing segment increased $14.6 million, or 32.6%, to $59.5 million for the year ended December 31, 2012 as compared to the same period in 2011. The properties acquired during 2011 and 2012 or properties under development that opened in the fall of 2012 added $13.0 million of operating expenses over the prior year. In addition, same-community operating expenses increased $1.6 million, or 3.9%, over the same period in the prior year.

Development consulting services

The following table represents the development consulting projects that were active during the years ended December 31, 2012 and 2011:

		Segment Revenues
Project	Beds	2012	2011	Difference
		(in thousands)
Indiana University of Pennsylvania Phase IV	596	$—	$456	$(456)
Colorado State University – Pueblo II	500	—	1	(1)
Centennial Hall	454	182	273	(91)
East Stroudsburg University	969	136	1,886	(1,750)
Mansfield University of Pennsylvania	634	35	1,362	(1,327)
Mansfield University of Pennsylvania Phase II	684	417	—	417
Miscellaneous consulting fees	—	50	125	(75)
Third-party development consulting services total		820	4,103	(3,283)
Participating project – Science + Technology Park at Johns Hopkins	572	198	1,579	(1,381)
Development consulting services total		$1,018	$5,682	$(4,664)

Development consulting services revenue decreased $4.7 million, or 82.1%, to $1.0 million for the year ended December 31, 2012 as compared to the same period in 2011. Third-party development consulting revenue decreased $3.3 million from the prior year due to less development activity on two active third-party development consulting projects offset by $0.5 million of revenue related to the Mansfield University of Pennsylvania - Phase II project which was begun in the third quarter of 2012. The Science + Technology Park at Johns Hopkins (see Note 2 to the accompanying consolidated financial statements) contributed $1.4 million to the decline in revenue as the project was completed early in third quarter of 2012. Due to the fact the Trust is guaranteeing the construction loan and extending a second mortgage to the development, all revenue on the project is being deferred in the accompanying consolidated financial statements until the second mortgage is repaid and the Trust no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment revenue above and eliminated in the segment revenue reconciliations. If the construction loan and second mortgage had been repaid prior to December 31, 2012, the Trust would have recognized development services revenue net of costs of $1.9 million, guarantee fee revenue of $3.0 million and interest income of $3.8 million since the commencement of the project.

General and administrative expenses for the segment increased $0.5 million, or 17.7%, for the year ended December 31, 2012 compared to the same period in the prior year. This increase is primarily due to additional payroll costs, net of capitalized payroll on owned developments, related to the increased development activity. Internal development project costs related to the Science + Technology Park at Johns Hopkins discussed above are deferred in the accompanying consolidated financial statements until the revenue associated with this project is recognized. As such, these expenses are included in the segment operating expenses above and eliminated in the segment operating expense reconciliations.

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

General and administrative costs for our management services segment increased $0.1 million, or 4.2% for the year ended December 31, 2012 compared to the same period in the prior year primarily due to the growth of the company.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.2 million, or 17.6%, during the year ended December 31, 2012 over the same period in the prior year primarily due to costs associated with the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $9.4 million, or 39.3%, during the year ended December 31, 2012 over the same period in the prior year. This increase relates mainly to the purchase of 17 new properties since January 1, 2011 as discussed above.

Ground lease expense

For the year ended December 31, 2012, the cost of ground leases increased $0.9 million, or 16.3%, compared to the same period in the prior year, due to the addition of GrandMarc at Westberry place at Texas Christian University in the fourth quarter of 2011. This community is subject to a 53-year ground lease with a fixed-floor annual rent increase. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the year ended December 31, 2012, nonoperating expenses decreased $3.3 million, or 17.8%, as compared to the same period in the prior year. Interest expense decreased $2.9 million primarily related to the capitalization of interest in our eleven owned development projects and an $11.2 million net reduction in mortgage and construction debt since December 31, 2011 excluding debt of $48.5 million that was assumed in December 2012 (see Note 10 to the accompanying consolidated financial statements). Also contributing to the decrease was a loss on extinguishment of debt of $0.4 million taken in the first quarter of 2011 related to the repayment of $35.5 million of variable rate debt.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents our share of the net income or loss related to investments in unconsolidated entities that own collegiate housing communities. For the years ended December 31, 2012 and 2011 equity in losses was $0.4 million for both years.

Liquidity and Capital Resources

Fourth Amended Revolver

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement, which amended and restated the existing revolving credit facility dated September 21, 2011. The previous facility (the “Third Amended Revolver”) was secured, had a maximum availability of $175 million and was scheduled to mature on September 21, 2014. The Fourth Amended and Restated Credit Agreement is unsecured, had a maximum availability of $375 million and, within the first four years of the agreement, could be expanded to $500 million upon satisfaction of certain conditions. The Fourth Amended and Restated Credit Agreement was scheduled to mature on January 14, 2017.

On October 24, 2013, the Operating Partnership entered into the First Amendment to the Fourth Amended Revolver (as amended, the "Fourth Amended Revolver"). The amendment increased the maximum borrowing capacity under the facility from $375 million to $500 million with an accordion feature to $700 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the Fourth Amended Revolver is January 14, 2018, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Fourth Amended Revolver, as amended, is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2013, our borrowing base was $500.0 million, and we had $356.9 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $143.1 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of December 31, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.57%. If amounts are drawn, due to the fact that the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. In addition, Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of December 31, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Mortgage and construction debt

As of December 31, 2013, the Trust had outstanding mortgage and construction indebtedness of $420.4 million (excluding unamortized debt premium of $2.3 million). Of the total, $123.7 million and $69.7 million relates to variable rate construction and mortgage debt, respectively, that is described below, and $57.3 million pertains to outstanding mortgage debt that is secured by the underlying collegiate housing properties or leaseholds bearing interest at fixed rates ranging from 4.16% to 5.60%. The remaining $227.0 million pertains to fixed rate mortgage debt, including $47.7 million related to the purchase of The Suites at Overton Park and The Centre at Overton Park collegiate housing communities (see Note 10 to the accompanying consolidated financial statements). It also includes $9.6 million of debt that is secured by an underlying collegiate housing property bearing interest at a fixed rate of 4.92% and the remaining $169.7 million pertains to the Fannie Mae master secured credit facility that the Trust entered into on December 31, 2008 and expanded on December 2, 2009 (the “Master Secured Credit Facility”), which bears interest at a weighted average fixed rate of 5.87%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2013.

Master Secured Credit Facility

The Master Secured Credit Facility was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2013.

During 2013, the Trust prepaid a $14.6 million, five-year note under the Master Secured Credit Facility. The debt had a fixed interest rate of 5.99% and was due to mature on January 1, 2014. Two collegiate housing communities, The Avenue at Southern and Carrollton Crossing, were released from the collateral pool simultaneously with the pay-off. The mortgage debt was repaid with proceeds received from borrowings under the Fourth Amended Revolver and cash on hand.

Mortgage debt

On the maturity date of July 1, 2013, the Trust completed the refinancing of the University Towers mortgage debt. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016. The loan may be extended for two 12-month periods, after an extension fee of 0.20% on the then-outstanding principal is paid, and if the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.0. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The debt service coverage ratio is to be calculated quarterly on a trailing 12-month basis and is to be no less than 1.25 to 1.00, increasing to 1.30 to 1.0 commencing on September 30, 2016 and thereafter. Loan fees of $0.3 million were paid at closing. As of December 31, 2013, the interest rate applicable to the loan was 2.29%.

In December 2012, in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities, both of which are adjacent to Texas Tech University in Lubbock, Texas, the Trust assumed $25.1 million and $23.3 million of fixed rate mortgage debt, respectively. The loan for the Suites at Overton Park bears interest at 4.2% and initially matures on April 1, 2016. The loan for the Centre at Overton Park bears interest at 5.6% and initially matures on January 1, 2017. If no event of default has occurred by the initial maturity dates we have the option to extend the maturity dates one year at a base rate plus a 2.5% margin. Principal and interest are paid on a monthly basis for both loans.

As of December 31, 2013, the Trust had outstanding variable rate mortgage debt of $35.7 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2013, the interest rate applicable to the loan was 5.02%. In January 2014, this loan was prepaid in full (see Note 18 to the accompanying consolidated financial statements).

During the year ended December 31, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was due to mature in May 2014. During the year ended December 31, 2012, the Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were due to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and cash on hand.

During the year ended December 31, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was due to mature in May 2012. The mortgage debt was repaid with cash on hand.

Construction loans

In connection with the acquisition of The Varsity serving the University of Michigan (see Note 4) during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of December 31, 2013, the interest rate applicable to the loan was 2.42%. On August 1, 2015, if certain conditions for extension are met, we have the the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $31.4 million on a construction loan related to the development of the first two phases of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase I and II). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of December 31, 2013, the interest rate applicable to the loan was 2.42%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until

October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $0.2 million on a construction loan related to the development of the third phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase III). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through September 11, 2017. As of December 31, 2013, the interest rate applicable to the loan was 2.1%. On September 11, 2017, if certain conditions for extension are met, we have the option to extend the loan until September 11, 2018. On September 11, 2018, if certain conditions are met, we have the option to extend the loan until September 11, 2019. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $27.1 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat at Oxford). The Trust is the majority owner and managing member of the joint venture and began managing the community once it opened in August 2013. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of December 31, 2013, the interest rate applicable to the loan was 1.97%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $32.6 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University - Downtown Phoenix campus (Roosevelt Point). The Trust is the majority owner and managing member of the joint venture and began managing the community once it opened in August 2013. The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of December 31, 2013, the interest rate applicable to the loan was 2.44%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

On December 23, 2013, the Trust repaid in full $33.1 million of construction debt secured by the collegiate housing community referred to as East Edge located near the University of Alabama, in Tuscaloosa, Alabama. The construction loan bore interest equal to LIBOR plus a 240 basis point margin and was due to mature on July 1, 2014. The construction loan was repaid with proceeds from the Fourth Amended Revolver and cash on hand.

On December 23, 2013, the Trust also repaid in full $12.3 million of construction debt secured by the collegiate housing community referred to as Campus West located near Syracuse University, in Syracuse, New York. The construction loan bore interest equal to LIBOR plus a 195 basis point margin and was due to mature on December 7, 2014. The construction loan was repaid with proceeds from the Fourth Amended Revolver and cash on hand.

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

Liquidity outlook and capital requirements

During the year ended December 31, 2013, we generated $77.4 million of cash from operations, received proceeds of $16.9 million from our at-the-market equity distribution program, received proceeds of $40.2 million related to the sale of two collegiate housing communities, borrowed $90.1 million on mortgage and construction loans and borrowed a net $277.9 million on the Fourth Amended Revolver. When combined with $17.0 million of existing cash, we were able to invest $17.2 million of capital into existing communities, acquire three communities for an aggregate of $109.5 million, invest $9.5 million in joint ventures, repay $97.9 million of mortgage and construction debt, invest $215.4 million in assets under development and distribute $48.0 million to our stockholders and unitholders in order to end the year with approximately $22.1 million in cash.

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.44 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash, recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. Starting in May of 2013, the valuation of REIT stocks, including EdR, started to decline and stayed suppressed through the remainder of 2013. These reduced valuations have increased our cost of capital and made access to equity markets unfavorable at the current time. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. If the current conditions in the equity markets persist and we did not access the capital markets over the next two years, our debt as a percentage of gross assets at the end of 2015 would increase from the current 42.8% to approximately 47%, which is higher than we would prefer but within an acceptable range. At the same time our Interest Coverage ratios (Adjusted EBITDA (as further defined below) to interest expense) and Net Debt to EBITDA - Adjusted ratios would remain basically at current levels. Net Debt to EBITDA - Adjusted is defined as net debt (debt excluding unamortized premiums, cash, and non-producing construction debt on assets under development as of the date of the calculation) to Adjusted EBITDA (as further defined below) including proforma adjustments to reflect all acquisitions and development assets that are opened as if such had occurred at the beginning of the 12 month period being presented.

Distributions for the year ended December 31, 2013 totaled $48.5 million, or $0.42, per weighted average share/unit, compared to cash provided by operations of $77.4 million, or $0.67, per weighted average share/unit.

Based on our closing share price of $8.82 on December 31, 2013, our total enterprise value was $1.8 billion. With net debt (total debt less cash) of $755.2 million as of December 31, 2013, our debt to enterprise value was 42.5% compared to 27.4% as of December 31, 2012. With gross assets of $1.8 billion, which excludes accumulated depreciation of $204.2 million, our debt to gross assets ratio was 42.8% as of December 31, 2013 as compared to 31.7% as of December 31, 2012.

Management believes that it has strengthened the Trust’s balance sheet through the follow-on equity offerings in August of 2012 and January and November of 2011, selling 17.3 million shares, 13.2 million shares and 14.4 million shares, respectively, all inclusive of the underwriters’ overallotment option to purchase additional shares, for net proceeds of $180.9 million, $91.7 million and $124.4 million, respectively. A portion of the net proceeds was used to repay approximately $117.1 million of debt with the remaining proceeds used to fund the Trust’s current developments and acquisitions, fund future acquisitions and developments and for general corporate purposes.

On September 7, 2012, the Trust filed an automatic shelf registration statement, which permits us to issue an unlimited number of securities, including equity or debt securities, from time to time in one or more transactions, depending on market conditions and terms. As discussed in Note 2 to the accompanying consolidated financial statements, we have utilized at-the-market equity distribution programs since 2010, selling an aggregate of 12.4 million shares of common stock for net proceeds of approximately $116.3 million, including 1.6 million shares for net proceeds of approximately $17.8 million under the 2012 equity distribution program. We have used and are using the net proceeds to repay debt, fund our development pipeline, fund potential future acquisitions and for general corporate purposes. Under the 2012 distribution program, the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million.

Acquisition, disposition and development activity

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

In the second quarter of 2013, we completed the sale of College Grove, located in Murfreesboro, Tennessee for an aggregate sales price of $20.7 million (see Note 5 to the accompanying condensed consolidated financial statements). The net proceeds of $20.2 million were used to fund development and acquisition activity and for general working capital purposes.

In the fourth quarter of 2013, we completed the sale of The Pointe at Western collegiate housing community located in Kalamazoo, Michigan for a sales price of $21.0 million (see Note 5 to the accompanying condensed consolidated financial statements). The Trust received proceeds of $20.0 million after closing costs.

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

In the third quarter of 2013, we completed the purchase of The Cottages at Lindberg serving Purdue University and The Retreat at State College serving Pennsylvania State University for a combined purchase price of $91.2 million. The Trust also purchased our joint venture partner's 10% noncontrolling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash. The Trust now owns 100% of the community. The Trust funded these acquisitions with proceeds from the sale of College Grove discussed above and with borrowings under the Fourth Amended Revolver (see Note 5 to the accompanying consolidated financial statements).

In the fourth quarter of 2013, we completed the purchase of the 415-bed community, The Varsity, serving the University of Michigan for $54.0 million. The Trust funded this acquisition with assumed debt of $32.4 million and proceeds from draws on the Company's Fourth Amended Revolver (see Note 4 to the accompanying consolidated financial statements).

We entered into a presale agreement at Florida International University adjacent to Florida International University, in Miami, FL. The $43.5 million acquisition is subject to completion of the project in time for fall 2014 occupancy. The purchase of the community is contingent upon on-time completion of the project.

We have eleven active development projects that we are developing for our ownership with our share of aggregate development costs of $398.3 million. As of December 31, 2013, $111.7 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. In January 2014, we entered into a $187.5 million unsecured term loan with five- and seven-year tranches (the "Unsecured Term Loan") (see Note 18 to the accompanying consolidated financial statements). At the same time, we entered into interest rate swap agreements to effectively fix the interest rate. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of December 31, 2013, we were in compliance with all covenants related to our Fourth Amended Revolver.

Capital expenditures

The historical recurring capital expenditures, excluding discontinued operations, at our wholly-owned communities are set forth as follows:

	As of and for the Years Ended December 31,
	2013	2012	2011
Total units	5,895	5,044	4,820
Total beds	18,508	16,119	15,477
Total recurring capital expenditures (in thousands)	$4,381	$4,105	$3,583
Average per unit	$743.19	$813.78	$743.35
Average per bed	$236.71	$254.65	$231.50

Recurring capital expenditures exclude capital spending on significant renovations, community repositioning or other major periodic projects. Capital expenditures associated with newly developed communities are typically capitalized as part of their development costs. As a result, such communities typically require little to no recurring capital expenditures until their second year of operation or later.

Additionally, we are required by certain of our lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged communities.

These contributions are typically less than, but could exceed, the amount of capital expenditures actually incurred during any given year at such communities.

Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (amounts in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations (1)	$13,834	$260,689	$42,474	$103,393	$420,390
Contractual Interest Obligations (2)	16,667	24,932	10,810	2,743	55,152
Operating Lease and Future Purchase Obligations (3)	59,365	23,626	17,153	576,492	676,636
Capital Reserve Obligations (4)	1,612	2,850	2,321	632	7,415
Total	$91,478	$312,097	$72,758	$683,260	$1,159,593

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Fourth Amended Revolver and construction loan agreements.

(2)
Includes contractual fixed-rate interest payments as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2013. The Trust has $193.4 million of variable rate debt as of December 31, 2013.

(3)
Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases), future purchase obligations for advertising and a presale agreement that obligates the Trust to purchase a newly developed collegiate housing community adjacent to Florida International University for $43.5 million as long as the developer completes the project in time for fall 2014 occupancy.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness

As of December 31, 2013, 27 of our communities were unencumbered by mortgage debt.

As of December 31, 2013, we had outstanding mortgage and construction indebtedness of $422.7 million (net of unamortized debt premium of $2.3 million). The scheduled future maturities of this indebtedness as of December 31, 2013 were as follows (in thousands):

Year
2014	$13,834
2015	135,310
2016	125,378
2017	40,050
2018	2,424
Thereafter	103,394
Total	420,390
Debt premium	2,291
Outstanding as of December 31, 2013, net of debt premium	$422,681

As of December 31, 2013, the outstanding mortgage and construction debt had a weighted average interest rate of 4.33% and carried an average term to maturity of 2.91 years.

The Trust had $356.9 million outstanding under the Fourth Amended Revolver as of December 31, 2013. The Fourth Amended Revolver, as amended, matures on January 14, 2018, and provides that the Operating Partnership may extend the maturity date one year subject to certain conditions. The Fourth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fourth Amended Revolver as of December 31, 2013 was 1.57%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the sole discretion of our Board. We may be required to use borrowings under our Fourth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During July of 2012, our Board increased the annual dividend target by 43% from $0.28 to $0.40 per share/unit becoming effective with the August 15, 2012 dividend. During July of 2013, our Board increased the annual dividend target by 10% from $0.40 to $0.44 per share/unit becoming effective with the August 15, 2013 dividend.

As discussed above, our Board declared a fourth quarter distribution of $0.11 per share of common stock for the quarter ended December 31, 2013. The distribution was paid on February 14, 2014 to stockholders of record at the close of business on January 31, 2014.

Off-Balance Sheet Arrangements

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $24.0 million, held by one unconsolidated joint venture. In addition, the Operating Partnership, with another joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by another unconsolidated joint venture under development. This partial repayment guaranty is limited to $8.8 million. The terms of the guarantees are described in Note 16 to the accompanying consolidated financial statements.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying consolidated financial statements) the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee. The guarantee fee will not be recognized until the second mortgage loan is repaid, which could be as early as the first quarter of 2014, as the construction loan and second mortgage are currently being refinanced. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 10 to the accompanying consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop Phase I & II of the project and a $13.8 million construction to develop Phase III of the project. As of December 31, 2013 and 2012, $43.2 million and $1.3 million, respectively, had been drawn on the construction loans of which $11.8 million and $1.0 million, respectively, are attributable to LeylandAlliance LLC. These amounts are not included in our accompanying consolidated financial statements.

Non GAAP Measures

Funds From Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income (loss) for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Net income (loss) attributable to Education Realty Trust, Inc.	$4,323	$8,421	$(11,014)
Gain on sale of collegiate housing assets	(3,913)	(5,496)	(2,388)
Loss on impairment of collegiate housing assets	5,001	—	7,859
Collegiate housing property depreciation and amortization on equity investees	49,316	37,237	29,101
Equity portion of real estate depreciation and amortization on equity investees	196	225	412
Equity portion of loss on sale of collegiate housing property on equity investee	—	88	256
Noncontrolling interests	249	305	244
FFO available to stockholders and unitholders	55,172	40,780	24,470
Other adjustments to FFO
Loss on extinguishment of debt	—	—	757
Acquisition costs	393	1,110	741
Straight-line adjustment for ground leases	5,255	4,364	4,208
Impact of other adjustments to FFO:	5,648	5,474	5,706
FFO on Participating Developments:
Interest on loan to Participating Development	1,825	1,830	1,598
Development fees on Participating Development, net of costs and taxes	454	91	887
FFO on Participating Developments:	2,279	1,921	2,485
Core FFO available to stockholders and unitholders	$63,099	$48,175	$32,661

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

The following is a reconciliation of our GAAP operating income to NOI for years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year ended December 31,
	2013	2012	2011
Operating income	$24,330	$15,018	$12,392
Less: Third-party development services revenue	2,989	820	4,103
Less: Third-party management services revenue	3,697	3,446	3,336
Plus: Development and management services expenses	6,477	6,266	5,506
Plus: General and administrative expenses	7,678	7,910	6,810
Plus: Ground leases	7,622	6,395	5,498
Plus: Depreciation and amortization	48,098	33,240	23,858
Plus: Loss on impairment of collegiate housing assets	—	—	—
NOI	$87,519	$64,563	$46,625

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

The following is a reconciliation of our GAAP net income (loss) to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year ended December 31,
	2013	2012	2011
Net income (loss) attributable to Education Realty Trust, Inc.	$4,323	$8,421	$(11,014)
Straight line adjustment for ground leases	5,255	4,364	4,208
Acquisition costs	393	1,110	741
Depreciation and amortization	48,098	33,240	23,843
Depreciation and amortization – discontinued operations	1,767	4,634	5,712
Loss on impairment of collegiate housing assets – discontinued operations	5,001	88	7,859
Gain on sale of collegiate housing assets – discontinued operations	(3,913)	(5,496)	(2,388)
Interest expense, net	17,526	14,390	17,274
Interest expense – discontinued operations	—	—	1,044
Other nonoperating expense (income)	1,311	932	1,373
Income tax expense (benefit)	203	(884)	(95)
Noncontrolling interest	308	216	239
Applicable expenses (income) related to discontinued operations	—	—	472
Adjusted EBITDA	$80,272	$61,015	$49,268

Debt to gross assets

Debt to gross assets is defined as total debt, excluding the unamortized debt premium, divided by gross assets, or total assets excluding accumulated depreciation on real estate assets. We consider debt to gross assets useful to an investor in evaluating our leverage and in assessing our capital structure, because it excludes noncash items such as accumulated depreciation and provides a more accurate depiction of our capital structure.

The following is a reconciliation of our GAAP total assets to gross assets as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Mortgage and construction loans, net of unamortized premium	$422,681	$398,846
Unamortized premium	2,291	3,068
Mortgage and construction loans	420,390	395,778

Unsecured revolving credit facility	356,900	79,000

Total debt	$777,290	$474,778

Total assets	$1,610,565	$1,324,687
Accumulated depreciation(1)	204,181	175,310
Gross assets	$1,814,746	$1,499,997

Debt to gross assets	42.8%	31.7%

(1) Represents accumulated depreciation on real estate assets.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements adopted during the year ended December 31, 2013 that had a material impact or are expected to have a material impact on the Trust's consolidated financial statements. See Item 8 in the accompanying consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2013, we had fixed rate debt of $227.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $6.9 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $8.6 million increase in the fair value of our fixed rate debt. As of December 31, 2013, 54.0% of the outstanding principal amounts of our mortgage and construction notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.62% and an average term to maturity of 3.25 years.

On the maturity date of July 1, 2013, the Trust completed the refinance of the University Towers mortgage debt. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016. The loan may be extended for two 12-month periods, after an extension fee of 0.20% on the outstanding principal is paid, and if the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.0. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The debt service coverage ratio is to be calculated quarterly on a trailing 12-month basis and is to be no less than 1.25 to 1.00, increasing to 1.30 to 1.0 commencing on September 30, 2016 and thereafter. Loan fees of $0.3 million were paid at closing. As of December 31, 2013, the interest rate applicable to the loan was 2.29%.

As of December 31, 2013, the Trust had outstanding variable rate mortgage debt of $35.7 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed

7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2013, the interest rate applicable to the loan was 5.02%.

As of December 31, 2013, we had borrowed $123.7 million on construction loans related to the development of owned collegiate apartment communities. These loans bear interest equal to a base rate or LIBOR plus an applicable margin with $123.5 million and $0.2 million maturing in 2015 and 2017, respectively. As of December 31, 2013, the weighted average interest rate applicable to these loans was 2.32%.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the guidelines established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 3, 2014

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2013	2012
	(Amounts in thousands, except share and per share data)
Assets:
Collegiate housing properties, net	$1,388,885	$1,061,002
Assets under development	116,787	159,264
Corporate office furniture, net	3,249	3,007
Cash and cash equivalents	22,073	17,039
Restricted cash	12,253	6,410
Student contracts receivable, net	807	708
Receivable from managed third parties	361	629
Notes receivable	18,125	21,000
Goodwill and other intangibles, net	3,822	4,455
Other assets	44,203	51,173
Total assets	$1,610,565	$1,324,687

Liabilities:
Mortgage and construction loans, net of unamortized premium	$422,681	$398,846
Unsecured revolving credit facility	356,900	79,000
Accounts payable	2,289	1,749
Accrued expenses	65,357	55,374
Deferred revenue	23,498	17,964
Total liabilities	870,725	552,933

Commitments and contingencies (see Note 16)	—	—

Redeemable noncontrolling interests	9,871	8,944

Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 114,740,155 and 113,062,452 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1,148	1,131
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	813,540	849,878
Accumulated deficit	(88,964)	(93,287)
Total Education Realty Trust, Inc. stockholders’ equity	725,724	757,722
Noncontrolling interests	4,245	5,088
Total equity	729,969	762,810
Total liabilities and equity	$1,610,565	$1,324,687

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2013	2012	2011
	(Amounts in thousands, except share and per share data)
Revenues:
Collegiate housing leasing revenue	$167,476	$124,087	$91,517
Third-party development consulting services	2,989	820	4,103
Third-party management services	3,697	3,446	3,336
Operating expense reimbursements	10,214	9,593	8,604
Total revenues	184,376	137,946	107,560
Operating expenses:
Collegiate housing leasing operations	79,957	59,524	44,892
Development and management services	6,477	6,266	5,506
General and administrative	7,678	7,910	6,810
Depreciation and amortization	48,098	33,240	23,858
Ground lease expense	7,622	6,395	5,498
Reimbursable operating expenses	10,214	9,593	8,604
Total operating expenses	160,046	122,928	95,168

Operating income	24,330	15,018	12,392

Nonoperating expenses:
Interest expense	17,526	14,390	17,274
Amortization of deferred financing costs	1,758	1,215	1,197
Loss on extinguishment of debt	—	—	351
Interest income	(447)	(283)	(175)
Total nonoperating expenses	18,837	15,322	18,647
Income (loss) before equity in losses of unconsolidated entities, income taxes and discontinued operations	5,493	(304)	(6,255)
Equity in (losses) of unconsolidated entities	(203)	(363)	(447)
Income (loss) before income taxes and discontinued operations	5,290	(667)	(6,702)
Income tax expense (benefit)	203	(884)	(95)
Income (loss) from continuing operations	5,087	217	(6,607)
Discontinued operations:
Income (loss) from operations of discontinued operations	(4,369)	2,924	(6,556)
Gain on sale of collegiate housing property	3,913	5,496	2,388
Income (loss) from discontinued operations	(456)	8,420	(4,168)
Net income (loss)	4,631	8,637	(10,775)
Less: Net income attributable to the noncontrolling interests	308	216	239
Net income (loss) attributable to Education Realty Trust, Inc.	$4,323	$8,421	$(11,014)

See accompanying notes to the consolidated financial statements.

	2013	2012	2011
	(Amounts in thousands, except share and per share data)
Earnings (loss) per share information:
Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.04	$—	$(0.09)
Discontinued operations	—	0.08	(0.05)
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$0.04	$0.08	$(0.14)
Weighted average common shares outstanding – basic	114,431,996	101,243,974	75,485,418
Weighted average common shares outstanding – diluted	115,469,596	102,316,958	75,485,418
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of noncontrolling interests	$4,776	$68	$(6,879)
Income (loss) from discontinued operations, net of noncontrolling interests	(453)	8,353	(4,135)
Net income (loss)	$4,323	$8,421	$(11,014)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2010	58,657,056	$587	$414,850	$(90,694)	$—	$324,743
Proceeds from issuances of common stock, net of offering costs	32,996,205	330	264,004	—	—	264,334
Common stock issued to officers and directors	44,280	—	360	—	—	360
Common stock issued to retire PIUs	—	1	—	—	—	1
Amortization of restricted stock	103,147	—	1,165	—	—	1,165
Cash dividends	—	—	(17,722)	—	—	(17,722)
Noncontrolling interests in joint ventures	—	—	—	—	1,487	1,487
Net income (loss)	—	—	—	(11,014)	—	(11,014)
Balance, December 31, 2011	91,800,688	918	662,657	(101,708)	1,487	563,354
Common stock issued to officers and directors	32,286	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	20,987,826	210	220,055	—	—	220,265
Amortization of restricted stock	241,652	3	765	—	—	768
Cash dividends	—	—	(33,959)	—	—	(33,959)
Return of equity to noncontrolling interests	—	—	—	—	(349)	(349)
Contributions from noncontrolling interests	—	—	—	—	4,039	4,039
Net income (loss)	—	—	—	8,421	(89)	8,332
Balance, December 31, 2012	113,062,452	1,131	849,878	(93,287)	5,088	762,810
Common stock issued to officers and directors	33,180	—	360	—	—	360
Proceeds from issuances of common stock, net of offering costs	1,575,713	16	16,669	—	—	16,685
Amortization of restricted stock	68,810	1	1,336	—	—	1,337
Cash dividends	—	—	(48,010)	—	—	(48,010)
Return of equity to noncontrolling interests	—	—	—	—	(795)	(795)
Contributions from noncontrolling interests	—	—	—	—	69	69
Purchase of noncontrolling interests	—	—	(6,693)	—	(175)	(6,868)
Net income	—	—	—	4,323	58	4,381
Balance, December 31, 2013	114,740,155	$1,148	$813,540	$(88,964)	$4,245	$729,969

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2013	2012	2011
	(Amounts in thousands)
Operating activities:
Net income (loss)	$4,631	$8,637	$(10,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,098	33,240	23,858
Depreciation included in discontinued operations	1,767	4,634	5,697
Deferred tax expense (benefit)	(260)	1,043	(197)
Loss on disposal of assets	12	99	22
Gain on sale of collegiate housing property in discontinued operations	(3,913)	(5,496)	(2,388)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	5,255	4,364	4,208
Loss on impairment of collegiate housing properties included in discontinued operations	5,001	—	7,859
Loss on extinguishment of debt	—	—	351
Loss on extinguishment of debt included in discontinued operations	—	—	406
Amortization of deferred financing costs	1,758	1,215	1,197
Amortization of deferred financing costs included in discontinued operations	—	—	48
Loss on interest rate cap	—	—	5
Amortization of unamortized debt premiums	(776)	(80)	(390)
Distributions of earnings from unconsolidated entities	71	195	264
Noncash compensation expense related to stock-based incentive awards	2,127	2,041	1,502
Equity in losses of unconsolidated entities	203	363	447
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(315)	(19)	(239)
Management fees receivable	268	304	(406)
Other assets	17,009	(9,009)	(1,497)
Accounts payable and accrued expenses	(8,846)	5,721	1,451
Deferred revenue	5,317	4,142	2,614
Net cash provided by operating activities	77,407	51,394	34,037
Investing activities:
Property acquisitions, net of cash acquired	(109,482)	(239,065)	(156,463)
Purchase of corporate furniture and fixtures	(787)	(3,106)	(173)
Restricted cash	(5,843)	(1,584)	(35)
Insurance proceeds received on property losses	16,860	3,900	—
Investment in collegiate housing properties	(17,183)	(22,599)	(22,129)
Proceeds from sale of collegiate housing properties	40,256	67,261	73,821
Notes receivable	(125)	—	—
Repayment on notes receivable	3,000	1,800	75
Loans to developments	—	(3,000)	(8,128)
Earnest money deposits	(125)	(3,000)	(75)
Investment in assets under development	(215,409)	(157,840)	(46,966)
Distributions from unconsolidated entities	—	82	285
Investments in unconsolidated entities	(9,475)	(11,797)	(25)
Net cash used in investing activities	(298,313)	(368,948)	(159,813)

See accompanying notes to the consolidated financial statements.

	2013	2012	2011
	(Amounts in thousands)
Financing activities:
Payment of mortgage and construction notes	(97,931)	(79,185)	(58,225)
Borrowings under mortgage and construction loans	90,123	71,156	12,558
Debt issuance costs	(4,578)	(1,026)	(1,527)
Debt extinguishment costs	—	—	(562)
Borrowings on line of credit	302,033	141,000	—
Repayments of line of credit	(24,133)	(62,000)	(3,700)
Proceeds from issuance of common stock	16,890	220,441	265,318
Payment of offering costs	(238)	(805)	(1,007)
Purchase and return of equity to noncontrolling interests	(7,664)	(349)	—
Contributions from noncontrolling interests	1,197	4,039	—
Dividends and distributions paid to common and restricted stockholders	(48,010)	(33,959)	(17,722)
Dividends and distributions paid to noncontrolling interests	(449)	(532)	(502)
Repurchases of common stock and payments of restricted stock tax withholding	(1,300)	—	—
Net cash provided by financing activities	225,940	258,780	194,631
Net (decrease) increase in cash and cash equivalents	5,034	(58,774)	68,855
Cash and cash equivalents, beginning of period	17,039	75,813	6,958
Cash and cash equivalents, end of period	$22,073	$17,039	$75,813
Supplemental disclosure of cash flow information:
Interest paid	$23,060	$18,402	$19,526
Income taxes paid	$542	$76	$339
Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$—	$606	$—
Stock-based compensation	$2,127	$2,041	$1,453
Capital expenditures in accounts payable and accrued expenses related to developments	$15,425	$20,028	$7,049
Mortgage and construction loans assumed in connection with property acquisitions	$32,420	$48,451	$36,930

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance

Corporation (“FDIC”) insures. As of December 31, 2013, the Trust had $12.0 million cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Distributions

The Trust pays regular quarterly cash distributions to stockholders. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”), leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant. Distributions for the year ended December 31, 2013 totaled $48.5 million, or $0.42, per weighted average share/unit of which $0.24 was treated as a non-taxable return of capital and $0.18 was treated as ordinary dividend income for income tax purposes.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 8), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter and has borrowed $0.1 million as of December 31, 2013. The loan is secured by CPA's interest in the joint venture.

During the year ended December 31, 2012, the Trust entered into a mezzanine loan and purchase option agreement with Landmark Properties Holdings, LLC ("Landmark") for the purpose of developing a cottage-style collegiate housing community at Pennsylvania State University in State College, Pennsylvania. A construction loan was used to fund 80% of the development, and once completed, the community will be wholly owned by Landmark. The Trust provided $3.0 million of mezzanine financing at an interest rate of 10% per annum and was granted an option to purchase the community in 2013, 2014 or 2015. As described in Note 5, in September 2013, the Trust exercised the purchase option and acquired the collegiate housing community known as The Retreat at State College. The mezzanine loan was secured by 100% of Landmark's equity interest in this development and Landmark's equity interest in the joint venture in the collegiate housing property near The University of Mississippi campus and was repaid during closing of the acquisition. As of December 31, 2012, the mezzanine financing had a balance of $3.0 million and was recorded in notes receivable in the accompanying consolidated balance sheet.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) will earn a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. As of December 31, 2013 and 2012, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to December 31, 2013, the Trust would have recognized development services revenue net of costs of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income of $5.6 million since the commencement of the project.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale are recorded as part of discontinued operations for all periods presented. During the years ended December 31, 2013, 2012 and 2011, 12 properties were classified as part of discontinued operations in the accompanying consolidated statements of operations for all periods presented. All 12 of these properties were sold by December 31, 2013 (see Note 5).

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2013, 2012 and 2011 were $4.6 million, $0.9 million and $1.7 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. Amortization expense totaled $1.8 million, $1.2 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, accumulated amortization totaled $7.0 million and $5.7 million, respectively. Deferred financing costs, net of amortization, are included in other assets in the accompanying consolidated balance sheets (see Note 7).

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

On September 20, 2011, the Trust entered into the 2011 equity distribution agreement. Pursuant to the terms and conditions of the agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of up to $50 million. As of December 31, 2012, the Trust had sold 4.8 million shares of common stock under the 2011 equity distribution program for net proceeds of approximately $49.2 million and reached the aggregate offering amount of $50 million. On May 22, 2012, the Trust entered into two additional equity distribution agreements similar to the previous agreements discussed above. Under the 2012 agreements, the Trust could issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the 2012 agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the years ended December 31, 2013, 2012 and 2011, total compensation expense relating to the ESPP was $31,238, $25,345, and $24,338 respectively.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2013 and 2012, the Trust had net unamortized debt premiums of $2.3 million and $3.1 million, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of December 31, 2013, 2012 and 2011. As of December 31, 2013, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2013, open tax years generally included tax years for 2010, 2011, and 2012. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of December 31, 2013, 2012 and 2011, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of December 31, 2013, the Trust had entered into three joint venture agreements to develop, own and manage properties near Arizona State University - Downtown Phoenix (Roosevelt Point), The University of Mississippi (The Retreat at Oxford) and Duke University (605 West). The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for the joint ventures using the consolidation method of accounting. Our joint venture partners' investments in 605 West met the requirements to be classified outside of permanent equity and is therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income attributable to noncontrolling interest in the accompanying consolidated statement of operations due to the partner's ability to put their ownership interests to the Trust as stipulated in the operating agreements. Our joint venture partners’ investments in the Arizona State University - Downtown Phoenix joint venture and The University of Mississippi joint ventures are accounted for as noncontrolling interests in the accompanying consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. On September 10, 2013, the Trust purchased our joint venture partner's 10% interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million (see Note 4).

The units of limited partnership of the Operating Partnership (“Operating Partnership Units”), units of limited partnership of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) and profits interest units (“PIUs”) (see Note 9) are referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2013, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value. During the year ended December 31, 2012, 43,832 Operating Partnership Units were redeemed for 43,832 shares of common stock.

The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Beginning balance – redeemable noncontrolling interests	$8,944	$9,776
Net income (loss) attributable to redeemable noncontrolling interests	249	305
Redemption of operating partnership units	—	(607)
Contributions from redeemable noncontrolling interests	1,127	—
Distributions attributable to redeemable noncontrolling interests	(449)	(530)
Ending balance – redeemable noncontrolling interests	$9,871	$8,944

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

The following table reconciles the basic and diluted weighted average shares for the years ended December 31, 2013 and 2012:

	2013	2012
Basic weighted average shares of common stock outstanding	114,431,996	101,243,974
Operating Partnership Units	830,343	865,727
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	115,469,596	102,316,958

As of December 31, 2011, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

2011
Operating Partnership Units	903,738
University Towers Operating Partnership Units	207,257
Total potentially dilutive securities	1,110,995

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation for 2011 is not presented, as the Trust reported a loss from continuing operations for the year ended December 31, 2011, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through December 31, 2013. The carrying value of goodwill was $3.1 million as of December 31, 2013 and 2012, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.8 million and $1.4 million as of December 31, 2013 and 2012, respectively.

Investment in unconsolidated entities

The Operating Partnership accounts for its investments in unconsolidated joint ventures using the equity method whereby the costs of an investment are adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying consolidated balance sheets (see Note 8). As of December 31, 2013, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method:

•	1313 5th Street MN Holdings, LLC, a Delaware limited liability company, 50% owned by the Operating Partnership;

•	West Clayton Athens GA Owner, LLC, a Delaware limited liability company, 50% owned by the Operating Partnership;

•	Elauwit Networks, a South Carolina limited liability company, 10% owned by the Operating Partnership; and

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership.

As of December 31, 2012, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method:

•	1313 5th Street MN Holdings, LLC, a Delaware limited liability company, 50% owned by the Operating Partnership;

•	Elauwit Networks, a South Carolina limited liability company, 10% owned by the Operating Partnership; and

•	University Village-Greensboro LLC, a Delaware limited liability company, 25% owned by the Operating Partnership.

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

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. This revenue is reflected in collegiate housing leasing revenue in the accompanying consolidated statements of operations. Students are required to execute lease contracts with payment schedules that vary from semester to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and related lease incentives and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the tenants. The related revenues are recognized on a straight-line basis over the term of the related agreement.

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance, beginning of period	$142	$133	$129
Provision for uncollectible accounts	1,379	1,128	1,079
Deductions	(1,425)	(1,119)	(1,075)
Balance, end of period	$96	$142	$133

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2013, 2012 and 2011, there was $0.8 million, $0.2 million and $0.5 million of revenue recognized, respectively, related to cost savings agreements on development projects. For 2013 and 2012, this amount of participation in cost savings was attributable to the participating development at the Johns Hopkins Medical Institute (see Note 2).

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

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $4.6 million, $3.2 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. The fair values of these assets are determined using discounted cash flow models, market appraisals if available, and other market participant data. Note 6 provides details for the impairment charges recorded during the year ended December 31, 2013. Non-financial assets impaired during the year ended December 31, 2013 were disposed of during the year they were written down to estimated fair value. No non-financial assets were written down during the year ended December 31, 2012.

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses. The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2013 and 2012.

	As of December 31, 2013
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,125	$—	$19,330	$—
Unsecured revolving credit facility	356,900	—	356,900	—
Variable rate mortgage and construction loans	193,381	—	193,381	—
Fixed rate mortgage and construction loans	227,009	—	239,162	—

	As of December 31, 2012
		Estimated Fair Value
(in thousands)	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$21,000	$—	$23,772	$—
Unsecured revolving credit facility	79,000	—	79,000	—
Variable rate mortgage and construction loans	125,436	—	125,436	—
Fixed rate mortgage and construction loans	270,342	—	290,409	—

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

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2013 and 2012, respectively, are as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred revenue	$1,022	$717
Accrued expenses	252	159
Straight line rent	366	69
Restricted stock amortization	85	—
Net operating loss carryforward	418	—
Total deferred tax assets	2,143	945
Deferred tax liabilities:
Depreciation and amortization	(634)	(493)
Restricted stock amortization	—	(63)
Total deferred tax liabilities	(634)	(556)
Net deferred tax assets	$1,509	$389

Significant components of the income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011, respectively, are as follows (in thousands):

	2013	2012	2011
Deferred:
Federal	$(296)	$895	$(169)
State	36	148	(28)
Deferred expense (benefit)	(260)	1,043	(197)
Current:
Federal	312	(1,326)	(199)
State	151	(601)	301
Current (benefit) expense	463	(1,927)	102
Total (benefit) provision	$203	$(884)	$(95)

TRS losses subject to tax consisted of $0.2 million, $1.9 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2013	2012	2011
Tax provision at U.S. statutory rates on TRS income subject to tax	$15	$(566)	$(293)
State income tax, net of federal benefit	126	(312)	319
Other	62	(6)	(121)
Tax provision (benefit)	$203	$(884)	$(95)

4. Acquisition and development of real estate investments

During the year ended December 31, 2013, the Trust completed the following three collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	Aug 2013	745	193	$36,000
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Sept 2013	587	138	$56,189
The Varsity	University of Michigan Ann Arbor, Michigan	Dec 2013	415	181	$53,950

Combined acquisition costs for these purchases were $0.4 million and are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2013. The Trust funded these acquisitions with assumed debt of $32.4 million and proceeds from draws on the Company's Fourth Amended Revolver (as defined below). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Cottages on Lindberg	The Retreat at State College	The Varsity	Total
Collegiate housing properties	$35,704	$55,812	$53,630	$145,146
Other assets	347	442	481	1,270
Current liabilities	(689)	(405)	(449)	(1,543)
Mortgage debt	—	—	(32,420)	(32,420)
Total net assets acquired	$35,362	$55,849	$21,242	$112,453

The difference between the collegiate housing community acquisition contract prices of $146.1 million and the total net assets acquired of $112.5 million is $1.2 million of net assets purchased or liabilities assumed and $32.4 million of assumed debt (see
Note 10) in addition to fixed assets. In the accompanying consolidated statements of cash flows, we have excluded from cash outflows for the 2013 acquisitions $3.0 million of cash paid as a deposit for The Varsity acquisition during 2012.

The amounts of the 2013 acquisitions’ revenue and net income (loss) included in the Trust’s accompanying consolidated statement of operations for the year ended December 31, 2013, and the unaudited pro forma revenue and net income (loss) of the combined entity had the acquisition date been January 1, 2012, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 12/31/13	$3,221	$911	$0.01
2013 supplemental pro forma for 1/1/13 – 12/31/13(1)	$187,961	$4,841	$0.04
2012 supplemental pro forma for 1/1/12 – 12/31/12(1)	$139,714	$9,229	$0.09

(1)
Supplemental pro forma earnings for the year ended December 31, 2013 were adjusted to exclude $0.4 million of acquisition-related costs incurred in 2013. Supplemental pro forma earnings for the year ended December 31, 2012 were adjusted to include these charges. As The Retreat at State College and The Varsity opened for the 2013/2014 lease year, the supplemental pro forma revenue and net income for the periods above do not include full years of operations for these acquisitions.

During the year ended December 31, 2012, the Trust completed the following seven collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Reserve on Stinson (1)	University of Oklahoma Norman, Oklahoma	Jan 2012	612	204	$22,954
The Province	East Carolina University Greenville, North Carolina	Sept 2012	728	235	$50,000
The District on 5th	University of Arizona Tucson, Arizona	Oct 2012	764	208	$66,442
Campus Village (2)	Michigan State University East Lansing, Michigan	Oct 2012	355	106	$20,900
The Province	Kent State University Kent, Ohio	Nov 2012	596	246	$45,000
The Suites at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	465	298	$37,000
The Centre at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	400	278	$37,000

(1)	The Operating Partnership had a 10% equity investment in the entity that previously owned The Reserve on Stinson collegiate housing community and also managed the property prior to the acquisition.

(2)
The Trust entered into a 32-year ground lease, with the option to extend the lease 20 additional years subject to certain conditions, which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the consumer price index for the life of the lease.

Combined acquisition costs for these purchases were $1.1 million and are included in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2012. The Trust funded these acquisitions with assumed debt of $48.5 million and existing cash, including cash proceeds generated by the August 2012 (see Note 2) and sales of collegiate housing communities (see Note 5). A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

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

The amounts of the 2012 acquisitions' revenue and net loss included in the Trust's accompanying consolidated statement of operations for the year ended December 31, 2012, and the unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Revenue	Net income (loss)	Net income (loss) attributable to common stockholders per share- basic and diluted
	(in thousands)
Actual from date of acquisition – 12/31/12	$7,830	$1,549	$0.02
2012 supplemental pro forma for 1/1/12 – 12/31/12(1)	$150,370	$10,568	$0.10
2011 supplemental pro forma for 1/1/11 – 12/31/11(1)	$119,456	$(12,490)	$(0.17)

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

In September 2013, the Trust purchased our joint venture partner's 10% non-controlling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash. The Trust now owns 100% of the community. The Trust funded this acquisition by borrowing on the Fourth Amended Revolver and existing cash.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing community near Duke University. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of December 31, 2013, the Trust and Javelin 19 had incurred $21.5 million in costs for the project. During the year ended December 31, 2013, the Trust capitalized interest costs of $0.3 million and capitalized internal development project costs of approximately $0.1 million. The community is expected to open in the summer of 2014. For a period of five years from the date on which the property receives its initial certificate of occupancy, Javelin 19 has the right to require the Trust to purchase Javelin 19’s 10% interest in the partnership at a price to be determined.

In July 2012, the 3949 collegiate housing community at Saint Louis University was damaged by fire. The Trust is in the process of rebuilding this community. As of December 31, 2013, the Trust had incurred $22.7 million in costs to rebuild the community. During the years ended December 31, 2013 and 2012, the Trust capitalized internal development costs of $32,152 and $1,936, respectively. The community reopened in August 2013.

In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus (Roosevelt Point). The Trust is the majority owner and managing member of the joint venture and manages the community now that it is completed. As of December 31, 2013, the Trust and Summa West, LLC had incurred $51.1 million in costs for the project. During the years ended December 31, 2013 and 2012, capitalized interest costs of approximately $0.7 million and $0.5 million, respectively, and capitalized internal development project costs of approximately $0.1 million and $0.1 million, respectively, were incurred related to the development. The community opened in August 2013.

In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-style collegiate housing community near the University of Mississippi campus (The Retreat at Oxford). The Trust is the majority owner and managing member of the joint venture and manages the community since its completion. As of December 31, 2013, the Trust and Landmark Properties had incurred $36.0 million in costs for the project. During the years ended December 31, 2013 and 2012, capitalized interest costs of approximately $0.4 million and $0.3 million, respectively, and capitalized internal development project costs of approximately $49,196 and $0.1 million, respectively, were incurred related to the development. The community opened in August 2013.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of December 31, 2013, the Trust had incurred $106.8 million in costs for the 2013, 2014, 2015, and 2016 deliveries. Phase I opened in August 2013, Phase II is expected to open in the summer of 2014, Phase II-B is expected to open in the summer of 2015, and the 2016 deliveries are expected to open in the summer of 2016. During the years ended December 31, 2013 and 2012, the Trust capitalized interest costs of $1.5 million and $0.2 million, respectively, and internal development costs of $0.7 million and $0.3 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder (The Lotus). The Trust is developing additional housing on the existing land, which is expected to open in the summer of 2014. As of December 31, 2013, the Trust had incurred $7.9 million in project costs. During the years ended December 31, 2013 and 2012, the Trust capitalized interest costs of $0.1 million and $13,800, respectively, and internal development project costs of $0.1 million and $22,878, respectively, related to the development.

In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high-rise collegiate housing community near the core of the University of Texas at Austin campus (2400 Nueces). As of December 31, 2013, the Trust had incurred $70.0 million in costs for the project, which opened in August 2013. During the years ended December 31, 2013 and 2012, the Trust capitalized interest costs of $1.2 million and $0.9 million, respectively, and internal development project costs of $0.3 million and $0.2 million, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing communities in these first two phases and both phases will include commercial and residential offerings.
The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into an additional agreement to develop the third phase of the project. The third phase is scheduled to be completed in the summer of 2014. As of December 31, 2013, the Trust had incurred $29.3 million in project costs for the second phase and $6.0 million for the third phase. During the years ended December 31, 2013 and 2012, the Trust capitalized interest costs of $0.6 million and $0.8 million, respectively, and internal development project costs of $0.1 million and $0.1 million, respectively, related to the development.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opened. The Trust has expenditures for assets under development accrued in accounts payable and accrued expenses of $0.4 million and $15.0 million, respectively, as of December 31, 2013. As of December 31, 2012, the Trust had expenditures for assets under development accrued in accounts payable and accrued expenses of $0.7 million and $19.3 million, respectively.

5. Disposition of real estate investments and discontinued operations

On December 19, 2013, the Trust sold The Pointe at Western collegiate housing community located in Kalamazoo, Michigan for a sales price of $21.0 million. The Trust received proceeds of $20.0 million after closing costs.

On June 19, 2013, the Trust sold the College Grove collegiate housing community located in Murfreesboro, Tennessee for a price of $20.7 million. The Trust received proceeds of $20.2 million after prorations and closing costs.

In 2012, the Trust sold The Reserve at Star Pass and NorthPointe, both located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, for an aggregate sales price of $69.5 million, resulting in net proceeds of approximately $67.3 million after prorations and closing costs.

In 2011, the Trust sold the Collegiate Village, located in Macon, Georgia, and Clayton Place, located in Morrow, Georgia, respectively, for an aggregate sales price of $28.0 million resulting in net proceeds of approximately $27.8 million after prorations and closing costs.

On January 19, 2011, the Trust sold the following five properties:

•Troy Place, serving Troy University in Troy, Alabama;
•The Reserve at Jacksonville, serving Jacksonville State University in Jacksonville, Alabama;
•The Reserve at Martin, serving University of Tennessee at Martin in Martin, Tennessee;
•The Chase at Murray, serving Murray State University in Murray, Kentucky; and
•Clemson Place, serving Clemson University in Clemson, South Carolina.

The sales price was $46.1 million, and the Trust received net proceeds of approximately $29.7 million after the repayment of related debt of $16.1 million, prorations and other closing costs.

Accordingly, the results of operations of all twelve properties are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Trust ceased depreciation on the properties when they met the held for sale criteria.

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Collegiate housing leasing revenue	$5,409	$16,229	$18,603
Other leasing revenue	—	—	414
Collegiate housing leasing operating expenses	(3,014)	(8,671)	(10,518)
Depreciation and amortization	(1,767)	(4,634)	(5,697)
Loss on impairment	(5,001)	—	(7,859)
Interest expense	—	—	(1,045)
Amortization of deferred financing costs	—	—	(48)
Loss on extinguishment of debt	—	—	(406)
Interest income	4	—	—
Noncontrolling interests	31	(25)	63
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(4,338)	$2,899	$(6,493)
Gain on sale of collegiate housing property	$3,913	$5,496	$2,388
Noncontrolling interests	(28)	(42)	(30)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	$3,885	$5,454	$2,358

6. Collegiate housing properties and assets under development

Collegiate housing properties consist of the following as of December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Land	$126,273	$115,818
Land improvements	73,618	71,580
Leasehold improvements	74	—
Construction in progress	115,372	208,142
Buildings	1,322,892	943,279
Furniture, fixtures and equipment	71,624	56,757
	1,709,853	1,395,576
Less accumulated depreciation	(204,181)	(175,310)
Collegiate housing properties and assets under development, net	$1,505,672	$1,220,266

Following is certain information related to investment in collegiate housing properties as of December 31, 2013 (amounts in thousands):

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
College Station at W. Lafayette (2)	$18,327	$1,887	$19,528	$21,415	$3,257	$1,887	$22,785	$24,672	$7,904	1/31/2005
Players Club	—	727	7,498	8,225	2,151	727	9,649	10,376	3,036	1/31/2005
The Commons at Knoxville (1)	20,396	4,630	18,386	23,016	2,907	4,586	21,293	25,879	7,174	1/31/2005
The Commons on Kinnear (7)	12,556	1,327	20,803	22,130	2,403	1,327	23,206	24,533	6,984	1/31/2005
The Lofts	—	2,801	34,117	36,918	2,341	2,801	36,458	39,259	10,462	1/31/2005
The Pointe at Penn State (2)	26,872	2,151	35,094	37,245	4,485	2,151	39,579	41,730	12,236	1/31/2005
The Pointe at South Florida	—	3,508	30,510	34,018	6,014	3,508	36,524	40,032	11,873	1/31/2005
The Reserve at Athens	7,239	1,740	17,985	19,725	1,841	1,740	19,826	21,566	5,779	1/31/2005
The Reserve at Columbia (1)	14,054	1,071	26,134	27,205	4,133	1,071	30,267	31,338	9,351	1/31/2005
The Reserve at Tallahassee	—	2,743	21,176	23,919	5,276	2,743	26,452	29,195	8,350	1/31/2005
The Reserve on Perkins (1) (7)	11,971	913	15,795	16,708	3,627	913	19,422	20,335	6,656	1/31/2005
The Reserve on West 31st	—	1,896	14,920	16,816	5,718	1,896	20,638	22,534	6,813	1/31/2005
University Towers	34,000	—	28,652	28,652	16,692	2,364	42,980	45,344	12,603	1/31/2005
Campus Creek	—	2,251	21,604	23,855	2,741	2,251	24,345	26,596	7,835	2/22/2005
Pointe West	9,594	2,318	10,924	13,242	1,508	2,318	12,432	14,750	4,260	3/17/2005
Campus Lodge	—	2,746	44,415	47,161	2,520	2,746	46,935	49,681	13,471	6/7/2005
The Reserve on South College (3)	7,961	1,744	10,784	12,528	3,523	1,744	14,307	16,051	5,182	7/6/2005
Cape Trails (3)	7,233	445	11,207	11,652	2,022	445	13,229	13,674	3,457	1/1/2006
Carrollton Place	—	682	12,166	12,848	1,621	682	13,787	14,469	3,577	1/1/2006
River Place (3)	6,859	837	17,746	18,583	2,309	837	20,055	20,892	5,290	1/1/2006
The Avenue at Southern	—	2,028	10,675	12,703	4,047	2,028	14,722	16,750	4,939	6/15/2006
The Reserve at Saluki Pointe (6)	—	1,099	32,377	33,476	1,487	1,099	33,864	34,963	5,821	8/1/2008
University Apartments on Colvin	—	—	25,792	25,792	(95)	—	25,697	25,697	3,935	8/1/2009

		Initial Cost				Total Costs
Property(4)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(5)	Date of Acquisition/ Construction
2400 Nueces	—	—	7,436	7,436	62,533	—	69,969	69,969	1,107	8/1/2010
The Oaks on the Square - Phase I and II(8)	31,351	1,800	15,189	16,989	34,399	1,800	49,588	51,388	1,108	9/30/2010
GrandMarc at the Corner	—	—	45,384	45,384	1,252	—	46,636	46,636	4,772	10/22/2010
Campus West	—	—	6,127	6,127	21,182	—	27,309	27,309	1,621	3/1/2011
East Edge	—	10,420	10,783	21,203	20,964	10,420	31,747	42,167	1,983	3/1/2011
Jefferson Commons	—	1,420	4,915	6,335	166	1,420	5,081	6,501	461	3/15/2011
Wertland Square	—	3,230	13,285	16,515	574	3,230	13,859	17,089	1,238	3/15/2011
The Berk	—	2,687	13,718	16,405	663	2,687	14,381	17,068	1,317	5/23/2011
Roosevelt Point	32,576	3,093	1,716	4,809	46,805	3,093	48,521	51,614	721	7/1/2011
University Village Towers	—	3,434	34,424	37,858	122	3,434	34,546	37,980	2,357	9/22/2011
Irish Row (1)	13,886	2,637	24,679	27,316	232	2,637	24,911	27,548	1,690	11/1/2011
The Lotus	—	5,245	2,192	7,437	6,424	5,245	8,616	13,861	58	11/14/2011
GrandMarc at Westberry Place	35,697	—	53,935	53,935	1,020	—	54,955	54,955	3,478	12/8/2011
3949	—	3,822	24,448	28,270	8,569	3,822	33,017	36,839	1,202	12/21/2011
The Reserve on Stinson (2)	22,344	2,111	20,609	22,720	800	2,111	21,409	23,520	1,648	1/27/2012
Central Hall I & II	—	—	—	—	25,401	—	25,401	25,401	478	6/1/2012
The Retreat at Oxford	27,100	4,743	—	4,743	31,240	4,743	31,240	35,983	476	6/14/2012
605 West	—	4,794	—	4,794	16,663	4,794	16,663	21,457	—	9/1/2012
The Province	—	4,436	45,173	49,609	53	4,436	45,226	49,662	2,068	9/21/2012
The District on 5th	—	2,601	63,396	65,997	113	2,601	63,509	66,110	3,031	10/4/2012
Campus Village	—	2,650	18,077	20,727	634	2,650	18,711	21,361	1,098	10/19/2012
Champions Court I	—	—	—	—	26,749	—	26,749	26,749	—	11/1/2012
Champions Court II	—	—	—	—	13,561	—	13,561	13,561	—	11/1/2012
The Province at Kent State	—	4,239	40,441	44,680	33	4,239	40,474	44,713	1,681	11/16/2012
The Centre at Overton Park	23,024	3,781	35,232	39,013	559	3,781	35,791	39,572	1,204	12/7/2012
The Suites at Overton Park	24,695	4,384	33,281	37,665	353	4,384	33,634	38,018	1,356	12/7/2012
Haggin Hall I	—	—	—	—	8,614	—	8,614	8,614	—	11/1/2012
Woodland Glen I & II	—	—	—	—	22,933	—	22,933	22,933	—	11/1/2012
The Oaks on the Square - Phase III	235	1,531	—	1,531	4,431	1,531	4,431	5,962	—	2/13/2013
Woodland Glen III, IV & V	—	—	—	—	9,475	—	9,475	9,475	—	5/1/2013
The Cottages on Lindberg	—	1,800	—	1,800	33,964	1,800	33,964	35,764	459	8/28/2013
The Retreat at State College	—	6,251	—	6,251	49,570	6,251	49,570	55,821	581	9/11/2013
The Varsity	32,420	3,300	50,330	53,630	130	3,300	50,460	53,760	—	12/19/2013
Limestone Park I & II	—	—	—	—	177	—	177	177	—	12/31/2013
Totals	$420,390	$123,953	$1,053,058	$1,177,011	$532,886	$126,273	$1,583,580	$1,709,853	$204,181

(1)	The Commons at Knoxville, The Reserve at Columbia, The Reserve at Perkins and Irish Row are cross-collateralized against the $56.5 million outstanding loan discussed in Note 10.

(2)	The Pointe at Penn State, The Reserve on Stinson and College Station at West Lafayette are cross-collateralized against the $67.5 million outstanding loan discussed in Note 10.

(3)	The Reserve on South College, River Pointe and Cape Trails are cross-collateralized against the $22.1 million outstanding loan discussed in Note 10.

(4)
All properties are of garden-style collegiate housing communities except for University Towers which is a traditional residence hall, 2400 Nueces and The Varsity, which are high-rise buildings, The Retreat at Oxford and The Retreat at State College, which are cottage-style communities, and The Oaks on the Square, which will be a mixed-use town center and main street development project located in Storrs, Connecticut.

(5)	Assets have useful lives ranging from 3 to 40 years.

(6)	The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.

(7)	The Commons on Kinnear and The Reserve at Perkins are cross-collateralized against the $16.4 million outstanding loan discussed in Note 10.

(8) The first phase of The Oaks on the Square, which included 253 beds, was completed in August 2012. The second phase, which included 250 beds, was completed in August
2013.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance, beginning of period	$1,395,576	$1,026,503	$855,151
Collegiate housing acquisitions or completed developments	290,881	353,966	192,178
Collegiate housing dispositions	(55,880)	(104,117)	(90,072)
Impairment loss	(5,001)	—	(7,859)
Additions	84,404	120,058	77,474
Disposals	(127)	(834)	(369)
Balance, end of period	$1,709,853	$1,395,576	$1,026,503

The following table reconciles the accumulated depreciation of the Trust’s investment in collegiate housing properties for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance, beginning of period	$175,310	$166,336	$156,358
Depreciation	47,693	35,708	28,568
Disposals	(115)	(771)	(347)
Collegiate housing dispositions	(18,707)	(25,963)	(18,243)
Balance, end of period	$204,181	$175,310	$166,336

When the Trust determines that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. There were no impairment losses in 2012. During 2013 and 2011, management determined that the carrying value of various collegiate housing communities may not be recoverable due to the potential sale of these assets. The fair value of these properties was estimated and management recorded an impairment loss of $5.0 million and $7.9 million, respectively. As the related properties were subsequently sold, the impairment loss is recorded in discontinued operations in the accompanying consolidated statements of operations.

7. Corporate office furniture and other assets

As of December 31, 2013 and 2012, the Trust had corporate office furniture with a historical cost of $5.8 million and $5.0 million, and accumulated depreciation of $2.5 million and $2.0 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Accounts receivable related to pre-development costs	$2,222	$3,464
Receivable for construction loan guarantee (see Note 2)	3,000	3,000
Prepaid expenses	1,244	824
Deferred tax asset	2,143	945
Deferred financing costs	6,192	3,373
Investments in unconsolidated entities	21,175	11,796
Deposit	—	3,000
Insurance proceeds receivable (see Note 16)	—	14,665
Other	8,227	10,106
Total other assets	$44,203	$51,173

8. Investments in unconsolidated entities

As of December 31, 2013 and 2012, the Trust had investments in unconsolidated entities (see Note 2). The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of financial information for the Trust’s unconsolidated joint ventures (in thousands):

Financial Position: As of December 31,	2013	2012
Total assets	$95,380	$42,942
Total liabilities	58,025	25,394
Equity	$37,355	$17,548
Trust’s investment in unconsolidated entities	$21,175	$11,796

Results of Operations: For the years ended December 31,	2013	2012	2011
Revenues	$22,829	$3,847	$9,748
Net loss	(1,824)	(4,013)	(3,951)
Trust’s equity in losses of unconsolidated entities	$(203)	$(363)	$(447)

As of December 31, 2013 and 2012, the Trust had $1.7 million and $1.5 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheets (see Note 2).

In 2012, the Trust invested in a collegiate housing development with GEM Realty Capital to jointly develop and own new off-campus collegiate housing. The Trust is a 50% owner and will manage the community once the development is completed. In

2013, the Trust invested in a second collegiate housing development with GEM Realty Capital to jointly develop and own new off-campus collegiate housing. The Trust is a 50% owner and will manage the community once the development is completed.

Also in 2012, the Trust purchased a 10% interest in Elauwit Networks, a provider of Internet access, high definition video and telephone service, in order to secure reliable and advanced technology services for its owned and third-party managed collegiate housing communities. The Trust accounts for this investment under the equity method.

During the year ended December 31, 2012, the Trust purchased the majority of the assets from the WEDR Stinson Investors V, LLC joint venture for $22.9 million (see Note 4). The Trust recognized $0.1 million as its portion of the loss on the investment as part of equity in losses of unconsolidated entities in the consolidated statement of operations and recorded its share of the proceeds from the sale of $45,000 as a distribution in the accompanying consolidated financial statements.

During the year ended December 31, 2011, the Trust purchased the majority of the assets from the WEDR Riverside Investors V, LLC joint venture for $38.1 million (see Note 4). During the year ended December 31, 2011, the Trust recognized $0.3 million as its portion of the losses on the investments as part of equity in losses of unconsolidated entities in the accompanying consolidated statement of operations and recorded its share of the proceeds from the sales of $0.2 million as distributions in the accompanying consolidated financial statements.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. As of December 31, 2013, the Trust had 3,033,098 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of December 31, 2013 and 2012, unearned compensation related to restricted stock totaled $0.8 million and $1.0 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2013, 2012 and 2011, compensation expense of $0.9 million, $0.9 million and $0.7 million, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of restricted stock. Effective January 1, 2013 and January 1, 2012, the Trust adopted the 2013 Long-Term Incentive Plan (the "2013 LTIP") and the 2012 Long-Term Incentive Plan (the "2012 LTIP"), respectively. The purpose of the 2013 LTIP and 2012 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2013 and 2012, the Trust issued 65,791 and 70,595, respectively, of time vested restricted stock to executives and key employees under the 2013 LTIP and 2012 LTIP. The restricted stock granted under the 2013 LTIP and the 2012 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2013, the Trust granted 122,180 performance vested RSUs to executives and key employees under the 2013 LTIP described above. On January 1, 2012, the Trust granted a total of $1.1 million of performance vesting RSUs that are denominated in cash and will convert to common stock at the end of the performance period to executives and key employees under the 2012 LTIP described above. The number of shares of common stock to be issued will be determined on the date of vesting based on the performance level achieved and the price per share of our common stock. As of December 31, 2013 and 2012, unearned compensation related to RSUs totaled $0.9 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the years ended December 31, 2013, 2012 and 2011, compensation expense of $0.8 million, $0.7 million and $0.5 million, respectively, was recognized in the accompanying consolidated statements of operations, related to the vesting of RSUs. On December 31, 2012, 198,750 of fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2010.

Total stock-based compensation recognized in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $2.0 million and $1.5 million, respectively. Additionally during the years ended December 31, 2013 and 2012, the Trust issued 33,180 and 32,287 shares, respectively, to its independent directors under the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards		Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2010(1)	210,000	$5.62	204,000		$5.17
Granted	138,000	7.77	207,000		6.01
Vested	(59,146)	7.87	—		—
Surrendered	(7,020)	9.58	—		—
Outstanding as of December 31, 2011(1)	281,834	6.63	411,000		5.59
Granted	70,595	10.14	—	(2)	—
Vested	(77,366)	10.18	(140,802)		10.64
Surrendered	(27,969)	10.21	(63,198)		10.64
Outstanding as of December 31, 2012(1)	247,094	7.63	207,000		6.01
Granted	65,791	10.64	183,275		7.65
Vested	(91,020)	10.54	—		—
Surrendered	(37,842)	10.54	—		—
Outstanding as of December 31, 2013(1)	184,023	$8.96	390,275		$6.78

(1)	Represents unvested shares of restricted stock awards as of the date indicated.

(2) On January 1, 2012, the Trust granted a total of $1.1 million of performance vesting RSUs that are denominated in cash and will convert to common stock at the end of the performance period to executives and key employees under the 2012 LTIP.

10. Debt

Revolving credit facility

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement amended and restated the existing revolving credit facility dated September 21, 2011. The previous facility (the “Third Amended Revolver”) was a secured facility with a maximum availability of $175 million and was scheduled to mature on September 21, 2014. The Fourth Amended Revolver is unsecured, has a maximum availability of $375 million and, within the first four years of the agreement, may be expanded to $500 million upon satisfaction of certain conditions.

On October 24, 2013, the Operating Partnership entered into the First Amendment to the Fourth Amended Revolver (as amended, the "Fourth Amended Revolver"). The amendment increased the maximum facility from $375 million to $500 million with an accordion feature to $700 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the facility is January 14, 2018, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Fourth Amended Revolver, as amended, is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of December 31, 2013, our borrowing base availability was $500.0 million, and we had $356.9 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $143.1 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of December 31, 2013, the interest rate applicable to the Fourth Amended Revolver was 1.57%. If amounts are drawn, due to the fact that the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of December 31, 2013, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Mortgage and construction debt

As of December 31, 2013, the Trust had mortgage and construction notes payable consisting of the following, which were secured by the underlying collegiate housing properties or leasehold interests:

Property	Outstanding as of December 31, 2013	Interest Rate		Maturity Date	Amortization
	(in thousands)

Irish Row/The Reserve at Perkins/The Reserve at Columbia/ The Commons at Knoxville(2)	$56,450	6.02%		1/1/2019	30 Year
The Reserve at Athens(2)	7,239	4.96%		1/1/2015	30 Year
The Suites at Overton Park	24,695	4.16%		4/1/2016	30 Year
The Centre at Overton Park	23,024	5.60%		1/1/2017	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve on Stinson(2)	67,543	6.02%		1/1/2016	30 Year
Pointe West	9,594	4.92%		8/1/2014	30 Year
The Commons on Kinnear/The Reserve at Perkins(2)	16,413	5.45%		1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College(2)	22,053	5.67%		1/1/2020	30 Year
The Varsity	32,420	2.42%	(3)	8/1/2015	(1)
The Oaks on the Square - Phase I and II	31,351	2.42%	(3)	10/30/2015	(1)
The Oaks on the Square - Phase III	235	2.11%	(3)	9/11/2017	(1)
Roosevelt Point	32,576	2.44%	(3)	3/20/2015	(1)
The Retreat at Oxford	27,100	1.97%	(3)	6/12/2015	(1)
University Towers	34,000	2.29%	(3)	7/1/2016	30 Year
GrandMarc at Westberry Place	35,697	5.02%	(3)	1/1/2020	30 Year
Total debt / weighted average rate	420,390	4.33%
Unamortized premium	2,291
Total net of unamortized premium	422,681
Less current portion	(13,834)
Total long-term debt, net of current portion	$408,847

(1) Represents construction debt that is interest only through the maturity date. See the footnotes below regarding the applicable extension periods.

(2) Represents loans under the Master Secured Credit Facility as defined below.

(3) Represents variable rate debt.

Master Secured Credit Facility

The Trust has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2013.

During 2013, the Trust prepaid a $14.6 million, five-year note under the Master Secured Credit Facility. The debt had a fixed interest rate of 5.99% and was due to mature on January 1, 2014. Two collegiate housing communities, The Avenue at Southern and Carrollton Crossing, were released from the collateral pool simultaneous with the pay-off. The mortgage debt was repaid with proceeds received from borrowings under the Fourth Amended Revolver and cash on hand.

Mortgage debt

On the maturity date of July 1, 2013, the Trust completed the refinance of the University Towers mortgage debt. The new mortgage debt has a principal balance of $34.0 million and an initial maturity date of July 1, 2016. The loan may be extended for two 12-month periods, after an extension fee of 0.20% on the outstanding principal is paid, and if the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The debt service coverage ratio is calculated quarterly on a trailing 12-month basis and must be no less than 1.25 to 1.00, increasing to 1.30 to 1.00 commencing on September 30, 2016 and thereafter. Loan fees of $0.3 million were paid at closing. As of December 31, 2013, the interest rate applicable to the loan was 2.29%.

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

As of December 31, 2013, the Trust had outstanding variable rate mortgage debt of $35.7 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate per year applicable to the loan is equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan matures on January 1, 2020. As of December 31, 2013, the interest rate applicable to the loan was 5.02%.

During the year ended December 31, 2012, the Trust repaid in full $27.0 million of mortgage debt secured by the collegiate housing community referred to as The Lofts located near the University of Central Florida in Orlando, Florida. The debt had a fixed interest rate of 5.59% and was scheduled to mature in May 2014. The Trust also repaid $10.2 million and $4.1 million on construction loans related to the development of a wholly-owned collegiate housing community near Southern Illinois University (The Reserve at Saluki Pointe-Carbondale). The loans bore interest equal to LIBOR plus 110 and 200 basis point margins, respectively, and were scheduled to mature on June 28, 2012. The mortgage debt and construction loans were repaid with proceeds from the Third Amended Revolver and available cash.

During the year ended December 31, 2012, the Trust repaid in full $34.0 million of mortgage debt secured by the collegiate housing community referred to as Campus Lodge located near the University of Florida in Gainesville, Florida. The debt had a fixed interest rate of 6.97%, an effective interest rate of 5.48% and was scheduled to mature in May 2012. The mortgage debt was repaid with available cash.

Construction loans

In connection with the acquisition of The Varsity serving the University of Michigan (see Note 4) during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of December 31, 2013, the interest rate applicable to the loan was 2.42%. On August 1, 2015, if certain conditions for extension are met, we have the the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $31.4 million on a construction loan related to the development of the first two phases of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase I and II). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.25% margin or LIBOR plus a 2.25% margin and is interest only through October 30, 2015. As of December 31, 2013, the interest rate applicable to the loan was 2.42%. On October 30, 2015, if certain conditions for extension are met, we have the option to extend the loan until October 31, 2016. On October 30, 2016, if certain conditions are met, we have the option to extend the loan until October 31, 2017. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $0.2 million on a construction loan related to the development of the third phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase III). The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 0.95% margin or LIBOR plus a 1.95% margin and is interest only through September 11, 2017. As of December 31, 2013, the interest rate applicable to the loan was 2.1%. On September 11, 2017, if certain conditions for extension are met, we have the option to extend the loan until September 11, 2018. On September 11, 2018, if certain conditions are met, we have the option to extend the loan until September 11, 2019. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $27.1 million on a construction loan related to the development of a jointly owned collegiate housing community near the University of Mississippi (The Retreat at Oxford). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.10% margin or LIBOR plus a 2.10% margin and is interest only through June 12, 2015. As of December 31, 2013, the interest rate applicable to the loan was 1.97%. Once the project is complete and a debt service coverage ratio of not less than 1.30 to 1 is maintained, the interest rate will be reduced to a base rate plus a 0.80% margin or LIBOR plus a 1.80% margin at the option of the Trust. If certain conditions for extension are met, the Trust has the option to extend the loan twice for an additional year. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

As of December 31, 2013, the Trust had borrowed $32.6 million on a construction loan related to the development of a jointly owned collegiate housing community near the Arizona State University - Downtown Phoenix campus (Roosevelt Point). The Trust is the majority owner and managing member of the joint venture and will manage the community when completed. The loan bears interest equal to LIBOR plus a 225 basis point margin and is interest only through March 20, 2015. As of December 31, 2013, the interest rate applicable to the loan was 2.44%. On March 20, 2015, if the debt service ratio is not less than 1.35 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust may extend the loan until March 20, 2016. On March 20, 2016, if the debt service ratio is not less than 1.45 to 1 and an extension fee of 0.25% of the total outstanding principal is paid to the lender, the Trust can extend the loan until March 20, 2017. During the first and second extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

On December 23, 2013, the Trust repaid in full $33.1 million of construction debt secured by the collegiate housing community referred to as East Edge located near the University of Alabama, in Tuscaloosa, Alabama. The construction loan bore interest equal to LIBOR plus a 240 basis point margin and was scheduled to mature on July 1, 2014. The construction loan was repaid with proceeds from the Fourth Amended Revolver and available cash.

On December 23, 2013, the Trust also repaid in full $12.3 million of construction debt secured by the collegiate housing community referred to as Campus West located near Syracuse University, in Syracuse, New York. The construction loan bore interest equal to LIBOR plus a 195 basis point margin and was scheduled to mature on December 7, 2014. The construction loan was repaid with proceeds from the Fourth Amended Revolver and available cash.

On September 27, 2013, the Trust repaid in full $8.4 million of construction debt secured by the collegiate housing community referred to as University Village Apartments on Colvin located near Syracuse University, in Syracuse, New York. The construction loan bore interest equal to LIBOR plus a 110 basis point margin and was scheduled to mature on September 29, 2013. The construction loan was repaid with proceeds from the Fourth Amended Revolver and available cash.

As of December 31, 2012, the Trust had mortgage and construction notes payable consisting of the following which were secured by the underlying collegiate housing properties or leaseholds of:

Property	Outstanding as of at December 31, 2012	Interest Rate		Maturity Date	Amortization
	(in thousands)
University Towers	$25,000	5.99%	(3)	7/1/2013	30 Year
The Avenue at Southern/The Reserve at Columbia/ The Commons at Knoxville/College Grove(2)	57,320	6.02%		1/1/2019	30 Year
The Reserve at Athens(2)	7,366	4.96%		1/1/2015	30 Year
The Reserve at Perkins(2)	14,731	5.99%		1/1/2014	30 Year
The Suites at Overton Park	25,118	4.16%		4/1/2016	30 Year
The Centre at Overton Park	23,333	5.60%		1/1/2017	30 Year
College Station at W. Lafayette/The Pointe at Penn State/The Reserve on Stinson(2)	68,585	6.02%		1/1/2016	30 Year
Pointe West	9,824	4.92%		8/1/2014	30 Year
University Village Apartments on Colvin	8,527	1.31%	(3)	9/29/2013	30 Year
Carrollton Crossing/The Commons on Kinnear(2)	16,676	5.45%		1/1/2017	30 Year
River Pointe/Cape Trails/The Reserve on South College(2)	22,390	5.67%		1/1/2020	30 Year
The Oaks on the Square - Phase I and II	16,435	2.46%	(3)	10/30/2015	(1)
Campus West	11,960	2.16%	(3)	11/30/2014	(1)
East Edge	32,672	2.61%	(3)	6/30/2014	(1)
ASU Phoenix	8,869	2.50%	(3)	3/20/2015	(1)
The Retreat	10,639	2.31%	(3)	7/1/2015	(1)
GrandMarc at Westberry Place	36,333	4.95%	(3)	1/1/2020	30 Year
Total debt /weighted average rate	395,778	4.86%
Unamortized premium	3,068
Total net of unamortized premium	398,846
Less current portion	(37,919)
Total long-term debt, net of current portion	$360,927

(1)	Represents construction debt that is interest only through the maturity date. See the footnotes above regarding the applicable extension periods.

(2)	Represents loans under the Master Secured Credit Facility as defined above.

(3)	Represents variable rate mortgage debt or construction loans.

The following table reconciles the carrying amount of mortgage and construction notes payable as of and for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance, beginning of period	$398,846	$358,504
Additions	122,543	119,607
Repayments of principal	(97,931)	(79,185)
Amortization of premium	(777)	(80)
Balance, end of period	$422,681	$398,846

The scheduled maturities of outstanding mortgage and construction indebtedness as of December 31, 2013 are as follows (in thousands):

Year
2014	$13,834
2015	135,310
2016	125,378
2017	40,050
2018	2,424
Thereafter	103,394
Total	420,390
Debt premium	2,291
Outstanding as of December 31, 2013, net of debt premium	$422,681

As of December 31, 2013, the outstanding mortgage and construction debt had a weighted average interest rate of 4.33% and carried a weighted average term of 2.91 years.

11. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. Discontinued operations are not included in segment reporting as management addresses these items on a corporate level. The following tables represent the Trust’s segment information for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$167,476	$124,087	$91,517
Student housing leasing operations	79,957	59,524	44,892
Net operating income	$87,519	$64,563	$46,625
Total segment assets at end of period (1)	$1,536,699	$1,257,476	$879,199

Development Consulting Services:
Third-party development consulting services	$3,759	$1,018	$5,682
General and administrative	4,027	3,528	2,998
Net operating income (loss)	$(268)	$(2,510)	$2,684
Total segment assets at end of period	$5,187	$5,695	$3,007

Management Services:
Third-party management services	$3,697	$3,446	$3,336
General and administrative	2,450	2,779	2,667
Net operating income	$1,247	$667	$669
Total segment assets at end of period	$10,135	$10,218	$5,399

Reconciliations:
Segment revenue	$174,932	$128,551	$100,535
Operating expense reimbursements	10,214	9,593	8,604
Eliminations / adjustments	(770)	(198)	(1,579)
Total segment revenues	$184,376	$137,946	$107,560

Segment operating expenses	$86,434	$65,831	$50,557
Reimbursable operating expenses	10,214	9,593	8,604
Eliminations / adjustments	—	(44)	(75)
Total segment operating expenses	$96,648	$75,380	$59,086

Segment net operating income	$87,728	$62,566	$48,474
Other unallocated general and administrative expenses	(7,678)	(7,913)	(6,726)
Depreciation and amortization	(48,098)	(33,240)	(23,858)
Ground lease	(7,622)	(6,395)	(5,498)
Nonoperating expenses	(18,837)	(15,322)	(18,647)
Equity in earnings (losses) of unconsolidated entities	(203)	(363)	(447)
Income (loss) before income taxes and discontinued operations	$5,290	$(667)	$(6,702)

Total segment assets, end of period (2)	$1,552,021	$1,273,389	$887,605
Unallocated corporate amounts:
Cash	10,729	8,436	66,469

Notes receivable (see Note 2)	18,125	21,000	18,000
Other receivables	1,456	—	—
Investments in unconsolidated entities (see Note 8)	20,602	11,796	29
Deposit	—	3,000	—
Other assets	4,293	6,017	3,993
Deferred financing costs, net	3,339	1,049	1,713
Total assets, end of period	$1,610,565	$1,324,687	$977,809

(1) The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2013 is primarily related to the purchase of three additional communities and the continued development of fourteen collegiate housing communities for the Trust’s ownership offset by the sale of two collegiate housing communities (see Note 5). The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2012 is primarily related to the purchase of seven additional communities and the continued development of eleven collegiate housing communities for the Trust's ownership offset by the sale of three collegiate housing communities (see Note 5).

(2) Total segment assets include goodwill of $2,149 related to management services and $921 related to development consulting services.

12. Related party transactions

The Trust incurs certain common costs on behalf of Allen & O’Hara, Inc. (“A&O”), which is 100% owned by the chairman of the Board of the Trust. These costs relate to human resources, information technology, legal services and certain management personnel. Prior to January 1, 2012, the Trust allocated the costs to A&O based on time and effort expended. Indirect costs were allocated monthly in an amount that approximates what management believes costs would have been had A&O operated on a stand-alone basis. For the year ended December 31, 2011, the Trust incurred common costs on behalf of A&O in the amount of $0.1 million. For the years ended December 31, 2013 and 2012, the Trust charged fees of $32,000 and $54,000, respectively, for the services provided. Beginning in 2013 and continuing through 2014, these shared services are being phased out. By December 31, 2014, EdR will cease to provide services to A&O’s hotel properties operations.

Prior to December 2012, the Trust engaged A&O to procure furniture, fixtures and equipment from third party vendors for its owned and managed properties and for third-party owners in connection with its development consulting projects. The Trust incurred a service fee in connection with this arrangement and the expense totaled $0.2 million for each of the years ended December 31, 2012 and 2011. Beginning in December 2012, the Trust no longer engaged A&O to perform these services.

13. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual increase to rent expense equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, deferred rent totaled $15.9 million and $10.5 million, respectively.

The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2023. Rental expense under the operating lease agreements totaled $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2014.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2013 are as follows (in thousands):

Year Ending	Advertising	Leases
2014	$245	$59,120
2015	—	12,934
2016	—	10,692
2017	—	8,675
2018	—	8,478
Thereafter	—	576,492

14. Employee savings plan

The Trust’s eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over their first 3 years of employment then immediately vest in the matching contribution from then on. Matching contributions were approximately $0.2 million for each of the years ended December 31, 2013, 2012 and 2011.

15. Accrued expenses

Accrued expenses consist of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Payroll	$3,176	$2,070
Real estate taxes	6,848	5,421
Interest	2,060	1,780
Utilities	1,203	1,111
Ground leases (including straight-line rent)	15,012	9,554
Construction loan guarantee	3,000	3,000
Assets under development	15,034	19,312
Deferred revenue related to insurance proceeds (See Note 16)	5,998	3,860
Other	13,026	9,266
Total accrued expenses	$65,357	$55,374

16. Commitments and contingencies

In April 2013, the Trust entered into a presale agreement with a private developer that obligates the Trust to purchase a newly developed collegiate housing community adjacent to Florida International University for $43.5 million as long as the developer completes the project in time for fall 2014 occupancy.

In July 2012, the Trust's 3949 community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies. Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period. For the years ended December 31, 2013 and 2012, the Trust recognized business interruption proceeds of $1.7 million and $1.2 million, respectively. These amounts are included in collegiate housing leasing revenues in the accompanying consolidated financial statements. Management anticipates that the remaining gain will be recognized during 2014, once all contingencies have been resolved and the amount of the gain is determinable.

The Operating Partnership entered into a letter of credit agreement in conjunction with the closing of the acquisition of a collegiate housing community at the University of Florida. The mortgage debt on this community was repaid on during the year ended December 31, 2012 (see Note 10), and the $1.5 million letter of credit is no longer outstanding.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $24.0 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

The Operating Partnership, along with the joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The partial repayment guaranty is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of December 31, 2013, the joint venture had drawn $13.1 million on the construction loans.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximates fair value. The guarantee fee will not be recognized until the second mortgage loan is repaid. The project will have a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of December 31, 2013 and 2012, $43.2 million and $22.7 million, respectively, had been drawn on the construction loan of which $11.8 million and $6.3 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying consolidated financial statements. During August, 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the project. Similar to the construction loan for the first and second phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2013, $1.3 million had been drawn on the construction loan, of which $1.0 million, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2013 and 2012, the Trust had reimbursable predevelopment costs of $1.6 million and $3.5 million, respectively, which are reflected in other assets in the accompanying consolidated balance sheets.

17. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2013 and 2012 is summarized below (in thousands, except per share data):

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$44,671	$41,038	$43,469	$55,198	$184,376
Operating expenses	37,558	37,344	42,718	42,426	160,046
Nonoperating expenses	4,355	4,141	4,878	5,463	18,837
Equity in losses of unconsolidated entities	(20)	(21)	(61)	(101)	(203)
Income taxes expense/(benefit)	(237)	—	(32)	472	203
Noncontrolling interests	169	(143)	(20)	302	308
Discontinued operations(1)	503	4,157	(326)	(4,790)	(456)
Net income (loss) attributable to Education Realty Trust, Inc.	$3,309	$3,832	$(4,462)	$1,644	$4,323
Net income (loss) per share-basic and diluted	$0.03	$0.03	$(0.04)	$0.02	$0.04

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$33,233	$31,473	$32,041	$41,199	$137,946
Operating expenses	27,568	28,169	34,040	33,151	122,928
Nonoperating expenses	4,438	3,729	3,533	3,622	15,322
Equity in losses of unconsolidated entities(2)	(263)	(38)	(39)	(23)	(363)
Income taxes expense/(benefit)	(75)	(404)	(638)	233	(884)
Noncontrolling interests	226	(80)	(119)	189	216
Discontinued operations(1)	1,075	1,235	5,303	807	8,420
Net income attributable to Education Realty Trust, Inc.	$1,888	$1,256	$489	$4,788	$8,421
Net income per share-basic and diluted	$0.02	$0.01	$—	$0.04	$0.08

(1)
All quarterly information presented above for 2013 and 2012 reflects the classification of the properties sold during 2013 and 2012 in discontinued operations (see Note 5). Discontinued operations for the 4th quarter of 2013 includes an impairment loss of $5,001.

(2)	Equity in losses for the 1st quarter of 2012 includes the Trust’s $88 share of the loss on the sale of assets.

18. Subsequent events

Our Board declared a fourth quarter distribution of $0.11 per share of common stock for the quarter ended on December 31, 2013. The distribution was paid on February 14, 2014 to stockholders of record at the close of business on January 31, 2014.

On January 13, 2014, the Operating Partnership and certain of its subsidiaries (together with the Operating Partnership, the “Borrowers”), each of which is an indirectly owned subsidiary of the Company, entered into the Credit Agreement. The Credit Agreement provides for unsecured term loans in the initial aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loan be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The

Company used proceeds from the Term Loan to repay a portion of the outstanding balance under the Fourth Amended Revolver.

The interest rate per annum on the Tranche A Term Loan is, at the Borrowers’ option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points, depending upon the Company’s leverage. The interest rate per annum on the Tranche B Term Loan is, at the Borrowers’ option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points, depending upon the Company’s leverage.

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Company’s Fourth Amended Revolver. The Company serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement.

In connection with entering into the Credit Agreement, the Company entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans. As of the date of the Credit Agreement, the blended interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the blended interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

On January 31, 2014, the Trust repaid outstanding variable rate mortgage debt of $35.6 million that was secured by the GrandMarc at Westberry collegiate housing community located at Texas Christian University. A prepayment penalty of $0.4 million was incurred as a result of the prepayment. At payoff, the interest rate of the debt was 4.88%. The loan was repaid with proceeds from the Fourth Amended Revolver and available cash.

In February 2014, the Operating Partnership entered into a purchase and sale agreement for the pending sales of The Reserve on West 31st at the University of Kansas and College Station at West Lafayette at Purdue University. These properties are an average of 1.7 miles from their respective campuses and both pending sales are expected to close by the end of the first quarter of 2014. The contracts, for a total of $41.9 million, became binding on February 14, 2014 with nonrefundable deposits. The Trust expects to recognize an impairment loss related to one of these transactions, with an expected gain on sale on the second in the first quarter of 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Trust also has investments in unconsolidated entities which are not under its control. Consequently, the Trust’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2014, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2014, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under EdR’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	257,680	(1)	—	(2)	2,810,068	(3)
Equity compensation plans not approved by security holders	—		—		N/A	(4)
Total	257,680		—		2,810,068

(1)	Represents up to 257,680 shares of common stock subject to outstanding equity awards granted pursuant to our 2013 Long-Term Incentive Plan and 2011 Long-Term Incentive Plan.

(2)	Does not account for the potential 257,680 shares of common stock subject to outstanding restricted stock units granted pursuant to our 2013 Long-Term Incentive Plan and 2011 Long-Term Incentive Plan.

(3)
Includes 223,030 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan and 3,033,098 shares available for issuance under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan.

(4)	Does not include 50,000 shares of restricted common stock which were granted to Randy Churchey on January 12, 2010 pursuant to an inducement award.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2014, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2014, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2014, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)List of Documents Filed.

1.Financial Statements
The financial statements of Education Realty Trust, Inc. are included in Item 8 of this Annual Report on Form 10-K.

The financial statements of University Village-Greensboro, LLC required by Rule 3-09 of Regulation S-X are included as Exhibit 99.1 to this Annual Report on Form 10-K.

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

Education Realty Trust, Inc.
Date: March 3, 2014	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Randy Churchey	March 3, 2014
Randy Churchey President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Randall H. Brown	March 3, 2014
Randall H. Brown Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ J. Drew Koester	March 3, 2014
J. Drew Koester Senior Vice President, Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)

/s/ Paul O. Bower	March 3, 2014
Paul O. Bower Chairman of the Board of Directors

/s/ Monte J. Barrow	March 3, 2014
Monte J. Barrow Director

/s/ William J. Cahill, III	March 3, 2014
William J. Cahill, III Director

/s/ John L. Ford	March 3, 2014
John L. Ford Director

/s/ Howard A. Silver	March 3, 2014
Howard A. Silver Director

/s/ Wendell W. Weakley	March 3, 2014
Wendell W. Weakley Director

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.7(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.) (2)

10.8(1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 2, 2013.)

10.9(1)
Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.) (2)

10.10(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.) (2)

10.11(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

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

10.14(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.15(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust's Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

10.16(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

Exhibit Number	Description
10.17(1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.18(1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 and 2012 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.19(1)
Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.20
Promissory Note, 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP, dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on August 6, 2010.)

10.21
Agreement to Guarantee Loan, entered into as of July 14, 2010, by and between 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on November 5, 2010.)

10.22
Amended and Restated Master Credit Facility Agreement, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)

10.23
Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.24	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.25(1)	Education Realty Trust Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012.)
10.26(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
10.27(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
10.28
Fourth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 15, 2013.)

10.29(1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 10-K, field on March 1, 2013.)
10.30(1)	Education Realty Trust, Inc. Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 1, 2013.)
10.31
First Amendment to Fourth Amended and Restated Credit Agreement, effective October 24, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on October 28, 2013.)

10.32(1)
Executive Employment Agreement between Education Realty Trust and Randall H. Brown, effective as of January 1, 2014.(Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed January 7, 2014.)

10.33(1)
Executive Employment Agreement between Education Realty Trust and J. Drew Koester, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.34(1)
Executive Employment Agreement between Education Realty Trust and Christine Richards, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 7, 2014.)

10.35
Credit Agreement, dated as of January 13, 2014 among Education Realty Operating Partnership, LP and certain of its subsidiaries and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC and Regions Capital Markets, as Joint-Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 17, 2014)

Exhibit Number	Description
10.36
First Amendment to the Credit Agreement, dated as of February 14, 2014 among Education Realty Operating Partnership, LP and certain of its subsidiaries and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC and Regions Capital Markets, as Joint-Bookrunners and Joint Lead Arrangers, filed herewith.

10.37	Second Amendment to Fourth Amended and Restated Credit Agreement dated as of February 14, 2014, filed herewith.
10.38(1)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan, filed herewith.
12	Statement Regarding Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of the Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.2	Consent of Independent Auditors, Dixon Hughes Goodman LLP, filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1
Financial statements of University Village - Greensboro, LLC as of December 31, 2013 (unaudited) and 2012 and for the years ended December 31, 2013 (unaudited), 2012 and 2011(unaudited), filed herewith.

101.	INS XBRL Instance Document*
101.	SCH XBRL Taxonomy Extension Schema Document*
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.	LAB XBRL Taxonomy Extension Label Linkbase Document*
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

(1)	Denotes a management contract or compensatory plan, contract or arrangement.

(2)	Superseded by employment agreement entered into effective as of January 1, 2014.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.