Form 10-K/A
period 2013-12-31
Education Realty Trust, Inc.
filed 2014-04-11
CIK 1302343

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

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 7, 2014.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K (the “Amendment”) of Education Realty Trust, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), which was filed with the Securities and Exchange Commission on March 3, 2014.

The Company is filing this Amendment to its 2013 Annual Report to include an exhibit in accordance with Rule 3-09 of Regulation S-X with the financial statements of University Village- Greensboro, LLC (“UV- Greensboro”), an unconsolidated joint venture affiliate of the Company. Although the consent of the independent auditors was included in the original 2013 Annual Report filing, the financial statements were inadvertently omitted. This Amendment does not affect any other items in the 2013 Annual Report.

This Amendment to the 2013 Annual Report is being filed solely to include the separate financial statements of UV- Greensboro as provided in Exhibit 99.1 attached hereto and the consent from the independent auditor, Dixon Hughes Goodman LLP, filed as Exhibit 23.2. In addition, in connection with the filing of this Amendment to the 2013 Annual Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Item 15 is the only portion of the 2013 Annual Report being supplemented or amended by this Amendment to the 2013 Annual Report. Except as described above, this Amendment to the 2013 Annual Report does not amend, update or change the financial statements or any other items or disclosures contained in the 2013 Annual Report and does not otherwise reflect events occurring after the original filing date of the 2013 Annual Report. Accordingly, this Amendment to the 2013 Annual Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2013 Annual Report.

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements
The financial statements of Education Realty Trust, Inc. are included in Item 8 of the 2013 Annual Report on Form 10-K.

The financial statements of University Village-Greensboro, LLC required by Rule 3-09 of Regulation S-X are included as Exhibit 99.1 to this Amendment.

2.	Financial Statement Schedules
All schedules required are included in the financial statements and notes thereto.

3.	Exhibits
The list of exhibits filed as part of the 2013 Annual Report on Form 10-K and this Amendment is submitted in the Exhibit Index in response to Item 601 of Regulation S-K.

(b)	Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: April 11, 2014	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.7 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall H. Brown, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.) (3)

10.8 (1)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 2, 2013.)

10.9 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.) (3)

10.10 (1)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.) (3)

10.11 (1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

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

10.14 (1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.15 (1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust's Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

10.16 (1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

10.17 (1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
10.18 (1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 and 2012 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.19 (1)
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

10.24	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.25 (1)	Education Realty Trust Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012.)
10.26 (1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
10.27 (1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust's Annual Report on Form 10-K, filed on March 8, 2012).
10.28
Fourth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Education Realty Operating Partnership, LP, and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 15, 2013.)

10.29 (1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 10-K, field on March 1, 2013.)
10.30 (1)	Education Realty Trust, Inc. Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 1, 2013.)
10.31
First Amendment to Fourth Amended and Restated Credit Agreement, effective October 24, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on October 28, 2013.)

10.32 (1)
Executive Employment Agreement between Education Realty Trust and Randall H. Brown, effective as of January 1, 2014.(Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed January 7, 2014.)

10.33 (1)
Executive Employment Agreement between Education Realty Trust and J. Drew Koester, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.34 (1)
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

10.36 (2)
First Amendment to the Credit Agreement, dated as of February 14, 2014 among Education Realty Operating Partnership, LP and certain of its subsidiaries and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC and Regions Capital Markets, as Joint-Bookrunners and Joint Lead Arrangers.

10.37 (2)	Second Amendment to Fourth Amended and Restated Credit Agreement dated as of February 14, 2014.
10.38 (1)(2)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan.
12 (2)	Statement Regarding Computation of Ratios.
21.1 (2)	List of Subsidiaries of the Trust.
23.1 (2)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.2	Consent of Independent Auditors, Dixon Hughes Goodman LLP, filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1
Financial statements of University Village - Greensboro, LLC as of December 31, 2013 (unaudited) and 2012 and for the years ended December 31, 2013 (unaudited), 2012 and 2011(unaudited), filed herewith.

101. (2)	INS XBRL Instance Document*
101. (2)	SCH XBRL Taxonomy Extension Schema Document*
101. (2)	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101. (2)	LAB XBRL Taxonomy Extension Label Linkbase Document*
101. (2)	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101. (2)	DEF XBRL Taxonomy Extension Definition Linkbase Document*

(1)	Denotes a management contract or compensatory plan, contract or arrangement.

(2)	Denotes a document previously filed in the 2013 Annual Report, filed with the SEC on March 3, 2014.

(3)	Superseded by employment agreement entered into effective as of January 1, 2014.

*
Attached as Exhibit 101 to the 2013 Annual Report are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.