Form 10-Q
period 2014-03-31
Education Realty Trust, Inc.
filed 2014-05-07
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 5, 2014 the Registrant had 115,020,694 shares of common stock outstanding, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2014

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of March 31, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Income of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2014 and 2013	2

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2014 and 2013	4

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the three months ended March 31, 2014 and 2013	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4. Controls and Procedures.	41

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	41

Item 1A. Risk Factors.	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 3. Defaults Upon Senior Securities.	42

Item 4. Mine Safety Disclosures.	43

Item 5. Other Information.	43

Item 6. Exhibits.	43

Signatures	44

Part I - Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Collegiate housing properties, net	$1,345,860	$1,388,885
Assets under development	168,182	116,787
Corporate office furniture, net	3,308	3,249
Cash and cash equivalents	8,969	22,073
Restricted cash	29,161	12,253
Student contracts receivable, net	561	807
Receivable from managed third parties	394	361
Notes receivable	18,250	18,125
Goodwill and other intangibles, net	3,639	3,822
Other assets	51,638	44,203
Total assets	$1,629,962	$1,610,565

Liabilities:
Mortgage and construction loans, net of unamortized premium	$389,735	$422,681
Unsecured revolving credit facility	219,900	356,900
Unsecured term loan	187,500	—
Accounts payable	6,754	2,289
Accrued expenses	66,446	65,357
Deferred revenue	22,249	23,498
Total liabilities	892,584	870,725

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	10,035	9,871

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 114,877,873 and 114,740,155 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,149	1,148
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	800,633	813,540
Accumulated deficit	(76,898)	(88,964)
Accumulated other comprehensive loss	(1,363)	—
Total Education Realty Trust, Inc. stockholders’ equity	723,521	725,724
Noncontrolling interests	3,822	4,245
Total equity	727,343	729,969
Total liabilities and equity	$1,629,962	$1,610,565

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenues:
Collegiate housing leasing revenue	$50,711	$39,453
Third-party development consulting services	802	391
Third-party management services	1,018	969
Operating expense reimbursements	2,014	3,858
Total revenues	54,545	44,671
Operating expenses:
Collegiate housing leasing operations	22,168	17,719
Development and management services	2,341	1,771
General and administrative	2,118	2,023
Depreciation and amortization	13,783	10,599
Ground lease expense	1,899	1,588
Impairment loss on collegiate housing property	1,910	—
Reimbursable operating expenses	2,014	3,858
Total operating expenses	46,233	37,558

Operating income	8,312	7,113

Nonoperating expenses:
Interest expense	5,601	4,054
Amortization of deferred financing costs	503	420
Loss on extinguishment of debt	649	—
Interest income	(70)	(119)
Total nonoperating expenses	6,683	4,355
Income before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing communities	1,629	2,758
Equity in losses of unconsolidated entities	(22)	(20)
Income before income taxes, discontinued operations and gain on sale of collegiate housing communities	1,607	2,738
Income tax expense (benefit)	45	(237)
Income from continuing operations	1,562	2,975
Income from operations of discontinued operations	—	503
Income before gain on sale of collegiate housing communities	1,562	3,478
Gain on sale of collegiate housing communities	10,902	—
Net income	12,464	3,478
Less: Net income attributable to the noncontrolling interests	398	169
Net income attributable to Education Realty Trust, Inc.	$12,066	$3,309

Income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
	$0.10	$0.03
Discontinued operations	—	—
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.10	$0.03
Distributions per share of common stock	$0.11	$0.10

Weighted average common shares outstanding – basic	115,014	113,635
Weighted average common shares outstanding – diluted	116,052	114,673

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of noncontrolling interests	$12,066	$2,810
Income from discontinued operations, net of noncontrolling interests	—	499
Net income attributable to Education Realty Trust, Inc.	$12,066	$3,309

Comprehensive income:
Net income	$12,464	$3,478
Other comprehensive loss:
Loss on cash flow hedging derivatives	(1,363)	—
Comprehensive income	11,101	3,478
Less: comprehensive income attributable to the noncontrolling interests	398	169
Comprehensive income attributable to Education Realty Trust, Inc.	$10,703	$3,309

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$—	$5,088	$762,810
Proceeds from issuances of common stock, net of offering costs	710,000	8	7,478	—	—	—	7,486
Amortization of restricted stock	(9,538)	—	80	—	—	—	80
Cash dividends	—	—	(11,348)	—	—	—	(11,348)
Contributions from noncontrolling interests	—	—	—	—	—	65	65
Comprehensive income (loss)	—	—	—	3,309	—	(1)	3,308
Balance, March 31, 2013	113,762,914	$1,139	$846,088	$(89,978)	$—	$5,152	$762,401

Balance, December 31, 2013	114,740,155	$1,148	$813,540	$(88,964)	$—	$4,245	$729,969
Common stock offering costs	—	—	(14)	—	—	—	(14)
Amortization of restricted stock	137,718	1	(241)	—	—	—	(240)
Cash dividends	—	—	(12,652)	—	—	(525)	(13,177)
Comprehensive income (loss)	—	—	—	12,066	(1,363)	102	10,805
Balance, March 31, 2014	114,877,873	$1,149	$800,633	$(76,898)	$(1,363)	$3,822	$727,343

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Operating activities:
Net income	$12,464	$3,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,783	10,599
Depreciation included in discontinued operations	—	529
Loss on disposal of assets	—	12
Gain on sale of collegiate housing communities	(10,902)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,212	1,093
Impairment loss of collegiate housing properties	1,910	—
Loss on extinguishment of debt	649	—
Amortization of deferred financing costs	503	420
Amortization of unamortized debt premiums	(193)	(190)
Distributions of earnings from unconsolidated entities	12	37
Noncash compensation expense related to stock-based incentive awards	616	552
Equity in losses of unconsolidated entities	22	20
Change in operating assets and liabilities (net of acquisitions)	(2,893)	3,309
Net cash provided by operating activities	17,183	19,859

Investing activities:
Purchase of corporate furniture and fixtures	(219)	(106)
Restricted cash	(16,908)	(621)
Insurance proceeds received on property losses	1,428	10,459
Investment in collegiate housing properties	(2,905)	(2,072)
Proceeds from sale of collegiate housing properties	40,007	—
Notes receivable	(125)	—
Earnest money deposits	(110)	(125)
Investment in assets under development	(51,295)	(62,032)
Investments in unconsolidated entities	(1,919)	(1,351)
Net cash used in investing activities	(32,046)	(55,848)

Financing activities:
Payment of mortgage and construction notes	(36,682)	(1,180)
Borrowings under mortgage and construction loans	3,929	23,170
Debt issuance costs	(1,540)	(2,199)
Borrowings under unsecured term loan facility	187,500	—
Debt extinguishment costs	(356)	—
Borrowings on line of credit	64,000	22,633
Repayments of line of credit	(201,000)	(5,000)
Proceeds from issuance of common stock	—	7,584
Payment of offering costs	(14)	(98)
Return of equity to noncontrolling interests	(542)	—
Dividends and distributions paid to common and restricted stockholders	(12,652)	(11,348)
Dividends and distributions paid to noncontrolling interests	(115)	(104)
Payments of tax withholding related to stock awards	(769)	—
Net cash provided by financing activities	1,759	33,458
Net decrease in cash and cash equivalents	(13,104)	(2,531)
Cash and cash equivalents, beginning of period	22,073	17,039
Cash and cash equivalents, end of period	$8,969	$14,508

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Supplemental disclosure of cash flow information:
Interest paid	$6,477	$5,310
Income taxes paid	$—	$150

Supplemental disclosure of noncash activities:
Stock-based compensation	$616	$552
Capital expenditures in accounts payable and accrued expenses related to developments	$15.525	$13.785
Change in fair value of derivative instruments	$1,363	$—

See accompanying notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and description of business

Education Realty Trust, Inc. (the “Trust”) operates primarily through a majority-owned Delaware limited partnership, Education Realty Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership owns, directly or indirectly, interests in collegiate housing communities located near major universities in the United States.

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying condensed consolidated financial statements of the Trust represent the assets and liabilities and operating results of the Trust and subsidiaries in which the Trust owns a controlling financial interest. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust's financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust's consolidated financial statements and related notes included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on March 3, 2014, and subsequently amended on April 11, 2014.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing the condensed consolidated balance sheets and statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of March 31, 2014, the Trust had $6.2 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements. As of March 31, 2014, restricted cash also includes $17.7 million in escrow related to the staggered substitution of a secured property under the Master Secured Credit Facility (see Note 4).

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 3), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter and has borrowed $0.3 million as of March 31, 2014. The loan is secured by CPA's interest in the joint venture.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) will earn a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. The construction loan has an initial maturity date of September 16, 2014. with the ability to extend the maturity date to September 16, 2015, provided certain conditions for extension are met. The second mortgage has a maturity date of July 31, 2040. As of March 31, 2014 and December 31, 2013, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to March 31, 2014, the Trust would have recognized development services revenue net of costs of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income of $6.0 million since the commencement of the project.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. Acquisition costs are expensed as incurred and are included in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three months ended March 31, 2014, the Trust recorded a $1.9 million impairment loss on a property that was sold during the quarter.

When a collegiate housing community meets the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that were sold or classified as held for sale were recorded as part of discontinued operations. During the three months ended March 31, 2013, five properties were classified as discontinued operations in the accompanying condensed consolidated statements of comprehensive income. All five of these properties were sold by December 31, 2013 (see Note 8). Effective January 1, 2014, the Trust adopted the new guidance related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in the Trust's business will qualify for treatment as discontinued operations. The two property dispositions during the three months ended March 31, 2014 did not qualify for treatment as discontinued operations, and as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of comprehensive income.

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statements of changes in equity.

On May 22, 2012, the Trust entered into two equity distribution agreements pursuant to which the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust did not sell any shares under the distribution agreements during the three months ended March 31, 2014.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the three months ended March 31, 2014, total compensation expense relating to the ESPP was $10.0 thousand, which is recorded in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income. There was no compensation expense recorded for the three months ended March 31, 2013.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as either an offset or increase to interest expense using the effective interest method. As of March 31, 2014 and December 31, 2013, the Trust had net unamortized debt premiums of $2.1 million and $2.3 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of March 31, 2014, open tax years generally included tax years for 2010, 2011, 2012 and 2013. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of March 31, 2014 and December 31, 2013, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of March 31, 2014, the Trust had entered into three joint venture agreements to develop, own and manage properties near Arizona State University - Downtown Phoenix (Roosevelt Point), The University of Mississippi (The Retreat at Oxford) and Duke University (605 West). The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for the joint ventures using the consolidation method of accounting. Our joint venture partners' investments in 605 West met the requirements to be classified outside of permanent equity, and is therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income due to the partner's ability to put their ownership interests to the Trust as stipulated in the operating agreements. Our joint venture partners’ investments in the Arizona State University - Downtown Phoenix joint venture and The University of Mississippi joint venture are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income. On September 10, 2013, the Trust purchased our joint venture partner's 10% interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million (see Note 7).

The units of limited partnership interest of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income. The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2014, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.

The following table sets forth the activity with the redeemable noncontrolling interests for the three months ended March 31, 2014 (in thousands):

Beginning balance – redeemable noncontrolling interests	$9,871
Net income attributable to redeemable noncontrolling interests	296
Distributions attributable to redeemable noncontrolling interests	(132)
Ending balance – redeemable noncontrolling interests	$10,035

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to common stock by weighted average shares of common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented.

The following table reconciles the basic and diluted weighted average shares for the three months ended March 31, 2014 and 2013:

	2014	2013
Basic weighted average shares of common stock outstanding	115,014,298	113,635,485
Operating Partnership Units	830,343	830,342
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	116,051,898	114,673,084

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through March 31, 2014. The carrying value of goodwill was $3.1 million as of March 31, 2014 and December 31, 2013, of which $2.1 million was recorded related to the management services segment and $0.9 million was recorded related to the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.9 million and $0.8 million as of March 31, 2014 and December 31, 2013, respectively.

Investment in unconsolidated entities

The Trust accounts for its investments in unconsolidated joint ventures using the equity method whereby the costs of an investment are adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying condensed consolidated balance sheets (see Note 3).

Comprehensive income

The Trust follows the authoritative guidance issued by the FASB relating to the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income includes net income and other comprehensive loss related to the change in fair value of the interest rate swaps (see Note 10).

Stock-based compensation

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety. The 2011 Plan is described more fully in Note 9. The Trust recognizes compensation costs related to share-based payments in the accompanying condensed consolidated financial statements in accordance with authoritative guidance.

Derivative instruments and hedging activities

The Trust records all derivative financial instruments on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Trust discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated, or exercised; it is no longer probable that the forecasted transaction will occur; or management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Trust will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Trust uses interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Note 10). These instruments are designated as cash flow hedges and the interest differential to be paid or received is recorded as interest expense.

Recent accounting pronouncements

In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Trust adopted ASU 2014-08 as of January 1, 2014.

In February 2013, the FASB updated the guidance related to Liabilities to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The updated guidance requires the entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2013. The adoption did not have a material impact on the Trust's condensed consolidated financial statements.

3. Investments in unconsolidated entities

During the three months ended March 31, 2014, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method:

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

During the three months ended March 31, 2013, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method:

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

Results of Operations: For the three months ended March 31, (in thousands)	2014	2013
Revenues	$5,012	$948
Net loss	(1,025)	(79)
Trust's equity in losses of unconsolidated entities	$(22)	$(20)

As of March 31, 2014 and December 31, 2013, the Trust had $23.1 million and $21.2 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, the Trust had $1.8 million and $1.7 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets.

4. Debt

Revolving credit facility

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement and, on October 24, 2013, entered into the First Amendment to the agreement which increased the maximum facility from $375.0 million to $500.0 million (as amended, the "Fourth Amended Revolver"). The Fourth Amended Revolver also has an accordion feature to $700.0 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the Fourth Amended Revolver is January 14, 2018, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2014, the borrowing base availability was $343.1 million, and the Operating Partnership had $219.9 million outstanding under the Fourth Amended Revolver; thus, the remaining borrowing base availability was $123.2 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of

March 31, 2014, the interest rate applicable to the Fourth Amended Revolver was 1.56%. If amounts are drawn, due to the fact that the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of March 31, 2014, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership and certain of its subsidiaries (together with the Operating Partnership, the “Borrowers”), each of which is an indirectly owned subsidiary of the Trust, entered into a credit agreement (the "Credit Agreement"), which provides for unsecured term loans in the initial aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche B Term Loan matures on January 13, 2021 and the Tranche A Term Loan matures on January 13, 2019. The Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The Trust used proceeds from the Term Loan to repay a portion of the outstanding balance under the Fourth Amended Revolver.

The interest rate per annum on the Tranche A Term Loan is, at the Borrowers’ option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Borrowers’ option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage.

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Trust’s Fourth Amended Revolver. The Trust serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement. As of March 31, 2014, the Trust was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Trust entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of March 31, 2014, the effective interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the effective interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

Mortgage and construction debt

Master Secured Credit Facility

The Trust has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions, and all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of March 31, 2014. As of March 31, 2014 and December 31, 2013, the Trust had $169.0 million and $169.7 million, respectively, of mortgage loans outstanding under the Master Secured Credit Facility bearing interest at a weighted average fixed interest rate of 5.87%.

Mortgage debt

As of March 31, 2014, the Trust had outstanding mortgage indebtedness of $91.0 million (excluding an unamortized debt premium of $2.1 million). Of the total mortgage debt outstanding at March 31, 2014, $57.0 million relates to mortgage debt bearing interest at fixed rates ranging from 4.2% to 5.6% and $34.0 million relates to mortgage debt bearing interest at variable rates at a weighted average interest rate of 2.29%. The mortgage debt outstanding is secured by underlying collegiate housing properties.

During the three months ended March 31, 2014, the Trust repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the 2011 acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan was scheduled to mature on January 1, 2020.

Construction loans

As of March 31, 2014, the Trust had construction loans outstanding of $95.2 million related to the following collegiate housing developments: The Oaks on the Square (Phase I & II and Phase III) serving the University of Connecticut, The Retreat serving the University of Mississippi, and Roosevelt Point serving Arizona State University - Downtown Phoenix Campus. Interest on these construction loans is at variable rates at a weighted average interest rate of 2.28%.

In connection with the acquisition of The Varsity serving the University of Michigan during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of March 31, 2014, the interest rate applicable to the loan was 2.40%. On August 1, 2015, if certain conditions for extension are met, the Trust has the the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness as of March 31, 2014 are as follows (in thousands):

Fiscal Year Ending December 31,
2014	$12,214
2015	135,769
2016	124,667
2017	42,095
2018	1,629
Thereafter	71,263
Total	387,637
Debt premium	2,098
Outstanding as of March 31, 2014, net of debt premium	$389,735

As of March 31, 2014, the outstanding mortgage and construction debt had a weighted average interest rate of 4.24% and carried a weighted average term of 2.38 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, gains (losses) on sale of collegiate housing properties, income taxes, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. The following tables represent the Trust’s segment information for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$50,711	$39,453
Student housing leasing operating expenses	22,168	17,719
Net operating income	$28,543	$21,734
Total segment assets at end of period (1)	$1,543,850	$1,292,499

	Three Months Ended March 31,
	2014	2013
Development Consulting Services:
Third-party development consulting services revenue	$802	$391
General and administrative expenses	666	414
Net operating income (loss)	$136	$(23)
Total segment assets at end of period	$6,055	$6,004

Management Services:
Third-party management services revenue	$1,018	$969
General and administrative expenses	667	644
Net operating income	$351	$325
Total segment assets at end of period	$10,660	$10,978

Reconciliations:
Segment revenue	$52,531	$40,813
Operating expense reimbursements	2,014	3,858
Total segment revenues	$54,545	$44,671

Segment operating expenses	$23,501	$18,777
Reimbursable operating expenses	2,014	3,858
Total segment operating expenses	$25,515	$22,635

Segment net operating income	$29,030	$22,036
Other unallocated general and administrative expenses	(3,126)	(2,736)
Depreciation and amortization	(13,783)	(10,599)
Ground lease	(1,899)	(1,588)
Impairment loss of collegiate housing property	(1,910)	—
Nonoperating expenses	(6,683)	(4,355)
Equity in losses of unconsolidated entities	(22)	(20)
Income before income taxes, discontinued operations and gain on sale of collegiate housing communities	$1,607	$2,738

Total segment assets, end of period (2)	$1,560,565	$1,309,481
Unallocated corporate amounts:
Cash	145	3,903
Notes receivable (see Note 2)	18,250	21,000
Other receivables	1,292	32
Investments in unconsolidated entities (see Note 3)	22,521	12,575
Deposit	—	3,000
Other assets	22,720	3,912
Deferred financing costs, net	4,469	3,025
Total assets, end of period	$1,629,962	$1,356,928

(1) The increase in segment assets related to collegiate housing leasing is primarily related to the opening of five new properties in 2013 and continued development of eleven communities for ownership by the Trust.

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

In July 2012, the collegiate housing community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies. Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period. For the three months ended March 31, 2014 and 2013, the Trust recognized business interruption proceeds of $0.1 million and $0.6 million, respectively. These amounts are included in collegiate housing leasing revenues in the accompanying condensed consolidated statements of comprehensive income. Management anticipates that the remaining gain will be recognized during 2014, once all contingencies have been resolved and the amount of the gain is determinable.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $23.9 million, held by one unconsolidated joint venture. The loan is scheduled to mature on July 1, 2020. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

The Operating Partnership, along with the joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is December 31, 2015, with an option to extend the maturity date to December 31, 2016, provided certain conditions for extension are met. On December 31, 2016, the joint venture has the ability to further extend the maturity date to December 31, 2017, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of March 31, 2014 and December 31, 2013, the joint venture had drawn $34.0 million and $13.1 million, respectively, in the construction loans.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximates fair value. The guarantee fee will not be recognized until the second mortgage loan is repaid. The construction loan has an initial maturity date of September 16, 2014, with the ability to extend the maturity date to September 16, 2015, provided certain conditions for extension are met. The project has a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of March 31, 2014 and December 31, 2013, $44.4 million and $43.2 million, respectively, had been drawn on the construction loan of which $12.1 million and $11.8 million, respectively, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements. On April 1, 2014, the construction loan on the project was repaid in full (see Note 12). During August 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the project. Similar to the construction loan for the first and second phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2014 and December 31, 2013, $5.1 million and $1.3 million had been drawn on the construction loan, of which $2.1 million and $1.0 million, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of March 31, 2014 and December 31, 2013, the Trust had reimbursable predevelopment costs of $1.7 million and $1.6 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

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

Combined acquisition costs for these purchases were $0.4 million. The Trust funded these acquisitions with assumed debt of $32.4 million and proceeds from draws on the Company's Fourth Amended Revolver. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Cottages on Lindberg	The Retreat at State College	The Varsity	Total
Collegiate housing properties	$35,704	$55,812	$53,630	$145,146
Other assets	347	442	481	1,270
Current liabilities	(689)	(405)	(449)	(1,543)
Mortgage debt	—	—	(32,420)	(32,420)
Total net assets acquired	$35,362	$55,849	$21,242	$112,453

The difference between the collegiate housing community acquisition contract prices of $146.1 million and the total net assets acquired of $112.5 million is $1.2 million of net assets purchased or liabilities assumed and $32.4 million of assumed debt (see Note 4) in addition to fixed assets.

The unaudited pro forma revenue and net income had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net income	Net income attributable to common stockholders per share - basic and diluted
	(in thousands)
2013 supplemental pro forma for 1/1/13 – 3/31/13(1)	$47,576	$3,416	$0.03

(1)
As The Retreat at State College and The Varsity opened for the 2013/2014 lease year, the supplemental pro forma revenue and net income for the period January 1, 2013 - March 31, 2013 only includes The Cottages on Lindberg.

As the collegiate housing communities acquired in 2013 were acquired subsequent to March 31, 2013, there were no actual revenue or net income (loss) recognized in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2013.

In September 2013, the Trust purchased our joint venture partner's 10% non-controlling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash. The Trust now owns 100% of the community. The Trust funded this acquisition with a combination of borrowings under the Fourth Amended Revolver and existing cash on hand.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing community near Duke University. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of March 31, 2014, the Trust and Javelin 19 had incurred $31.3 million in costs for the project. During the three months ended March 31, 2014 and 2013, the Trust capitalized interest costs of $0.2 million and $0.1 million, respectively, and internal development project costs of approximately $47.5 thousand and $16.9 thousand, respectively, related to the development. The community is expected to open in the summer of 2014. For a period of five years from the date on which the property receives its initial certificate of occupancy, Javelin 19 has the right to require the Trust to purchase Javelin 19’s 10% interest in the partnership at a price to be determined.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of March 31, 2014, the Trust had incurred $115.1 million in costs for the 2014, 2015, and 2016 deliveries. Phase I opened in August 2013. Phase II is expected to open in the summer of 2014, Phase II-B is expected to open in the summer of 2015, and the 2016 deliveries are expected to open in the summer of 2016. During the three months ended March 31, 2014 and 2013, the Trust capitalized interest costs of $0.7 million and $0.2 million, respectively, and internal development costs of $0.1 million and $0.1 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder (The Lotus). The Trust is developing additional housing on the existing land, which is expected to open in the summer of 2014. As of March 31, 2014, the Trust had incurred $12.3 million in project costs. During the three months ended March 31, 2014 and 2013, the Trust capitalized interest costs of $66.2 thousand and $9.5 thousand, respectively, and internal development project costs of $41.4 thousand and $14.1 thousand, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing communities in these first two phases and both phases include commercial and residential offerings.
The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into an additional agreement to develop the third phase of the project. As of March 31, 2014, the Trust had incurred $9.1 million in project costs for the third phase. During the three months ended March 31, 2014, the Trust capitalized interest costs of $26.3 thousand and capitalized internal development project costs of approximately $27.4 thousand. The third phase is scheduled to be completed in the summer of 2014.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

8. Disposition of real estate investments and discontinued operations

In March 2014, the Trust sold The Reserve on West 31st collegiate housing community located in Lawrence, Kansas for a sales price of $14.0 million and College Station at West Lafayette collegiate housing community located in West Lafayette, Indiana for a sales price of $27.9 million, subject to customary closing adjustments.

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

As discussed in Note 2, the Trust early adopted the accounting guidance related to the presentation of discontinued operations as of January 1, 2014. The two property dispositions in 2014 discussed above and any subsequent one-off dispositions are not expected to qualify for treatment as discontinued operations unless the dispositions qualify as a strategic shift pursuant to ASU 2014-08. The historical operations of The Reserve on West 31st and College Station are presented in continuing operations for all periods presented as the adoption of the guidance is on a prospective basis. Accordingly, the results of operations of the two property dispositions during 2013 are included in discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2013. The Trust ceased depreciation on the properties when they met the held for sale criteria.

The following table summarizes the income from discontinued operations, net of noncontrolling interests, for the three months ended March 31, 2013 (in thousands):

Collegiate housing leasing revenue	$1,951
Collegiate housing leasing operating expenses	(919)
Depreciation and amortization	(529)
Noncontrolling interests	(4)
Income from discontinued operations attributable to Education Realty Trust, Inc.	$499

9. Incentive plans

On May 4, 2011, the stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. As of March 31, 2014, the Trust had 2,497,955 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of March 31, 2014 and December 31, 2013, unearned compensation related to restricted stock totaled $1.3 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2014 and 2013, compensation expense of $0.2 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of comprehensive income, related to the vesting of restricted stock. Effective January 1, 2014 and January 1, 2013, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP") and the 2013 Long-Term Incentive Plan (the "2013 LTIP"), respectively. The purpose of the 2014 LTIP and 2013 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014 and 2013, the Trust issued 74,233 and 65,791, respectively, of time vested restricted stock to executives and key employees under the 2014 LTIP and 2013 LTIP. The restricted stock granted under the 2014 LTIP and the 2013 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2014, the Trust granted 306,914 performance vested RSUs to executives and key employees under the 2014 LTIP described above. On January 1, 2013, the Trust granted a total of 122,180 of performance vested RSUs to executives and key employees under the 2013 LTIP described above. As of March 31, 2014 and December 31, 2013, unearned compensation related to RSUs totaled $2.5 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the three months ended March 31, 2014 and 2013, compensation expense of $0.3 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of comprehensive income, related to the vesting of RSUs. On January 1, 2014, 203,250 of fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2011.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.6 million, respectively.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2014 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2013	184,023	(1)	$8.96	390,270	$6.78
Granted	74,233		8.82	306,914	6.40
Vested	(100,622)		8.85	(203,250)	8.82
Surrendered	(27,193)		8.85	(59,896)	8.82
Outstanding as of March 31, 2014	130,441	(1)	$9.18	434,038	$6.46

(1)	Represents unvested shares of restricted stock awards as of the date indicated.

10. Derivatives and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

The Trust’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2014, the Trust had six outstanding interest rate swaps with a combined notional of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, the Trust estimates that an additional $3.6 million will be reclassified to earnings as an increase to interest expense. As of March 31, 2014, the fair value of the derivatives of $1.4 million was included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following table shows the effect of the derivative instruments on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(1,363)	Interest expense	$—

The above contracts are subject to enforceable master netting arrangements that provide a right of offset with each counterparty; however, no offsetting positions exist due to certain duplicate terms across all contracts. Therefore, the derivatives are not subject to offset in the condensed consolidated balance sheets.

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision where if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its derivative obligations. In addition, the Trust has agreements with each of its derivative counterparties that contain a provision where the Trust could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Trust's default on the indebtedness.

As of March 31, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $1.7 million. As of March 31, 2014, the Trust has not posted any collateral related to these agreements. If the Trust had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $1.4 million.

11. Fair Value of Financial Instruments

The Trust follows the guidance contained in FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"). Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing unrelated parties, other than in a forced liquidation or sale. The guidance establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. The fair values of these assets are determined using discounted cash flow models, market appraisals if available, and other market participant data. Non-financial assets impaired during the three months ended March 31, 2014 were disposed of during the quarter they were written down to estimated fair value.

Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2013. The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Derivative financial instruments (liability position)	$1,363	$—	$1,363	$—
Deferred compensation plan assets	433	433	$—	$—

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses. The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,250	$—	$19,128	$—
Unsecured revolving credit facility	219,900	—	219,900	—
Unsecured term loan facility	187,500	—	169,184	—
Variable rate mortgage and construction loans	161,611	—	161,611	—
Fixed rate mortgage and construction loans	226,026	—	240,065	—

	December 31, 2013
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,125	$—	$19,330	$—
Unsecured revolving credit facility	356,900	—	356,900	—
Variable rate mortgage and construction loans	193,381	—	193,381	—
Fixed rate mortgage and construction loans	227,009	—	239,162	—

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

12. Subsequent events

Our Board declared a quarterly distribution of $0.11 per share of common stock for the three months ended March 31, 2014. The distribution will be paid on May 15, 2014 to stockholders of record at the close of business on April 30, 2014.

On April 1, 2014, the Trust repaid in full the $32.3 million construction loan on The Oaks on the Square (Phase I and II). At payoff, the interest rate of the debt was 2.41%. The loan was repaid with a combination of proceeds from the Fourth Amended Revolver and available cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as risks, uncertainties and other factors discussed in this Report and other documents filed by us with the SEC. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, gains (losses) on sale of collegiate housing properties, income taxes, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying condensed consolidated financial statements.

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.5% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the three months ended March 31, 2014. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

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

Development consulting services

For the three months ended March 31, 2014, revenue from our development consulting services represented approximately 1.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2014, revenue from our management services segment represented approximately 1.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, the Trust and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. In the markets we serve, we are projecting a 2.2% increase in supply in 2014, which is consistent with the level of new supply added in 2013. For 2015, the increase in new supply is expected to slow 9% with new supply equal to 1.8% of enrollment. This growth in student housing beds is slightly outpacing enrollment growth in those markets where the three-year compounded annual growth rate in enrollment is 1.4%. Although these statistics in themselves are not favorable, we believe that it does not reflect the pent-up demand that exists at campuses for new, purpose-built student housing product, where students are moving out of old, outdated housing and into the newer communities with more amenities, as evidenced by the 5% growth in same-community revenue we achieved in our last leasing cycle for the 2013-2014 academic year and our strong start to preleasing for the 2014-2015 academic year, as well as other market data. As a result, we believe that the growth characteristics of our portfolio, which has produced a compounded annual growth rate of 4.3% over the last four years, has not changed significantly.
We define our same-community portfolio as properties that were owned and operating for the full three months ended March 31, 2014 and 2013 and are not conducting or planning to conduct substantial development or redevelopment activities and are not classified as discontinued operations or have not been sold. The collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013. This property is the only community excluded from same-community as a result of redevelopment activities. Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the three months ended March 31, 2014, same-community revenue per occupied bed increased to $630 and same-community physical occupancy increased to 93.3%, compared to same-community revenue per occupied bed of $614 and same-community physical occupancy of 92.9% for the three months ended March 31, 2013. The results represent averages for the Trust’s same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to university local and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize our exposure and reverse any negative trends.

The same-community portfolio opened the 2013/2014 lease term with a 5.0% increase in rental revenue. Opening occupancy was up 300 basis points to 94.1% and net rental rates were 2.0% above the prior lease term. New communities opened the 2013/2014 with an average occupancy of 95.1%, with four out of five of the 2013 development communities opening at or above 100% occupancy.

As of April 21, 2014, same-community preleasing for the 2014/2015 lease term was 300 basis points ahead of the same period in the prior year in occupancy, with 67.6% of beds preleased for the fall. Net rental rates for the 2014/2015 lease term are projected to be 200 basis points ahead of the prior lease term. Based on current leasing velocity shown above and individual market conditions, we are projecting fall revenue to be up 3% to 4%, including a 1% to 2% increase in occupancy and an approximate 2% growth in net rental rates.

Development consulting services

For the three months ended March 31, 2014 and 2013, third-party development fee revenue was $0.8 million and $0.4 million, respectively. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.5 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Clarion University of Pennsylvania, West Chester University of Pennsylvania and Wichita State University. The aggregate project cost of these three projects is estimated to be approximately $171.8 million. Although volume has returned to the market, we do not expect our future run rate of third-party development fees to return to the levels achieved in 2009.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have similar programs and to date the Trust has ten ONE PlanSM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky ("UK"), to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years, which we refer to as the UK Campus Housing Revitalization Plan. Construction on Phase I of the UK Campus Housing Revitalization Plan, a 601-bed community called Central Hall I & II opened in August 2013 with all beds leased. Construction of Phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, is well underway for a summer 2014 opening. In May 2013, the Capital Projects and Bond Oversight Committee of the Kentucky Legislature provided the final required approval to proceed with Phase II-B, the next phase of the UK Campus Housing Revitalization Plan. With a total project cost of $101.2 million, this phase of the project is expected to be delivered in 2015 and will include 1,610 beds in three buildings. The UK Board of Trustees recently approved the 2016 deliveries, comprising 1,141 beds at a total project cost of $83.9 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party fee development contracts to be impacted as more universities avail themselves of this new program.

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

Collegiate housing operating costs

Same-community operating expenses historically increased 0.1% in 2010, 2.9% in 2011, 2.3% in 2012, and 4.2% in 2013, for a compounded annual growth rate of 2.3% over the past four years. We expect full year same-community operating expenses to increase between 3.0-4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

G&A costs (before development pursuit costs and acquisition costs) 4.1% in 2013 and 9.5% in 2012. With the 21% growth in gross assets in 2013 and anticipated 17% growth in gross assets in 2014, we expect general and administrative costs to continue to increase in 2014 and in future periods.

Asset repositioning and capital recycling

Since the beginning of 2010, we have made a concerted effort to reposition and improve our owned portfolio with most of the process completed prior to 2013. Since 2010, we have acquired $670 million of collegiate housing properties, completed $284 million of developments and disposed of $281 million of collegiate housing properties. These transactions have improved our median distance to campus from 0.8 miles to 0.1 miles and increased our average rental rate to $640. Currently, 68% of our beds and 74% of our community NOI are located on or pedestrian to campus.

We have eleven active development projects that we are developing for our ownership with anticipated aggregate project costs of $473.1 million within walking distance of universities such as the University of Colorado, University of Connecticut and Duke University and directly on the campus of University of Kentucky (see Note 7 to the accompanying condensed consolidated financial statements). These developments, which are scheduled to open in 2014, 2015 and 2016, will increase our portfolio by 7,113 beds. In addition, these developments have an average distance to campus of 0.1 miles, are located on or near universities with average enrollment of 26,463, and will produce an average rental rate of $831 per bed.

We previously entered into a presale agreement for a collegiate housing property under development at Florida International University adjacent to Florida International University, in Miami, FL. The $43.5 million acquisition is subject to completion of the project in time for fall 2014 occupancy and will increase our portfolio by an additional 542 beds.

Our asset reposition and capital recycling efforts include the following transactions during the three months ended March 31, 2014:

•
In March 2014, we sold The Reserve on West 31st collegiate housing community at the University of Kansas for a net cash proceeds of $14.0 million after closing costs (see Note 8 of the accompanying condensed consolidated financial statements); and

•
Also in March 2014, we sold the College Station at West Lafayette collegiate housing community in Kalamazoo, Michigan for a net cash proceeds of $27.9 million after closing costs (see Note 8 of the accompanying condensed consolidated financial statements).

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, and subsequently amended on April 11, 2014.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting the Trust is included in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table presents our results of operations for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$50,711	$39,453	$11,258	28.5%
Student housing leasing operating expenses	22,168	17,719	4,449	25.1%
Net operating income	$28,543	$21,734	$6,809	31.3%

Development Consulting Services:
Third-party development consulting services revenue	$802	$391	$411	105.1%
General and administrative expenses	666	414	252	60.9%
Net operating income (loss)	$136	$(23)	$159	(691.3)%

Management Services:
Third-party management services revenue	$1,018	$969	$49	5.1%
General and administrative expenses	667	644	23	3.6%
Net operating income	$351	$325	$26	8.0%

Reconciliations:
Segment revenue	$52,531	$40,813	$11,718	28.7%
Operating expense reimbursements	2,014	3,858	(1,844)	(47.8)%
Total segment revenues	$54,545	$44,671	$9,874	22.1%

Segment operating expenses	$23,501	$18,777	$4,724	25.2%
Reimbursable operating expenses	2,014	3,858	(1,844)	(47.8)%
Total segment operating expenses	$25,515	$22,635	$2,880	12.7%

Segment net operating income	$29,030	$22,036	$6,994	31.7%
Other unallocated general and administrative expenses	(3,126)	(2,736)	(390)	14.3%
Depreciation and amortization	(13,783)	(10,599)	(3,184)	30.0%
Ground lease	(1,899)	(1,588)	(311)	19.6%
Impairment loss of collegiate housing property	(1,910)	—	(1,910)	—%
Nonoperating expenses	(6,683)	(4,355)	(2,328)	53.5%
Equity in losses of unconsolidated entities	(22)	(20)	(2)	10.0%
Income before income taxes, discontinued operations and gain from sale of collegiate housing communities	$1,607	$2,738	$(1,131)	(41.3)%

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31, 2014 (9)	Three months ended March 31, 2013(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	92.8%	91.7%	110 bps
Economic(2)	91.9%	90.2%	170 bps
NarPAB(3)	$580	$526	$54
Other income per avail. bed(4)	$36	$39	$(3)
RevPAB(5)	$616	$565	$51
RevPOB(11)	$664	$616	$48
Operating expense per bed(6)	$269	$254	$(15)
Operating margin(7)	56.3%	55.1%	120 bps
Design Beds(8)	82,266	69,780	12,486
Occupied Beds(12)	76,363	64,005	12,358
Same-communities(10):
Occupancy
Physical(1)	93.3%	92.9%	40 bps
Economic(2)	93.0%	90.9%	210 bps
NarPAB(3)	$556	$539	$17
Other income per avail. bed(4)	$31	$31	$—
RevPAB(5)	$587	$570	$17
RevPOB(11)	$630	$614	$16
Operating expense per bed(6)	$252	$240	$(12)
Operating margin(7)	57.2%	57.8%	(60) bps
Design Beds(8)	63,669	63,669	—
Occupied Beds(12)	59,398	59,118	280

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
(10)Represents operating statistics for communities that were owned by us and were operating for the full three months ended March 31, 2014 and 2013.
(11)Revenue per occupied bed ("RevPOB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the occupied beds for each of the included months.
(12)Represents the sum of the monthly occupied beds in the portfolio during the period.

Total revenue in the collegiate housing leasing segment was $50.7 million for the three months ended March 31, 2014. This represents an increase of $11.3 million, or 28.5%, from the same period in 2013. This increase included $10.3 million of revenue related to 10 new communities, which increased the portfolio to more than 26,000 beds, and $1.1 million of revenue from a 3.0% increase in same-community revenue. The growth in revenue for the 2013-2014 lease term included 2.9% increase in rental rates, a 0.3% improvement in occupancy and a 0.2% decline in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed by EdR for the entire previous calendar year are moved into the same-community portfolio. Six properties were moved into the same-community portfolio on January 1, 2014. Without this impact on the same-community mix, same-community revenue increased 4.2% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Operating expenses in the collegiate housing leasing segment increased $4.4 million, or 25.1%, to $22.2 million for the three months ended March 31, 2014 as compared to the same period in 2013. The 10 new communities added $3.8 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.7 million, or 4.6%, over the same period in the prior year, mainly due to a $0.3 million increase in utility costs from extreme weather across the country and an expected rise in real estate taxes of $0.4 million. In total, all other operating expenses for the same-community portfolio were down 40 basis points for the quarter.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended March 31, 2014 and 2013:

			Segment Revenues
Project	Beds	Fee Type	2014	2013	Difference
			(in thousands)
West Chester University of Pennsylvania – Phase II	653	Development fee	277	28	249
Mansfield University of Pennsylvania – Phase II	684	Development fee	3	363	(360)
Wichita State University	784	Development fee	490	—	490
Purchasing fees	—	Purchasing fee	30	—	30
Miscellaneous consulting fees	—	Consulting fee	2	—	2
Third-party development consulting services total			802	391	411

Development consulting services revenue increased $0.4 million to $0.8 million for the three months ended March 31, 2014 as compared to the same period in 2013. As disclosed in the table above, third-party development consulting revenue increased $0.4 million primarily due to continued progress on the Wichita State University and West Chester University of Pennsylvania - Phase II projects. There were no revenues associated with cost savings for the three months ended March 31, 2014.

General and administrative expenses for the segment increased $0.3 million, or 60.9%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily attributable to the increase in active development projects.

Management services

Total management services revenue increased $49.0 thousand, or 5.1%, for the three months ended March 31, 2014 when compared to the same period in 2013. This growth was mostly attributable to the growth in revenue across our managed properties.

General and administrative expenses for our management services segment increased $23.0 thousand, or 3.6%, for the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to the leveraging of our management services department as we increase the communities in our combined portfolio.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.4 million, or 14.3%, during the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $3.2 million, or 30.0%, during the three months ended March 31, 2014 as compared to the same period in the prior year. This increase relates primarily to the 10 new properties (acquisitions or developments) opened since January 1, 2013 as discussed above.

Ground lease expense

For the three months ended March 31, 2014, the cost of ground leases increased $0.3 million or 19.6%, as compared to the same period in the prior year, due to the increase in ground lease expense at the GrandMarc at Westberry Place at Texas Christian University during 2013, and the opening of 2400 Nueces at the University of Texas at Austin and Central Hall I & II at the University of Kentucky in the fall of 2013. The Trust owns and operates the 2400 Nueces and Central Hall I & II communities under long-term ground leases with the respective universities. The ground lease on the GrandMarc at Westberry Place community is subject to a 53-year ground lease with a fixed-floor annual rent increase with a variable component linked to the Consumer Price Index. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

For the three months ended March 31, 2014, nonoperating expenses increased $2.3 million, or 53.5%, as compared to the same period in the prior year. This primarily relates to an increase in interest expense of $1.5 million and a loss on extinguishment of debt incurred for the three months ended March 31, 2014 of $0.6 million (see Note 4 to the accompanying condensed consolidated financial statements).

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Education Realty Trust, Inc.	$12,066	$3,309
Gain on sale of collegiate housing assets	(10,902)	—
Loss on impairment of collegiate housing assets	1,910	—
Collegiate housing property depreciation and amortization on equity investees	13,622	11,083
Equity portion of real estate depreciation and amortization on equity investees	49	48
Noncontrolling interests	305	169
FFO available to stockholders and unitholders	17,050	14,609
Other adjustments to FFO
Loss on extinguishment of debt	649	—
Acquisition costs	—	227
Straight-line adjustment for ground leases	1,212	1,093
Impact of other adjustments to FFO	1,861	1,320
FFO on participating developments:
Interest on loan to participating development	450	450
FFO on participating developments:	450	450
Core FFO available to stockholders and unitholders	$19,361	$16,379

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

The following is a reconciliation of our GAAP operating income to NOI for three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating income	$8,312	$7,113
Less: Third-party development services revenue	802	391
Less: Third-party management services revenue	1,018	969
Plus: Development and management services expenses	2,341	1,771
Plus: General and administrative expenses	2,118	2,023
Plus: Ground leases	1,899	1,588
Plus: Impairment loss on collegiate housing property	1,910	—
Plus: Depreciation and amortization	13,783	10,599
NOI	$28,543	$21,734

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income or loss excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing assets; (6) interest expense; (7) other nonoperating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; and (10) applicable expenses related to discontinued operations. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.

The following is a reconciliation of our GAAP net income (loss) to Adjusted EBITDA for the trailing twelve months ended March 31, 2014 (in thousands):

	Three Months ended March 31,	Plus: Year Ended December 31,	Less: Three Months ended March 31,	Trailing Twelve Months ended March 31,
	2014	2013	2013	2014
Net income attributable to common shareholders	$12,066	$4,323	$3,309	$13,080
Straight line adjustment for ground leases	1,212	5,255	1,093	$5,374
Acquisition costs	—	393	227	$166
Depreciation and amortization	13,783	48,098	10,599	$51,282
Depreciation and amortization - discontinued operations	—	1,767	529	$1,238
Loss on impairment of collegiate housing assets	1,910	5,001	—	$6,911
Gain on sale of collegiate housing assets	(10,902)	(3,913)	—	$(14,815)
Interest expense	5,601	17,526	4,054	$19,073
Other nonoperating expense	1,082	1,311	301	$2,092
Income tax expense (benefit)	45	203	(237)	$485
Noncontrolling interest	398	308	169	$537
Adjusted EBITDA	$25,195	$80,272	$20,044	$85,423

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

The following is a reconciliation of our GAAP total assets to gross assets as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Mortgage and construction loans, net of unamortized premium	$389,735	$422,681
Unamortized premium	2,098	2,291
Mortgage and construction loans	387,637	420,390

Unsecured revolving credit facility	219,900	356,900
Unsecured term loan facility	187,500	—
Total debt	$795,037	$777,290

Total assets	$1,629,962	$1,610,565
Accumulated depreciation(1)	202,789	204,181
Gross assets	$1,832,751	$1,814,746

Debt to gross assets	43.4%	42.8%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Fourth Amended Revolver

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement and, on October 24, 2013, entered into the First Amendment to the agreement (as amended, the "Fourth Amended Revolver"). The Fourth Amended Revolver has a maximum of $500.0 million with an accordion feature to $700.0 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the Fourth Amended Revolver is January 14, 2018, provided that the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of March 31, 2014, our borrowing base was $343.1 million, and we had $219.9 million outstanding under the Fourth Amended Revolver; thus, our remaining borrowing base availability was $123.2 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of March 31, 2014, the interest rate applicable to the Fourth Amended Revolver was 1.56%. If amounts are drawn, due to the fact that the Fourth Amended Revolver bears interest at variable rates, carrying value approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests. In addition, the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of March 31, 2014, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership and certain of its subsidiaries (together with the Operating Partnership, the “Borrowers”), each of which is an indirectly owned subsidiary of the Trust, entered into a credit agreement (the "Credit Agreement"), which provides for unsecured term loans in the initial aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2019 and the Tranche B Term Loan matures on January 13, 2021. The Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The Trust used proceeds from the Term Loan to repay a portion of the outstanding balance under the Fourth Amended Revolver.

The interest rate per annum on the Tranche A Term Loan is, at the Borrowers’ option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Borrowers’ option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is determined based on leverage.

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Trust’s Fourth Amended Revolver. The Trust serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement.

In connection with entering into the Credit Agreement, the Trust entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of the date of the Credit Agreement, the effective interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the effective interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

Mortgage and construction debt

Master Secured Credit Facility

The Master Secured Credit Facility was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions, and all properties securing the notes are cross-collateralized. As of March 31, 2014 and December 31, 2013, the Trust had $169.0 million and $169.7 million, respectively, of mortgage loans outstanding under the Master Secured Credit Facility bearing interest at a weighted average fixed interest rate of 5.87%. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of March 31, 2014.

Mortgage debt

As of March 31, 2014, the Trust had outstanding mortgage indebtedness of $91.0 million (excluding an unamortized debt premium of $2.1 million). Of the total debt outstanding at March 31, 2014, $57.0 million relates to mortgage debt bearing interest at fixed rates ranging from 4.2% to 5.6% and $34.0 million relates to mortgage debt bearing interest at variable rates. The mortgage debt outstanding is secured by underlying collegiate housing properties.

During the three months ended March 31, 2014, the Trust repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, in total not to exceed 7.5% per year, and principal and interest are paid on a monthly basis. The loan was scheduled to mature on January 1, 2020.

Construction loans

As of March 31, 2014, the Trust had construction loans outstanding of $95.2 million related to the following collegiate housing developments: The Oaks on the Square (Phase I and II and Phase III) serving the University of Connecticut, The Retreat serving the University of Mississippi, and Roosevelt Pointe serving Arizona State University - Downtown Phoenix Campus. Interest on these construction loans is at variable rates. The construction loan on The Oaks on the Square - Phase I and II was repaid in April 2014.

In connection with the acquisition of The Varsity, serving the University of Michigan in December 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of March 31, 2014, the interest rate applicable to the loan was 2.40%. On August 1, 2015, if certain conditions for extension are met, we have the the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

Liquidity outlook and capital requirements

During the three months ended March 31, 2014, we generated $17.2 million of cash from operations, received proceeds of $187.5 million from the new unsecured term loan facility, received proceeds of $40.0 million related to the sale of two collegiate housing communities, and borrowed $3.9 million under mortgage and construction loans. When combined with $22.1 million of existing cash, we were able to repay $137.0 million on the Fourth Amended Revolver, invest $2.9 million of capital into existing communities, invest $1.9 million in joint ventures, repay $36.7 million of mortgage and construction debt, invest $51.3 million in assets under development and distribute $12.7 million to our stockholders and unitholders in order to end the quarter with approximately $9.0 million in cash.

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.44 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. Starting in May of 2013, the valuation of REIT stocks, including EdR, started to decline and stayed suppressed through the remainder of 2013. These reduced valuations have increased our cost of capital and made access to equity markets unfavorable at the current time. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. If the current conditions in the equity markets persist and we did not access the capital markets over the next two years, our debt as a percentage of gross assets at the end of 2015 would increase from the current 42.8% to approximately 47%, which is higher than we would prefer, but within an acceptable range. At the same time our Interest Coverage ratios (Adjusted EBITDA (as further defined above) to interest expense) and Net Debt to EBITDA - Adjusted ratios would remain basically at current levels. Net Debt to EBITDA - Adjusted is defined as net debt (debt excluding unamortized premiums, cash, and non-producing construction debt on assets under development as of the date of the calculation) to Adjusted EBITDA (as further defined above) including proforma adjustments to reflect all acquisitions and development assets that are opened as if such had occurred at the beginning of the 12 month period being presented.

Distributions for the three months ended March 31, 2014 totaled $12.8 million, or $0.11, per weighted average share/unit, compared to cash provided by operations of $17.2 million, or $0.15, per weighted average share/unit.

Based on our closing share price of $9.87 on March 31, 2014, our total enterprise value was $1.9 billion. With net debt (total debt less cash) of $786.1 million as of March 31, 2014, our debt to enterprise value was 40.7% compared to 42.5% as of December 31, 2013. With gross assets of $1.8 billion, which excludes accumulated depreciation of $202.8 million, our debt to gross assets ratio was 43.4% as of March 31, 2014 as compared to 42.8% as of December 31, 2013.

On May 22, 2012, the Trust entered into two equity distribution agreements pursuant to which the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50.0 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust did not sell any shares under the distribution agreements during the three months ended March 31, 2014.

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

In March 2014, the Trust sold The Reserve on West 31st located in Lawrence, Kansas for a sales price of $14.0 million and College Station at West Lafayette located in West Lafayette, Indiana for a sales price of $27.9 million.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any developments or acquisitions with working capital, asset sales, borrowings under our Fourth Amended Revolver, constructions loans, or borrowings under first mortgage property secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

We previously entered into a presale agreement at Florida International University adjacent to Florida International University, in Miami, FL. The $43.5 million acquisition is subject to completion of the project in time for fall 2014 occupancy. The purchase of the community is contingent upon on-time completion of the project.

We have eleven active development projects that we are developing for our ownership with our share of aggregate development costs of $473.1 million. As of March 31, 2014, $229.6 million of the development costs had been incurred and funded.

Predevelopment expenditures

Our third-party development consulting activities have historically required us to fund predevelopment expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third-party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of loss related to these predevelopment expenditures, if financing cannot ultimately be arranged on acceptable terms. However, we typically obtain a guarantee of repayment of these predevelopment expenditures from the project owner, but no assurance can be given that we would be successful in collecting the amount guaranteed in the event that project financing is not obtained. When we develop projects for ownership, as opposed to our third-party development services, the Trust bears all exposure to risks and capital requirements for these developments.

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. In January 2014, we entered into a $187.5 million unsecured term loan with five- and seven-year tranches (the "Unsecured Term Loan") (see Note 4 to the accompanying condensed consolidated financial statements). At the same time, we entered into interest rate swap agreements to effectively fix the interest rate. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of March 31, 2014, we were in compliance with all covenants related to our Fourth Amended Revolver.

Commitments

For the three months ended March 31, 2014, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013, except for the net increase in debt of $17.6 million (see Note 4 to the accompanying condensed consolidated financial statements) and our contractual interest obligations have declined $11.9 million.

Long-term indebtedness

As of March 31, 2014, 25 of our communities were unencumbered by mortgage debt.

As of March 31, 2014, we had outstanding mortgage and construction indebtedness of $389.7 million (net of unamortized debt premium of $2.1 million). The scheduled future maturities of this indebtedness as of March 31, 2014 were as follows (in thousands):

Year Ending December 31,
2014	$12,214
2015	135,769
2016	124,667
2017	42,095
2018	1,629
Thereafter	71,263
Total	387,637
Debt premium	2,098
Outstanding as of March 31, 2014, net of debt premium	$389,735

As of March 31, 2014, the outstanding mortgage and construction debt had a weighted average effective interest rate of 4.24% and carried an average term to maturity of 2.38 years.

The Trust had $219.9 million outstanding under the Fourth Amended Revolver as of March 31, 2014. The Fourth Amended Revolver matures on January 14, 2018, with a one-year extension option, subject to certain conditions. The Fourth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fourth Amended Revolver as of March 31, 2014 was 1.56%.

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

As discussed above, our Board declared a quarter distribution of $0.11 per share of common stock for the quarter ended March 31, 2014. The distribution will be paid on May 15, 2014 to stockholders of record at the close of business on April 30, 2014.

Off-Balance Sheet Arrangements

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third party debt in the amount of $23.9 million, held by one unconsolidated joint venture. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

The Operating Partnership, along with the joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The partial repayment guaranty is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of March 31, 2014, the joint venture had drawn $34.0 million on the construction loans.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying condensed consolidated financial statements) the Trust has committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee. The guarantee fee will not be recognized until the second mortgage loan is repaid, which could be as early as the second quarter of 2014, as the owner is currently seeking to refinance the construction loan and second mortgage. The project is required to maintain a $2.5 million reserve to fund any operating or debt service shortfalls that is to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 10 to the accompanying condensed consolidated financial statements) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop Phase I & II of the project. As of March 31, 2014 and December 31, 2013, $44.4 million and $43.2 million, respectively, had been drawn on the construction loan of which $12.1 million and $11.8 million, respectively, is attributable to LeylandAlliance LLC. These amounts are not included in our accompanying condensed consolidated financial statements. On April 1, 2014, this construction loan was repaid in full. As of that date, the Trust no longer guarantees this debt.

During August, 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the project. Similar to the construction loan for the first and second phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2014 and December 31, 2013, $5.1 million and $1.3 million had been drawn on the construction loan, of which $2.1 million and $1.0 million, is attributable to LeylandAlliance LLC. These amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2014, we had fixed rate debt of $226.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $6.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $7.9 million increase in the fair value of our fixed rate debt. As of March 31, 2014, 58.3% of the outstanding principal amounts of our mortgage and construction notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.6% and an average term to maturity of 3.0 years.

Item 4. Controls and Procedures.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2014, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The discussion of the Trust’s business and operations should be read together with the risk below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the three months ended March 31, 2014, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan, or the 2011

Plan, the Education Realty Trust, Inc. 2012 Omnibus Equity Incentive Plan, or the 2012 Plan and the Education Realty Trust, Inc. 2013 Omnibus Equity Incentive Plan, or the 2013 Plan.

The following table summarizes all of these repurchases during the first quarter of 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	27,193	$8.85	—	—
February 1 – 28, 2014	—	$—	—	—
March 1 – 31, 2014	—	$—	—	—
Total	27,193	$8.85	—	—

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

During the three months ended March 31, 2014 in connection with the DRSPP, we directed the plan administrator to purchase 861 shares of our common stock for $8,242 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the first quarter of 2014. We also directed the plan administrator to purchase 1,158 shares of our common stock for $11,017 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP.

The following chart summarizes these purchases of our common stock for the three months ended March 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	300	$9.14	—	—
February 1 – 28, 2014	1,338	$9.57	—	—
March 1 – 31, 2014	381	$9.69	—	—
Total	2,019	$9.54	—	—
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

EDUCATION REALTY TRUST, INC.

Date: May 7, 2014	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2014	By	/s/ Randall H. Brown
Randall H. Brown
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 7, 2014	By	/s/ J. Drew Koester
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
10.1(1)
Executive Employment Agreement between Education Realty Trust and Randall H. Brown, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed January 7, 2014.)

10.2(1)
Executive Employment Agreement between Education Realty Trust and J. Drew Koester, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.3(1)
Executive Employment Agreement between Education Realty Trust and Christine Richards, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 7, 2014.)

10.4
Credit Agreement, dated as of January 13, 2014, among Education Realty Operating Partnership, LP and certain of its subsidiaries and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC and Regions Capital Markets, as Joint-Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 17, 2014.)

10.5
First Amendment, dated as of February 14, 2014, to the Credit Agreement, dated as of February 13, 2014, among Education Realty Operating Partnership, LP and certain of its subsidiaries and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC and Regions Capital Markets, as Joint-Bookrunners and Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.36 to the Trust's Annual Report on Form 10-K filed on March 3, 2014.)

10.6
Second Amendment, dated as of February 14, 2014, to the Fourth Amended and Restated Credit Agreement, dated as of January 3, 2013, among Education Realty Operating Partnership, LP and certain of its subsidiaries as borrowers, the lenders party thereto and KeyBank, National Association as administrative agent. (Incorporated by reference to Exhibit 10.37 to the Trust's Annual Report on Form 10-K filed on March 3, 2014.)

10.7(1)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.38 to the Trust's Annual Report on Form 10-K filed on March 3, 2014.)
12	Statement Regarding Computation of Ratios, filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document*
101.	SCH XBRL Taxonomy Extension Schema Document*
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.	LAB XBRL Taxonomy Extension Label Linkbase Document*
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

(1)	Denotes a management contract or compensatory plan, contract or arrangement.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the unaudited Condensed Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the unaudited Condensed\ Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).