Form 10-Q
period 2014-06-30
Education Realty Trust, Inc.
filed 2014-08-06
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 4, 2014, the Registrant had 139,561,429 shares of common stock outstanding, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2014

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of June 30, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Income of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2014 and 2013	2

Condensed Consolidated Statements of Comprehensive Income of Education Realty Trust, Inc. and Subsidiaries for the three months ended June 30, 2014 and 2013	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the six months ended June 30, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	49

Item 4. Controls and Procedures.	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	50

Item 1A. Risk Factors.	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3. Defaults Upon Senior Securities.	51

Item 4. Mine Safety Disclosures.	51

Item 5. Other Information.	51

Item 6. Exhibits.	51

Signatures	52

Part I - Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets:
Collegiate housing properties, net	$1,307,519	$1,388,885
Collegiate housing properties - held for sale, net	21,166	—
Assets under development	233,441	116,787
Corporate office furniture, net	3,302	3,249
Cash and cash equivalents	11,162	22,073
Restricted cash	14,069	12,253
Student contracts receivable, net	782	807
Receivable from managed third parties	229	361
Notes receivable	18,375	18,125
Goodwill and other intangibles, net	3,227	3,822
Other assets	52,775	44,203
Total assets	$1,666,047	$1,610,565

Liabilities:
Mortgage and construction debt, net of unamortized premium	$361,173	$422,681
Unsecured revolving credit facility	66,000	356,900
Unsecured term loans	187,500	—
Accounts payable	4,512	2,289
Accrued expenses	74,054	65,357
Deferred revenue	19,963	23,498
Total liabilities	713,202	870,725

Commitments and contingencies (see Note 6)	—	—

Redeemable noncontrolling interests	9,780	9,871

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 139,437,355 and 114,740,155 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,394	1,148
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,027,816	813,540
Accumulated deficit	(85,706)	(88,964)
Accumulated other comprehensive loss	(3,757)	—
Total Education Realty Trust, Inc. stockholders’ equity	939,747	725,724
Noncontrolling interests	3,318	4,245
Total equity	943,065	729,969
Total liabilities and equity	$1,666,047	$1,610,565

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended June 30,
	2014	2013
Revenues:
Collegiate housing leasing revenue	$97,020	$76,788
Third-party development consulting services	1,559	1,150
Third-party management services	1,804	1,792
Operating expense reimbursements	4,202	5,979
Total revenues	104,585	85,709
Operating expenses:
Collegiate housing leasing operations	43,143	35,531
Development and management services	4,623	3,398
General and administrative	4,102	4,044
Depreciation and amortization	28,241	22,161
Ground lease expense	3,833	3,798
Impairment loss on collegiate housing properties	11,780	—
Reimbursable operating expenses	4,202	5,979
Total operating expenses	99,924	74,911

Operating income	4,661	10,798

Nonoperating expenses:
Interest expense	10,568	7,909
Amortization of deferred financing costs	1,017	830
Interest income	(111)	(243)
Loss on extinguishment of debt	649	—
Total nonoperating expenses	12,123	8,496
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing communities	(7,462)	2,302
Equity in losses of unconsolidated entities	(134)	(41)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing communities	(7,596)	2,261
Income tax benefit	(312)	(237)
Income (loss) from continuing operations	(7,284)	2,498
Income from discontinued operations	—	4,669
Income (loss) before gain on sale of collegiate housing communities	(7,284)	7,167
Gain on sale of collegiate housing communities	10,902	—
Net income	3,618	7,167
Less: Net income attributable to the noncontrolling interests	360	26
Net income attributable to Education Realty Trust, Inc.	$3,258	$7,141

Income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.03	$0.02
Discontinued operations	—	0.04
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.03	$0.06
Distributions per share of common stock	$0.22	$0.20

Weighted average common shares outstanding – basic	115,833	114,045
Weighted average common shares outstanding – diluted	116,871	115,083

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2014	2013
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of noncontrolling interests	$3,258	$2,512
Income from discontinued operations, net of noncontrolling interests	—	4,629
Net income attributable to Education Realty Trust, Inc.	$3,258	$7,141

Comprehensive income (loss):
Net income	$3,618	$7,167
Other comprehensive loss:
Loss on cash flow hedging derivatives	(3,757)	—
Comprehensive income (loss)	(139)	7,167
Less: comprehensive income attributable to the noncontrolling interests	360	26
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$(499)	$7,141

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,
	2014	2013
Revenues:
Collegiate housing leasing revenue	$46,309	$37,335
Third-party development consulting services	757	759
Third-party management services	786	823
Operating expense reimbursements	2,188	2,121
Total revenues	50,040	41,038
Operating expenses:
Collegiate housing leasing operations	20,975	17,812
Development and management services	2,282	1,627
General and administrative	1,984	2,021
Depreciation and amortization	14,458	11,562
Ground lease expense	1,934	2,210
Impairment loss on collegiate housing properties	9,870	—
Reimbursable operating expenses	2,188	2,121
Total operating expenses	53,691	37,353

Operating income (loss)	(3,651)	3,685

Nonoperating expenses:
Interest expense	4,967	3,855
Amortization of deferred financing costs	514	410
Interest income	(41)	(124)
Total nonoperating expenses	5,440	4,141
Loss before equity in losses of unconsolidated entities, income taxes and discontinued operations	(9,091)	(456)
Equity in losses of unconsolidated entities	(112)	(22)
Loss before income taxes and discontinued operations	(9,203)	(478)
Income tax benefit	(357)	—
Loss from continuing operations	(8,846)	(478)
Income from discontinued operations	—	4,168
Net income (loss)	(8,846)	3,690
Less: Net loss attributable to the noncontrolling interests	(38)	(142)
Net income (loss) attributable to Education Realty Trust, Inc.	$(8,808)	$3,832

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$(0.08)	$—
Discontinued operations	—	0.04
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$(0.08)	$0.04
Distributions per share of common stock	$0.11	$0.10

Weighted average common shares outstanding – basic	116,657	114,452
Weighted average common shares outstanding – diluted	116,657	114,452

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,
	2014	2013
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Loss from continuing operations, net of noncontrolling interests	$(8,808)	$(298)
Income from discontinued operations, net of noncontrolling interests	—	4,130
Net income (loss) attributable to Education Realty Trust, Inc.	$(8,808)	$3,832

Comprehensive income (loss):
Net income (loss)	$(8,846)	$3,690
Other comprehensive loss:
Loss on cash flow hedging derivatives	(2,394)	—
Comprehensive income (loss)	(11,240)	3,690
Less: comprehensive loss attributable to the noncontrolling interests	(38)	(142)
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$(11,202)	$3,832

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$—	$5,088	$762,810
Common stock issued to officers and directors	33,180	—	360	—	—	—	360
Proceeds from issuances of common stock, net of offering costs	1,558,750	17	16,620	—	—	—	16,637
Amortization of restricted stock	16,830	—	544	—	—	—	544
Cash dividends	—	—	(22,751)	—	—	—	(22,751)
Return of equity to noncontrolling interests	—	—	—	—	—	(484)	(484)
Contributions from noncontrolling interests	—	—	—	—	—	779	779
Comprehensive income (loss)	—	—	—	7,141	—	(46)	7,095
Balance, June 30, 2013	114,671,212	$1,148	$844,651	$(86,146)	$—	$5,337	$764,990

Balance, December 31, 2013	114,740,155	$1,148	$813,540	$(88,964)	$—	$4,245	$729,969
Common stock issued to officers and directors	40,152	—	420	—	—	—	420
Proceeds from issuances of common stock, net of offering costs	24,501,730	245	239,223	—	—	—	239,468
Amortization of restricted stock	155,318	1	88	—	—	—	89
Cash dividends	—	—	(25,304)	—	—	—	(25,304)
Return of equity to noncontrolling interests	—	—	—	—	—	(525)	(525)
Purchase of noncontrolling interests	—	—	(151)	—	—	(607)	(758)
Comprehensive income (loss)	—	—	—	3,258	(3,757)	205	(294)
Balance, June 30, 2014	139,437,355	$1,394	$1,027,816	$(85,706)	$(3,757)	$3,318	$943,065

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income	$3,618	$7,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,241	22,161
Depreciation included in discontinued operations	—	1,086
Loss on disposal of assets	54	12
Gain on sale of collegiate housing communities	(10,902)	(3,895)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,425	2,807
Impairment loss of collegiate housing properties	11,780	—
Loss on extinguishment of debt	649	—
Amortization of deferred financing costs	1,017	830
Amortization of unamortized debt premiums	(392)	(385)
Distributions of earnings from unconsolidated entities	23	48
Noncash compensation expense related to stock-based incentive awards	1,046	1,116
Equity in losses of unconsolidated entities	134	41
Change in operating assets and liabilities (net of acquisitions)	(1,033)	6,433
Net cash provided by operating activities	36,660	37,421

Investing activities:
Purchase of corporate furniture and fixtures	(436)	(480)
Restricted cash	(1,816)	(1,670)
Insurance proceeds received on property losses	2,092	11,678
Investment in collegiate housing properties	(9,438)	(7,372)
Proceeds from sale of collegiate housing properties	40,007	20,213
Notes receivable	(250)	—
Earnest money deposits	(250)	(375)
Investment in assets under development	(117,120)	(120,752)
Investments in unconsolidated entities	(6,077)	(4,315)
Net cash used in investing activities	(93,288)	(103,073)

Financing activities:
Payment of mortgage and construction notes	(69,930)	(2,325)
Borrowings under mortgage and construction loans	8,813	40,060
Debt issuance costs	(1,658)	(2,344)
Borrowings under unsecured term loan facility	187,500	—
Debt extinguishment costs	(356)	—
Borrowings on line of credit	169,000	49,633
Repayments of line of credit	(459,900)	(18,133)
Proceeds from issuance of common stock	239,921	16,756
Payment of offering costs	(53)	(128)
Purchase and return of equity to noncontrolling interests	(1,301)	(484)
Contributions from noncontrolling interests	—	779
Dividends and distributions paid to common and restricted stockholders	(25,304)	(22,751)
Dividends and distributions paid to noncontrolling interests	(246)	(200)
Purchase of stock awards to satisfy tax withholdings	(769)	(1,286)
Net cash provided by financing activities	45,717	59,577
Net decrease in cash and cash equivalents	(10,911)	(6,075)
Cash and cash equivalents, beginning of period	22,073	17,039
Cash and cash equivalents, end of period	$11,162	$10,964

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2014	2013

Supplemental disclosure of cash flow information:
Interest paid	$13,557	$11,092
Income taxes paid	$46	$306

Supplemental disclosure of noncash activities:
Stock-based compensation	$1,046	$1,116
Capital expenditures in accounts payable and accrued expenses related to developments	$14,959	$14,645
Change in fair value of derivative instruments	$3,757	$—

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

The Trust also provides real estate facility management, development and other advisory services through the following subsidiaries of the Operating Partnership:

•	EDR Management Inc. (“Management Company”), a Delaware corporation performing collegiate housing management activities; and

•	EDR Development LLC (“Development Company”), a Delaware limited liability company providing development consulting services for third-party collegiate housing communities.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing the condensed consolidated balance sheets and statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of June 30, 2014, the Trust had $8.8 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 3), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter and has borrowed $0.4 million as of June 30, 2014. The loan is secured by CPA's interest in the joint venture.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of predevelopment expenses, (b) invested in the form of an $18.0 million second mortgage, (c) will earn a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. The construction loan has an initial maturity date of September 16, 2014. with the ability to extend the maturity date to September 16, 2015, provided certain conditions for extension are met. The second mortgage has a maturity date of July 31, 2040. As of June 30, 2014 and December 31, 2013, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheets. The Trust does not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust will not recognize the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage is repaid, and the Trust no longer has a substantial continuing financial involvement. If the construction loan and second mortgage had been repaid prior to June 30, 2014, the Trust would have recognized development services revenue net of costs of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income of $6.5 million since the commencement of the project. On July 1, 2014, the third-party owners of the collegiate housing property referred to as 929 at Johns Hopkins University successfully closed on permanent financing for the community. The proceeds from the refinancing were used to repay in full their construction loan, as well as the $18.0 million second mortgage the Trust made to the project. At the time of the refinancing, the Trust also earned and was paid its $3.0 million fee for guaranteeing the construction loan, and recognized all deferred development services revenue and interest income.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the six months ended June 30, 2014, the Trust recorded an $11.8 million loss on impairment of collegiate housing properties. The impairment loss recorded during the six months ended June 30, 2014 was related to an impairment recognized in the first quarter of 2014 prior to the sale of the property during the period and for two additional properties identified in the second quarter that were determined to be impaired due to a change in circumstances that indicated the carrying value may not be recoverable.

When a collegiate housing community meets the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that were sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. During the six months ended June 30, 2013, five properties were classified as discontinued operations in the accompanying condensed consolidated statements of comprehensive income. All five of these properties were sold by December 31, 2013 (see Note 8). Effective January 1, 2014, the Trust adopted the new guidance related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in the Trust's business will qualify for treatment as discontinued operations. The two property dispositions during the six months ended June 30, 2014 did not qualify for treatment as discontinued operations, and as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of comprehensive income. As of June 30, 2014, two additional properties met the held for sale criteria, and they are classified as collegiate housing properties - held for sale, net in the accompanying condensed consolidated balance sheet. These properties did not meet the criteria for treatment as discontinued operations under the new guidance. These properties were sold in July 2014 (see Note 12).

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statements of changes in equity.

On June 24, 2014, the Trust completed a follow-on equity offering of 24.5 million shares of its common stock, which included 3.2 million shares purchased by the underwriters pursuant to an option to purchase additional shares. The Trust received approximately $239.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used the net proceeds to repay the unsecured revolving credit facility (see Note 4).

On May 22, 2012, the Trust entered into two equity distribution agreements pursuant to which the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust did not sell any shares under the distribution agreements during the six months ended June 30, 2014.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the six months ended June 30, 2014 and 2013, total compensation expense relating to the ESPP was $18.8 thousand and $7.6 thousand, respectively, which is recorded in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

Debt premiums/discounts

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as either an offset or increase to interest expense using the effective interest method. As of June 30, 2014 and December 31, 2013, the Trust had net unamortized debt premiums of $1.9 million and $2.3 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Trust did not record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of June 30, 2014, open tax years generally included tax years for 2010, 2011, 2012 and 2013. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of June 30, 2014 and December 31, 2013, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of June 30, 2014, the Trust had entered into four joint venture agreements to develop, own and manage properties near Arizona State University - Downtown Phoenix (Roosevelt Point), The University of Mississippi (The Retreat at Oxford), Duke University (605 West) and The University of Louisville (The Retreat at Louisville). The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for the joint ventures using the consolidation method of accounting. Our joint venture partners' investments in 605 West met the requirements to be classified outside of permanent equity, and is therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income due to the partner's ability to put their ownership interests to the Trust as stipulated in the operating agreements. Our joint venture partners’ investments in the Arizona State University - Downtown Phoenix joint venture, The University of Mississippi joint venture and The University of Louisville joint venture are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity, and net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income. On April 15, 2014, the Trust purchased a portion of our joint venture partner's interest in Roosevelt Point for $0.8 million (see Note 7). As a result of this purchase, the Trust now holds a 95% ownership in the Roosevelt Point collegiate housing community. On September 10, 2013, the Trust purchased our joint venture partner's 10% interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million (see Note 7).

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

The following table sets forth the activity with the redeemable noncontrolling interests for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance – redeemable noncontrolling interests	$9,871	$8,944
Net income attributable to redeemable noncontrolling interests	155	72
Distributions attributable to redeemable noncontrolling interests	(246)	(200)
Ending balance – redeemable noncontrolling interests	$9,780	$8,816

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2014, the Trust reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.

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

The following table reconciles the basic and diluted weighted average shares for the six months ended June 30, 2014 and 2013:

	2014	2013
Basic weighted average shares of common stock outstanding	115,832,938	114,044,969
Operating Partnership Units	830,343	830,342
University Towers Operating Partnership Units	207,257	207,257
Diluted weighted average shares of common stock outstanding	116,870,538	115,082,568

As of June 30, 2014 and 2013, and for the three months then ended, the following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	2014	2013
Operating Partnership Units	830,343	830,342
University Towers Operating Partnership Units	207,257	207,257
Total potentially dilutive securities	1,037,600	1,037,599

A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three months ended June 30, 2014 and 2013, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through June 30, 2014. The carrying value of goodwill was $3.1 million as of June 30, 2014 and December 31, 2013, of which $2.1 million was recorded related to the management services segment and $0.9 million was recorded related to the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.2 million and $0.8 million as of June 30, 2014 and December 31, 2013, respectively.

Investment in unconsolidated entities

The Trust accounts for its investments in unconsolidated joint ventures using the equity method whereby the carrying value of an investment is adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying condensed consolidated balance sheets (see Note 3).

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. The Trust is currently evaluating the provisions of this guidance.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. The guidance is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The Trust adopted ASU 2014-08 as of January 1, 2014.

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405)" ("ASU 2013-04"), which updated the guidance related to Liabilities to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 requires the entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2013. The adoption did not have a material impact on the Trust's condensed consolidated financial statements.

3. Investments in unconsolidated entities

During the six months ended June 30, 2014, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method:

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

During the six months ended June 30, 2013, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method:

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

The following is a summary of financial information for the Trust’s unconsolidated joint ventures for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Revenues	$12,081	$1,868
Net loss	(1,180)	(165)
Trust's equity in losses of unconsolidated entities	(134)	(41)

As of June 30, 2014 and December 31, 2013, the Trust had $26.9 million and $21.2 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, the Trust had $1.6 million and $1.7 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets.

4. Debt

Revolving credit facility

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement and, on October 24, 2013, entered into the First Amendment to the agreement which increased the maximum facility from $375.0 million to $500.0 million (as amended, the "Fourth Amended Revolver"). The Fourth Amended Revolver also has an accordion feature to $700.0 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the Fourth Amended Revolver is January 14, 2018, and the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2014, the borrowing base availability was $354.9 million, and the Operating Partnership had $66.0 million outstanding under the Fourth Amended Revolver; thus, the remaining borrowing base availability was $288.9 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of June 30, 2014, the interest rate applicable to the Fourth Amended Revolver was 1.56%. If amounts are outstanding, due to the fact that the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of June 30, 2014, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Trust’s Fourth Amended Revolver. The Trust serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement. As of June 30, 2014, the Trust was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Trust entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of June 30, 2014, the effective interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the effective interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

Mortgage and construction debt

Master Secured Credit Facility

The Trust has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions, and all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the Trust had $168.3 million and $169.7 million, respectively, of mortgage loans outstanding under the Master Secured Credit Facility bearing interest at a weighted average fixed interest rate of 5.87%.

Mortgage debt

As of June 30, 2014, the Trust had outstanding mortgage indebtedness of $90.8 million (excluding an unamortized debt premium of $1.9 million). Of the total mortgage debt outstanding at June 30, 2014, $56.8 million relates to mortgage debt bearing interest at fixed rates ranging from 4.2% to 5.6% and $34.0 million relates to mortgage debt bearing interest at variable rates at a weighted average interest rate of 2.29%. The mortgage debt outstanding is secured by underlying collegiate housing properties.

During the six months ended June 30, 2014, the Trust repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the 2011 acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, and the loan was scheduled to mature on January 1, 2020. In connection with this repayment, the Trust recognized a $0.6 million loss on extinguishment of debt.

Construction loans

As of June 30, 2014, the Trust had construction loans outstanding of $67.8 million related to the following collegiate housing developments: The Oaks on the Square (Phase III) serving the University of Connecticut, The Retreat serving the University of Mississippi, and Roosevelt Point serving Arizona State University - Downtown Phoenix Campus. Interest on these construction loans is at variable rates at a weighted average interest rate of 2.21%.

During the six months ended June 30, 2014, the Trust repaid in full variable rate construction debt with an outstanding principal balance of $32.3 million that was assumed in connection with the development of The Oaks on the Square (Phase I and II). The effective interest rate was equal to 2.41% and was paid on a monthly basis. The loan was scheduled to mature on October 30, 2015.

In connection with the acquisition of The Varsity serving the University of Michigan during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of June 30, 2014, the interest rate applicable to the loan was 2.40%. On August 1, 2015, if certain conditions for extension are met, the Trust has the the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness as of June 30, 2014 are as follows (in thousands):

Fiscal Year Ending December 31,
2014 (6 months ending December 31, 2014)	$11,285
2015	104,086
2016	124,667
2017	46,344
2018	1,629
Thereafter	71,262
Total	359,273
Debt premium	1,900
Outstanding as of June 30, 2014, net of debt premium	$361,173

As of June 30, 2014, the outstanding mortgage and construction debt had a weighted average interest rate of 4.37% and carried a weighted average term of 2.21 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, gains (losses) on sale of collegiate housing properties, income taxes, equity in earnings (losses) of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts. The following tables represent the Trust’s segment information for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$46,309	$37,335	$97,020	$76,788
Collegiate housing leasing operating expenses	20,975	17,812	43,143	35,531
Net operating income	$25,334	$19,523	$53,877	$41,257
Total segment assets at end of period (1)	$1,593,035	$1,329,134	$1,593,035	$1,329,134

Development Consulting Services:
Third-party development consulting services revenue	$757	$759	$1,559	$1,150
General and administrative expenses	620	449	1,229	859
Net operating income	$137	$310	$330	$291
Total segment assets at end of period	$4,958	$6,134	$4,958	$6,134

Management Services:
Third-party management services revenue	$786	$823	$1,804	$1,792
General and administrative expenses	636	631	1,303	1,275
Net operating income	$150	$192	$501	$517
Total segment assets at end of period	$10,862	$10,928	$10,862	$10,928

Reconciliations:
Segment revenue	$47,852	$38,917	$100,383	$79,730
Operating expense reimbursements	2,188	2,121	4,202	5,979
Total segment revenues	$50,040	$41,038	$104,585	$85,709

Segment operating expenses	$22,231	$18,892	$45,675	$37,665
Reimbursable operating expenses	2,188	2,121	4,202	5,979
Total segment operating expenses	$24,419	$21,013	$49,877	$43,644

Segment net operating income	$25,621	$20,025	$54,708	$42,065

The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income before income taxes and discontinued operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment net operating income	$25,621	$20,025	$54,708	$42,065
Other unallocated general and administrative expenses	(3,010)	(2,568)	(6,193)	(5,308)
Depreciation and amortization	(14,458)	(11,562)	(28,241)	(22,161)
Ground lease	(1,934)	(2,210)	(3,833)	(3,798)
Loss on impairment of collegiate housing property	(9,870)	—	(11,780)	—
Nonoperating expenses	(5,440)	(4,141)	(12,123)	(8,496)
Equity in losses of unconsolidated entities	(112)	(22)	(134)	(41)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing communities	$(9,203)	$(478)	$(7,596)	$2,261

(1) The increase in segment assets related to collegiate housing leasing is primarily related to the opening of five new properties in 2013 and continued development of eleven communities for ownership by the Trust. Total segment assets also include goodwill of $2,149 related to management services and $921 related to development consulting services.

6. Commitments and contingencies

In April 2013, the Trust entered into a presale agreement with a private developer that obligates the Trust to purchase a newly developed collegiate housing community adjacent to Florida International University for $43.5 million as long as the developer completes the project in time for fall 2014 occupancy.

In July 2012, the collegiate housing community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which are covered under the Trust's existing insurance policies. Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period. For the six months ended June 30, 2014 and 2013, the Trust recognized business interruption proceeds of $0.1 million and $1.0 million, respectively. These amounts are included in collegiate housing leasing revenues in the accompanying condensed consolidated statements of comprehensive income. Management anticipates that the remaining gain will be recognized during 2014, once all contingencies have been resolved and the amount of the gain is determinable.

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third-party debt in the amount of $23.8 million, held by one unconsolidated joint venture. The loan is scheduled to mature on July 1, 2020. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is December 31, 2015, with an option to extend the maturity date to December 31, 2016, provided certain conditions for extension are met. On December 31, 2016, the joint venture has the ability to further extend the maturity date to December 31, 2017, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of June 30, 2014 and December 31, 2013, the joint venture had $45.5 million and $13.1 million outstanding, respectively, on the construction loans.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is May 2, 2017, with an option to extend the maturity date to May 2, 2018, provided certain conditions for extension are met. On May 2, 2018, the joint venture has the ability to further extend the maturity date to May 2, 2019, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $7.2 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the joint venture's operating agreement, our joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $7.2 million. As of June 30, 2014, the joint venture had not drawn on the construction loan.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximates fair value. The guarantee fee will not be recognized until the second mortgage loan is repaid. The construction loan has an initial maturity date of September 16, 2014, with the ability to extend the maturity date to September 16, 2015, provided certain conditions for extension are met. The project has a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust also collected and earned the $3.0 million guarantee fee that will be recognized during the three months ending September 30, 2014. Additionally, the $18.0 million second mortgage was paid in full.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of December 31, 2013, $43.2 million had been drawn on the construction loan of which $11.8 million was attributable to LeylandAlliance LLC; this amount is not included in our accompanying condensed consolidated financial statements. On April 1, 2014, the construction loan for the first two phases of the project was repaid in full (see Note 12) and the Trust was released from the guarantee obligations.

During August 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the The Oaks on the Square project. Similar to the construction loan for the first and second phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2014 and December 31, 2013, $10.9 million and $1.3 million had been drawn on the construction loan, of which $3.6 million and $1.0 million, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of June 30, 2014 and December 31, 2013, the Trust had reimbursable predevelopment costs of $1.7 million and $1.6 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

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

The unaudited pro forma revenue and net income had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net income	Net income attributable to common stockholders per share - basic and diluted
	(in thousands)
2013 supplemental pro forma for 1/1/13 – 6/30/13(1)	$89,208	$7,205	$0.06

(1)
As The Retreat at State College and The Varsity opened for the 2013/2014 lease year, the supplemental pro forma revenue and net income for the period January 1, 2013 - June 30, 2013 only includes The Cottages on Lindberg.

As the collegiate housing communities acquired in 2013 were acquired subsequent to June 30, 2013, there were no actual revenue or net income (loss) recognized in the accompanying condensed consolidated statement of comprehensive income for the six months ended June 30, 2013.

In April 2014, the Trust purchased a portion of its joint venture partner's noncontrolling interest in the collegiate housing community referred to as Roosevelt Point located near Arizona State University - Downtown Phoenix for $0.8 million in cash. The Trust now holds a 95% ownership in the community. The Trust funded this acquisition with a combination of borrowings under the Fourth Amended Revolver and existing cash on hand.

In September 2013, the Trust purchased our joint venture partner's 10% noncontrolling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash. The Trust now owns 100% of the community. The Trust funded this acquisition with a combination of borrowings under the Fourth Amended Revolver and existing cash on hand.

Development of collegiate housing properties

In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC ("Landmark") to develop, own and manage a new 656-bed cottage-style collegiate housing community adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2014, the Trust and Landmark have incurred minimal costs for the project. The community is expected to open in the summer of 2015.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing community near Duke University, 605 West. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of June 30, 2014, the Trust and Javelin 19 had incurred $39.5 million in costs for the project. During the six months ended June 30, 2014 and 2013, the Trust capitalized interest costs of $0.4 million and $0.1 million, respectively, and internal development project costs of approximately $0.1 million for both periods related to the development. The community opened in the summer of 2014. For a period of five years from the date on which the property receives its initial certificate of occupancy, Javelin 19 has the right to require the Trust to purchase Javelin 19’s 10% interest in the partnership at a price to be determined.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of June 30, 2014, the Trust had incurred $163.8 million in costs for the 2014, 2015, and 2016 deliveries. Phase I opened in August 2013. Phase II is on track to open for the 2014-2015 lease year, Phase II-B is expected to open in the summer of 2015, and the 2016 deliveries are expected to open in the summer of 2016. During the six months ended June 30, 2014 and 2013, the Trust capitalized interest costs of $1.8 million and $0.3 million, respectively, and internal development costs of $0.4 million and $0.2 million, respectively, related to the development.

In November 2011, the Trust purchased a collegiate housing community near the University of Colorado, Boulder (The Lotus). The Trust is developing additional housing on the existing land, which is on track to open for the 2014/2015 lease year. As of June 30, 2014, the Trust had incurred $16.9 million in project costs. During the six months ended June 30, 2014 and 2013, the Trust capitalized interest costs of $0.2 million and $36.5 thousand, respectively, and internal development project costs of $0.1 million and $42.2 thousand, respectively, related to the development.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing communities in these first two phases and both phases include commercial and residential offerings.

The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into an additional agreement to develop the third and fourth phases of the project. As of June 30, 2014, the Trust had incurred $12.7 million in project costs for the third and fourth phases. During the six months ended June 30, 2014 and 2013, the Trust capitalized interest costs of $57.4 thousand and $2.8 thousand, respectively, and capitalized internal development project costs of approximately $48.7 thousand and $11.1 thousand, respectively, related to the development. The third phase is scheduled to be completed in the summer of 2014, with the fourth phase scheduled to be completed in the summer of 2015.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

8. Disposition of real estate investments and discontinued operations

In March 2014, the Trust sold The Reserve on West 31st collegiate housing community located in Lawrence, Kansas for a sales price of $14.0 million and College Station at West Lafayette collegiate housing community located in West Lafayette, Indiana for a sales price of $27.9 million.

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

As discussed in Note 2, the Trust early adopted the accounting guidance related to the presentation of discontinued operations as of January 1, 2014. The two property dispositions in 2014 discussed above and any subsequent one-off dispositions are not expected to qualify for treatment as discontinued operations unless the dispositions qualify as a strategic shift in the Trust's business pursuant to ASU 2014-08. The historical operations of The Reserve on West 31st and College Station are presented in continuing operations for all periods presented as the adoption of the guidance is on a prospective basis. Accordingly, the results of operations of the two property dispositions during 2013 are included in discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013. The Trust ceased depreciation on the properties when they met the held for sale criteria.

The following table summarizes the income from discontinued operations, net of noncontrolling interests, for the three and six months ended June 30, 2013 (in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Collegiate housing leasing revenue	$1,791	$3,742
Collegiate housing leasing operating expenses	(972)	(1,891)
Depreciation and amortization	(557)	(1,086)
Interest income	1	—
Noncontrolling interests	—	(5)
Income from discontinued operations attributable to Education Realty Trust, Inc.	263	760
Gain on sale of collegiate housing property	3,895	3,895
Noncontrolling interests	(28)	(26)
Gain on sale of collegiate housing property attributable to Education Realty Trust, Inc.	3,867	3,869
Total income from discontinued operations, net of noncontrolling interests	$4,130	$4,629

9. Incentive plans

On May 4, 2011, the stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. As of June 30, 2014, the Trust had 2,241,503 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of June 30, 2014 and December 31, 2013, unearned compensation related to restricted stock totaled $1.0 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2014 and 2013, compensation expense of $0.4 million and $0.5 million, respectively, was recognized in the accompanying condensed consolidated statements of comprehensive income, related to the vesting of restricted stock. Effective January 1, 2014 and January 1, 2013, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP") and the 2013 Long-Term Incentive Plan (the "2013 LTIP"), respectively. The purpose of the 2014 LTIP and 2013 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014 and 2013, the Trust issued 74,233 and 65,791, respectively, of time vested restricted stock to executives and key employees under the 2014 LTIP and 2013 LTIP. The restricted stock granted under the 2014 LTIP and the 2013 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2014, the Trust granted 306,914 performance vested RSUs to executives and key employees under the 2014 LTIP described above. On January 1, 2013, the Trust granted a total of 122,180 of performance vested RSUs to executives and key employees under the 2013 LTIP described above. As of June 30, 2014 and December 31, 2013, unearned compensation related to RSUs totaled $2.1 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2014 and 2013, compensation expense of $0.6 million and $0.5 million, respectively, was recognized in the accompanying condensed consolidated statements of comprehensive income, related to the vesting of RSUs. On January 1, 2014, 203,250 of fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2011.

Pursuant to the terms of a Separation Agreement and Release Agreement (the “Separation Agreement”), dated as of May 12, 2014, between Randall H. Brown and the Trust, Mr. Brown resigned his employment as Chief Financial Officer of the Company, effective June 30, 2014. In accordance with the Separation Agreement, all unvested shares of time-vested restricted stock granted to Mr. Brown under the Company’s long term incentive plan fully vested on June 30, 2014; the Trust settled these shares in cash. In addition, the Trust reversed all previously recorded compensation expense related to unvested RSUs granted to Mr. Brown under the 2012 LTIP, 2013 LTIP and 2014 LTIP plans in the aggregate amount of $0.2 million, the impact of which is recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income for the six months ended June 30, 2014 and 2013 was $1.1 million and $1.1 million, respectively.

A summary of the stock-based incentive plan activity is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2013	184,023	(2)	$8.96	390,270	$6.78
Granted	74,233		8.82	306,914	6.40
Vested	(100,622)		8.85	(203,250)	8.82
Surrendered	(27,193)		8.85	(59,896)	8.82
Outstanding as of March 31, 2014	130,441		$9.18	434,038	$6.46
Surrendered	(14,237)	(1)	$9.08	—	$—
Outstanding as of June 30, 2014	116,204	(2)	$9.13	434,038	$6.46

(1)
Represents unvested shares of restricted stock awards that immediately vested on June 30, 2014 in connection with the resignation of Mr. Brown, as described above. The Trust settled these shares in cash.

(2)	Represents unvested shares of restricted stock awards as of the date indicated.

10. Derivatives and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

The Trust’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy. During the six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2014, the Trust had six outstanding interest rate swaps with a combined notional of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, the Trust estimates that an additional $3.6 million will be reclassified to earnings as an increase to interest expense. As of June 30, 2014, the fair value of the derivatives of $3.8 million was included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statement of comprehensive income for the six months ended June 30, 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(4,667)	Interest expense	$910

The following table discloses the effect of the derivative instruments on the condensed consolidated statement of comprehensive income for the three months ended June 30, 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(3,304)	Interest expense	$910

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

As of June 30, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $4.0 million. As of June 30, 2014, the Trust has not posted any collateral related to these agreements. If the Trust had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $3.8 million.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. We estimate fair value relating to impairment assessments based upon an income capitalization approach (which considers prevailing market capitalization rates and operations of the community) or the negotiated sales price, if applicable. Based upon the inputs used to value properties under the income capitalization approach, we determined that valuations under this method are classified within Level 3 of our fair value hierarchy. For our communities for which the estimated fair value was based on negotiated sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy.

One non-financial asset impaired during the six months ended June 30, 2014 was also disposed of during the period. The table below summarizes non-financial assets that were impaired during the six months ended June 30, 2014 and remained on the accompanying condensed consolidated balance sheet as of June 30, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Collegiate housing properties, net	$22,771	$—	$15,704	$7,067

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2013. The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Derivative financial instruments (liability position)	$3,757	$—	$3,757	$—
Deferred compensation plan assets	433	433	—	—

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses. The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,375	$—	$18,929	$—
Unsecured revolving credit facility	66,000	—	66,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	134,176	—	134,176	—
Fixed rate mortgage and construction loans	225,097	—	232,044	—

	December 31, 2013
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,125	$—	$19,330	$—
Unsecured revolving credit facility	356,900	—	356,900	—
Variable rate mortgage and construction loans	193,381	—	193,381	—
Fixed rate mortgage and construction loans	227,009	—	239,162	—

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

12. Subsequent events

Our Board declared a quarterly distribution of $0.12 per share of common stock for the three months ended June 30, 2014. The distribution will be paid on August 15, 2014 to stockholders of record at the close of business on July 31, 2014.

As disclosed in Note 6, on July 1, 2014, the third-party owners of our development at Johns Hopkins University successfully closed on permanent financing for the community. The proceeds from the refinancing were used to repay in full their construction loan as well as the $18.0 million second mortgage loan advanced by the Trust. At the time of the refinancing the Trust was released from the related guarantee obligations and will recognize the $3.0 million guarantee fee during the three months ending September 30, 2014.

Also in July 2014, the Trust completed the sale of Pointe West collegiate housing community serving the University of South Carolina and The Reserve on South College serving Auburn University for a combined sales price of $29.9 million. The net proceeds from these dispositions were used to pay off existing mortgage debt in the amount of $16.7 million, with the remaining proceeds used to pay down the Fourth Amended Revolver.

On August 5, 2014, Bill Brewer was named chief financial officer of the Trust and replaced Randy Brown, who resigned from the Trust effective June 30, 2014.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 96.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the six months ended June 30, 2014. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

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

Development consulting services

For the six months ended June 30, 2014, revenue from our development consulting services represented approximately 1.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2014, revenue from our management services segment represented approximately 1.8% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. In the markets we serve, we are projecting a 2.2% increase in supply in 2014, which is consistent with the level of new supply added in 2013. For 2015, the increase in new supply is expected to slow 9% with new supply equal to 1.8% of enrollment. This growth in student housing beds is slightly outpacing enrollment growth in those markets where the three-year compounded annual growth rate in enrollment is 1.4%. Although these statistics in themselves are not favorable, we believe that it does not reflect the pent-up demand that exists at campuses for new, purpose-built student housing product, where students are moving out of old, outdated housing and into the newer communities with more amenities, as evidenced by the 5% growth in same-community revenue we achieved in our last leasing cycle for the 2013-2014 academic year and our strong preleasing for the 2014-2015 academic year, as well as other market data. As a result, we believe that the growth characteristics of our portfolio, which has produced a compounded annual growth rate of 4.3% over the last four years, has not changed significantly.
We define our same-community portfolio as properties that were owned and operating for the full six months ended June 30, 2014 and 2013, are not conducting or planning to conduct substantial development or redevelopment activities, are not classified as discontinued operations or have not been sold or are under contract pending sale. The collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013. This property is the only community excluded from same-community as a result of redevelopment activities. The collegiate housing communities referred to as Pointe West in Cayce, South Carolina, and The Reserve on South College in Auburn, Georgia, are excluded from our same-community portfolio as the properties met the held for sale accounting treatment as of June 30, 2014. The properties were subsequently sold in July 2014 (see Note 12 to the accompanying condensed consolidated financial statements).

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the six months ended June 30, 2014, same-community revenue per occupied bed increased to $638 and same-community physical occupancy increased to 90.6%, compared to same-community revenue per occupied bed of $622 and same-community physical occupancy of 90.5% for the six months ended June 30, 2013. The results represent averages for the Trust’s same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to university local and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize our exposure and reverse any negative trends.

The same-community portfolio opened the 2013/2014 lease term with a 5.0% increase in rental revenue. Opening occupancy was up 300 basis points to 94.1% and net rental rates were 2.0% above the prior lease term. New communities opened the 2013/2014 with an average occupancy of 95.1%, with four out of five of the 2013 development communities opening at or above 100% occupancy.

As of July 21, 2014, same-community preleasing for the 2014/2015 lease term was 360 basis points ahead of the same period in the prior year in occupancy, with 90.9% of beds preleased for the fall. Net rental rates for the 2014/2015 lease term are projected to be 190 basis points ahead of the prior lease term. Based on current leasing velocity shown above and individual market conditions, we are projecting fall revenue to be up 3% to 4%, including a 1% to 2% increase in occupancy and an approximate 2% growth in net rental rates.

Development consulting services

For the six months ended June 30, 2014 and 2013, third-party development fee revenue was $1.6 million and $1.2 million, respectively. Beginning in the summer of 2010, our development team began seeing improvement in the credit markets and an increase in interest from colleges and universities that are considering new collegiate housing. We also continue to receive requests for proposals on new development projects. Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.5 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Clarion University of Pennsylvania, West Chester University of Pennsylvania and Wichita State University. The aggregate project cost of these three projects is estimated to be approximately $171.8 million. Although volume has returned to the market, we do not expect our future run rate of third-party development fees to return to the levels achieved in 2009.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have similar programs and to date the Trust has ten ONE PlanSM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky ("UK"), to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years, which we refer to as the UK Campus Housing Revitalization Plan. Construction on Phase I of the UK Campus Housing Revitalization Plan, a 601-bed community called Central Hall I & II, opened in August 2013 with all beds leased. Construction of Phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, is well underway for a summer 2014 opening. In May 2013, the Capital Projects and Bond Oversight Committee of the Kentucky Legislature provided the final required approval to proceed with Phase II-B, the next phase of the UK Campus Housing Revitalization Plan. With a total project cost of $101.2 million, this phase of the project is expected to be delivered in 2015 and will include 1,610 beds in three buildings. The UK Board of Trustees subsequently approved the 2016 deliveries, comprising 1,141 beds at a total project cost of $83.9 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. The volume of discussions we are having with other universities has increased over the last year as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party fee development contracts to be impacted as more universities avail themselves of this new program.

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

General and administrative costs

G&A costs (before development pursuit costs and acquisition costs) increased 4.1% in 2013 and 9.5% in 2012. With the 21% growth in gross assets in 2013 and anticipated 17% growth in gross assets in 2014, we expect general and administrative costs to continue to increase in 2014 and in future periods.

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

We have thirteen active development projects that we are developing for our ownership with anticipated aggregate project costs of $551.9 million within walking distance of universities such as the University of Colorado, University of Connecticut, Duke University, University of Louisville and directly on the campus of University of Kentucky (see Note 7 to the accompanying condensed consolidated financial statements). These developments, which are scheduled to open in 2014, 2015 and 2016, will increase our portfolio by 8,159 beds. In addition, these developments have an average distance to campus of 0.1 miles, are located on or near universities with average enrollment of 25,618, and will produce an average rental rate of $833 per bed.

We previously entered into a presale agreement for a collegiate housing property under development at Florida International University adjacent to Florida International University, in Miami, FL. The $43.5 million acquisition is subject to completion of the project in time for fall 2014 occupancy and will increase our portfolio by an additional 542 beds.

Our asset reposition and capital recycling efforts include the following transactions during the six months ended June 30, 2014:

•	In March 2014, we sold The Reserve on West 31st collegiate housing community at the University of Kansas for a net cash proceeds of $14.0 million after closing costs; and

•	Also in March 2014, we sold the College Station at West Lafayette collegiate housing community in Kalamazoo, Michigan for a net cash proceeds of $27.9 million after closing costs.

Subsequent to June 30, 2014, the Trust completed the sales of Pointe West, a 480-bed community built in 2003 that is approximately two miles from the University of South Carolina campus, and The Reserve on South College, a 576-bed community built in 1999 that is about a half mile from Auburn University’s campus. The net proceeds from these dispositions of approximately $29.9 million were used to pay-off approximately $16.7 million of mortgage debt, with an average interest rate of 4.9%, and to pay down the Fourth Amended Revolver.

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

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table presents our results of operations for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	Six Months Ended June 30,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$97,020	$76,788	$20,232	26.3%
Collegiate housing leasing operating expenses	43,143	35,531	7,612	21.4%
Net operating income	$53,877	$41,257	$12,620	30.6%

Development Consulting Services:
Third-party development consulting services revenue	$1,559	$1,150	$409	35.6%
General and administrative expenses	1,229	859	370	43.1%
Net operating income	$330	$291	$39	13.4%

Management Services:
Third-party management services revenue	$1,804	$1,792	$12	0.7%
General and administrative expenses	1,303	1,275	28	2.2%
Net operating income	$501	$517	$(16)	(3.1)%

Reconciliations:
Segment revenue	$100,383	$79,730	$20,653	25.9%
Operating expense reimbursements	4,202	5,979	(1,777)	(29.7)%
Total segment revenues	$104,585	$85,709	$18,876	22.0%

Segment operating expenses	$45,675	$37,665	$8,010	21.3%
Reimbursable operating expenses	4,202	5,979	(1,777)	(29.7)%
Total segment operating expenses	$49,877	$43,644	$6,233	14.3%

Segment net operating income	$54,708	$42,065	$12,643	30.1%
Other unallocated general and administrative expenses	(6,193)	(5,308)	(885)	16.7%
Depreciation and amortization	(28,241)	(22,161)	(6,080)	27.4%
Ground lease	(3,833)	(3,798)	(35)	0.9%
Loss on impairment of collegiate housing properties	(11,780)	—	(11,780)	—%
Nonoperating expenses	(12,123)	(8,496)	(3,627)	42.7%
Equity in losses of unconsolidated entities	(134)	(41)	(93)	226.8%
Income (loss) before income taxes, discontinued operations and gain from sale of collegiate housing communities	$(7,596)	$2,261	$(9,857)	(436.0)%

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	90.3%	89.5%	80 bps
Economic(2)	88.8%	87.4%	140 bps
NarPAB(3)	$563	$509	$54
Other income per avail. bed(4)	$39	$40	$(1)
RevPAB(5)	$602	$549	$53
RevPOB(11)	$667	$613	$54
Operating expense per bed(6)	$268	$254	$(14)
Operating margin(7)	55.5%	53.7%	180 bps
Design Beds(8)	161,172	139,934	21,238
Occupied Beds(12)	145,746	125,283	20,463

Same-communities(10):
Occupancy
Physical(1)	90.6%	90.5%	10 bps
Economic(2)	89.3%	87.8%	150 bps
NarPAB(3)	$543	$528	$15
Other income per avail. bed(4)	$35	$35	$—
RevPAB(5)	$578	$563	$15
RevPOB(11)	$638	$622	$16
Operating expense per bed(6)	$251	$242	$(9)
Operating margin(7)	56.5%	56.9%	(40) bps
Design Beds(8)	121,002	121,002	—
Occupied Beds(12)	109,628	109,491	137

(1)Represents a weighted average of the month-end occupancies for the respective period.
(2)Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the months presented.
(4)Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5)Revenue per available bed ("RevPAB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the months presented.
(6)Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the months presented.
(7)Represents operating income divided by revenue.
(8)Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.
(9)This information excludes property information related to discontinued operations.
(10)Represents operating statistics for communities that were owned by us and were operating for the full six months ended June 30, 2014 and 2013. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment.
(11)Revenue per occupied bed ("RevPOB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the occupied beds for each of the months presented.
(12)Represents the sum of the monthly occupied beds in the portfolio during the period.

Total revenue in the collegiate housing leasing segment was $97.0 million for the six months ended June 30, 2014. This represents an increase of $20.2 million, or 26.3%, from the same period in 2013. This increase included $20.1 million of revenue related to 10 new communities, which increased the portfolio to more than 26,000 beds, and $1.9 million of revenue from a 2.7% increase in same-community revenue. The growth in revenue for the 2013-2014 lease term included 2.7% increase in rental rates, a 0.1% improvement in occupancy with a flat growth in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed by EdR for the entire previous calendar year are moved into the same-community portfolio. Six properties were moved into the same-community portfolio on January 1, 2014. Without this impact on the same-community mix, same-community revenue increased 3.1% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Operating expenses in the collegiate housing leasing segment increased $7.6 million, or 21.4%, to $43.1 million for the six months ended June 30, 2014 as compared to the same period in 2013. The 10 new communities added $7.4 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $1.1 million, or 3.8%, over the same period in the prior year, mainly due to a $0.4 million increase in utility costs from extreme weather across the country during the first part of 2014 and an expected rise in real estate taxes of $0.7 million. In total, all other operating expenses for the same-community portfolio were essentially flat for the six months ended June 30, 2014.

Development consulting services

The following table represents the development consulting projects that were active during the six months ended June 30, 2014 and 2013:

			Segment Revenues
Project	Beds	Fee Type	2014	2013	Difference
			(in thousands)
West Chester University of Pennsylvania – Phase II	653	Development fee	$412	$220	$192
Mansfield University of Pennsylvania – Phase II	684	Development fee	3	930	(927)
Wichita State University	784	Development fee	960	—	960
Clarion University	728	Development fee	152	—	152
Purchasing fees	—	Purchasing fee	30	—	30
Miscellaneous consulting fees	—	Consulting fee	2	—	2
Third-party development consulting services total			$1,559	$1,150	$409

Development consulting services revenue increased $0.4 million to $1.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. As disclosed in the table above, third-party development consulting revenue increased $0.4 million primarily due to continued progress on the Wichita State University, West Chester University of Pennsylvania - Phase II and Clarion University projects. There were no revenues associated with cost savings for the six months ended June 30, 2014. The purchasing fee recorded during the six months ended June 30, 2014 relates to fees earned related to the procurement of furniture, fixtures and equipment on behalf of third party owners in accordance with contract terms.

General and administrative expenses for the segment increased $0.4 million, or 43.1%, for the six months ended June 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the increase in active development projects.

Management services

Total management services revenue and general and administrative expenses for the segment remained flat for the six months ended June 30, 2014 when compared to the same period in 2013.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.9 million, or 16.7%, during the six months ended June 30, 2014 as compared to the same period in the prior year, primarily due to the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $6.1 million, or 27.4%, during the six months ended June 30, 2014 as compared to the same period in the prior year. This increase relates primarily to the 10 new properties (acquisitions and developments) opened since January 1, 2013, as discussed above.

Ground lease expense

For the six months ended June 30, 2014, ground lease expense remained flat, as compared to the same period in the prior year. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Loss on impairment of collegiate housing properties

During the six months ended June 30, 2014, the Trust recorded a loss on impairment of collegiate housing properties of $11.8 million. The loss was related to an impairment recognized in the first quarter of 2014 prior to the sale of the property during the period and for two additional properties identified in the second quarter that were determined to be impaired due to a change in circumstances that indicated the carrying value may not be recoverable (see Note 2 to the accompanying condensed consolidated financial statements).

Nonoperating expenses

For the six months ended June 30, 2014, nonoperating expenses increased $3.6 million, or 42.7%, as compared to the same period in the prior year. This primarily relates to an increase in interest expense of $2.7 million and a loss on extinguishment of debt incurred for the six months ended June 30, 2014 of $0.6 million (see Note 4 to the accompanying condensed consolidated financial statements).

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table presents our results of operations for the three months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$46,309	$37,335	$8,974	24.0%
Collegiate housing leasing operating expenses	20,975	17,812	3,163	17.8%
Net operating income	$25,334	$19,523	$5,811	29.8%

Development Consulting Services:
Third-party development consulting services revenue	$757	$759	$(2)	(0.3)%
General and administrative expenses	620	449	171	38.1%
Net operating income	$137	$310	$(173)	(55.8)%

Management Services:
Third-party management services revenue	$786	$823	$(37)	(4.5)%
General and administrative expenses	636	631	5	0.8%
Net operating income	$150	$192	$(42)	(21.9)%

Reconciliations:
Segment revenue	$47,852	$38,917	$8,935	23.0%
Operating expense reimbursements	2,188	2,121	67	3.2%
Total segment revenues	$50,040	$41,038	$9,002	21.9%

Segment operating expenses	$22,231	$18,892	$3,339	17.7%
Reimbursable operating expenses	2,188	2,121	67	3.2%
Total segment operating expenses	$24,419	$21,013	$3,406	16.2%

Segment net operating income	$25,621	$20,025	$5,596	27.9%
Other unallocated general and administrative expenses	(3,010)	(2,568)	(442)	17.2%
Depreciation and amortization	(14,458)	(11,562)	(2,896)	25.0%
Ground lease	(1,934)	(2,210)	276	(12.5)%
Loss on impairment of collegiate housing properties	(9,870)	—	(9,870)	—%
Nonoperating expenses	(5,440)	(4,141)	(1,299)	31.4%
Equity in earnings (losses) of unconsolidated entities	(112)	(22)	(90)	409.1%
Income before income taxes and discontinued operations	$(9,203)	$(478)	$(8,725)	1,825.3%

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the three months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	87.6%	87.3%	30 bps
Economic(2)	85.6%	84.6%	100 bps
NarPAB(3)	$544	$492	$52
Other income per avail. bed(4)	$43	$40	$3
RevPAB(5)	$587	$532	$55
RevPOB(11)	$670	$609	$61
Operating expense per bed(6)	$266	$254	$(12)
Operating margin(7)	54.7%	52.3%	240 bps
Design Beds(8)	78,906	70,154	8,752
Occupied Beds(12)	69,125	61,278	7,847

Same-communities(10):
Occupancy
Physical(1)	88.0%	88.2%	(20) bps
Economic(2)	85.8%	84.8%	100 bps
NarPAB(3)	$521	$509	$12
Other income per avail. bed(4)	$39	$37	$2
RevPAB(5)	$560	$546	$14
RevPOB(11)	$636	$619	$17
Operating expense per bed(6)	$251	$245	$(6)
Operating margin(7)	55.2%	55.2%	—
Design Beds(8)	60,501	60,501	—
Occupied Beds(12)	53,224	53,346	(122)

(1)Represents a weighted average of the month-end occupancies for the respective period.
(2)Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the months presented.
(4)Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5)Revenue per available bed ("RevPAB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the months presented.
(6)Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the months presented.
(7)Represents operating income divided by revenue.
(8)Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.
(9)This information excludes property information related to discontinued operations.
(10)Represents operating statistics for communities that were owned by us and were operating for the full three months ended June 30, 2014 and 2013. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment.
(11)Revenue per occupied bed ("RevPOB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the occupied beds for each of the months presented.
(12)Represents the sum of the monthly occupied beds in the portfolio during the period.

Total revenue in the collegiate housing leasing segment was $46.3 million for the three months ended June 30, 2014. This represents an increase of $9.0 million, or 24.0%, from the same period in 2013. This increase included $9.8 million of revenue related to 10 new communities, which increased the portfolio to more than 26,000 beds, and $0.8 million of revenue from a 2.5% increase in same-community revenue. The growth in same-community revenue for the 2013-2014 lease term included 1.9% increase in rental rates, a 0.4% improvement in occupancy and a 0.2% decline in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed by EdR for the entire previous calendar year are moved into the same-community portfolio. Six properties were moved into the same-community portfolio on January 1, 2014. Without this impact on the same-community mix, same-community revenue increased 2.8% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Operating expenses in the collegiate housing leasing segment increased $3.2 million, or 17.8%, to $21.0 million for the three months ended June 30, 2014 as compared to the same period in 2013. The 10 new communities added $3.7 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.3 million, or 2.4%, over the same period in the prior year, primarily due to an expected increase in real estate taxes of $0.3 million.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended June 30, 2014 and 2013:

			Segment Revenues
Project	Beds	Fee Type	2014	2013	Difference
			(in thousands)
West Chester University of Pennsylvania – Phase II	653	Development fee	$135	$191	$(56)
Mansfield University of Pennsylvania – Phase II	684	Development fee	—	568	(568)
Wichita State University	784	Development fee	470	—	470
Clarion University	728	Development fee	152	—	152
Third-party development consulting services total			$757	$759	$(2)

Development consulting services revenue remained flat for the three months ended June 30, 2014 as compared to the same period in 2013. There were no revenues associated with cost savings for the three months ended June 30, 2014.

General and administrative expenses for the segment increased $0.2 million, or 38.1%, for the three months ended June 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the increase in the number of active development projects.

Management services

Total management services revenue decreased $37.0 thousand, or 4.5%, for the three months ended June 30, 2014 when compared to the same period in 2013, mostly attributable to the loss of two management contracts since the prior year. General and administrative expenses for our management services segment remained flat for the three months ended June 30, 2014 as compared to the same period in the prior year.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.4 million, or 17.2%, during the three months ended June 30, 2014 as compared to the same period in the prior year, primarily due to the growth of our owned portfolio.

Depreciation and amortization

Depreciation and amortization increased $2.9 million, or 25.0%, during the three months ended June 30, 2014 as compared to the same period in the prior year. This increase relates primarily to the 10 new properties (acquisitions and developments) opened since January 1, 2013, as discussed above.

Loss on impairment of collegiate housing properties

During the three months ended June 30, 2014, the Trust recorded a $9.9 million impairment charge related to two properties identified in the second quarter that were determined to be impaired due to a change in circumstances that indicated the carrying value may not be recoverable (see Note 2 to the accompanying condensed consolidated financial statements).

Nonoperating expenses

For the three months ended June 30, 2014, nonoperating expenses increased $1.3 million, or 31.4%, as compared to the same period in the prior year. This primarily relates to an increase in interest expense of $1.1 million for the three months ended June 30, 2014 as compared to the same period in the prior year.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Education Realty Trust, Inc.	$(8,808)	$3,832	$3,258	$7,141
Gain on sale of collegiate housing assets	—	(3,895)	(10,902)	(3,895)
Loss on impairment of collegiate housing assets	9,870	—	11,780	—
Real estate related depreciation and amortization	14,299	11,949	27,921	23,032
Real estate depreciation and amortization on equity investees	50	48	99	96
Noncontrolling interests	(127)	(98)	178	71
FFO available to stockholders and unitholders	15,284	11,836	32,334	26,445
Other adjustments to FFO
Loss on extinguishment of debt	—	—	649	—
Acquisition costs	22	72	23	299
Severance costs, net of tax	285	—	285	—
Straight-line adjustment for ground leases	1,212	1,715	2,425	2,807
Impact of other adjustments to FFO	1,519	1,787	3,382	3,106
FFO on Participating Developments:
Interest on loan to Participating Development	455	455	905	905
Development fees on Participating Development, net of costs and taxes	—	454	—	454
FFO on Participating Developments:	455	909	905	1,359
Core FFO available to stockholders and unitholders	$17,258	$14,532	$36,621	$30,910

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

The following is a reconciliation of our GAAP operating income (loss) to NOI for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss)	$(3,651)	$3,685	$4,661	$10,798
Less: Third-party development services revenue	757	759	1,559	1,150
Less: Third-party management services revenue	786	823	1,804	1,792
Plus: Development and management services expenses	2,282	1,627	4,623	3,398
Plus: General and administrative expenses	1,984	2,021	4,102	4,044
Plus: Ground leases	1,934	2,210	3,833	3,798
Plus: Impairment loss on collegiate housing property	9,870	—	11,780	—
Plus: Depreciation and amortization	14,458	11,562	28,241	22,161
NOI	$25,334	$19,523	$53,877	$41,257

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

The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended June 30, 2014 (in thousands):

	Six Months Ended June 30,	Plus: Year Ended December 31,	Less: Six Months Ended June 30,	Trailing Twelve Months ended June 30,
	2014	2013	2013	2014
Net income attributable to common stockholders	$3,258	$4,323	$7,141	$440
Straight line adjustment for ground leases	2,425	5,255	2,807	4,873
Acquisition costs	23	393	299	117
Depreciation and amortization	28,241	48,098	22,161	54,178
Depreciation and amortization - discontinued operations	—	1,767	1,086	681
Loss on impairment of collegiate housing assets	11,780	5,001	—	16,781
Gain on sale of collegiate housing assets	(10,902)	(3,913)	(3,895)	(10,920)
Interest expense	10,568	17,526	7,909	20,185
Other nonoperating expense	1,555	1,311	587	2,279
Income tax expense (benefit)	(312)	203	(237)	128
Noncontrolling interests	360	308	26	642
Adjusted EBITDA	$46,996	$80,272	$37,884	$89,384

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

The following is a reconciliation of our GAAP total assets to gross assets as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Mortgage and construction loans, net of unamortized premium	$361,173	$422,681
Unamortized premium	1,900	2,291
Mortgage and construction loans	359,273	420,390

Unsecured revolving credit facility	66,000	356,900
Unsecured term loan facility	187,500	—
Total debt	$612,773	$777,290

Total assets	$1,666,047	$1,610,565
Accumulated depreciation(1)	216,530	204,181
Gross assets	$1,882,577	$1,814,746

Debt to gross assets	32.5%	42.8%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Fourth Amended Revolver

On January 14, 2013, the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement and, on October 24, 2013, entered into the First Amendment to the agreement, which increased the maximum facility from $375.0 million to $500.0 million (as amended, the "Fourth Amended Revolver"). The Fourth Amended Revolver also has an accordion feature to $700.0 million, which may be exercised during the first four years subject to satisfaction of certain conditions. The initial maturity date of the Fourth Amended Revolver is January 14, 2018, and the Operating Partnership may extend the maturity date for one year subject to certain conditions.

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of June 30, 2014, the borrowing base availability was $354.9 million, and the Operating Partnership had $66.0 million outstanding under the Fourth Amended Revolver; thus, the remaining borrowing base availability was $288.9 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of June 30, 2014, the interest rate applicable to the Fourth Amended Revolver was 1.56%. If amounts are outstanding, due to the fact that the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of June 30, 2014, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Trust’s Fourth Amended Revolver. The Trust serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement. As of June 30, 2014, the Trust was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Trust entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of June 30, 2014, the effective interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the effective interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

Mortgage and construction debt

Master Secured Credit Facility

The Trust has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions, and all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the Trust had $168.3 million and $169.7 million, respectively, of mortgage loans outstanding under the Master Secured Credit Facility bearing interest at a weighted average fixed interest rate of 5.87%.

Mortgage debt

As of June 30, 2014, the Trust had outstanding mortgage indebtedness of $90.8 million (excluding an unamortized debt premium of $1.9 million). Of the total mortgage debt outstanding at June 30, 2014, $56.8 million relates to mortgage debt bearing interest at fixed rates ranging from 4.2% to 5.6% and $34.0 million relates to mortgage debt bearing interest at variable rates at a weighted average interest rate of 2.29%. The mortgage debt outstanding is secured by underlying collegiate housing properties.

During the six months ended June 30, 2014, the Trust repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the 2011 acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, and the loan was scheduled to mature on January 1, 2020.

Construction loans

As of June 30, 2014, the Trust had construction loans outstanding of $67.8 million related to the following collegiate housing developments: The Oaks on the Square (Phase III) serving the University of Connecticut, The Retreat serving the University of Mississippi, and Roosevelt Point serving Arizona State University - Downtown Phoenix Campus. Interest on these construction loans is at variable rates at a weighted average interest rate of 2.21%.

During the six months ended June 30, 2014, the Trust repaid in full variable rate construction debt with an outstanding principal balance of $32.3 million that was assumed in connection with the development of The Oaks on the Square (Phase I and II). The effective interest rate was equal to 2.41% and was paid on a monthly basis. The loan was scheduled to mature on October 30, 2015.

In connection with the acquisition of The Varsity serving the University of Michigan during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of June 30, 2014, the interest rate applicable to the loan was 2.40%. On August 1, 2015, if certain conditions for extension are met, the Trust has the the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

Liquidity outlook and capital requirements

During the six months ended June 30, 2014, we generated $36.7 million of cash from operations, received $239.9 million in proceeds from a follow on equity offering in June 2014, received proceeds of $187.5 million from the new unsecured term loan facility, received proceeds of $40.0 million related to the sale of two collegiate housing communities, and borrowed $8.8 million under mortgage and construction loans. When combined with $22.1 million of existing cash, during the six months ended June 30, 2014, we were able to repay $290.9 million on the Fourth Amended Revolver, invest $9.4 million of capital into existing communities, invest $6.1 million in joint ventures, repay $69.9 million of mortgage and construction debt, invest $117.1 million in assets under development and distribute $25.3 million to our stockholders and unitholders in order to end the quarter with approximately $11.2 million in cash.

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.46 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. In June 2014, we completed a follow-on equity offering of 24.495 million shares of our common stock, which included 3.195 million shares purchased by underwriters pursuant to an option to purchase additional shares. We received net proceeds of $239.4 million which were used to repay a portion of our Fourth Amended Revolver. The impact of this offering allowed us the ability to enter into two additional 2015 developments and enter into a purchase and sale contract for a $92.0 million acquisition at Arizona State for The District on Apache, which is expected to close in September 2014, while improving our leverage metrics. We will continue to monitor the equity markets and in the future anticipate accessing capital through our At-the-Market equity offering program or additional follow on offerings.

Distributions for the six months ended June 30, 2014 totaled $25.6 million, or $0.22, per weighted average share/unit, compared to cash provided by operations of $36.7 million, or $0.31, per weighted average share/unit.

Based on our closing share price of $10.74 on June 30, 2014, our total enterprise value was $2.1 billion. With net debt (total debt less cash) of $601.6 million as of June 30, 2014, our debt to enterprise value was 28.5% compared to 42.5% as of December 31, 2013. With gross assets of $1.9 billion, which excludes accumulated depreciation of $216.5 million, our debt to gross assets ratio was 32.5% as of June 30, 2014 as compared to 42.8% as of December 31, 2013.

On May 22, 2012, the Trust entered into two equity distribution agreements pursuant to which the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50.0 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust did not sell any shares under the distribution agreements during the six months ended June 30, 2014.

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

Subsequent to June 30, 2014, the Trust completed the sales of Pointe West, a 480-bed community built in 2003 that is approximately two miles from the University of South Carolina campus, and The Reserve on South College, a 576-bed community built in 1999 that is about a half mile from Auburn University’s campus. The net proceeds from these dispositions of approximately $29.9 million were used to pay-off approximately $16.7 million of mortgage debt, with an average interest rate of 4.9%,and to pay down the outstanding balance on our unsecured revolving credit facility.

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

We have thirteen active development projects that we are developing for our ownership with our share of aggregate development costs of $551.9 million. As of June 30, 2014, $250.1 million of the development costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. In January 2014, we entered into a $187.5 million unsecured term loan with five- and seven-year tranches (the "Unsecured Term Loan") (see Note 4 to the accompanying condensed consolidated financial statements). At the same time, we entered into interest rate swap agreements to effectively fix the interest rate. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of June 30, 2014, we were in compliance with all covenants related to our Fourth Amended Revolver.

Commitments

For the six months ended June 30, 2014, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013, except for the net decrease in debt of $164.9 million (see Note 4 to the accompanying condensed consolidated financial statements) and our contractual interest obligations have declined $13.5 million.

Long-term indebtedness

As of June 30, 2014, 26 of our communities were unencumbered by mortgage debt.

As of June 30, 2014, we had outstanding mortgage and construction indebtedness of $361.2 million (net of unamortized debt premium of $1.9 million). The scheduled future maturities of this indebtedness as of June 30, 2014 were as follows (in thousands):

Year Ending December 31,
2014 (6 months as of December 31, 2014)	$11,285
2015	104,086
2016	124,667
2017	46,344
2018	1,629
Thereafter	71,262
Total	359,273
Debt premium	1,900
Outstanding as of June 30, 2014, net of debt premium	$361,173

As of June 30, 2014, the outstanding mortgage and construction debt had a weighted average effective interest rate of 4.37% and carried an average term to maturity of 2.21 years.

The Trust had $66.0 million outstanding under the Fourth Amended Revolver as of June 30, 2014. The Fourth Amended Revolver matures on January 14, 2018, with a one-year extension option, subject to certain conditions. The Fourth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fourth Amended Revolver as of June 30, 2014 was 1.56%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and Operating Partnership units. All such distributions are authorized at the sole discretion of our Board. We may be required to use borrowings under our Fourth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During July of 2013, our Board increased the annual dividend target by 10% from $0.40 to $0.44 per share/unit becoming effective with the August 15, 2013 dividend. During May of 2014, our Board increased the annual dividend target by 9% to $0.48 per share/unit becoming effective with the August 15, 2014 dividend.

Our Board declared a quarter distribution of $0.12 per share of common stock for the quarter ended June 30, 2014. The distribution will be paid on August 15, 2014 to stockholders of record at the close of business on July 31, 2014.

Off-Balance Sheet Arrangements

The Operating Partnership serves as non-recourse, carve-out guarantor, for secured third-party debt in the amount of $23.8 million, held by one unconsolidated joint venture. The loan is scheduled to mature on July 1, 2020. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $6.0 million.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is December 31, 2015, with an option to extend the maturity date to December 31, 2016, provided certain conditions for extension are met. On December 31, 2016, the joint venture has the ability to further extend the maturity date to December 31, 2017, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of June 30, 2014 and December 31, 2013, the joint venture had $45.5 million and $13.1 million, outstanding, respectively, on the construction loans.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is May 2, 2017, with an option to extend the maturity date to May 2, 2018, provided certain conditions for extension are met. On May 2, 2018, the joint venture has the ability to further extend the maturity date to May 2, 2019, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $7.2 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the joint venture's operating agreement, our joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $7.2 million. As of June 30, 2014, the joint venture had not drawn on the construction loan.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximates fair value. The guarantee fee will not be recognized until the second mortgage loan is repaid. The construction loan has an initial maturity date of September 16, 2014, with the ability to extend the maturity date to September 16, 2015, provided certain conditions for extension are met. The project has a $2.5 million reserve to fund any operating or debt service shortfalls that are to be replenished annually by East Baltimore Development, Inc., until a 1.10 debt service coverage ratio is achieved for twelve consecutive months. The second mortgage loan and related debt service are the first at risk if such reserve is not adequate to cover operating expenses and debt service on the construction loan. On July 1, 2014, the third-party owners of the collegiate housing property referred to as 929 at Johns Hopkins University successfully closed on permanent financing for the community. The proceeds from the refinancing were used to repay in full their construction loan, as well as the $18.0 million second mortgage the Trust made to the project. At the time of the refinancing, the Trust also earned and was paid its $3.0 million fee for guaranteeing the construction loan, and recognized all deferred development services revenue and interest income.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of December 31, 2013, $43.2 million had been drawn on the construction loan of which $11.8 million was attributable to LeylandAlliance LLC; this amount is not included in our accompanying condensed consolidated financial statements. On April 1, 2014, the construction loan for the first two phases of the project was repaid in full (see Note 12) and the Trust was released from the guarantee obligations.

During August 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the The Oaks on the Square project. Similar to the construction loan for the first and second phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2014 and December 31, 2013, $10.9 million and $1.3 million had been drawn on the construction loan, of which $3.6 million and $1.0 million, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2014, we had fixed rate debt of $225.1 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $5.8 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $7.3 million increase in the fair value of our fixed rate debt. As of June 30, 2014, 69.2% of the outstanding principal amounts of our mortgage and construction notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.6% and an average term to maturity of 2.8 years.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. The Trust also has investments in unconsolidated entities which are not under its control. Consequently, the Trust’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, under the supervision of our Chief Executive Officer and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer had concluded that, as of June 30, 2014, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the six months ended June 30, 2014, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan, or the 2011 Plan, the Education Realty Trust, Inc. 2012 Omnibus Equity Incentive Plan, or the 2012 Plan and the Education Realty Trust, Inc. 2013 Omnibus Equity Incentive Plan, or the 2013 Plan. There were 27,193 shares repurchased during the first quarter of 2014; there were no repurchases during the second quarter of 2014.

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

During the three months ended June 30, 2014 in connection with the DRSPP, we directed the plan administrator to purchase 914 shares of our common stock for $9,499 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the second quarter of 2014. We also directed the plan administrator to purchase 898 shares of our common stock for $9,188 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP.

The following chart summarizes these purchases of our common stock for the three months ended June 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	335	$9.85	—	—
May 1 - 31, 2014	1,077	$10.39	—	—
June 1 - 30, 2014	400	$10.44	—	—
Total	1,812	$10.31	—	—
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

EDUCATION REALTY TRUST, INC.

Date: August 6, 2014	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2014	By	/s/ J. Drew Koester
J. Drew Koester
Senior Vice President, Assistant Secretary and Chief Accounting Officer
(Interim Principal Financial Officer)

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
10.8
Separation Agreement, dated as of May 12, 2014, by and between Education Realty Trust, Inc. and Randall H. Brown. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on May 12, 2014.)

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013, (iv) the unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013, (v) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).