Form 10-Q
period 2014-09-30
Education Realty Trust, Inc.
filed 2014-11-07
CIK 1302343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 6, 2014, the Registrant had 142,495,459 shares of common stock outstanding, $0.01 par value per share.

EDUCATION REALTY TRUST, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Condensed Consolidated Balance Sheets of Education Realty Trust, Inc. and Subsidiaries as of September 30, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Income of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2014 and 2013	2

Condensed Consolidated Statements of Comprehensive Income of Education Realty Trust, Inc. and Subsidiaries for the three months ended September 30, 2014 and 2013	4

Condensed Consolidated Statements of Changes in Equity of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows of Education Realty Trust, Inc. and Subsidiaries for the nine months ended September 30, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	52

Item 4. Controls and Procedures.	52

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	53

Item 1A. Risk Factors.	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	53

Item 3. Defaults Upon Senior Securities.	54

Item 4. Mine Safety Disclosures.	54

Item 5. Other Information.	54

Item 6. Exhibits.	54

Signatures	55

Part I - Financial Information

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Collegiate housing properties, net	$1,619,531	$1,388,885
Collegiate housing properties - held for sale, net	27,834	—
Assets under development	69,635	116,787
Corporate office furniture, net	3,382	3,249
Cash and cash equivalents	18,422	22,073
Restricted cash	13,482	12,253
Student contracts receivable, net	2,058	807
Receivable from managed third parties	16	361
Notes receivable	375	18,125
Goodwill and other intangibles, net	3,712	3,822
Other assets	54,457	44,203
Total assets	$1,812,904	$1,610,565

Liabilities:
Mortgage and construction debt, net of unamortized premium	$336,114	$422,681
Unsecured revolving credit facility	210,000	356,900
Unsecured term loans	187,500	—
Accounts payable	5,252	2,289
Accrued expenses	64,881	65,357
Deferred revenue	25,517	23,498
Total liabilities	829,264	870,725

Commitments and contingencies (see Note 6)

Redeemable noncontrolling interests	12,052	9,871

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 142,402,758 and 114,740,155 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,424	1,148
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,033,860	813,540
Accumulated deficit	(64,306)	(88,964)
Accumulated other comprehensive loss	(2,414)	—
Total Education Realty Trust, Inc. stockholders’ equity	968,564	725,724
Noncontrolling interests	3,024	4,245
Total equity	971,588	729,969
Total liabilities and equity	$1,812,904	$1,610,565

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Revenues:
Collegiate housing leasing revenue	$144,677	$116,338
Third-party development consulting services	5,264	1,989
Third-party management services	2,856	2,710
Operating expense reimbursements	6,492	8,141
Total revenues	159,289	129,178
Operating expenses:
Collegiate housing leasing operations	70,062	59,430
Development and management services	6,964	5,224
General and administrative	7,520	5,693
Depreciation and amortization	42,928	33,548
Ground lease expense	6,162	5,631
Loss on impairment of collegiate housing properties	12,734	—
Reimbursable operating expenses	6,492	8,141
Total operating expenses	152,862	117,667

Operating income	6,427	11,511

Nonoperating (income) expenses:
Interest expense	15,076	12,478
Amortization of deferred financing costs	1,533	1,268
Interest and other nonoperating income	(9,638)	(372)
Gain on insurance settlement	(8,133)	—
Loss on extinguishment of debt	892	—
Total nonoperating (income) expense	(270)	13,374
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	6,697	(1,863)
Equity in losses of unconsolidated entities	(370)	(102)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	6,327	(1,965)
Income tax expense (benefit)	598	(269)
Income (loss) from continuing operations	5,729	(1,696)
Income from discontinued operations	—	4,381
Income before gain on sale of collegiate housing properties	5,729	2,685
Gain on sale of collegiate housing properties	19,322	—
Net income	25,051	2,685
Less: Net income attributable to the noncontrolling interests	393	6
Net income attributable to Education Realty Trust, Inc.	$24,658	$2,679

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.20	$(0.02)
Discontinued operations	—	0.04
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.20	$0.02
Distributions per share of common stock	$0.34	$0.31

Weighted average common shares outstanding – basic	124,019	114,302
Weighted average common shares outstanding – diluted	125,057	114,302

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30,
	2014	2013

Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of noncontrolling interests	$24,658	$(1,671)
Income from discontinued operations, net of noncontrolling interests	—	4,350
Net income attributable to Education Realty Trust, Inc.	$24,658	$2,679

Comprehensive income:
Net income	$25,051	$2,685
Other comprehensive loss:
Loss on cash flow hedging derivatives	(2,414)	—
Comprehensive income	22,637	2,685
Less: comprehensive income attributable to the noncontrolling interests	393	6
Comprehensive income attributable to Education Realty Trust, Inc.	$22,244	$2,679

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,
	2014	2013
Revenues:
Collegiate housing leasing revenue	$47,657	$39,550
Third-party development consulting services	3,705	839
Third-party management services	1,052	918
Operating expense reimbursements	2,290	2,162
Total revenues	54,704	43,469
Operating expenses:
Collegiate housing leasing operations	26,920	23,847
Development and management services	2,337	1,826
General and administrative	3,422	1,709
Depreciation and amortization	14,688	11,387
Ground lease expense	2,329	1,833
Loss on impairment of collegiate housing properties	953	—
Reimbursable operating expenses	2,290	2,162
Total operating expenses	52,939	42,764

Operating income	1,765	705

Nonoperating (income) expenses:
Interest expense	4,508	4,569
Amortization of deferred financing costs	516	438
Interest and other nonoperating income	(9,527)	(129)
Gain on insurance settlement	(8,133)	—
Loss on extinguishment of debt	243	—
Total nonoperating (income) expenses	(12,393)	4,878
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	14,158	(4,173)
Equity in losses of unconsolidated entities	(236)	(61)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	13,922	(4,234)
Income tax expense (benefit)	910	(32)
Income (loss) from continuing operations	13,012	(4,202)
Loss from discontinued operations	—	(280)
Income (loss) before gain on sale of collegiate housing properties	13,012	(4,482)
Gain on sale of collegiate housing properties	8,421	—
Net income (loss)	21,433	(4,482)
Less: Net income (loss) attributable to the noncontrolling interests	33	(20)
Net income (loss) attributable to Education Realty Trust, Inc.	$21,400	$(4,462)

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted:
Continuing operations	$0.15	$(0.04)
Discontinued operations	—	—
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share	$0.15	$(0.04)
Distributions per share of common stock	$0.12	$0.11

Weighted average common shares outstanding – basic	140,301	114,813
Weighted average common shares outstanding – diluted	141,339	114,813

See accompanying notes to the condensed consolidated financial statements.

	Three months ended September 30,
	2014	2013
Amounts attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of noncontrolling interests	$21,400	$(4,184)
Loss from discontinued operations, net of noncontrolling interests	—	(278)
Net income (loss) attributable to Education Realty Trust, Inc.	$21,400	$(4,462)

Comprehensive income (loss):
Net income (loss)	$21,433	$(4,482)
Other comprehensive income:
Gain on cash flow hedging derivatives	1,343	—
Comprehensive income (loss)	22,776	(4,482)
Less: comprehensive income (loss) attributable to the noncontrolling interests	33	(20)
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$22,743	$(4,462)

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2012	113,062,452	$1,131	$849,878	$(93,287)	$—	$5,088	$762,810
Common stock issued to officers and directors	33,180	—	360	—	—	—	360
Proceeds from issuances of common stock, net of offering costs	1,563,196	17	16,594	—	—	—	16,611
Amortization of restricted stock	43,493	—	1,008	—	—	—	1,008
Cash dividends	—	—	(35,380)	—	—	—	(35,380)
Return of equity to noncontrolling interests	—	—	—	—	—	(796)	(796)
Contributions from noncontrolling interests	—	—	—	—	—	1,197	1,197
Purchase of noncontrolling interests	—	—	(6,693)	—	—	(175)	(6,868)
Comprehensive income	—	—	—	2,679	—	6	2,685
Balance, September 30, 2013	114,702,321	$1,148	$825,767	$(90,608)	$—	$5,320	$741,627

Balance, December 31, 2013	114,740,155	$1,148	$813,540	$(88,964)	$—	$4,245	$729,969
Common stock issued to officers and directors	40,152	—	420	—	—	—	420
Proceeds from issuances of common stock, net of offering costs	27,447,359	274	270,672	—	—	—	270,946
Amortization of restricted stock	175,092	2	560	—	—	—	562
Cash dividends	—	—	(42,050)	—	—	—	(42,050)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,205	2,205
Purchase of noncontrolling interests	—	—	(6,507)	—	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value			(2,775)				(2,775)
Comprehensive income (loss)	—	—	—	24,658	(2,414)	187	22,431
Balance, September 30, 2014	142,402,758	$1,424	$1,033,860	$(64,306)	$(2,414)	$3,024	$971,588

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$25,051	$2,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,928	33,547
Depreciation included in discontinued operations	—	1,414
Loss on disposal of assets	54	12
Gain on sale of collegiate housing properties	(19,322)	(3,895)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,634	4,024
Loss on impairment of collegiate housing properties	12,734	—
Gain on insurance settlement	(8,133)
Loss on extinguishment of debt	892	—
Amortization of deferred financing costs	1,533	1,268
Amortization of unamortized debt premiums	(598)	(581)
Distributions of earnings from unconsolidated entities	52	59
Noncash compensation expense related to stock-based incentive awards	1,775	1,678
Equity in losses of unconsolidated entities	370	102
Change in operating assets and liabilities (net of acquisitions)	10,310	23,263
Net cash provided by operating activities	71,280	63,576

Investing activities:
Property acquisitions, net of cash acquired	(132,202)	(91,216)
Purchase of corporate furniture and fixtures	(759)	(623)
Restricted cash	(1,229)	(4,142)
Insurance proceeds received on property losses	2,129	11,124
Investment in collegiate housing properties	(14,676)	(12,449)
Proceeds from sale of collegiate housing properties	69,000	20,213
Notes receivable	(250)	(125)
Repayment of notes receivable	18,000	3,000
Earnest money deposits	—	(225)
Investment in assets under development	(177,847)	(177,674)
Investments in unconsolidated entities	(8,342)	(8,921)
Net cash used in investing activities	(246,176)	(261,038)

Financing activities:
Payment of mortgage and construction notes	(95,720)	(51,394)
Borrowings under mortgage and construction loans	9,751	87,834
Debt issuance costs	(2,183)	(2,711)
Borrowings under unsecured term loan facility	187,500	—
Debt extinguishment costs	(446)	—
Borrowings on line of credit	344,000	214,033
Repayments of line of credit	(490,900)	(24,133)
Proceeds from issuance of common stock	271,461	16,795
Payment of offering costs	(514)	(199)
Purchase and return of equity to noncontrolling interests	(10,138)	(7,664)
Contributions from noncontrolling interests	2,205	1,197
Dividends and distributions paid to common and restricted stockholders	(42,050)	(35,380)
Dividends and distributions paid to noncontrolling interests	(800)	(334)
Purchase of stock awards to satisfy tax withholdings	(921)	(1,286)
Net cash provided by financing activities	171,245	196,758
Net decrease in cash and cash equivalents	(3,651)	(704)

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30,
	2014	2013
Cash and cash equivalents, beginning of period	22,073	17,039
Cash and cash equivalents, end of period	$18,422	$16,335
Supplemental disclosure of cash flow information:
Interest paid	$19,939	$17,027
Income taxes paid	$121	$428

Supplemental disclosure of noncash activities:
Stock-based compensation	$1,775	$1,678
Capital expenditures in accounts payable and accrued expenses related to developments	$7,670	$10,552
Change in fair value of derivative instruments	$2,414	$—

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash and cash equivalents for the purpose of preparing the condensed consolidated balance sheets and statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash on deposit with certain banks may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of September 30, 2014, the Trust had $8.4 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 3), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter and has borrowed $0.4 million as of September 30, 2014. The loan is secured by CPA's interest in the joint venture.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of predevelopment expenses, (b) invested in the form of an $18.0 million second mortgage, (c) received a $3.0 million fee for providing a repayment guarantee of the construction first mortgage (see Note 6) and (d) received a 10-year management contract. The second mortgage had a maturity date of July 31, 2040. As of December 31, 2013, the note receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying condensed consolidated balance sheet. The Trust did not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust deferred recognition of the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage was repaid, and the Trust no longer had a substantial continuing financial involvement. During the quarter ended September 30, 2014, the third party owners closed on permanent financing for the community and used the proceeds to repay the construction first mortgage and second mortgage. As a result, the Trust recognized development services revenue, net of costs, of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million (reflected in interest income) and interest income on the second mortgage of $6.5 million.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles, such as amounts related to in-place leases. Acquisition costs are expensed as incurred and are included in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three and nine months ended September 30, 2014, the Trust recorded a $1.0 million and $12.7 million loss on impairment of collegiate housing properties, respectively. The impairment losses recorded were related to an impairment recognized in the first quarter of 2014 prior to the sale of a property during the first quarter of 2014 and for two additional properties identified in the second and third quarters that were determined to be impaired due to a change in circumstances that indicated their respective carrying values may not be recoverable. The change in circumstances for the properties could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing property meets the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing property has met the held for sale criteria. Operations of collegiate housing properties that were sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. During the nine months ended September 30, 2013, two properties were classified as discontinued operations in the accompanying condensed consolidated statements of comprehensive income. Both of these properties were sold by December 31, 2013 (see Note 8). Effective January 1, 2014, the Trust adopted Accounting

Standards Update No. 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in the Trust's business will qualify for treatment as discontinued operations. The property dispositions during the three and nine months ended September 30, 2014 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of comprehensive income. As of September 30, 2014, one property met the held for sale criteria, and it is classified as collegiate housing properties - held for sale, net in the accompanying condensed consolidated balance sheet. This property did not meet the criteria for treatment as discontinued operations under the new guidance and was sold in October 2014 (see Note 12).

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statements of changes in equity.

On October 24, 2014, the Trust entered into three equity distribution agreements pursuant to which the Trust may issue and sell shares of its common stock having an aggregate gross offering amount of up to $150 million (see Note 12). When stock is sold, the Trust intends to use the net proceeds to repay the unsecured revolving credit facility (see Note 4), fund its development pipeline, fund acquisitions and for general corporate purposes.

On June 24, 2014, the Trust completed a follow-on equity offering of 24.5 million shares of its common stock, which included 3.2 million shares purchased by the underwriters pursuant to an option to purchase additional shares. The Trust received approximately $239.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses payable by the Trust. The Trust used the net proceeds to pay down the unsecured revolving credit facility (see Note 4).

On May 22, 2012, the Trust entered into two equity distribution agreements pursuant to which the Trust could issue and sell shares of its common stock having an aggregate gross offering amount of up to $50 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust sold 2.9 million shares under the distribution agreements during the nine months ended September 30, 2014 for net proceeds of approximately $31.5 million.

On May 19, 2010, the Trust’s stockholders approved the Education Realty Trust, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2010. Pursuant to the ESPP, all employees of the Trust are eligible to make periodic purchases of common stock through payroll deductions. Subject to the discretion of the compensation committee of the Board, the purchase price per share of common stock purchased by employees under the ESPP is 85% of the fair market value on the applicable purchase date. The Trust reserved 300,000 shares of common stock for sale under the ESPP. The aggregate cost of the ESPP (generally the 15% discount on the shares purchased) is recorded by the Trust as a period expense. For the nine months ended September 30, 2014 and 2013, total compensation expense relating to the ESPP was $26.1 thousand and $14.4 thousand, respectively. For the three months ended September 30, 2014 and 2013, total compensation expense related to the ESPP was $7.3 thousand and $6.8 thousand, respectively. The compensation expense is recorded in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

Debt premiums

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as either an offset or increase to interest expense using the effective interest method. As of September 30, 2014 and December 31, 2013, the Trust had net unamortized debt premiums of $1.7 million and $2.3 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

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

The Trust has elected to treat certain of its subsidiaries, including the Management Company, as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income taxes. The Management Company provides management services, and through the Development Company, provides development services, which if directly provided by the Trust would jeopardize the Trust’s REIT status. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

The Trust had no unrecognized tax benefits as of September 30, 2014 and December 31, 2013. The Trust and its subsidiaries file federal and state income tax returns. As of September 30, 2014, open tax years generally included tax years for 2011, 2012 and 2013. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of September 30, 2014 and December 31, 2013, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Noncontrolling interests

As of September 30, 2014, the Trust had entered into three joint venture agreements to develop, own and manage properties near Arizona State University - Downtown Phoenix (Roosevelt Point), Duke University (605 West) and The University of Louisville (The Retreat at Louisville). The Trust is deemed to be the primary beneficiary of these communities; therefore, the Trust accounts for the joint ventures using the consolidation method of accounting. The Trust's joint venture partners' investments in 605 West met the requirements to be classified outside of permanent equity, and is therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income due to the partner's ability to put their ownership interests to the Trust as stipulated in the operating agreements. The Trust's joint venture partners’ investments in the Arizona State University - Downtown Phoenix joint venture and The University of Louisville joint venture are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income.

As of December 31, 2013, the Trust had entered into a joint venture agreement to develop, own and manage a collegiate housing property near The University of Mississippi (The Retreat at Oxford). The Trust's joint venture partners’ investment is accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in equity and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income through August 29, 2014. On August 29, 2014, the Trust purchased its joint venture partner's 30% interest in The Retreat at Oxford for $8.5 million. This collegiate housing property is now wholly owned by the Trust.

On April 15, 2014, the Trust purchased a portion of its joint venture partner's interest in Roosevelt Point for $0.8 million. As a result of this purchase, the Trust now holds a 95% ownership in the Roosevelt Point collegiate housing property. Additionally, on September 10, 2013, the Trust purchased its joint venture partner's 10% interest in the collegiate housing property referred to as East Edge located near the University of Alabama for $6.9 million and as a result owns 100% of this property.

The units of limited partnership interest of the Operating Partnership (“Operating Partnership Units”) and units of limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as noncontrolling interests. The Trust follows the guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the classification and measurement of redeemable securities. The Operating Partnership Units and the University Towers Operating Partnership Units are redeemable at the option of the holder and essentially have the same economic characteristics as common stock as they participate in net income and distributions. Accordingly, the Trust has determined that the Operating Partnership Units and the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of comprehensive income.

The following table sets forth the activity with the redeemable noncontrolling interests for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance – redeemable noncontrolling interests	$9,871	$8,944
Net income (loss) attributable to redeemable noncontrolling interests	206	(2)
Adjustments to report redeemable noncontrolling interests at fair value	2,775	—
Distributions attributable to redeemable noncontrolling interests	(800)	(334)
Ending balance – redeemable noncontrolling interests	$12,052	$8,608

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2014, the Trust reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Earnings per share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercises of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented. The following table reconciles the basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Basic weighted average shares of common stock outstanding	124,019,046	114,301,779		140,301,433	114,812,694
Operating Partnership Units	830,343	—	(1)	830,343	—	(1)
University Towers Operating Partnership Units	207,257	—	(1)	207,257	—	(1)
Diluted weighted average shares of common stock outstanding	125,056,646	114,301,779		141,339,033	114,812,694

(1) For the three and nine months ended September 30, 2013, the Operating Partnership Units and University Towers Operating Partnership Units were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators for the basic and diluted earnings per share computation is not presented, as the Trust reported a loss from continuing operations for the three and nine months ended September 30, 2013, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share; thus, the computation for both basic and diluted earnings per share is the same.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The accumulated impairment loss recorded by the Trust as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through September 30, 2014. The carrying value of goodwill was $3.1 million as of September 30, 2014 and December 31, 2013, of which $2.1 million was recorded related to the management services segment and $0.9 million was recorded related to the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. In connection with the acquisition of The District on Apache (see Note 7), the Trust recorded an intangible asset related to in-place leases of $0.6 million. The carrying value of other intangible assets was $0.6 million and $0.8 million as of September 30, 2014 and December 31, 2013, respectively.

Investment in unconsolidated entities

The Trust accounts for its investments in unconsolidated joint ventures using the equity method of accounting whereby the carrying value of an investment is adjusted for the Trust’s share of earnings or losses of the respective investment reduced by distributions received by the Trust. The earnings or losses and distributions of the unconsolidated joint ventures are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings or losses in the joint ventures, in the accompanying condensed consolidated balance sheets (see Note 3).

Comprehensive income

The Trust follows the authoritative guidance issued by the FASB relating to the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income includes net income and other comprehensive income (loss) related to the change in fair value of the interest rate swaps (see Note 10).

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

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust does not expect ASU 2014-15 to have a material impact on the Trust's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. The Trust is currently evaluating the provisions of this guidance.

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

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405)" ("ASU 2013-04"), which updated the guidance related to Liabilities to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 requires the entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also requires an entity to disclose the nature and amount of the obligation as well as certain other information. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2013. The adoption did not have a material impact on the Trust's condensed consolidated financial statements.

3. Investments in unconsolidated entities

During the nine months ended September 30, 2014, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method of accounting:

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

During the nine months ended September 30, 2013, the Trust had investments in the following unconsolidated joint ventures that are accounted for under the equity method of accounting:

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

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method of accounting is used to account for these investments. The following is a summary of financial information for the Trust’s unconsolidated joint ventures for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Revenues	$22,006	$2,706
Net loss	(1,246)	(408)
Trust's equity in losses of unconsolidated entities	(370)	(102)

As of September 30, 2014 and December 31, 2013, the Trust had $29.0 million and $21.2 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, the Trust had $1.6 million and $1.7 million, respectively, in liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the credit agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2014, the borrowing base availability was $500.0 million, and the Operating Partnership had $210.0 million outstanding under the Fourth Amended Revolver; thus, the remaining borrowing base availability was $290.0 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of September 30, 2014, the effective interest rate applicable to the Fourth Amended Revolver was 1.46%.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of September 30, 2014, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership and certain of its subsidiaries (together with the Operating Partnership, the “Borrowers”), each of which is an indirectly owned subsidiary of the Trust, entered into a credit agreement (the "Credit Agreement"), which provides for unsecured term loans in the initial aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 13, 2019. The Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The Trust used proceeds from the Term Loan to repay a portion of the outstanding balance under the Fourth Amended Revolver.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Trust’s Fourth Amended Revolver. The Trust serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement. As of September 30, 2014, the Trust was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Trust entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of September 30, 2014, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Mortgage and construction debt

Master Secured Credit Facility

The Trust has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions, and all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the Trust had $160.4 million and $169.7 million, respectively, of mortgage loans outstanding under the Master Secured Credit Facility bearing interest at a weighted average fixed interest rate of 5.91%.

Mortgage debt

As of September 30, 2014, the Trust had outstanding mortgage indebtedness of $81.1 million (excluding an unamortized debt premium of $1.7 million). Of the total mortgage debt outstanding at September 30, 2014, $47.1 million relates to mortgage debt bearing interest at fixed rates ranging from 4.2% to 5.6% and $34.0 million relates to mortgage debt bearing interest at variable rates at a weighted average effective interest rate of 2.29%. The mortgage debt outstanding is secured by underlying collegiate housing properties.

In February 2014, the Trust repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the 2011 acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, and the loan was scheduled to mature on January 1, 2020. In connection with this repayment, the Trust recognized a $0.6 million loss on extinguishment of debt.

On July 1, 2014, in connection with the sale of Pointe West collegiate housing community located at University of South Carolina, the Trust repaid a mortgage debt of $9.5 million in full. The interest rate was equal to 4.92% and the mortgage debt was scheduled to mature on August 1, 2014.

On July 14, 2014, the Trust repaid $7.2 million of mortgage debt that was part of the Master Secured Credit Facility. The interest rate was 4.96% and the mortgage debt was scheduled to mature on January 1, 2015. Simultaneously with the sale of The Reserve on South College, the community was released from the Master Secured Credit Facility (see Note 8). In connection with this pay off, the Trust recognized a $0.1 million loss on extinguishment of debt.

Construction loans

As of September 30, 2014, the Trust had construction loans outstanding of $60.5 million related to the following collegiate housing developments: The Retreat serving the University of Mississippi and Roosevelt Point serving Arizona State University - Downtown Phoenix Campus. Interest on these construction loans is at variable rates at a weighted average effective interest rate of 2.22%.

In April 2014, the Trust repaid in full variable rate construction debt with an outstanding principal balance of $32.3 million related to the development of The Oaks on the Square (Phase I and II). The effective interest rate was equal to 2.41% and the loan was scheduled to mature on October 30, 2015.

On September 30, 2014, the Trust repaid in full variable rate construction debt with an outstanding balance of $8.2 million related to the development of The Oaks on the Square (Phase III) serving the University of Connecticut. The effective interest rate was equal to2.10% and the loan was scheduled to mature on September 11, 2017. In connection with this pay off, the Trust recognized a $0.1 million loss on extinguishment of debt.

On July 9, 2014, the Trust entered into a construction loan agreement related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Trust is the majority owner and will the manage the community once it is completed. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only though July 10, 2017. On July 10, 2017, if certain conditions are met, the Trust has the option to extend the loan until July 9, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis. As of September 30, 2014, there were no amounts outstanding under the construction loan.

In connection with the acquisition of The Varsity serving the University of Michigan during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of September 30, 2014, the effective interest rate applicable to the loan was 2.40%. On August 1, 2015, if certain conditions for extension are met, the Trust has the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

The scheduled maturities of outstanding mortgage and construction indebtedness as of September 30, 2014 are as follows (in thousands):

Fiscal Year Ending December 31,
2014 (3 months ending December 31, 2014)	$896
2015	96,983
2016	124,672
2017	39,068
2018	1,635
Thereafter	71,166
Total	334,420
Debt premium	1,694
Outstanding as of September 30, 2014, net of unamortized debt premium	$336,114

As of September 30, 2014, the outstanding mortgage and construction debt had a weighted average effective interest rate of 4.39% and carried a weighted average term of 2.04 years.

5. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains on insurance settlements, gains (losses) on extinguishment of debt, gains (losses) on sale of collegiate housing properties, income taxes, equity in earnings (losses) of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts.

The following tables represent the Trust’s segment information for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$47,657	$39,550	$144,677	$116,338
Collegiate housing leasing operating expenses	26,920	23,847	70,062	59,430
Net operating income	$20,737	$15,703	$74,615	$56,908
Total segment assets at end of period (1)	$1,750,705	$1,473,665	$1,750,705	$1,473,665

Development Consulting Services:
Third-party development consulting services revenue	$3,705	$839	$5,264	$1,989
General and administrative expenses	692	533	1,922	1,396
Net operating income	$3,013	$306	$3,342	$593
Total segment assets at end of period(2)	$4,941	$6,097	$4,941	$6,097

Management Services:
Third-party management services revenue	$1,052	$918	$2,856	$2,710
General and administrative expenses	630	623	1,933	1,898
Net operating income	$422	$295	$923	$812
Total segment assets at end of period(2)	$9,106	$10,965	$9,106	$10,965

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliations:
Segment revenue	$52,414	$41,307	$152,797	$121,037
Operating expense reimbursements	2,290	2,162	6,492	8,141
Total revenues	$54,704	$43,469	$159,289	$129,178

Segment operating expenses	$28,242	$25,003	$73,917	$62,724
Reimbursable operating expenses	2,290	2,162	6,492	8,141
Total operating expenses	$30,532	$27,165	$80,409	$70,865

Segment net operating income	$24,172	$16,304	$78,880	$58,313

The following is a reconciliation of the reportable segments’ net operating income to the Trust’s consolidated income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment net operating income	$24,172	$16,304	$78,880	$58,313
Other unallocated general and administrative expenses	(4,437)	(2,379)	(10,629)	(7,623)
Depreciation and amortization	(14,688)	(11,387)	(42,928)	(33,548)
Ground lease	(2,329)	(1,833)	(6,162)	(5,631)
Loss on impairment of collegiate housing properties	(953)	—	(12,734)	—
Nonoperating income (expenses)	12,393	(4,878)	270	(13,374)
Equity in losses of unconsolidated entities	(236)	(61)	(370)	(102)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	$13,922	$(4,234)	$6,327	$(1,965)

(1) The increase in segment assets related to collegiate housing leasing is primarily related to the opening of seven new properties and two property acquisitions in 2014 and continued development of five communities for ownership by the Trust.

(2) Total segment assets also include goodwill of $2,149 related to the management services and $921 related to devleopment consulting services.

6. Commitments and contingencies

In April 2013, the Trust entered into a presale agreement with a private developer that obligated the Trust to purchase a newly developed collegiate housing community adjacent to Florida International University for $43.5 million as long as the developer completed the project in time for fall 2014 occupancy. The Trust closed on the acquisition of this property in August 2014 (see Note 7).

In July 2012, the collegiate housing community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which were covered under the Trust's insurance policies. For the nine months ended September 30, 2014 and 2013, the Trust recognized business interruption proceeds of $0.1 million and $1.6 million, respectively. For the three months ended September 30, 2014 and 2013, the Trust recognized business interruption proceeds of nil and $0.6 million, respectively. These amounts are included in collegiate housing leasing revenues in the accompanying condensed consolidated statements of comprehensive income. During the three months ended September 30, 2014, the insurance claims were settled and the Trust recognized a gain on insurance proceeds of $8.1 million in the accompanying condensed consolidated statements of comprehensive income.

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $23.7 million, held by one unconsolidated joint venture. The loan is scheduled to mature on July 1, 2020. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $5.9 million.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is December 31, 2015, with an option to extend the maturity date to December 31, 2016, provided certain conditions for extension are met. On December 31, 2016, the joint venture has the ability to further extend the maturity date to December 31, 2017, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of September 30, 2014 and December 31, 2013, the joint venture had $50.8 million and $13.1 million outstanding, respectively, on the construction loans.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is May 2, 2017, with an option to extend the maturity date to May 2, 2018, provided certain conditions for extension are met. On May 2, 2018, the joint venture has the ability to further extend the maturity date to May 2, 2019, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $7.2 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the joint venture's operating agreement, our joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $7.2 million. As of September 30, 2014, the joint venture had not drawn on the construction loan.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximated fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust collected and recognized the $3.0 million guarantee fee during the three months ended September 30, 2014.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of December 31, 2013, $43.2 million had been drawn on the construction loan of which $11.8 million was attributable to LeylandAlliance LLC; this amount is not included in our accompanying condensed consolidated financial statements. On April 1, 2014, the construction loan for the first two phases of the project was repaid in full and the Trust was released from the guarantee obligations of the construction loan.

During August 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the The Oaks on the Square project. Similar to the construction loan for the first two phases, the Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2013, $1.3 million had been drawn on the construction loan, of which $1.0 million, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statements. On

September 30, 2014, the construction loan for the third phase of the project was repaid in full and the Trust was released from the related guarantee obligations.

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

Under the terms of the limited partnership agreement of University Towers Operating Partnership, LP, so long as the contributing owners of such property hold at least 25% of the University Towers Partnership Units, the Trust has agreed to maintain certain minimum amounts of debt on the property to avoid triggering a taxable gain to the contributing owners. If the Trust fails to do this, the Trust must repay the contributing owners the amount of taxes they incur.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of September 30, 2014 and December 31, 2013, the Trust had reimbursable predevelopment costs of $1.7 million and $1.6 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

7. Acquisition and development of real estate investments

During the three months ended September 30, 2014, the Trust completed the following two collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

Combined acquisition costs for these purchases were $0.9 million and are included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive income for the three months ended September 30, 2014. The Trust funded these acquisitions with proceeds from draws on the Fourth Amended Revolver (see Note 4) and cash on hand. Due to the timing of the completion of the acquisitions, work is still ongoing to determine the fair value of those assets and liabilities as of the acquisition date. The purchase price allocation is expected to be finalized by December 31, 2014.  A preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the dates of the acquisitions are as follows (in thousands):

	109 Tower	District on Apache	Total
Collegiate housing properties	$43,384	$89,216	$132,600
Goodwill and other intangibles, net	—	643	643
Other assets	200	36	236
Current liabilities	(746)	(1,341)	(2,087)
Total net assets acquired	$42,838	$88,554	$131,392

The difference between the collegiate housing property acquisition contract prices of $133.3 million and the total net assets acquired of $131.4 million is primarily due to $1.9 million of net liabilities assumed.

The actual revenue and net income since the acquisition and the unaudited pro forma revenue and net income had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net income	Net income attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 9/30/14	$1,030	$52	$—
2014 supplemental proforma for 1/1/14 – 9/30/14 (1)	$165,458	$28,383	$0.23
2013 supplemental proforma for 1/1/13 – 9/30/13 (1)	$130,576	$3,014	$0.03
(1) Supplemental pro forma earnings for the nine months ended September 30, 2014 were adjusted to exclude $0.4 million of acquisition-related costs incurred during the nine months ended September 30, 2014. Supplemental pro forma earnings for the nine months ended September 30, 2013 were adjusted to include these charges. As 109 Tower opened for the 2014/2015 lease year, the supplemental pro forma revenue and net income for the period January 1, 2013 - September 30, 2013 only includes The District on Apache. In addition, as The District on Apache opened for the 2013/2014 lease year, the supplemental pro forma revenue and net income for January 1, 2013 to September 30, 2013 does not include a full year of operations.

During the year ended December 31, 2013, the Trust completed the following three collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	Aug 2013	745	193	$36,000
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Sept 2013	587	138	$56,189
The Varsity	University of Michigan Ann Arbor, Michigan	Dec 2013	415	181	$53,950

Combined acquisition costs for these purchases were $0.4 million. The Trust funded these acquisitions with assumed debt of $32.4 million and proceeds from draws on the Trust's Fourth Amended Revolver. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Cottages on Lindberg	The Retreat at State College	The Varsity	Total
Collegiate housing properties	$35,704	$55,812	$53,630	$145,146
Other assets	347	442	481	1,270
Current liabilities	(689)	(405)	(449)	(1,543)
Mortgage debt	—	—	(32,420)	(32,420)
Total net assets acquired	$35,362	$55,849	$21,242	$112,453

The difference between the collegiate housing property acquisition contract prices of $146.1 million and the total net assets acquired of $112.5 million is $1.2 million of net assets purchased or liabilities assumed and $32.4 million of assumed debt (see Note 4).

The actual revenue and net income since the acquisition and the unaudited pro forma revenue and net income had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net income	Net income attributable to common stockholders per share - basic and diluted
	(in thousands)
Actual from date of acquisition – 9/30/13	$719	$400	$—
2013 supplemental pro forma for 1/1/13 – 9/30/13(1)	$132,100	$3,004	$0.03
(1) Supplemental pro forma earnings for the nine months ended September 30, 2013 were adjusted to exclude $0.2 million of acquisition-related costs incurred in 2013.

Development of collegiate housing properties

In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC ("Landmark") to develop, own and manage a new 656-bed cottage-style collegiate housing property adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed. As of September 30, 2014, the Trust and Landmark have incurred minimal costs for the project. The community is expected to open in the summer of 2015.

In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing property near Duke University, 605 West. The Trust is the majority owner and managing member of the joint venture and manages the community, which opened in August 2014. As of September 30, 2014, the Trust and Javelin 19 had incurred $44.6 million in costs for the project. During the nine months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $0.6 million and $0.2 million, respectively, and internal development project costs of approximately $0.1 million for both periods related to the development. During the three months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $0.2 million and $0.1 million, respectively, and internal development project costs of $11.7 thousand and $18.8 thousand, respectively. For a period of five years from the date on which the property receives its initial certificate of occupancy, Javelin 19 has the right to require the Trust to purchase Javelin 19’s 10% interest in the joint venture at a price to be determined.

In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s On-Campus Equity Plan, or the ONE Plan SM. As of September 30, 2014, the Trust had incurred $52.9 million in costs for the 2014, 2015 and 2016 deliveries. Phase I opened in August 2013, Phase II opened for the 2014-2015 lease year, Phase II-B is expected to open in the summer of 2015 and the 2016 deliveries are expected to open in the summer of 2016. During the nine months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $2.9 million and $1.0 million, respectively, and internal development costs of $0.8 million and $0.6 million, respectively, related to the developments. During the three months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $1.1 million and $0.5 million, respectively, and internal development project costs of $0.3 million for both periods.

In November 2011, the Trust purchased a collegiate housing property near the University of Colorado, Boulder (The Lotus). The Trust developed additional housing on the existing land, which opened for the 2014/2015 lease year. As of September 30, 2014, the Trust had incurred $21.1 million in project costs. During the nine months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $0.3 million and $73.8 thousand, respectively, and internal development project costs of $0.1 million and $65.9 thousand, respectively, related to the development. During the three months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $0.1 million and $37.2 thousand, respectively, and internal development project costs of $33.7 thousand and $23.7 thousand, respectively.

In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into additional agreements to develop the third and fourth phases of the project. As of September 30, 2014, the Trust had incurred $19.8 million in project costs for the third and fourth phases. During the nine months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $90.5 thousand and $0.6 million, respectively, and capitalized internal development project costs of approximately $0.1 million and $15.8 thousand, respectively, related to the developments. During the three months ended September 30, 2014 and 2013, the Trust capitalized interest costs of $18.5 thousand and $0.1 million, respectively, and internal development project costs of $0.1 million and $4.7 thousand, respectively. The third phase opened in August 2014 and the fourth phase is scheduled to be completed in the summer of 2015.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

8. Disposition of real estate investments and discontinued operations

During the nine months ended September 30, 2014, the Trust sold The Reserve on West 31st collegiate housing community located in Lawrence, Kansas, the College Station at West Lafayette collegiate housing community located in West Lafayette, Indiana, the Pointe West collegiate housing community located in Cayce, South Carolina and The Reserve on South College collegiate housing community located in Auburn, Alabama for a combined sales price of $71.7 million, and received proceeds of $52.2 million, after payoffs of mortgage debt of $16.7 million (see Note 4) and closing costs. The Trust recognized a $19.3 million gain on these dispositions. Two of these properties were sold during the three months ended September 30, 2014, resulting in a gain of $8.4 million.

On December 19, 2013, the Trust sold The Pointe at Western collegiate housing community located in Kalamazoo, Michigan for a sales price of $21.0 million. The Trust received proceeds of $20.0 million after closing costs. On June 19, 2013, the also Trust sold the College Grove collegiate housing community located in Murfreesboro, Tennessee for a price of $20.7 million. The Trust received proceeds of $20.2 million after prorations and closing costs. The Trust recognized a $3.9 million gain on the 2013 dispositions, which is reflected in discontinued operations.

As discussed in Note 2, the Trust early adopted the accounting guidance related to the presentation of discontinued operations as of January 1, 2014. The four property dispositions in 2014 discussed above and any subsequent one-off dispositions are not expected to qualify for treatment as discontinued operations unless the dispositions qualify as a strategic shift in the Trust's business pursuant to ASU 2014-08. The historical operations of all four 2014 property dispositions are presented in continuing operations for all periods presented as the adoption of the guidance is on a prospective basis. Accordingly, the results of operations of the two property dispositions during 2013 are included in discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013.

The following table summarizes the income from discontinued operations, net of noncontrolling interests, for the three and nine months ended September 30, 2013 (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Collegiate housing leasing revenue	$729	$4,470
Collegiate housing leasing operating expenses	(681)	(2,571)
Depreciation and amortization	(327)	(1,414)
Interest income	—	1
Noncontrolling interests	2	(3)
Income from discontinued operations attributable to Education Realty Trust, Inc.	(278)	483
Gain on sale of collegiate housing properties	—	3,895
Noncontrolling interests	—	(28)
Gain on sale of collegiate housing properties attributable to Education Realty Trust, Inc.	—	3,867
Income from discontinued operations, net of noncontrolling interests	$(278)	$4,350

9. Incentive plans

On May 4, 2011, the stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety and authorizes the grant of the 315,000 shares that remained available for grant under the 2004 plan, as well as 3,147,500 additional shares. As of September 30, 2014, the Trust had 2,464,889 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of September 30, 2014 and December 31, 2013, unearned compensation related to restricted stock totaled $0.9 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2014 and 2013, compensation expense of $0.5 million and $0.7 million, respectively, was recognized related to the vesting of restricted stock. During the three months ended September 30, 2014 and 2013, the Trust recognized compensation expense of $0.2 million for both periods related to the vesting of restricted stock. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. Effective January 1, 2014 and January 1, 2013, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP") and the 2013 Long-Term Incentive Plan (the "2013 LTIP"), respectively. The purpose of the 2014 LTIP and 2013 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014 and 2013, the Trust issued 74,233 and 65,791, respectively, of time vested restricted stock to executives and key employees under the 2014 LTIP and 2013 LTIP. Additional shares were issued in August 2014 pursuant to the 2014 LTIP. The restricted stock granted under the 2014 LTIP and the 2013 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2014, the Trust granted 306,914 performance vested RSUs to executives and key employees under the 2014 LTIP described above. On January 1, 2013, the Trust granted a total of 122,180 performance vested RSUs to executives and key employees under the 2013 LTIP described above. As of September 30, 2014 and December 31, 2013, unearned compensation related to RSUs totaled $1.8 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2014 and 2013, compensation expense of $1.0 million and $0.7 million, respectively, was recognized related to the vesting of RSUs. During the three months ended September 30, 2014 and 2013, compensation expense of $0.3 million and $0.2 million, respectively, was recognized related to the vesting of RSUs. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. On January 1, 2014, 203,250 of fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2011.

Pursuant to the terms of a Separation Agreement and Release Agreement (the “Separation Agreement”), dated as of May 12, 2014, between Randall H. Brown and the Trust, Mr. Brown resigned his employment as Chief Financial Officer effective June 30, 2014. In accordance with the Separation Agreement, all unvested shares of time-vested restricted stock granted to Mr. Brown under the Trust’s long term incentive plan fully vested on June 30, 2014; the Trust settled these shares in cash. In addition, the Trust reversed all previously recorded compensation expense related to unvested RSUs granted to Mr. Brown under the 2012 LTIP, 2013 LTIP and 2014 LTIP plans in the aggregate amount of $0.2 million, the impact of which is recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 30, 2014 and 2013 was $1.7 million for both periods.

A summary of the stock-based incentive plan activity is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2013	184,023	(1)	$8.96	390,275	$6.78
Granted	77,833		8.90	306,916	6.40
Vested	(73,429)		8.85	(143,354)	8.82
Surrendered	(41,997)		8.95	(113,103)	8.82
Outstanding as of September 30, 2014	146,430	(1)	$9.17	440,734	$6.86

(1)	Represents unvested shares of restricted stock awards as of the date indicated.

10. Derivatives and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

The Trust’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy. During the nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2014, the Trust had six outstanding interest rate swaps with a combined notional of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, the Trust estimates that an additional $3.6 million will be reclassified to earnings as an increase to interest expense. As of September 30, 2014, the fair value of the derivatives of $2.4 million was included in accrued expenses in the accompanying condensed consolidated balance sheet.

The following table discloses the effect of the derivative instruments on the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(5,021)	Interest expense	$2,607

The following table discloses the effect of the derivative instruments on the condensed consolidated statement of comprehensive income for the three months ended September 30, 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$423	Interest expense	$919

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

As of September 30, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $2.7 million. As of September 30, 2014, the Trust has not posted any collateral related to these agreements. If the Trust had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $2.6 million.

11. Fair Value of Financial Instruments

The Trust follows the guidance contained in FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"). Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing unrelated parties, other than in a forced liquidation or sale. ASC 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.

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

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. The Trust estimates fair value relating to impairment assessments based upon an income capitalization approach (which considers prevailing market capitalization rates and operations of the community) or the negotiated sales price, if applicable. Based upon the inputs used to value properties under the income capitalization approach, the Trust determined that valuations under this method are classified within Level 3 of its fair value hierarchy. For the communities for which the estimated fair value was based on negotiated sales prices, the Trust determined that its valuation was classified within Level 2 of the fair value hierarchy.

One non-financial asset impaired during the nine months ended September 30, 2014 was also disposed of during the period. The table below summarizes non-financial assets that were impaired during the nine months ended September 30, 2014 and remained on the accompanying condensed consolidated balance sheet as of September 30, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Collegiate housing properties, net	$21,781	$—	$21,781	$—

Currently, the Trust uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, the Trust incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Trust's derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of September 30, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents the Trust's assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2013. The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Derivative financial instruments (liability position)	$2,414	$—	$2,414	$—
Deferred compensation plan assets	486	486	—	—

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on the Trust's assessments of available market information and valuation methodologies, including discounted cash flow analyses. The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$375	$—	$313	$—
Unsecured revolving credit facility	210,000	—	210,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	126,895	—	126,895	—
Fixed rate mortgage and construction loans	207,525	—	226,080	—

	December 31, 2013
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,125	$—	$19,330	$—
Unsecured revolving credit facility	356,900	—	356,900	—
Variable rate mortgage and construction loans	193,381	—	193,381	—
Fixed rate mortgage and construction loans	227,009	—	239,162	—

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

12. Subsequent events

The Trust's Board declared a quarterly distribution of $0.12 per share of common stock for the three months ended September 30, 2014. The distribution will be paid on November 15, 2014 to stockholders of record at the close of business on October 31, 2014.

In October 2014, the Trust completed the sale of The Pointe at South Florida collegiate housing community serving the University of South Florida for a sales price of $31.0 million and received net proceeds of $29.7 million. This property was considered held for sale at September 30, 2014, and EROP expects to recognize a gain of approximately $2.3 million in the fourth quarter of 2014.

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.0% margin or LIBOR plus a 2.0% margin and is interest only though October 20, 2017. On October 21, 2017, if certain conditions are met, the Trust has the option to extend the loan until October 19, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis. Similar to the construction loan for the first three phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan.

On October 24, 2014, the Trust entered into three equity distribution agreements pursuant to which the Trust may issue and sell shares of its common stock having an aggregate gross offering amount of up to $150 million. When stock is sold, the Trust intends to use the net proceeds to repay the unsecured revolving credit facility (see Note 4), fund its development pipeline, fund acquisitions and for general corporate purposes.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as net income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains on insurance settlements, gains (losses) on extinguishment of debt, gains (losses) on sale of collegiate housing properties, income taxes, equity in earnings of unconsolidated entities, noncontrolling interests and discontinued operations. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying condensed consolidated financial statements.

Collegiate housing leasing

Collegiate housing leasing revenue represented approximately 94.7% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the nine months ended September 30, 2014. Unlike multi-family housing where apartments are leased by the unit, collegiate-housing communities are typically leased by the bed on an individual lease liability basis. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied instead of the number of apartment units occupied. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income and/or pays a deposit, which is usually equal to two months rent.

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

The majority of our leases commence in mid-August and terminate the last day of July. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. With the addition of on-campus communities under our ONE PlanSM, our portfolio contains a growing number of communities with ten-month leases that typically run from August to May. Due to the nature of our leases, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our tenant population from year to year. In 2014 and 2013, approximately 72.2% and 81.3%, respectively, of our leased beds were to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in November and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July (or May with respect to communities under our ONE PlanSM) academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2014, revenue from our development consulting services represented approximately 3.4% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

•	market analysis and evaluation of collegiate housing needs and options;

•	oversight of and cooperation with college or university in architectural design;

•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;

•	coordination of governmental and university plan approvals;

•	oversight of construction process;

•	design, purchase and installation of furniture;

•	pre-opening marketing to students; and

•	obtaining final approvals of construction.

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

Management services

For the nine months ended September 30, 2014, revenue from our management services segment represented approximately 1.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. However, in the markets we serve, we expect the pace of new supply growth in 2015 to decline 15% from the pace in 2014. We are projecting a 1.6% increase in supply in 2015, which is slightly outpacing enrollment growth in our markets where the three-year compounded annual enrollment growth rate is 1.5%. Although these statistics in themselves are not favorable, the gap between supply growth and enrollment growth is not large, the pace of new supply is slowing, and we believe that enrollment growth alone does not reflect total demand as there is pent-up demand that exists for new, purpose-built student housing product, where students are moving out of old, outdated housing, and into newer communities with more amenities. This is evidenced by the 5% growth in same-community revenue we achieved in our 2013-2014 leasing cycle and 4% growth we achieved for the current 2014-2015 lease year, as well as other market data. As a result, we believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 4.4% over the last five years, has not changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full nine months ended September 30, 2014 and 2013, are not conducting or planning to conduct substantial development or redevelopment activities, are not classified as discontinued operations or have not been sold or are under contract pending sale. The collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013. This property is the only community excluded from same-community as a result of redevelopment activities. During the nine months ended September 30, 2014, the Trust sold The Reserve on West 31st located in Lawrence, Kansas, the College Station at West Lafayette located in West Lafayette, Indiana, the Pointe West located in Cayce, South Carolina and The Reserve on South College located in Auburn, Alabama. These four collegiate housing communities are also excluded from our same-community portfolio as they have been sold. The collegiate housing community referred to as The Pointe at South Florida serving the University of South Florida met the held for sale accounting criteria as of September 30, 2014 and as a result, was also excluded from our same-community portfolio. This property was subsequently sold in October 2014 (see Note 12 to the accompanying condensed consolidated financial statements).

Our communities’ occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the nine months ended September 30, 2014, same-

community revenue per occupied bed increased to $629 and same-community physical occupancy increased to 90.0%, compared to same-community revenue per occupied bed of $611 and same-community physical occupancy of 89.9% for the nine months ended September 30, 2013. The results represent averages for the Trust’s same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to university and local economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize our exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2014/2015 lease term with a 4% increase in rental revenue. Opening occupancy was up 200 basis points to 96.3% and net rental rates opened the term 2% above the prior year. New-communities opened the 2014/2015 lease term with an average occupancy of 96.1%.

Development consulting services

For the nine months ended September 30, 2014 and 2013, third-party development fee revenue was $5.3 million and $2.0 million, respectively. Third-party development fee revenue recognized during the nine months ended September 30, 2014 includes $2.6 million recognized related to previously deferred fees on the participating project at Johns Hopkins University (see Note 2 to the accompanying condensed consolidated financial statements). Over the last couple of years we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect future project volume to remain around these levels. We delivered two third-party projects in August 2014, and we are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Clarion University of Pennsylvania and East Stroudsburg University - Pennsylvania Phase II.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The On-Campus Equity Plan, or The ONE PlanSM, is our private equity program for universities, which allows universities to use the Trust’s equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide the Trust’s equity to solve a university’s housing needs through a ground lease structure where the Trust owns the land improvements and operates the community. Others in the industry have similar programs and to date the Trust has ten ONE PlanSM projects completed or underway. In December 2011, the Trust was selected by the University of Kentucky ("UK"), to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. Phase I of the UK Campus Housing Revitalization Plan, a 601-bed community called Central Hall I & II, opened in August 2013 with all beds leased. Phase II, which includes four communities with 2,381 beds for a total project cost of approximately $138.0 million, opened in August 2014 with all beds leased. Construction on the 2015 deliveries is on-track to deliver 1,610 beds for a total cost of $101.2 million and the 2016 deliveries of 1,141 beds for a total cost of $83.9 million are also underway. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. As universities can see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party fee development contracts to be stagnant or decline as more universities avail themselves of this new program.

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

Collegiate housing operating costs

Same-community operating expenses have increased at a 2.3% compounded annual growth rate for the last four years, including 2013. Excluding real estate taxes, which are our most variable expenses and drove a 4.2% increase in expenses in 2013, our operating expenses have been relatively flat during the four year period. We expect full year same-community operating expenses to increase between 3-4% going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

G&A costs (before development pursuit costs, acquisition costs and severance) increased 4.1% in 2013 and 9.5% in 2012. With the 21% growth in gross assets in 2013 and the recently completed 2014 developments and acquisitions increasing gross assets by 25% in 2014, we expect general and administrative costs to continue to increase at a double digit rate in 2014 to support the growth in our asset base.

Asset repositioning and capital recycling

Starting in 2010, we have made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2014. Since 2009, we have acquired $815 million of collegiate housing communities, completed $494 million of developments and disposed of $342 million of collegiate housing communities, including the disposition of The Pointe at South Florida (see Note 12 to the accompanying condensed consolidated financial statements). These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $683. Currently, 71% of our beds and 75% of our community NOI are located on or pedestrian to campus.

In August 2014, we completed seven development projects for our ownership with project costs of $213.2 million within walking distance of universities such as University of Colorado, Duke University and University of Connecticut and directly on the campus of University of Kentucky (see Note 7 to the accompanying condensed consolidated financial statements).

Also in August 2014, we completed the presale acquisition of a collegiate housing property adjacent to Florida International University in Miami, FL for $43.5 million. This acquisition increased our portfolio by an additional 542 beds.

In September 2014, we also purchased The District on Apache, a 900-bed collegiate housing community located adjacent to the Arizona State University campus for $89.8 million in cash.

We have five active owned development projects with anticipated aggregate project costs of $330.7 million that are within walking distance of universities such as Georgia, Connecticut and Louisville and directly on the campus of the University of Kentucky (see Note 7 to the accompanying condensed consolidated financial statements). These developments, which are scheduled to open in 2015 and 2016, will increase our portfolio by 4,089 beds. In addition, these developments have an average distance to campus of less than 0.1 miles, are located on or near universities with average enrollment of 22,467, and will produce an average rental rate of $830 per bed.

Our asset repositioning and capital recycling efforts included the following transactions during the nine months ended September 30, 2014:

•	In March 2014, we sold The Reserve on West 31st a non-pedestrian collegiate housing community at to the University of Kansas, for net cash proceeds of $14.0 million after closing costs; and

•	Also in March 2014, we sold the College Station at West Lafayette non-pedestrian collegiate housing community in Kalamazoo, Michigan, for net cash proceeds of $27.9 million after closing costs.

•
In July 2014, we sold Pointe West a non-pedestrian collegiate housing community serving the University of South Carolina, and The Reserve on South College serving Auburn University, for aggregate net cash proceeds of $29.9 million after closing costs.

•
Subsequent to September 30, 2014, the Trust completed the sale of The Pointe at South Florida, a 1,002-bed community built in 1999 that is not pedestrian to the University of South Florida’s campus. The net proceeds from this disposition of approximately $29.7 million were used to pay down the Fourth Amended Revolver.

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

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following table presents our results of operations for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$144,677	$116,338	$28,339	24.4%
Collegiate housing leasing operating expenses	70,062	59,430	10,632	17.9%
Net operating income	$74,615	$56,908	$17,707	31.1%

Development Consulting Services:
Third-party development consulting services revenue	$5,264	$1,989	$3,275	164.7%
General and administrative expenses	1,922	1,396	526	37.7%
Net operating income	$3,342	$593	$2,749	463.6%

Management Services:
Third-party management services revenue	$2,856	$2,710	$146	5.4%
General and administrative expenses	1,933	1,898	35	1.8%
Net operating income	$923	$812	$111	13.7%

Reconciliations:
Segment revenue	$152,797	$121,037	$31,760	26.2%
Operating expense reimbursements	6,492	8,141	(1,649)	(20.3)%
Total revenues	$159,289	$129,178	$30,111	23.3%

Segment operating expenses	$73,917	$62,724	$11,193	17.8%
Reimbursable operating expenses	6,492	8,141	(1,649)	(20.3)%
Total operating expenses	$80,409	$70,865	$9,544	13.5%

Segment net operating income	$78,880	$58,313	$20,567	35.3%
Other unallocated general and administrative expenses	(10,629)	(7,623)	(3,006)	39.4%
Depreciation and amortization	(42,928)	(33,548)	(9,380)	28.0%
Ground lease	(6,162)	(5,631)	(531)	9.4%
Loss on impairment of collegiate housing properties	(12,734)	—	(12,734)	—%
Nonoperating (expenses) income	270	(13,374)	13,644	(102.0)%
Equity in losses of unconsolidated entities	(370)	(102)	(268)	262.7%
Income (loss) before income taxes, discontinued operations and gain from sale of collegiate housing communities	$6,327	$(1,965)	$8,292	(422.0)%

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	90.1%	89.3%	80 bps
Economic(2)	84.1%	83.1%	100 bps
NarPAB(3)	$546	$489	$57
Other income per avail. bed(4)	$44	$44	$—
RevPAB(5)	$590	$533	$57
RevPOB(11)	$655	$597	$58
Operating expense per bed(6)	$286	$272	$(14)
Operating margin(7)	51.6%	48.9%	270 bps
Design Beds(8)	245,048	218,166	26,882
Occupied Beds(12)	220,757	194,735	26,022

Same-communities(10):
Occupancy
Physical(1)	90.0%	89.9%	10 bps
Economic(2)	84.8%	83.3%	150 bps
NarPAB(3)	$524	$509	$15
Other income per avail. bed(4)	$42	$40	$2
RevPAB(5)	$566	$549	$17
RevPOB(11)	$629	$611	$18
Operating expense per bed(6)	$272	$263	$(9)
Operating margin(7)	52.0%	52.1%	(10) bps
Design Beds(8)	172,485	172,485	—
Occupied Beds(12)	155,311	155,041	270

(1)Represents a weighted average of the month-end occupancies for the respective period.
(2)Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the periods presented.
(4)Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5)Revenue per available bed ("RevPAB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for each of the periods presented.
(6)Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for each of the periods presented.
(7)Represents operating income divided by revenue.
(8)Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.
(9)This information excludes property information related to discontinued operations.
(10)Represents operating statistics for communities that were owned by us and were operating for the full nine months ended September 30, 2014 and 2013. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment. In addition, the collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013.
(11)Revenue per occupied bed ("RevPOB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the occupied beds for each of the periods presented.
(12)Represents the sum of the monthly occupied beds in the portfolio during the period.

Total revenue in the collegiate housing leasing segment was $144.7 million for the nine months ended September 30, 2014. This represents an increase of $28.3 million, or 24.4%, from the same period in 2013. This increase included $29.9 million of revenue related to 18 new communities, which increased the portfolio to more than 29,000 beds, and $2.9 million of revenue from a 3.0% increase in same-community revenue. The growth in revenue for the 2013-2014 lease term included 2.5% increase in rental rates, a 0.2% improvement in occupancy and a 0.2% growth in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed by EdR for the entire previous calendar year are moved into the same-community portfolio.

Operating expenses in the collegiate housing leasing segment increased $10.6 million, or 17.9%, to $70.1 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The 18 new communities added $12.0 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $1.5 million, or 3.3%, over the same period in the prior year, mainly due to a $0.4 million increase in utility costs from extreme weather across the country during the first part of 2014 and an expected rise in real estate taxes of $1.0 million. In total, all other operating expenses for the same-community portfolio were essentially flat for the nine months ended September 30, 2014.

Development consulting services

The following table represents the development consulting projects that were active during the nine months ended September 30, 2014 and 2013:

			Segment Revenues
Project	Beds	Fee Type	2014	2013	Difference
			(in thousands)
West Chester University of Pennsylvania – Phase II	653	Development fee	$442	$577	$(135)
Mansfield University of Pennsylvania – Phase II	684	Development fee	3	1,224	(1,221)
Wichita State University	784	Development fee	1,736	121	1,615
Clarion University	728	Development fee	470	—	470
Purchasing fees	—	Purchasing fee	30	—	30
Miscellaneous consulting fees	—	Consulting fee	2	67	(65)
Third-party development consulting services total			$2,683	$1,989	$694
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	2,581	—	2,581
Development consulting services total			$5,264	$1,989	$3,275

Third-party development consulting services revenue increased $0.7 million to $2.7 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The Trust recognized development fees and cost savings on Wichita State University of approximately $1.0 million and $0.6 million, respectively, and development fees on Clarion University of $0.5 million during the nine months ended September 30, 2014. These fees were offset by a decrease in development fees recognized on West Chester University of Pennsylvania – Phase II of $0.1 million and Mansfield University of Pennsylvania– Phase II of $1.2 million.

Development consulting services on the participating project at Johns Hopkins increased $2.6 million related to the deferred fees recognized during the three months ended September 30, 2014. These fees were collected in prior years but were deferred for GAAP purposes due to our participation in the project. The third-party owner successfully closed on permanent financing for the community in July 2014 and repaid their construction loan as well as the $18.0 million mezzanine investment the Trust advanced to the project. As a result of the refinancing, all previously deferred fees were recognized (see Note 2 to the accompanying condensed consolidated financial statements).

General and administrative expenses for the segment increased $0.5 million, or 37.7%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the increase in active development projects.

Management services

Total management services revenue increased $0.1 million, or 5.4%, for the nine months ended September 30, 2014 when compared to the same period in 2013 due primarily to the performance of our existing management portfolio.

General and administrative expenses for the segment remained flat for the nine months ended September 30, 2014 when compared to the same period in 2013.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $3.0 million, or 39.4%, during the nine months ended September 30, 2014 as compared to the same period in the prior year. The increase includes approximately $1.4 million in acquisition, development pursuit and severance costs, with the remainder related primarily to payroll costs related to the growth in our business and continued asset repositioning efforts.

Depreciation and amortization

Depreciation and amortization increased $9.4 million, or 28.0%, during the nine months ended September 30, 2014 as compared to the same period in the prior year. This increase relates primarily to the 18 new properties (acquisitions and developments) opened since January 1, 2013, as discussed above.

Ground lease expense

Ground lease expense increased $0.5 million, or 9.4%, during the nine months ended September 30, 2014 as compared to the same period in the prior year. This increase relates primarily to the opening of five developments on the campus of the University of Kentucky in 2013 and 2014. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Loss on impairment of collegiate housing properties

During the nine months ended September 30, 2014, the Trust recorded impairment losses of $12.7 million, related to collegiate housing communities. The assets were determined to be impaired due to a change in circumstances that indicated their carrying values may not be recoverable (see Note 2 to the accompanying condensed consolidated financial statements). The change in circumstances for the properties could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

Nonoperating (income) expenses

Nonoperating expenses decreased $13.6 million to income of $0.3 million for the nine months ended September 30, 2014. Contributing to the decrease was interest income and a guarantee fee related to the participating project at Johns Hopkins of $6.5 million and $3.0 million, respectively, recognized during the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2014, we settled all claims related to the insurance settlement on the 3949 Lindell property, which was damaged by fire in July 2012, and recognized a gain of $8.1 million (see Note 6 to the accompanying condensed consolidated financial statements). Offsetting these one-time nonoperating income items was an increase in interest expense of $2.6 million and a loss on extinguishment of debt of $0.9 million (see Note 4 to the accompanying condensed consolidated financial statements) during the nine months ended September 30, 2014.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following table presents our results of operations for the three months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$47,657	$39,550	$8,107	20.5%
Collegiate housing leasing operating expenses	26,920	23,847	3,073	12.9%
Net operating income	$20,737	$15,703	$5,034	32.1%

Development Consulting Services:
Third-party development consulting services revenue	$3,705	$839	$2,866	341.6%
General and administrative expenses	692	533	159	29.8%
Net operating income	$3,013	$306	$2,707	884.6%

Management Services:
Third-party management services revenue	$1,052	$918	$134	14.6%
General and administrative expenses	630	623	7	1.1%
Net operating income	$422	$295	$127	43.1%

Reconciliations:
Segment revenue	$52,414	$41,307	$11,107	26.9%
Operating expense reimbursements	2,290	2,162	128	5.9%
Total revenues	$54,704	$43,469	$11,235	25.8%

Segment operating expenses	$28,242	$25,003	$3,239	13.0%
Reimbursable operating expenses	2,290	2,162	128	5.9%
Total operating expenses	$30,532	$27,165	$3,367	12.4%

Segment net operating income	$24,172	$16,304	$7,868	48.3%
Other unallocated general and administrative expenses	(4,437)	(2,379)	(2,058)	86.5%
Depreciation and amortization	(14,688)	(11,387)	(3,301)	29.0%
Ground lease	(2,329)	(1,833)	(496)	27.1%
Loss on impairment of collegiate housing properties	(953)	—	(953)	—%
Nonoperating income (expenses)	12,393	(4,878)	17,271	(354.1)%
Equity in losses of unconsolidated entities	(236)	(61)	(175)	286.9%
Income (loss) before income taxes and discontinued operations	$13,922	$(4,234)	$18,156	(428.8)%

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	89.8%	88.9%	90 bps
Economic(2)	75.6%	75.7%	(10) bps
NarPAB(3)	$514	$453	$61
Other income per avail. bed(4)	$54	$53	$1
RevPAB(5)	$568	$506	$62
RevPOB(11)	$633	$569	$64
Operating expense per bed(6)	$321	$305	$(16)
Operating margin(7)	43.5%	39.7%	380 bps
Design Beds(8)	83,876	78,232	5,644
Occupied Beds(12)	75,281	69,542	5,739

Same-communities(10):
Occupancy
Physical(1)	89.1%	89.0%	10 bps
Economic(2)	76.1%	74.9%	120 bps
NarPAB(3)	$476	$462	$14
Other income per avail. bed(4)	$53	$49	$4
RevPAB(5)	$529	$511	$18
RevPOB(11)	$593	$574	$19
Operating expense per bed(6)	$312	$303	$(9)
Operating margin(7)	40.9%	40.6%	30 bps
Design Beds(8)	57,495	57,495	—
Occupied Beds(12)	51,244	51,139	105

(1)Represents a weighted average of the month-end occupancies for the respective period.
(2)Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3)Net apartment rent per available bed ("NarPAB") represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the periods presented.
(4)Represents other GAAP-based income for the respective period divided by the sum of the design beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5)Revenue per available bed ("RevPAB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the design beds in the portfolio for the period presented.
(6)Represents property-level operating expense excluding management fees, depreciation and amortization and ground/facility lease fees divided by the sum of the design beds for the period presented.
(7)Represents operating income divided by revenue.
(8)Represents the sum of the monthly design beds in the portfolio during the period. Design beds are total beds (including staff and model beds) in the portfolio.
(9)This information excludes property information related to discontinued operations.
(10)Represents operating statistics for communities that were owned by us and were operating for the full three months ended September 30, 2014 and 2013. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment. In addition, the collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013.
(11)Revenue per occupied bed ("RevPOB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the occupied beds for the period presented.
(12)Represents the sum of the monthly occupied beds in the portfolio during the period.

Total revenue in the collegiate housing leasing segment was $47.7 million for the three months ended September 30, 2014. This represents an increase of $8.1 million, or 20.5%, from the same period in 2013. This increase included $9.8 million of revenue related to 18 new communities, which increased the portfolio to more than 29,000 beds, and $1.0 million of revenue from a 3.5% increase in same-community revenue. The growth in same-community revenue included a 2.1% growth in rental rates, a 0.6% improvement in occupancy and a 0.8% increase in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed by EdR for the entire previous calendar year are moved into the same-community portfolio.

Operating expenses in the collegiate housing leasing segment increased $3.1 million, or 12.9%, to $26.9 million for the three months ended September 30, 2014 as compared to the same period in 2013. The 18 new communities added $4.6 million of operating expenses over the same period in the prior year. In addition, same-community operating expenses increased $0.5 million, or 2.9%, over the same period in the prior year, primarily due to an expected increase in real estate taxes of $0.4 million. These increases were offset by a decrease in operating expenses of $2.1 million related to the four property dispositions during 2014.

Development consulting services

The following table represents the development consulting projects that were active during the three months ended September 30, 2014 and 2013:

			Segment Revenues
Project	Beds	Fee Type	2014	2013	Difference
			(in thousands)
West Chester University of Pennsylvania – Phase II	653	Development fee	$30	$358	$(328)
Mansfield University of Pennsylvania – Phase II	684	Development fee	—	294	(294)
Wichita State University	784	Development fee	776	120	656
Clarion University	728	Development fee	318	—	318
Miscellaneous consulting fees	—	Consulting fee	—	67	(67)
Third-party development consulting services total			$1,124	$839	$285
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	2,581	—	2,581
Development consulting services total			$3,705	$839	$2,866

Third-party development consulting services revenue increased $0.3 million to $1.1 million for the three months ended September 30, 2014 as compared to the same period in 2013 primarily related to $0.6 million of cost savings recognized on the Wichita State University project and fees earned on the Clarion University development offset by a decline in fees recognized on West Chester University of Pennsylvania – Phase II and Mansfield University of Pennsylvania – Phase II due to the completion of these projects.

Development consulting services on the participating project at Johns Hopkins increased $2.6 million related to the deferred fees recognized during the three months ended September 30, 2014. These fees were collected in prior years but were deferred for GAAP purposes due to our participating involvement in the project. The third-party owner successfully closed on permanent financing for the community in July 2014 and repaid their construction loan as well as the $18.0 million mezzanine investment the Trust made to the project. As a result of the refinancing, all previously deferred fees were recognized (see Note 2 to the accompanying condensed consolidated financial statements).

General and administrative expenses for the segment increased $0.2 million, or 29.8%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the increase in activity at universities and our pursuit of of those opportunities.

Management services

Total management services revenue increased $0.1 million, or 14.6%, for the three months ended September 30, 2014 when compared to the same period in 2013. General and administrative expenses for our management services segment remained flat for the three months ended September 30, 2014 as compared to the same period in the prior year.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $2.1 million, or 86.5%, during the three months ended September 30, 2014 as compared to the same period in the prior year, primarily due to $1.1 million of development pursuit, acquisition and severance costs as well as an increase in payroll costs related to the growth in our business and continued asset repositioning efforts.

Depreciation and amortization

Depreciation and amortization increased $3.3 million, or 29.0%, during the three months ended September 30, 2014 as compared to the same period in the prior year. This increase relates primarily to the 18 new properties (acquisitions and developments) opened since January 1, 2013, as discussed above.

Ground lease expense

Ground lease expense increased $0.5 million, or 27.1%, during the three months ended September 30, 2014 as compared to the same period in the prior year. This increase relates primarily to the opening of five developments on the campus of the University of Kentucky in 2013 and 2014. The Trust recognizes ground lease expense on a straight-line basis over the life of the lease.

Loss on impairment of collegiate housing properties

During the three months ended September 30, 2014, the Trust recorded a $1.0 million impairment charge related to a property that was determined to be impaired due to a change in circumstances that indicated the carrying value may not be recoverable (see Note 2 to the accompanying condensed consolidated financial statements). The change in circumstances for the properties could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

Nonoperating income (expenses)

Nonoperating expenses decreased $17.3 million to income of $12.4 million for the three months ended September 30, 2014. Contributing to the decrease was interest income and a guarantee fee related to the participating project at Johns Hopkins of $6.5 million and $3.0 million, respectively, recognized during the three months ended September 30, 2014. In addition, during the three months ended September 30, 2014, we settled all claims related to the insurance settlement on the 3949 Lindell property, which was damaged by fire in July 2012, and recognized a gain of $8.1 million (see Note 6 to the accompanying condensed consolidated financial statements). Offsetting these one-time nonoperating income items was a loss on extinguishment of debt of $0.2 million (see Note 4 to the accompanying condensed consolidated financial statements) during the three months ended September 30, 2014.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Education Realty Trust, Inc.	$21,400	$(4,462)	$24,658	$2,679
Gain on sale of collegiate housing properties	(8,421)	—	(19,322)	(3,895)
Gain on insurance settlement	(8,133)	—	(8,133)	—
Loss on impairment of collegiate housing properties	953	—	12,734	—
Real estate related depreciation and amortization	14,444	11,548	42,365	34,580
Real estate depreciation and amortization on equity investees	45	48	144	144
Noncontrolling interests	71	(73)	250	(2)
FFO available to stockholders and unitholders	20,359	7,061	52,696	33,506
Other adjustments to FFO:
Loss on extinguishment of debt	243	—	892	—
Acquisition costs	1,034	(19)	1,058	280
Severance costs, net of tax	29	—	314	—
Straight-line adjustment for ground leases	1,209	1,217	3,634	4,024
Impact of other adjustments to FFO	2,515	1,198	5,898	4,304
FFO on Participating Developments:
Interest on loan to Participating Development	(6,486)	460	(5,581)	1,365
Development fees on Participating Development, net of costs and taxes	(1,548)	—	(1,548)	454
FFO on Participating Developments:	(8,034)	460	(7,129)	1,819
Core FFO available to stockholders and unitholders	$14,840	$8,719	$51,465	$39,629

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

The following is a reconciliation of our GAAP operating income to NOI for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$1,765	$705	$6,427	$11,511
Less: Third-party development services revenue	3,705	839	5,264	1,989
Less: Third-party management services revenue	1,052	918	2,856	2,710
Plus: Development and management services expenses	2,337	1,826	6,964	5,224
Plus: General and administrative expenses	3,422	1,709	7,520	5,693
Plus: Ground leases	2,329	1,833	6,162	5,631
Plus: Impairment loss on collegiate housing properties	953	—	12,734	—
Plus: Depreciation and amortization	14,688	11,387	42,928	33,548
NOI	$20,737	$15,703	$74,615	$56,908

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income or loss excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing properties; (5) gain on sale of collegiate housing properties; (6) interest expense; (7) other nonoperating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; and (10) applicable expenses related to discontinued operations. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.

The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,	Plus: Year Ended December 31,	Less: Nine Months Ended September 30,	Trailing Twelve Months ended September 30,
	2014	2013	2013	2014
Net income attributable to common stockholders	$24,658	$4,323	$2,679	$26,302
Straight line adjustment for ground leases	3,634	5,255	4,024	4,865
Acquisition costs	1,058	393	280	1,171
Depreciation and amortization	42,928	48,098	33,548	57,478
Depreciation and amortization - discontinued operations	—	1,767	1,414	353
Loss on impairment of collegiate housing properties	12,734	5,001	—	17,735
Gain on sale of collegiate housing properties	(19,322)	(3,913)	(3,895)	(19,340)
Gain on insurance settlement	(8,133)	—	—	(8,133)
Interest expense	15,076	17,526	12,478	20,124
Amortization of deferred financing costs	1,533	1,758	1,268	2,023
Interest income	(6,638)	(447)	(372)	(6,713)
Loss on extinguishment of debt	892	—	—	892
Income tax expense (benefit)	598	203	(269)	1,070
Noncontrolling interests	393	308	6	695
Adjusted EBITDA	$69,411	$80,272	$51,161	$98,522

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

The following is a reconciliation of our GAAP total assets to gross assets as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Mortgage and construction loans, net of unamortized premium	$336,114	$422,681
Unamortized premium	1,694	2,291
Mortgage and construction loans	334,420	420,390

Unsecured revolving credit facility	210,000	356,900
Unsecured term loan facility	187,500	—
Total debt	$731,920	$777,290

Total assets	$1,812,904	$1,610,565
Accumulated depreciation(1)	220,695	204,181
Gross assets	$2,033,599	$1,814,746

Debt to gross assets	36.0%	42.8%

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

Availability under the Fourth Amended Revolver is limited to a “borrowing base availability” equal to the lesser of (i) 60% of the property asset value (as defined in the credit agreement) and (ii) the loan amount, which would produce a debt service coverage ratio of no less than 1.40. As of September 30, 2014, the borrowing base availability was $500.0 million, and the Operating Partnership had $210.0 million outstanding under the Fourth Amended Revolver; thus, the remaining borrowing base availability was $290.0 million.

The Trust serves as the guarantor for any funds borrowed by the Operating Partnership under the Fourth Amended Revolver. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of September 30, 2014, the effective interest rate applicable to the Fourth Amended Revolver was 1.46%. If amounts are outstanding, due to the fact that the Fourth Amended Revolver bears interest at variable rates, cost approximates the fair value.

The Fourth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the Trust and its subsidiaries to maintain certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and the Trust is prohibited from making distributions in excess of 95% of funds from operations except to comply with the legal requirements to maintain its status as a REIT. As of September 30, 2014, the Trust was in compliance with all covenants of the Fourth Amended Revolver.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership and certain of its subsidiaries (together with the Operating Partnership, the “Borrowers”), each of which is an indirectly owned subsidiary of the Trust, entered into a credit agreement (the "Credit Agreement"), which provides for unsecured term loans in the initial aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 13, 2019. The Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The Trust used proceeds from the Term Loan to repay a portion of the outstanding balance under the Fourth Amended Revolver.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Trust’s Fourth Amended Revolver. The Trust serves as the guarantor for any funds borrowed by the Borrowers under the Credit Agreement. As of September 30, 2014, the Trust was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Trust entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of September 30, 2014, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Mortgage and construction debt

Master Secured Credit Facility

The Trust has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions, and all properties securing the notes are cross-collateralized. The Trust was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the Trust had $160.4 million and $169.7 million, respectively, of mortgage loans outstanding under the Master Secured Credit Facility bearing interest at a weighted average fixed interest rate of 5.91%.

Mortgage debt

As of September 30, 2014, the Trust had outstanding mortgage indebtedness of $81.1 million (excluding an unamortized debt premium of $1.7 million). Of the total mortgage debt outstanding at September 30, 2014, $47.1 million relates to mortgage debt bearing interest at fixed rates ranging from 4.2% to 5.6% and $34.0 million relates to mortgage debt bearing interest at variable rates at a weighted average effective interest rate of 2.29%. The mortgage debt outstanding is secured by underlying collegiate housing properties.

In February 2014, the Trust repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the 2011 acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, and the loan was scheduled to mature on January 1, 2020. In connection with this repayment, the Trust recognized a $0.6 million loss on extinguishment of debt.

On July 1, 2014, in connection with the sale of Pointe West collegiate housing community located at University of South Carolina, the Trust repaid a mortgage debt of $9.5 million in full. The interest rate was equal to 4.92% and the mortgage debt was scheduled to mature on August 1, 2014.

On July 14, 2014, the Trust repaid $7.2 million of mortgage debt that was part of the Master Secured Credit Facility. The interest rate was 4.96% and the mortgage debt was scheduled to mature on January 1, 2015. Simultaneously with the sale of

The Reserve on South College, the community was released from the Master Secured Credit Facility (see Note 8). In connection with this pay off, the Trust recognized a $0.1 million loss on extinguishment of debt.

Construction loans

As of September 30, 2014, the Trust had construction loans outstanding of $60.5 million related to the following collegiate housing developments: The Retreat serving the University of Mississippi and Roosevelt Point serving Arizona State University - Downtown Phoenix Campus. Interest on these construction loans is at variable rates at a weighted average effective interest rate of 2.22%.

In April 2014, the Trust repaid in full variable rate construction debt with an outstanding principal balance of $32.3 million related to the development of The Oaks on the Square (Phase I and II). The effective interest rate was equal to 2.41% and the loan was scheduled to mature on October 30, 2015.

On September 30, 2014, the Trust repaid in full variable rate construction debt with an outstanding balance of $8.2 million related to the development of The Oaks on the Square (Phase III) serving the University of Connecticut. The effective interest rate was equal to 2.10% and the loan was scheduled to mature on September 11, 2017. In connection with this pay off, the Trust recognized a $0.1 million loss on extinguishment of debt.

On July 9, 2014, the Trust entered into a construction loan agreement related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Trust is the majority owner and will the manage the community once it is completed. The interest rate per year applicable to the loan is, at the option of the Trust, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only though July 10, 2017. On July 10, 2017, if certain conditions are met, the Trust has the option to extend the loan until July 9, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis. As of September 30, 2014, there were 0 amounts outstanding under the construction loan.

In connection with the acquisition of The Varsity serving the University of Michigan during the year ended December 31, 2013, the Trust assumed a construction loan in the amount of $32.4 million. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. As of September 30, 2014, the effective interest rate applicable to the loan was 2.40%. On August 1, 2015, if certain conditions for extension are met, the Trust has the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

Liquidity outlook and capital requirements

During the nine months ended September 30, 2014, we generated $71.3 million of cash from operations, received $271.5 million in proceeds from issuances of common stock through a follow on offering in June 2014 and stock issued under the ATM program, received proceeds of $187.5 million from the new unsecured term loan facility, received proceeds of $69.0 million related to the sale of three collegiate housing communities, and borrowed $9.8 million under mortgage and construction loans. When combined with $22.1 million of existing cash, during the nine months ended September 30, 2014, we were able to repay $146.9 million on the Fourth Amended Revolver, invest $14.7 million of capital into existing communities, acquire two collegiate housing properties for $132.2 million, invest $8.3 million in joint ventures, repay $95.7 million of mortgage and construction debt, invest $177.8 million in assets under development and distribute $42.1 million to our stockholders and unitholders in order to end the quarter with approximately $18.4 million in cash.

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $0.46 per share/unit, funds for capital expenditures, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through cash provided by operations, debt refinancing, existing cash and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. In June 2014, we completed a follow-on equity offering selling 24.5 million shares of our common stock for net proceeds of $239.4 million, which were used to repay a portion of our Fourth Amended Revolver. The offering provided additional balance sheet capacity to fund two additional 2015 developments and purchase The District on Apache adjacent to Arizona State University for $90 million in September 2014, as well as improving our leverage metrics. We will continue to monitor the equity markets and in the future anticipate accessing capital through our At-the-Market equity offering program or additional follow on offerings.

Distributions for the nine months ended September 30, 2014 totaled $42.9 million, or $0.34, per weighted average share/unit, compared to cash provided by operations of $71.3 million, or $0.57, per weighted average share/unit. This includes one quarterly dividend at the newly Board-approved targeted dividend of $0.12 per share compared to the previous dividend of $0.11 per share.

Based on our closing share price of $10.28 on September 30, 2014, our total enterprise value was $2.2 billion. With net debt (total debt less cash) of $713.5 million as of September 30, 2014, our debt to enterprise value was 32.6% compared to 42.5% as of December 31, 2013. With gross assets of $2.0 billion, which excludes accumulated depreciation of $220.7 million, our debt to gross assets ratio was 36.0% as of September 30, 2014 as compared to 42.8% as of December 31, 2013.

On May 22, 2012, the Trust entered into two equity distribution agreements ("ATM Program") pursuant to which the Trust may issue and sell shares of its common stock having an aggregate offering amount of $50.0 million. As of December 31, 2013, the Trust had sold 1.6 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust sold all remaining shares under the distribution agreements during the nine months ended September 30, 2014 and received net proceeds of $31.5 million. Subsequent to the end of the quarter the Trust entered into agreements to establish a new ATM Program authorized to sell a maximum of $150.0 million in additional shares of stock.

Acquisition, disposition and development activity

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic communities. We continually assess all of our communities, the markets in which they are located and the universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital that would most likely be used to pay down debt and possibly finance acquisition/development growth or other operational needs.

During the nine months ended September 30, 2014, the Trust sold The Reserve on West 31st, located in Lawrence, Kansas, College Station at West Lafayette, located in West Lafayette, Indiana, Pointe West, located in Cayce, South Carolina and The Reserve on South College, located in Auburn, Alabama for a combined sales price of $71.7 million. and received proceeds of $52.2 million after repayment of $16.7 million of mortgage debt, with an average interest rate of 4.9%. The remaining net proceeds were used to pay down the outstanding balance on our unsecured revolving credit facility.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any developments or acquisitions with working capital, borrowings under our Fourth Amended Revolver, constructions loans, asset sales, or borrowings under first mortgage secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing and issuances of units in our Operating Partnership. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all, particularly in light of current capital market conditions.

We previously entered into a presale agreement to purchase 109 Tower adjacent to Florida International University, in Miami, FL. The $43.5 million acquisition was subject to completion of the project in time for fall 2014 occupancy and the Trust assumed lease-up risk during construction. The transaction closed in August 2014 upon successful completion and delivery of the community.

We have five active owned development projects with our aggregate share of development costs of $291.6 million. As of September 30, 2014, $199.0 million of the development costs remain to be funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fourth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, units in our Operating Partnership or additional debt, if market conditions permit. In January 2014, we entered into a $187.5 million unsecured term loan with five- and seven-year tranches (the "Unsecured Term Loan") (see Note 4 to the accompanying condensed consolidated financial statements). At the same time, we entered into interest rate swap agreements to effectively fix the interest rate. We believe these sources of capital will be sufficient to provide for our long-term capital needs. Market conditions, however, may make additional capital more expensive for us. There can be no assurance that we will be able to obtain additional financing under satisfactory conditions, or at all, or that we will make any investments in additional communities. Our Fourth Amended Revolver is a material source to satisfy our long-term liquidity requirements. As such, compliance with the financial and operating debt covenants is material to our liquidity. As of September 30, 2014, we were in compliance with all covenants related to our Fourth Amended Revolver.

Commitments

For the nine months ended September 30, 2014, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013, except for the net decrease in debt of $46 million (see Note 4 to the accompanying condensed consolidated financial statements) and our contractual interest obligations on our mortgage and construction debt have increased approximately $18 million related to interest on the term loan facility entered into during January 2014 (see Note 4 to the accompanying condensed consolidated financial statements).

Long-term indebtedness

As of September 30, 2014, 34 of our communities were unencumbered by mortgage debt. As of September 30, 2014, we had outstanding mortgage and construction indebtedness of $336.1 million (net of unamortized debt premium of $1.7 million). The scheduled future maturities of this indebtedness as of September 30, 2014 were as follows (in thousands):

Year Ending December 31,
2014 (3 months as of December 31, 2014)	$896
2015	96,983
2016	124,672
2017	39,068
2018	1,635
Thereafter	71,166
Total	334,420
Debt premium	1,694
Outstanding as of September 30, 2014, net of debt premium	$336,114

As of September 30, 2014, the outstanding mortgage and construction debt had a weighted average effective interest rate of 4.39% and carried an average term to maturity of 2.04 years.

The Trust had $210.0 million outstanding under the Fourth Amended Revolver as of September 30, 2014. The Fourth Amended Revolver matures on January 14, 2018, with a one-year extension option, subject to certain conditions. The Fourth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fourth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fourth Amended Revolver as of September 30, 2014 was 1.46%.

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

Our Board declared a quarter distribution of $0.12 per share of common stock for the quarter ended September 30, 2014. The distribution will be paid on November 15, 2014 to stockholders of record at the close of business on October 31, 2014.

Off-Balance Sheet Arrangements

The Operating Partnership serves as non-recourse, carve-out guarantor for secured third-party debt in the amount of $23.7 million, held by one unconsolidated joint venture. The loan is scheduled to mature on July 1, 2020. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership’s proportionate interest in the related mortgage debt of $5.9 million.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is December 31, 2015, with an option to extend the maturity date to December 31, 2016, provided certain conditions for extension are met. On December 31, 2016, the joint venture has the ability to further extend the maturity date to December 31, 2017, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $8.8 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $8.8 million. As of September 30, 2014 and December 31, 2013, the joint venture had $50.8 million and $13.1 million outstanding, respectively, on the construction loans.

The Operating Partnership, along with a joint venture partner, have jointly and severally guaranteed partial repayment for secured third-party construction debt held by one unconsolidated joint venture under development. The maturity date of the construction loan is May 2, 2017, with an option to extend the maturity date to May 2, 2018, provided certain conditions for extension are met. On May 2, 2018, the joint venture has the ability to further extend the maturity date to May 2, 2019, provided certain conditions for extension are met. The partial repayment guaranty for the construction debt is limited to $7.2 million. In addition, the Operating Partnership serves as a non-recourse, carve-out guarantor for the secured third-party debt and is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the joint venture's operating agreement, our joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty of $7.2 million. As of September 30, 2014, the joint venture had not drawn on the construction loan.

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximates fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust also collected and recognized the $3.0 million guarantee fee during the three months ending September 30, 2014.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of December 31, 2013, $43.2 million had been drawn on the construction loan of which $11.8 million was attributable to LeylandAlliance LLC; this amount is not included in our accompanying condensed consolidated financial statements. On April 1, 2014, the construction loan for the first two phases of the project was repaid in full and the Trust was released from the guarantee obligations of the construction loan.

During August 2013, the Operating Partnership and LeylandAlliance LLC entered into a $13.8 million construction loan for the third phase of the The Oaks on the Square project. Similar to the construction loan for the first and second phases, the Operating Partnership and LeylandAlliance LLC have jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2013, $1.3 million had been drawn on the construction loan, of which $1.0 million, is attributable to LeylandAlliance LLC; these amounts are not included in our accompanying condensed consolidated financial statement. On September 30, 2014, the construction loan for the third phase of the project was repaid in full and the Trust was released from the guarantee obligations.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2014, we had fixed rate debt of $207.5 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $2.1 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $6.9 million increase in the fair value of our fixed rate debt. As of September 30, 2014, 69.1% of the outstanding principal amounts of our mortgage and construction notes payable on the properties we own have fixed interest rates with a weighted average interest rate of 5.68% and an average term to maturity of 2.7 years.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the nine months ended September 30, 2014, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan, or the 2011 Plan, the Education Realty Trust, Inc. 2012 Omnibus Equity Incentive Plan, or the 2012 Plan and the Education Realty Trust, Inc. 2013 Omnibus Equity Incentive Plan, or the 2013 Plan. There were 27,193 shares repurchased during the first quarter of 2014; there were no repurchases during the second or third quarters of 2014.

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

During the three months ended September 30, 2014 in connection with the DRSPP, we directed the plan administrator to purchase 1,048 shares of our common stock for $11,239 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the third quarter of 2014. We also directed the plan administrator to purchase 1,071 shares of our common stock for $11,500 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP.

The following chart summarizes these purchases of our common stock for the three months ended September 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	180	$11.06	—	—
August 1 - 31, 2014	1,510	$10.72	—	—
September 1 - 30, 2014	429	$10.60	—	—
Total	2,119	$10.73	—	—
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

EDUCATION REALTY TRUST, INC.

Date: November 7, 2014	By	/s/ Randy Churchey
Randy Churchey
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2014	By	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014	By	/s/ J. Drew Koester
J. Drew Koester
Senior Vice President, Assistant Secretary and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Second Articles of Amendment and Restatement, as supplemented, of Education Realty Trust, Inc.
3.2*	Amended and Restated Bylaws, as amended, of Education Realty Trust, Inc.
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K filed on March 16, 2010.)
10.1(1)
Executive Employment Agreement between Education Realty Trust and Edwin B. Brewer, Jr., effective as of August 5, 2014. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed August 8, 2014.)

10.2(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Edwin B. Brewer, Jr., effective August 8, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on August 8, 2014.)

12*	Statement Regarding Computation of Ratios, filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document**
101.	SCH XBRL Taxonomy Extension Schema Document**
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.	LAB XBRL Taxonomy Extension Label Linkbase Document**
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**

(1)	Denotes a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iv) the unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013, (v) the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).