Form 10-K
period 2014-12-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2015-02-27
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-32417
Education Realty Trust, Inc.
Education Realty Operating Partnership, LP

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1352180
Delaware	20-1352332
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

999 South Shady Grove Road, Suite 600 Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (901) 259-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Education Realty Trust, Inc.                            Yes ☒ No ☐
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Education Realty Trust, Inc.                            Yes ☒ No ☐
Education Realty Operating Partnership, LP                    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Education Realty Trust, Inc.                            Yes ☒ No ☐
Education Realty Operating Partnership, LP                    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Education Realty Trust, Inc.                            ☒
Education Realty Operating Partnership, LP                    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Education Realty Trust, Inc.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Education Realty Operating Partnership, LP

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.5 billion, based on the closing sales price of $32.22 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 25, 2015, the registrant had 48,051,190 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this annual report (the "Annual Report") on Form 10-K portions of its Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission (the "SEC").

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of December 31, 2014, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

The Trust is structured as an umbrella partnership real estate investment trust (“UPREIT”) and EdR contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, EdR receives a number of partnership units of EROP (the “OP Units”) equal to three times the number of shares of common stock it has issued in the particular equity offering. Contributions of properties to the Trust can be structured as tax-deferred transactions through the issuance of OP Units. Holders of OP Units may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of EdR's common stock at the time of redemption or, at EdR's option, for shares of EdR's common stock. Pursuant to the partnership agreement of EROP, the number of shares to be issued upon the redemption of OP Units is equal to the product of the number of OP Units being redeemed multiplied by a conversion factor (which conversion factor is designed to maintain the economic equivalency between shares of common stock of EdR and OP Units in EROP).  Accordingly, as a result of the reverse stock split that was effected on December 1, 2014, the number of shares of common stock to be issued upon redemption of OP Units is equal to one share for every three OP Units tendered for redemption (rather than the one-to-one relationship that existed prior to the reverse stock split). Additionally, for every one share of common stock offered and sold by EdR for cash, EdR must contribute the net proceeds to EROP and, in return, EROP will issue three OP Units to EdR (rather than the one-to-one relationship that existed prior to the reverse stock split).

The Trust believes that combining the annual reports on Form 10-K of EdR and the Operating Partnership into this single report provides the following benefits:

•
enhances investors’ understanding of the Trust by enabling investors to view the business of EdR and the Operating Partnership as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both EdR and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

EdR consolidates the Operating Partnership for financial reporting purposes, and EdR essentially has no assets or liabilities other than its investment in the Operating Partnership. Therefore, the assets and liabilities of EdR and the Operating Partnership are the same on their respective financial statements. However, the Trust believes it is important to understand the few differences between EdR and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. EdR also issues public equity from time to time and guarantees certain debt of EROP. EdR does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds all of the assets of the Trust, including the Trust’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from EdR’s equity offerings, which are contributed to the capital of EROP in exchange for OP Units on the basis of one share of common stock for three OP Units, the Operating Partnership generates all remaining capital required by the Trust's business, including as a result of the incurrence of indebtedness. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, proceeds from mortgage indebtedness and debt issuances, and proceeds received from the disposition of certain properties. Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Trust's financial statements include the same noncontrolling interests at the Operating Partnership level. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued by EdR and the Operating Partnership.

To help investors understand the significant differences between the Trust and the Operating Partnership, this report provides separate consolidated financial statements for the Trust and the Operating Partnership. A single set of consolidated notes to such financial statements is presented that includes separate discussions for the Trust and the Operating Partnership when applicable (for example, noncontrolling interests, stockholders’ equity or partners’ capital, earnings per share or unit, etc.). A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents discrete information related to each entity, as applicable.

In order to highlight the differences between the Trust and the Operating Partnership, the separate sections in this report for the Trust and the Operating Partnership specifically refer to the Trust and the Operating Partnership. In the sections that combine disclosure of the Trust and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Trust. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Trust is appropriate because the Trust operates its business through the Operating Partnership. The separate discussions of the Trust and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Trust on a consolidated basis and how management operates the Trust.

This Annual Report also includes separate "Item 9A - Controls and Procedures" sections and separate Exhibits 31 and 32 certifications for each of EdR and the Operating Partnership in order to establish that the requisite certifications have been made and that EdR and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and 18 U.S.C. §1350.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K and the documents that are or will be incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecast in the forward-looking statements.

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

•	volatility in the capital markets;

•	rising interest and insurance rates;

•	competition from university-owned or other private collegiate housing and our inability to obtain new residents on favorable terms, or at all, upon the expiration of existing leases;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	legislative or regulatory changes, including changes to laws governing collegiate housing, construction and real estate investment trusts;

•	our possible failure to qualify as a real estate investment trust and the risk of changes in laws affecting real estate investment trusts;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified executives in the future;

•	availability of appropriate acquisition and development targets;

•	failure to integrate acquisitions successfully;

•	the financial condition and liquidity of, or disputes with, our joint venture and development partners;

•	impact of ad valorem, property and income taxes;

•	changes in generally accepted accounting principles;

•	construction delays, increasing construction costs or construction costs that exceed estimates;

•	changes in our credit ratings;

•	potential liability for uninsured losses and environmental liabilities;

•	lease-up risks; and

•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A. — Risk Factors” below. New factors may also emerge from time to time that could materially and adversely affect us.

EDUCATION REALTY TRUST, INC.    FISCAL 2014    FORM 10-K

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc. ("EdR") is a self-managed and self-advised company incorporated in the state of Maryland in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2014, we owned 50 collegiate housing communities located in 21 states containing 27,637 beds in 10,444 apartment units on or near 37 university campuses. As of December 31, 2014, we provided third-party management services for 23 collegiate housing communities located in 10 states containing 12,774 beds in 4,077 apartment units on or near 17 university campuses.

EdR has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. All of our assets are held by, and we conduct substantially all of our activities through, Education Realty Operating Partnership, LP ("EROP" and collectively with its consolidated subsidiaries, the "Operating Partnership") and its consolidated subsidiaries, EDR Management Inc. (our "Management Company") and EDR Development LLC (our "Development Company"). The majority of our operating expenses are borne by the Operating Partnership or our communities, as the case may be.

Education Realty OP GP, Inc. (the "OP GP"), an entity that is indirectly wholly-owned by EdR, is the sole general partner of the Operating Partnership. As a result, the Board of Directors of EdR (the "Board"), effectively directs all of the Operating Partnership’s affairs. EdR indirectly owns approximately 99.4% of the outstanding partnership units (the "OP Units") of EROP and approximately 0.6% of the OP Units are held by the former owners of our initial properties and assets, including current and former members of our management team and former members of the Board.

One of our consolidated subsidiaries, University Towers Operating Partnership, LP (the "University Towers Partnership"), holds, owns and operates our University Towers property located in Raleigh, North Carolina. We own 72.7% of the partnership units in the University Towers Partnership, and the remaining 27.3% of the partnership units in the University Towers Partnership are held by the former owners of our initial properties and assets, including a former member of the Board.

2014 Highlights

Financing Transactions

In January 2014, the Operating Partnership entered into a $187.5 million unsecured term loan, consisting of a $122.5 million, 7-year tranche and a $65.0 million, 5-year tranche. The proceeds of the unsecured term loan were used to reduce variable rate debt under our revolving credit facility and for general corporate purposes. We entered into interest rate swaps with a combined notional amount equal to the total amount of the term loan, effectively locking in a weighted-average fixed rate of 3.6%.

We completed an over-subscribed and upsized follow-on equity offering in June 2014, raising approximately $239.4 million in net proceeds that were used to further reduce the balance on our revolving credit facility and provide financing for development and acquisition activity and for general corporate purposes.

In October 2014, we established a new $150 million at-the-market equity offering program. We issued 1.5 million shares of common stock under our at-the-market equity offering programs during 2014 and received net proceeds of approximately $49.6 million.

In November 2014, the Operating Partnership completed the offering of $250 million senior unsecured notes due 2024. The 10-year notes were issued at 99.991% of par value with a coupon of 4.6% per annum. The net proceeds from this offering were used to reduce the balance on our revolving credit facility, prepay approximately $69 million of mortgage debt, including prepayment penalties and other fees, with a fixed interest rate of over 6% and for general corporate purposes. In connection with this issuance, we received an issue level investment grade credit rating and an investment grade credit rating on our shelf registration statement by two national credit rating agencies.

Proceeds from these capital transactions and cash flows from operations were further used to acquire the 109 Tower property adjacent to Florida International University for $43.5 million and the District on Apache at Arizona State University for $89.8 million and to distribute approximately $59 million to our stockholders.

Acquisition, Disposition and Development Activities

During 2014, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

The acquisition of 109 Tower was made pursuant to a presale agreement, subject to on-time completion of the project by the developer. We were responsible for the lease-up of the community.

In 2014, we sold seven off-campus properties for a combined sales price of approximately $138.5 million resulting in total proceeds of approximately $116.3 million after repayment of debt and customary closing costs.

We also delivered seven new owned communities and one joint venture project in August, on-time and on-budget in the aggregate, for an aggregate cost of $260.2 million.

We currently have six active development projects that we are developing for our ownership with our share of aggregate development costs of $317.2 million. As of December 31, 2014, $133.7 million of the anticipated costs had been incurred and funded.

Corporate Governance Changes

In August 2014, we approved and implemented several corporate governance initiatives, including adopting a majority voting standard for the election of directors to the Board in uncontested elections; permanently waiving the option to classify the Board under provisions of the Maryland Unsolicited Takeover Act, unless approved by an affirmative vote of at least a majority of votes cast on the matter by stockholders entitled to vote generally in the election of directors; permanently opting out of the Maryland Control Share Acquisition Act; and permanently opting out of the Maryland Business Combination Act, unless such action is repealed by the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote on such matter.

Reverse Stock Split

On December 1, 2014, we effected a 1-for-3 reverse stock split. All share and per share amounts have been retroactively adjusted throughout this Annual Report on Form 10-K to reflect the reverse stock split.

Distributions

During 2014, we declared quarterly distributions aggregating $1.38 per share of EdR's common stock and $0.46 per OP Unit.

REIT Status and Taxable REIT Subsidiaries

We have elected to be taxed as a REIT for federal income tax purposes. With the exception of income from our taxable REIT subsidiaries (a "TRS" or collectively, the "TRSs"), income earned by the REIT is generally not subject to income taxes. In order to qualify as a REIT, a specified percentage of our gross income generally must be derived from real property sources, which would exclude our income from providing development and management services to third parties as well as our income from certain services afforded to our residents. In order to avoid realizing such income in a manner that would adversely affect our ability to qualify as a REIT, we provide some services through our Management Company and our Development Company, with our Management Company being treated as a TRS. Our Management Company is wholly-owned and controlled by the Operating Partnership, and our Management Company wholly owns our Development Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

Business and Growth Strategy

Our primary business objective is to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value. We intend to achieve this objective by (i) acquiring collegiate housing communities nationwide that meet our focused investment criteria, (ii) selectively developing properties for our own account, (iii) building our third-party business of management services and development consulting services and (iv) maximizing net operating income from our owned properties through proactive and goal-oriented property management strategies.

Our business has three reportable segments that are identified by their distinct customer base and services provided: collegiate housing leasing, development consulting services and management services. For a discussion of revenues, profit and loss and total assets by segment see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Segments” to our accompanying consolidated financial statements.

Acquisition and Development Strategy

Acquisitions

We seek to acquire high-quality, well-located communities with modern floor plans and amenities. Our ideal acquisition targets generally are located in markets that have stable or increasing collegiate populations and high barriers to entry. We also seek to acquire investments in collegiate housing communities that possess sound market fundamentals but are under-performing and would benefit from re-positioning, renovation and/or improved property management. We consider the following property and market factors to identify potential property acquisitions:

•	university and campus reputation;

•	competitive admissions criteria;

•	limited number of on-campus beds and limited plans for expansion;

•	significant out-of-state enrollment;

•	distance of property from campus;

•	property unit mix;

•	competition;

•	past operating performance;

•	potential for improved management;

•	ownership and capital structure;

•	presence of desired amenities;

•	maintenance and condition of the property;

•	access to a university-sponsored or public transportation line depending on location; and

•	parking availability.

Conversely, subject to appropriate market conditions, we may dispose of certain non-strategic collegiate housing communities. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate.

Developments

We develop collegiate housing communities for our ownership. The On-Campus Equity Plan (the "ONE PlanSM") is our private equity program, which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The ONE PlanSM offers one service provider and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. We have completed the following ONE PlanSM developments, which are owned and managed pursuant to long-term ground leases:

•	University Village on Colvin serving Syracuse University in Syracuse, New York;

•	Campus West also serving Syracuse University in Syracuse, New York; and

•	2400 Nueces serving the University of Texas at Austin in Austin, Texas.

In addition, in December 2011, we were selected by the University of Kentucky ("UK") to develop, own and manage a multi-phase project aimed at revitalizing UK's on-campus housing, which could potentially include the revitalization and replacement of UK's campus housing properties to 9,000 beds over five to seven years utilizing the ONE PlanSM. As of December 31, 2014, we had completed the following developments at UK under the ONE PlanSM:

•	Central Hall I & II, which opened in August 2013;

•	Haggin Hall;

•	Champions Court I;

•	Champions Court II; and

•	Woodland Glen I & II, all of which opened in August 2014.

Construction on Woodland Glen III, IV and V, the 1,610-bed freshman live-learn community, that is expected to be delivered in the summer of 2015, is progressing as planned. The 2016 deliveries, which include the construction of 1,141 beds to be known as Limestone Park I & II was approved in early 2014 and is scheduled to be completed in the summer of 2016. The UK developments are owned and managed pursuant to long-term leases or ground leases.

We believe the Trust will continue to enter into more partnerships under the ONE PlanSM due to our proven on-campus development and management experience, size, transparency and financial strength. We believe the ONE PlanSM allows us to provide the perfect opportunity to universities to develop new housing and boost enrollment with a plan tailored to specific needs while simultaneously preserving the university’s credit capacity.

In total, we currently have six active owned developments that we expect to deliver in 2015 and 2016, including wholly-owned developments at the University of Connecticut and University of Mississippi, two ONE PlanSM developments at UK, which are discussed above, and two joint ventures at the University of Georgia (minority owned by the Trust), and the University of Louisville.

Joint Ventures

Starting in 2011, we began entering into joint venture agreements to develop, own and manage properties near the University of Alabama, which opened in August 2012; Arizona State University-Downtown Phoenix and University of Mississippi, both of which opened in August 2013; Duke University, which opened in August 2014; and the University of Louisville, which is expected to open in the summer of 2015. We have the majority ownership interest in each of these properties. In addition, the Trust has subsequently acquired the minority interests in the collegiate housing communities at the University of Alabama and the University of Mississippi. We are now a 100% owner of those properties.

In some cases, we hold a non-majority ownership interest in properties and earn a fee for the management of the properties. In December 2012, we invested in a joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing near the University of Minnesota. We are a 50% owner of the property, which opened in August 2014. We also manage the community. We entered into a second joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing near the University of Georgia. We are a 50% owner and will manage the community once the development is completed, which is expected to be in the summer of 2015. Based on the application of relevant accounting guidance, we do not consolidate these joint ventures in our financial statements.

Our joint venture strategy enables us to source and take advantage of opportunities not otherwise available to us and to accretively diversify our portfolio by expanding into geographic markets where we are not currently present with lower capital requirements than if we acquired the properties after completion. We expect to continue pursuing joint venture arrangements in the future.

Operating Strategy

We seek to maximize net operating income of the collegiate housing communities that we own and manage through the following operational strategies.

Maximize revenue.  We have developed and implemented proactive marketing practices to enhance the visibility of our collegiate housing communities and to optimize our revenue. We study our competitors, our residents and university policies affecting enrollment and housing. Based on our findings at each property, we formulate a marketing and sales plan for each academic leasing period. This plan is closely monitored and adjusted, if necessary, throughout the leasing period using our PILOT leasing management system, giving us the flexibility in finding the optimal mix of rate and occupancy. We intend to continue to market our properties to students, parents and universities by emphasizing collegiate-oriented living areas, state-of-the-art technology and infrastructure, a wide variety of amenities and services and close proximity to university campuses.

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

Maintain the physical assets in top condition. We strive to maintain our assets in the best condition through an intense property and asset management focus. We conduct periodic preventive maintenance, quarterly inspection of units, perform annual turn and ongoing capital investments to protect and grow existing property values.

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

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 23 clients for whom we have provided development-consulting services since 2000, we currently provide third-party management services under contracts with 11 of those clients while the 12 remaining clients alternatively elected to manage the communities in-house under their existing infrastructure. In 2014, our fees from third-party development consulting services represented 2.0% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.5 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Clarion University of Pennsylvania and University of California, Berkeley - Bowles Hall. We have also entered into a predevelopment agreement for a third-party development at East Stroudsburg University - Pennsylvania Ph II.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned portfolio. We typically provide these services pursuant to multi-year management agreements. These agreements usually have an initial term of two to five years with renewal options of similar terms. We believe that providing these services allows us to leverage our existing management expertise and infrastructure. For the year ended December 31, 2014, our fees from third-party management services represented 1.8% of our revenue, excluding operating expense reimbursements. As of December 31, 2014, we provided third-party management services for 23 collegiate housing communities containing 12,774 beds in 4,077 apartment units on or near 17 university campuses located in 10 states.

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

Leasing

Our standard lease begins in mid-August of each year and runs for approximately 11.5 months, ending July 31 or early August of each year to coincide with each university’s fall academic term. The primary exception to our standard lease term is our University Towers, University Village on Colvin and the UK communities, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific collegiate housing community. With the exception of our collegiate housing near the University of Connecticut which serves a variety of resident types and rents by the unit, all leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. This “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bed or bedroom instead of burdening the student with shared liability for the entire unit rental amount.

We lease our units by floor plan type using PILOT, our property leasing/marketing system, to maximize full leasing of entire units and avoid spotty vacancies, particularly in our four-bedroom units. We offer roommate-matching services to facilitate full occupancy. We develop waiting lists and monitor popular floor plans that fill to capacity early in the leasing season. If any fully vacant units remain available after the beginning of any academic semester, we seek to lease such units on a temporary basis to university-related visitors and our residents’ parents and family members, or keep them available for future leasing to students.

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

We typically require rent to be paid in 12 equal installments throughout the lease term, with the first installment due on July 15. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1 of each year. We replace contracted residents who fail to pay the first installment with people on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.

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

Competition

Competition from universities

We typically compete for residents with the owners of on-campus collegiate housing, which is generally owned by educational institutions or charitable foundations. Educational institutions generally do not have to pay real estate taxes and may be able borrow funds at lower interest rates, while we and other private sector operators pay full real estate tax rates and have higher borrowing costs. The competitive advantages of on-campus collegiate housing also include its physical proximity to the university campus and captive student body. Moreover, many universities have policies requiring students to live in their on-campus facilities during their freshman year.

On-campus housing is limited, however, and most universities are able to house only a small percentage of their students. As a result, educational institutions depend upon, and may serve as referral sources for, private providers of off-campus housing. In addition, off-campus housing facilities tend to offer more relaxed rules and regulations than on-campus properties and therefore tend to be more appealing to students. Off-campus collegiate housing offers freedom from restrictions, such as quiet hours or gender visitation limitations, and is especially appealing to upperclassmen who are transitioning toward greater independence.

Competition from private owners

We compete with several regional and national owner-operators of off-campus collegiate housing, including two publicly-traded competitors, American Campus Communities, Inc. (NYSE: ACC) and Campus Crest Communities, Inc. (NYSE: CCG). We also compete with privately held developers, other real estate firms and smaller local owner-operators in a number of the markets in which we operate. Currently, the collegiate housing industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants into the collegiate housing business. The entry of one or more of these companies could increase competition for residents and for the acquisition, management and development of collegiate housing properties. We believe the main competitive factors in our industry include proximity to campus, amenities, rental rates and service reputation. Our portfolio has strong characteristics such as close proximity to campus (median distance is 0.1 miles), extensive amenities, bed/bath parity, extensive resident’s life programming, on-site professional management and relatively new communities (average age of seven years). Our rental rates align with these characteristics and the market we serve, although our rates may be higher than individual competitor’s.

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

Employees

As of December 31, 2014, we had approximately 1,283 employees, including:

•	1,149 on-site employees, including 440 community assistants;

•	32 people in our property management services department;

•	31 people in our development consulting services and construction departments; and

•	71 executive, corporate administration and financial personnel.

Available Information

We file periodic and current reports, proxy statements and other information with the SEC. All of our filings made with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address of the SEC is http://www.sec.gov.

Additionally, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, annual proxy statements and any amendments to the aforementioned filings, are available on our website, www.EdRTrust.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the SEC filings section of our website under the Investor Relations heading. Our website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board. These items can be found in the Corporate Governance section of the Investor Relations section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report on Form 10-K. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 999 South Shady Grove Road, Suite 600, Memphis, Tennessee 38120.

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

These events include:

•	local oversupply of collegiate housing units, increased competition or reduction in demand for collegiate housing;

•	inability to collect rent from residents;

•	the need for capital expenditures at our communities;

•	vacancies or our inability to lease beds on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing student demographics;

•	decreases in student enrollment at particular colleges and universities;

•	changes in university policies related to admissions;

•	national, regional and local economic conditions; and

•	rising interest rates.

Our results of operations may be sensitive to changes in overall economic conditions that impact resident leasing practices.

Our results of operations may be sensitive to changes in overall economic conditions that impact resident leasing practices. A continuation of ongoing adverse economic conditions affecting disposable resident income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall resident leasing or cause residents to shift their leasing practices. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our residents and our business in general. A general reduction in the level of resident leasing could adversely affect our growth and profitability.

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

We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to residents) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flow from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.

In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Collegiate housing communities are typically leased during a leasing season that begins in October and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn, we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months.

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

In some cases, we rely on our relationships with universities for referrals of prospective residents or for mailing lists of prospective residents and their parents. The failure to maintain good relationships with personnel at these universities could therefore have a material adverse effect on us. If universities refuse to make their lists of prospective student-residents and their parents available to us or increase the costs of these lists, the increased costs or failure to obtain such lists could also have a material adverse effect on us.

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

It is also important that the universities from which our communities draw residents maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university’s reputation could inhibit its ability to attract students and reduce the demand for our communities.

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

We believe that a number of other large national companies may be potential entrants in the collegiate housing business. In some cases, these potential competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies could increase competition for residents and for the acquisition, development and management of other collegiate housing communities.

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

Our future growth will be dependent upon our ability to successfully acquire new properties and enter into joint ventures on favorable terms, which may be adversely affected by the following significant risks:

•	we may be unable to acquire a desired property at all or at a desired purchase price because of competition from other purchasers of collegiate housing;

•	many of our future acquisitions are likely to be dependent on external financing, and we may be unable to finance an acquisition on favorable terms or at all;

•	we may be required to incur significant capital expenditures to improve or renovate acquired properties;

•	we may incur an increase in operating costs or may not have the proceeds available to implement renovations or improvements at existing properties which are necessary to attract and retain residents;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for undisclosed environmental contamination, claims by residents, vendors or other persons dealing with the former owners of the properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of the properties.

As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly acquired properties may not perform as expected, and newly acquired properties may have characteristics or deficiencies unknown to us at the time of acquisition.

We may be unable to invest our capital resources on acceptable terms or at all.

Our ability to achieve our expected levels of financial performance will depend significantly upon our ability to invest efficiently our available capital resources in accretive transactions. Although we seek to maintain a pipeline of suitable investment opportunities, we cannot assure you that we will be able to identify any acquisition and/or development opportunities or other investments that meet our investment objectives or that any investment that we make will produce a positive return. Moreover, our investment pipeline is generally subject to numerous uncertainties and conditions that make it difficult to predict if or when any such potential transactions will be consummated. Accordingly, we may be unable to invest our available capital resources on acceptable terms within the time period that we anticipate, or at all, and these delays could result in additional dilution and may cause our financial results, including funds from operations ("FFO") per share, to fall short of analyst expectations. Moreover, we have significant flexibility in investing our capital resources, and we may use the resources in ways with which our stockholders may not agree or for purposes other than those that we originally contemplated.

Our ownership of properties through ground leases exposes us to the loss of such properties upon the exercise by the lessor of purchase options contained in certain ground leases, the breach or termination of the ground leases.

We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located (or under development), and we may acquire additional properties in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are exposed to the possibility of losing the property (or building we may be developing) upon the exercise by the lessor of purchase options contained in certain ground leases, the termination of the ground lease or an earlier breach of the ground lease by us. In particular, pursuant to the ground lease for our 2400 Nueces community at the University of Texas - Austin, the lessor has the option to purchase the Trust's leasehold estate and interest in that property at certain times during the term of the ground lease for pre-determined amounts, which exceed carrying value. Accordingly, we may be required to sell this property for an amount less than what we would otherwise be able to obtain for this property from a third party.

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

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties ("PRPs"). Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral. We do not carry environmental insurance on any of the properties in our portfolio.

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

Certain properties in our portfolio may contain, or may have contained, asbestos-containing building materials ("ACBMs"). Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Certain properties in our portfolio contain, or may have contained, elevated radon levels. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, some of the properties may contain regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

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

Under the Americans with Disabilities Act of 1990 (the "ADA") all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988 ("FHAA") requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present ADA requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award for damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the

ADA, FHAA or other legislation. If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected.

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

A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with residents.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

Risks Associated with Our Indebtedness and Financing

We depend heavily on the availability of debt and equity capital to fund our business.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, (the "Code") to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, including any net capital gains, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on the public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:

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

Any reductions in our available borrowing capacity, or our inability to renew or replace these facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, the market price of our common stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

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

In addition, we mortgage some of our properties to secure payment of indebtedness. In 2015, $68.7 million, or 10.0%, of our mortgage and construction debt reaches maturity. All three construction loans maturing in 2015 have extension options. However, if we are unable to service the debt or exercise the extension options, including in the event we are not successful in refinancing our debt upon maturity if we so choose, then the properties securing the mortgages could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure of a mortgaged property could also cause cross defaults under the Master Secured Credit Facility. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

As of December 31, 2014, our total consolidated indebtedness was approximately $709.7 million (excluding unamortized debt premiums). Furthermore, our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Fifth Amended Revolver and the Term Loans each contains customary affirmative and negative covenants and provides for potential availability of $1 billion and $250 million, respectively, upon satisfaction of certain conditions. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants on these debts, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

In addition, the indenture governing our outstanding Senior Unsecured Notes contains financial and operating covenants, that among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets; and incur secured and unsecured indebtedness.

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

•	a default under the Master Secured Credit Facility, Fifth Amended Revolver, Term Loans or Senior Unsecured Notes may preclude further availability of credit from other sources; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

In connection with our Senior Unsecured Notes offering, we were assigned a Baa3 senior shelf rating with stable outlook by Moody's Investor's Service, and a "BBB-" issue level rating from Standard & Poor's Ratings Service. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.

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

We borrow on a secured basis under the Master Secured Credit Facility. A significant reduction in value of the assets secured as collateral could require us to post additional collateral or pay down the balance of the facility. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the facility, this inability would have a material adverse effect on our liquidity and our ability to comply with our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we need to record a charge to write-down the value of the asset to reflect its current estimated value based on its intended use.

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

We receive a significant portion of our revenues by leasing our properties under leases that generally provide for fixed rental rates, while certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of the London InterBank Offered Rate (“LIBOR”) or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. We have mortgage and construction debt with varying interest rates dependent upon LIBOR plus an applicable margin. In addition, our Fifth Amended Revolver bears interest at a variable rate on all amounts drawn under the facility. As of December 31, 2014, we had a total of $131.9 million outstanding in variable rate debt, or approximately 18.6%, of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

We may incur losses on interest rate hedging arrangements.

Periodically, we have entered into agreements to reduce the risks associated with changes in interest rates, and we may continue to do so in the future. Although these agreements may partially protect against rising interest rates, they may also reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Additionally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. Moreover, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to continue to engage in such activities, could adversely affect our results of operations and financial condition.

Broad market fluctuations could negatively impact the market price of our common stock.

As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. In recent years, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that are outside of management’s control. These broad market fluctuations could adversely impact the market price of our common stock. Accordingly, the market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. Furthermore, our operating results and prospects may not meet the expectations of public market analysts and investors or may not be comparable to companies within our industry and with comparable market capitalizations. Any of these factors could lead to a material decline in the market price of our common stock.

Additional issuances of equity securities may be dilutive to stockholders.

The interests of our stockholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness. The Board may authorize the issuance of additional equity securities without stockholder approval. Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including revolving credit facilities and other forms of secured and unsecured debt, and equity financing, including the issuance of common equity.

We may reduce the amount of dividends declared on our common stock.

In order for EdR to continue to qualify as a REIT, we are required to distribute annual dividends generally equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. However, in the event of material deterioration in business conditions or tightening in the credit markets, among other factors, the Board may decide to reduce the amount of our dividend while ensuring compliance with the requirements of the Code related to REIT qualification.

Risks Related to Our Organization and Structure

To maintain our REIT status, we may be forced to limit the activities of our Management Company and Development Company.

To maintain our status as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as our Management Company and our Development Company. Some of our activities, such as our third-party management, development consulting and food services, must be conducted through our Management Company and Development Company for us to maintain our REIT qualification. In addition, certain non-customary services such as cleaning, transportation, security and, in some cases, parking, must be provided by one of our taxable REIT subsidiaries or an independent contractor. If the revenues from such activities create a risk that the value of our Management Company and other TRSs, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Because the 25% threshold is based on value, it is possible that the Internal Revenue Service ("IRS") could successfully contend that the value of our Management Company and other TRSs exceed the 25% threshold even if our Management Company and other TRSs accounts for less than 25% of our consolidated revenues, income or cash flow, in which case our status as a REIT could be jeopardized.

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

The constructive ownership rules under the Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding common stock and thereby subject certain shares to the ramifications of exceeding the ownership limit. Our charter, however, permits exceptions to be made to this limitation if the Board determines that such exceptions will not jeopardize our tax status as a REIT. This ownership limit could delay, defer or prevent a change of control or other transaction that might otherwise result in a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us, or could delay, defer or prevent a change in control or the removal of existing management. These provisions also may delay or prevent our stockholders from receiving a premium for their shares of common stock over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by the Board;

•	the right of the Board, without a stockholder vote, to increase our authorized shares and classify or reclassify unissued shares; and

•	advance notice requirements for stockholder nomination of directors and for other proposals to be presented at stockholder meetings.

The Maryland business statutes also impose potential restrictions on a change of control of EdR.

Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our stockholders. Our bylaws exempt us from some of those laws, such as the control share acquisition provisions, but the affirmative vote of a majority of the votes cast on the matter by our stockholders can change our bylaws at any time to make these provisions applicable to us.

We have the right to change some of our policies that may be important to our stockholders without stockholder consent.

Our major policies, including our policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by the Board or those committees or officers to whom the Board has delegated that authority. The Board also establishes the amount of any distributions that we make to our stockholders. The Board may amend or revise the foregoing policies, our distribution payment amounts and other policies from time to time without a stockholder vote. Accordingly, our stockholders may not have control over changes in our policies.

The ability of the Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

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

We depend upon the services of our key personnel, particularly Randy Churchey, our Chairman and Chief Executive Officer, Edwin B. Brewer, our Executive Vice President and Chief Financial Officer, Thomas Trubiana, our President, and Christine Richards, our Executive Vice President and Chief Operating Officer. Mr. Churchey’s considerable experience as a senior executive officer of publicly traded real estate companies, including REITs, prior service to EdR as a member of the Board and familiarity with our operational and organizational structure are critical to the oversight and implementation of our strategic initiatives and the evaluation of our operational performance. In addition, Mr. Brewer possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. Mr. Trubiana has been in the collegiate housing business for over 30 years, and has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. Ms. Richards possesses detailed knowledge of our property operations that is critical to the oversight of our communities’ performance and has considerable experience in the collegiate housing industry. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.

Federal Income Tax Risks

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

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

Even if we maintain our status as a REIT, we may become subject to federal and state income taxes. For example, if we recognize a gain from a sale of dealer property or inventory or if our Management Company enters into agreements with us or our residents on a basis that is determined to be other than an arm’s length, that gain or income will be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will attempt to structure a sale through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax will apply. In addition, we may not be able to make sufficient distributions to avoid corporate income tax and/or the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or the University Towers Partnership or at a level of the other entities through which we indirectly own our properties that would adversely affect our operating results.

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

If the Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to corporate-level income taxation.

We intend for the Operating Partnership to maintain its status as a partnership for federal income tax purposes; however, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, the Operating Partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate-level income tax. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2014, our owned portfolio consisted of 50 communities located in 21 states containing 27,637 beds in 10,444 apartment units located near 37 universities.

The majority of our owned portfolio consists of modern collegiate housing apartments with fully-furnished private bedrooms with bed bath parity centered around a common area consisting of a fully-furnished living room, fully-equipped eat-in kitchen and washers/dryers. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our collegiate housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individual locks, high-speed Internet access and cable television connections.

Our owned collegiate housing communities typically have the following characteristics:

•	median distance to campus of 0.1 miles;

•	median age of approximately 7 years;

•	designed specifically for student life style with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our owned communities as of December 31, 2014, which are included in the collegiate housing leasing segment discussed in Note 13, “Segments” to our accompanying consolidated financial statements. The majority of our communities are owned fee simple with the exception of University Village on Colvin, GrandMarc at the Corner, GrandMarc at Westberry Place. Campus Village, Campus West, 2400 Nueces, Central Hall I & II, Haggin Hall, Champions Court I, Champions Court II and Woodland Glen I & II, all of which are operated pursuant to ground leases.

Name	Primary University Served	Region	Year Built	Acquisition/ Development Date	# of Beds	# of Units
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	South Central	1999	Jan ’05	708	211
Players Club	Florida State University Tallahassee, Florida	Southeast	1994	Jan ’05	336	84
The Commons	Florida State University Tallahassee, Florida	Southeast	1997	Jan ’05	732	252
The Lofts	University of Central Florida Orlando, Florida	Southeast	2002	Jan ’05	730	254
The Pointe	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	1999	Jan ’05	984	294
The Reserve at Athens	University of Georgia Athens, Georgia	Southeast	1999	Jan ’05	612	200
The Reserve at Columbia	University of Missouri Columbia, Missouri	Midwest	2000	Jan ’05	676	260
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	Midwest	1999	Jan ’05	732	234
University Towers	North Carolina State University Raleigh, North Carolina	Mid-Atlantic	1989	Jan ’05	889	251
Campus Creek	University of Mississippi Oxford, Mississippi	South Central	2004	Feb ’05	636	192
Campus Lodge	University of Florida Gainesville, Florida	Southeast	2001	Jun ’05	1,115	360

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
Cape Trails	Southeast Missouri State University Cape Girardeau, Missouri	Midwest	2000		Jan ’06	360	96
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	Southeast	1998		Jan ’06	336	84
River Pointe	State University of West Georgia Carrollton, Georgia	Southeast	2000		Jan ’06	504	132
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	North	2008		Aug ’08/ Aug '09	768	228
University Village on Colvin	Syracuse University Syracuse, New York	Mid-Atlantic	2009		Aug ’09	432	120
GrandMarc at the Corner	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Oct ’10	641	224
Jefferson Commons	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2007		Mar ’11	82	22
Wertland Square	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Mar ’11	152	50
The Berk	University of California at Berkeley Berkeley, California	West	1920		May ’11	165	57
University Village Towers	University of California at Riverside Riverside, California	West	2005		Sept ’11	554	149
Irish Row	University of Notre Dame South Bend, Indiana	North	2011		Nov ’11	326	127
The Lotus	University of Colorado Boulder, Colorado	West	2008		Nov ’11/ Aug '14	235	68
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	South Central	2006		Dec ’11	562	244
The Reserve on Stinson	University of Oklahoma Norman, Oklahoma	Midwest	2004		Jan ’12	612	204
Campus West	Syracuse University Syracuse, New York	Mid-Atlantic	2012		Aug '12	313	191
East Edge	University of Alabama Tuscaloosa, Alabama	Southeast	2012		Aug '12	774	337
The Oaks on the Square - Phase I & II	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2012	(1)	Aug ’12/Aug '13	503	322
The Province	East Carolina University Greenville, North Carolina	Mid-Atlantic	2011		Sept ’12	728	235
Campus Village	Michigan State University East Lansing, Michigan	North	2004		Oct ’12	355	106
The District on 5th	University of Arizona Tuscon, Arizona	West	2012		Oct ’12	764	208
The Province at Kent State	Kent State University Kent, Ohio	North	2012		Nov ’12	596	246
The Centre at Overton Park	Texas Tech University Lubbock, Texas	South Central	2005		Dec ’12	400	278
The Suites at Overton Park	Texas Tech University Lubbock, Texas	South Central	2009		Dec ’12	465	298
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	North	2012		Jul '13	745	193
2400 Nueces(2)	University of Texas at Austin Austin, Texas	South Central	2013		Aug '13	655	304
3949	Saint Louis University Saint Louis, Missouri	Midwest	2013		Aug '13	256	197
Central Hall I & II(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	601	309
Roosevelt Point	Arizona State University -Downtown Phoenix Phoenix, Arizona	West	2013		Aug '13	609	326
The Retreat at Oxford	University of Mississippi Oxford, Mississippi	South Central	2013		Aug '13	668	160
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	2013		Sept '13	587	138
The Varsity	University of Michigan Ann Arbor, Michigan	North	2013		Dec '13	416	181

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
605 West	Duke University Durham, North Carolina	Mid-Atlantic	2014		Aug '14	384	340
109 Tower	Florida International University Miami, Florida	Southeast	2014		Aug '14	542	149
The Oaks on the Square - Ph III	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2014		Aug '14	116	92
Champions Court II(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	427	191
Haggin Hall I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	396	163
Champions Court I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	740	380
Woodland Glen I & II(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	818	424
The District on Apache	Arizona State University Tempe Arizona	West	2013		Sept '14	900	279
Total owned properties			2009	(4)		27,637	10,444

(1) The first phase of The Oaks on the Square, which included 253 beds, was completed in August 2012. The second phase, which included 250 beds, was completed in August 2013.
(2) Pursuant to the ground lease for 2400 Nueces, the lessor has the option to purchase our leasehold estate and interest in the property at certain times during the term of the ground lease for a pre-determined amount.
(3) Pursuant to the ground lease for the respective property, the lessor has the option to terminate the lease at certain times during the term of the ground lease for a termination fee.
(4) Represents median year for all properties in our wholly-owned portfolio.

The following table contains performance information for our communities by region that were open and operating as of December 31, 2014. The information below excludes revenue related to our food service operations.

			As of December 31, 2014
Region	Number of Communities	Number of Beds	Average Occupancy(1)	Monthly Revenue Per Available Bed(2)
Mid-Atlantic	12	5,811	89.7%	$710
Midwest	5	2,636	90.9%	499
North	6	3,206	93.4%	622
South Central	12	7,076	93.1%	743
Southeast	9	5,681	95.7%	510
West	6	3,227	85.0%	664
Total	50	27,637	91.9%	$636

(1) Average of the physical month-end occupancy rates.
(2) Monthly revenue per available bed for 2014 is equal to total revenue, including resident concessions, for the year ended December 31, 2014 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2014 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our owned communities as of December 31, 2014 (amounts in thousands):

Property	Outstanding Balance as of December 31, 2014	Interest Rate		Interest Rate Type	Initial Maturity Date		Weighted Average Years to Maturity
The Reserve at Saluki Pointe/River Pointe	$21,696	5.67%		Fixed	1/1/2020		5
The Reserve at Athens/ The Reserve at Perkins/ The Commons at Knoxville/ The Reserve on Stinson	55,523	6.02%		Fixed	1/1/2019		4
The Reserve at Columbia	16,137	5.45%		Fixed	1/1/2017		2
Master Secured Credit Facility	93,356	5.84%	(1)				3.9 years

The Suites at Overton Park	24,216	4.16%	(2)	Fixed	4/1/2016	(2)	1
The Centre at Overton Park	22,697	5.60%	(2)	Fixed	1/1/2017	(2)	2
University Towers	34,000	2.29%	(3)	Variable	7/1/2016	(3)	2
Mortgage Debt	80,913	3.78%	(1)				1.6 years

The Retreat at Louisville	8,114	2.22%	(4)	Variable	8/1/2017	(4)	3
The Varsity	32,420	2.41%	(6)	Variable	8/1/2015	(6)	1
Roosevelt Point	33,348	2.44%	(7)	Variable	3/20/2015	(7)	—
Construction Loans(5)	73,882	2.40%	(1)				0.6 years

Total debt / weighted average rate	248,151	4.14%	(1)				2.2 years
Unamortized premium	1,486
Total net of unamortized premium	249,637
Less current portion	(68,675)
Total long-term debt, net of current portion	$180,962

(1)	Represents the weighted average interest rate as of December 31, 2014.

(2)
In connection with the acquisitions of The Suites at Overton Park and The Centre at Overton Park during 2012 (see Note 4 to the accompanying consolidated financial statements), the Trust assumed fixed-rate mortgage debt. If no event of default occurs, the Trust has the option to extend the maturity dates for one year at a base rate plus a margin of 2.5%. Principal and interest are repaid monthly on these loans.

(3)
The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The loan may be extended for two 12-month periods, providing the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.

(4) During 2014, the Trust entered into a construction loan related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville).
(5) Represents construction debt that is interest only through the maturity date. See the footnotes to the accompanying consolidated financial statements regarding the applicable extension periods.

(6)
In connection with the acquisition of The Varsity during 2013 (see Note 4 to the accompanying consolidated financial statements), the Trust assumed variable-rate construction debt. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. On August 1, 2015, if certain conditions for extension are met, we have the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.

(7)
The Trust is the majority owner and managing member of the Roosevelt Pointe joint venture and also manages the community. During 2014, the Trust acquired additional ownership interest and now owns 95% of the community (see Note 4 to the accompanying consolidated financial statements). The interest rate per year applicable to the loan is, at the option of the Trust, equal to LIBOR plus a 2.25% margin and is interest only through the initial maturity date. If certain conditions are met and an extension fee is paid, the Trust can extend the maturity date through two additional one-year periods.

Each of these mortgages is a non-recourse obligation subject to customary exceptions. These loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties. The construction loan on The Retreat at Louisville has a 30% repayment guarantee, which will be reduced to 15% if certain requirements are met. The construction loan assumed during the acquisition of The Varsity (see Note 4 to the accompanying consolidated financial statements) has a partial repayment guarantee of 50%, which will be reduced to 25% if certain requirements are met. The construction loan on Roosevelt Point initially had a 100% repayment guarantee during construction; once construction was completed and certain requirements were met, the repayment guarantee was reduced to 50%. The construction loans can be prepaid without penalty.

Item 3. Legal Proceedings.

We are not currently a party to, nor are any of our communities the subject of, any material pending legal proceedings. In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol “EDR.” There were approximately 456 holders of record of the 48,051,190 shares outstanding on February 25, 2015. On the same day, our common stock closed at $34.79.

The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2013 and 2014:

	High	Low	Distributions Declared
Fiscal 2013
Quarter 1	$33.81	$30.94	$0.30
Quarter 2	35.31	28.11	0.33
Quarter 3	32.10	24.90	0.33
Quarter 4	28.50	25.64	0.33
Fiscal 2014
Quarter 1	$30.03	$25.80	$0.33
Quarter 2	32.22	28.92	0.36
Quarter 3	33.93	30.18	0.36
Quarter 4	37.64	30.48	0.36

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. In general, our Board makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations, we cannot provide any assurance as to the amount or timing of future distributions. Please see "Cautionary Statements" and the risk factors included in Part 1, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy. In addition, for a description of restrictions on EdR regarding the payment of distributions, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —  Liquidity outlook and capital requirements,” “Item 7 — Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Distributions” and Note 10, “Debt,” to our accompanying consolidated financial statements.

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

Issuer Repurchases of Equity Securities

During the quarter ended December 31, 2014, there were no shares of common stock owned by employees surrendered to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan").

Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

In September 2012, the Trust adopted the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan (the "DRSPP"), which offers the following:

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

During the three months ended December 31, 2014, in connection with the DRSPP, we directed the plan administrator to purchase 321 shares of our common stock for $11,192 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2014. We also directed the plan administrator to purchase 288 shares of our common stock for $9,875 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2014	112	$32.59	—	—
November 1 – 30, 2014	398	$34.57	—	—
December 1 – 31, 2014	99	$35.25	—	—
Total	609	$34.59	—	—

(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. The Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Recent Sales of Unregistered Securities

None.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among EdR, The S&P 500 Index
And The MSCI US REIT Index

The following graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Index (the "S&P 500") and to the Morgan Stanley Capital International U.S. REIT Index (the "MSCI US REIT Index") for the period from December 31, 2009 through December 31, 2014. The graph assumes an initial investment of $100 in our common stock and in each of the indices, and also assumes the reinvestment of dividends.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
EdR	$100.00	$165.52	$224.00	$240.30	$207.74	$300.47
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
MSCI US REIT	100.00	128.48	139.65	164.46	168.52	219.72

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

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data on a consolidated historical basis for the Trust.

The information presented below does not provide everything contained in our accompanying consolidated financial statements, including the related notes. You should read the information below in conjunction with the historical consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K, as acquisitions, dispositions, changes in accounting policies and other items may impact the comparability of the financial data.

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$206,322	$167,476	$124,087	$91,517	$79,283
Third-party development services	6,805	2,989	820	4,103	2,483
Third-party management services	3,959	3,697	3,446	3,336	3,189
Operating expense reimbursements	8,707	10,214	9,593	8,604	14,519
Total revenues	225,793	184,376	137,946	107,560	99,474
Operating expenses:
Collegiate housing leasing operations	92,649	79,957	59,524	44,892	40,759
General and administrative	19,802	14,155	14,176	12,316	13,373
Depreciation and amortization	58,974	48,098	33,240	23,858	19,866
Ground lease expense	8,988	7,622	6,395	5,498	1,528
Loss on impairment	12,733	—	—	—	—
Reimbursable operating expenses	8,707	10,214	9,593	8,604	13,603
Total operating expenses	201,853	160,046	122,928	95,168	89,129
Operating income	23,940	24,330	15,018	12,392	10,345
Nonoperating expenses	8,546	18,837	15,322	18,647	19,467
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	15,394	5,493	(304)	(6,255)	(9,122)
Equity in losses of unconsolidated entities	(710)	(203)	(363)	(447)	(260)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	14,684	5,290	(667)	(6,702)	(9,382)
Income tax expense (benefit)	261	203	(884)	(95)	442
Income (loss) from continuing operations	14,423	5,087	217	(6,607)	(9,824)
Income (loss) from discontinued operations	—	(456)	8,420	(4,168)	(32,467)
Income (loss) before gain on sale of collegiate housing properties	14,423	4,631	8,637	(10,775)	(42,291)
Gain on sale of collegiate housing properties	33,231	—	—	—	—
Net income (loss)	47,654	4,631	8,637	(10,775)	(42,291)
Less: Net income (loss) attributable to the noncontrolling interests	599	308	216	239	(233)
Net income (loss) attributable to Education Realty Trust, Inc.	$47,055	$4,323	$8,421	$(11,014)	$(42,058)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)

Earnings per share information:
Income (loss) per share – basic:
Continuing operations	$1.10	$0.12	$—	$(0.27)	$(0.53)
Discontinued operations	—	(0.01)	0.25	(0.16)	(1.67)
Net income (loss) per share	$1.10	$0.11	$0.25	$(0.43)	$(2.20)

Income (loss) per share – diluted:
Continuing operations	$1.09	$0.12	$—	$(0.27)	$(0.53)
Discontinued operations	—	(0.01)	0.24	(0.16)	(1.67)
Net income (loss) per share	$1.09	$0.11	$0.24	$(0.43)	$(2.20)

Weighted average common shares outstanding:
Basic	42,934	38,144	33,748	25,162	19,179
Diluted	43,277	38,490	34,106	25,162	19,179

Net income attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of noncontrolling interests	$47,055	$4,776	$68	$(6,879)	$(10,081)
Income (loss) from discontinued operations, net of noncontrolling interests	—	(453)	8,353	(4,135)	(31,977)
Net income (loss)	$47,055	$4,323	$8,421	$(11,014)	$(42,058)

BALANCE SHEET DATA

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Assets:
Collegiate housing properties, net	$1,706,711	$1,505,672	$1,220,266	$860,167	$698,793
Other assets, net	104,926	104,893	104,421	117,642	37,887
Total assets	$1,811,637	$1,610,565	$1,324,687	$977,809	$736,680
Liabilities and equity:
Mortgage and construction notes payable	$249,637	$422,681	$398,846	$358,504	$367,631
Other unsecured indebtedness	461,500	356,900	79,000	—	3,700
Other liabilities	94,170	91,144	75,087	46,175	30,567
Total liabilities	805,307	870,725	552,933	404,679	401,898
Redeemable noncontrolling interests	14,512	9,871	8,944	9,776	10,039
Equity	991,818	729,969	762,810	563,354	324,743
Total liabilities and equity	$1,811,637	$1,610,565	$1,324,687	$977,809	$736,680

OTHER DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Funds from operations (FFO)(1):
Net income (loss) attributable to Education Realty Trust, Inc.	$47,055	$4,323	$8,421	$(11,014)	$(42,058)
Gain on sale of collegiate housing properties	(33,231)	(3,913)	(5,496)	(2,388)	(611)
Gain on insurance settlement	(8,133)	—
Loss on impairment of collegiate housing assets	12,733	5,001	—	7,859	33,610
Collegiate housing property depreciation and amortization of lease intangibles	58,055	49,316	37,237	29,101	29,940
Equity portion of real estate depreciation and amortization on equity investees	701	196	225	412	479
Equity portion of loss on sale of collegiate housing property on equity investee	—	—	88	256	137
Noncontrolling interests	538	249	305	244	(233)
Funds from operations available to all stock and unitholders	77,718	55,172	40,780	24,470	21,264

Other adjustments to FFO:
Acquisition costs	1,058	393	1,110	741	1,467
Straight-line adjustment for ground leases	4,835	5,255	4,364	4,208	984
Severance costs, net of tax	314	—	—	—	447
Loss on extinguishment of debt	3,543	—	—	757	1,426
Impact of other adjustments to FFO	9,750	5,648	5,474	5,706	4,324

FFO on participating developments:
Interest on loan to participating development	(5,581)	1,825	1,830	1,598	329
Development fees on participating development, net of costs and tax	(1,548)	454	91	887	128
FFO on participating developments	(7,129)	2,279	1,921	2,485	457
Core funds from operations available to all stock and unitholders(2)	$80,339	$63,099	$48,175	$32,661	$26,045

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data and selected community information)
Cash flow information:
Net cash provided by operations	$89,221	$77,407	$51,394	$34,037	$32,269
Net cash used in investing	(235,775)	(298,313)	(368,948)	(159,813)	(20,474)
Net cash provided by (used in) financing	142,866	225,940	258,780	194,631	(36,006)

Per share and distribution data:
Cash distributions declared per share	1.38	1.26	1.02	0.72	0.60
Cash distribution declared per unit	0.46	0.42	0.34	0.26	0.20
Cash distributions declared	60,160	48,459	34,491	18,224	12,295

Selected community information(3):
Units(4)	10,444	9,933	7,930	5,897	5,044
Beds(4)	27,637	27,982	23,263	18,257	16,113
Occupancy(5)	91.9%	90.3%	90.9%	91.8%	91.3%
Revenue per available bed(6)	$626	$555	$513	$456	$423

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interest in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net income (loss) for the years ended December 31, 2014, 2013 and 2012, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

(2)
Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization or severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

(3)
The selected community information represents all owned communities for 2014 (50), 2013 (49), 2012 (41), 2011 (32) and 2010 (26). This information excludes property information related to discontinued operations for all years.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of our management. Our MD&A is presented in eleven sections:

•	Overview

•	Our Business Segments

•	Trends and Outlook

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Distributions

•	Off-Balance Sheet Arrangements

•	Non GAAP Measures

•	Inflation

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included in "Item 8. Financial Statements and Supplementary Data" and the risk factors included in "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Unless otherwise noted, this MD&A relates only to results from continuing operations. Effective January 1, 2014, we adopted Accounting Standards Update No. 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in our business will qualify for treatment as discontinued operations. Operations of collegiate housing properties that were sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014.

Overview

We are a self-managed and self-advised company engaged in the ownership, acquisition, development and management of high-quality collegiate housing communities. We also provide collegiate housing management and development consulting services to universities, charitable foundations and other third parties. We believe that we are one of the largest private owners, developers and managers of high-quality collegiate housing communities in the United States in terms of total beds both owned and under management.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 96.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the year ended December 31, 2014.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In 2014 and 2013, approximately 72.2% and 81.3%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for renewing residents, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year. In addition, several of our properties (University Towers, The Berk, University Village on Colvin and all UK properties) operate under a nine or 10 month lease. During the summer months, no rent revenue is recognized, resulting in seasonality in our operating results during those summer months.

Development consulting services

In 2014, revenue from our development consulting services represented 2.0% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Fees for these services are typically 3 – 5% of the total cost of a project and are payable over the life of the construction period, which in most cases is one to two years in length. Occasionally, the development consulting contracts include a provision whereby we can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. As part of the development agreements, there are certain costs we pay on behalf of universities or third-party investors. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the universities or third-party investors. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our development consulting services business.

Management services

In 2014, revenue from our management services segment represented 1.8% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Trends and Outlook

Rents and occupancy

We manage our communities to maximize revenues, which are primarily driven by two components: rental rates and occupancy. We customarily adjust rental rates in order to maximize revenues, which in some cases results in lower occupancy, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus collegiate housing provided by colleges and universities and off-campus collegiate housing provided by private owners. This additional collegiate housing both on- and off-campus can create competitive pressure on rental rates and occupancy.

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

We define our same-community portfolio as properties that were owned and operating for the full year as of December 31, 2014 and 2013 and are not conducting or planning to conduct substantial development or redevelopment activities and were not classified as discontinued operations or sold during the respective periods. The collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013 and is the only community excluded from same-community as a result of redevelopment activities. During 2014, we sold seven properties, all of which are excluded from same-community results (see Note 5 to the accompanying consolidated financial statements).

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. In 2014, same-community revenue per available bed increased to $595 and same-community physical occupancy increased to 91.7%, compared to same-community revenue per available bed of $576 and same-community physical occupancy of 91.1% in 2013. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2014-2015 lease term with a 4% increase in rental revenue. Opening occupancy was up 200 basis points to 96.3% and net rental rates opened the term 2% above the prior year. New-communities opened the 2014-2015 lease term with an average occupancy of 96.1%.

Development consulting services

In 2014 and 2013, third-party development revenue was $4.2 million and $3.8 million, respectively. Third-party development fee revenue recognized during 2014 includes $2.6 million recognized related to previously deferred fees on the participating project at Johns Hopkins University (see Note 2 to the accompanying condensed consolidated financial statements). Over the last couple of years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee project volume to remain around these levels. We delivered two third-party projects in August 2014, and we are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at Clarion University of Pennsylvania, East Stroudsburg University - Pennsylvania Phase II and University of Cal. Berkeley - Bowles Hall.

We develop collegiate housing communities for our ownership, and we plan to increase self-development activity going forward. The ONE PlanSM, is our private equity program, which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we own the land improvements and operate the community. Others in the industry have similar programs and to date we have ten ONE PlanSM projects completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. Phase I of the UK Campus Revitalization Plan, a 601-bed community called Central Hall I & II, opened in August 2013 100% leased. Phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, opened in August 2014 with all beds leased. Construction on the 2015 deliveries is on-track to deliver 1,610 beds for a total cost of $101.2 million, and the 2016 deliveries of 1,141 beds for a total cost of $83.9 million are also underway. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. As universities can see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as additional universities investigate this type of structure to replace their aging on-campus housing stock. We expect the volume of true third-party fee development contracts to be stagnant as more universities avail themselves of this alternative.

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

Collegiate housing operating costs

In 2013, 2012, and 2011, same-community operating expenses increased 4.2%, 2.3%, and 2.9%, respectively. In 2014, same-community operating expenses increased approximately 2.6%. This increase was mainly driven by higher marketing costs and real estate taxes. We expect full year same-community operating expenses to increase between 3.0-4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

General and administrative costs in 2014 were $8.7 million (excluding development pursuit costs and acquisition costs of $1.4 million), an increase of $1.6 million, or 22.5%, when compared to 2013. This increase was the result of salary and general inflationary increases. We believe the higher rate of G&A growth in 2014 was necessary to handle the significant growth in our portfolio and also reflects growth in costs related to the pursuit of the increasing number of development opportunities, both on and off campus. We expect future increases in G&A to be more normalized.

Asset repositioning and capital recycling

Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. Since 2009, we have acquired $815 million of collegiate housing communities, completed $494 million of developments and disposed of $342 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $683. Currently, 71% of our beds and 75% of our community NOI are located on or pedestrian to campus.

During 2014, we continued our efforts and completed the following transactions:

•
In August 2014, we completed seven development projects for our ownership with project costs of $213.2 million that are within walking distance of the University of Colorado, Duke University and the University of Connecticut and directly on the campus of the University of Kentucky (see Note 4 to the accompanying consolidated financial statements).

•
Also in August 2014, we completed the presale acquisition of a collegiate housing property adjacent to Florida International University in Miami, FL for $43.5 million. This acquisition increased our portfolio by an additional 542 beds.

•	In September 2014, we purchased The District on Apache, a 900-bed collegiate housing community located adjacent to the Arizona State University campus for $89.8 million in cash.

•
We have five active owned development projects with anticipated aggregate project costs of $300.1 million that are within walking distance of universities such as Mississippi, Connecticut and Louisville and directly on the campus of the University of Kentucky (see Note 7 to the accompanying consolidated financial statements) and are scheduled to open in 2015 and 2016. We also have an active joint venture development project at the University of Georgia that is expected to be delivered in 2015, with our share of development costs totaling $27.8 million. These developments (excluding the joint venture at the University of Georgia) will increase our portfolio by 4,147 beds, or 18.0%. In addition, these developments have an average distance to campus of 0.2 miles, are located on or near universities with average enrollment of over 21,000, and will produce an average rental rate of $853 per bed.

•
In 2014, we sold seven communities, as listed below, for gross proceeds of $138.5 million at a weighted average economic cap rate of 6.2%. Over the last five years, we have sold 24 older, primarily non pedestrian to campus communities representing over 50% of the assets we owned prior to January 2010.

Property	Year Built	Year Acquired	Distance to Campus (in miles)	Primary University Served
The Reserve on West 31st	1998	2005	1.30	University of Kansas
College Station at West Lafayette	2000	2005	2.00	Purdue University
Pointe West	2003	2005	1.90	University of South Carolina
Reserve on South College	1999	2005	0.40	Auburn University
The Point at South Florida	1999	2005	0.50	University of South Florida
The Avenue at Southern	1993	2006	0.20	Georgia Southern University
Commons on Kinnear	2000	2005	0.40	Ohio State University

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

For assets under development, we capitalize interest based on the weighted average interest cost of the total debt and internal development costs. We capitalize these costs until the property opens. At that time, these costs, along with other direct costs of the development, are transferred into the applicable asset category and depreciation commences.

Results of operations for acquired collegiate housing communities are included in our results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. We recognize pre-acquisition costs, which include legal and professional fees and other third-party costs related directly to the acquisition of a community, when they are incurred.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If we determine that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value (see Note 2 to the accompanying consolidated financial statements). Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. Effective January 1, 2014, we adopted Accounting Standards Update No. 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in our business will qualify for treatment as discontinued operations. The property dispositions in 2014 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

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

Use of estimates

Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting revenue under the percentage of completion method, useful lives of collegiate housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, and the determination of fair value for impairment assessments and derivative valuation. Actual results could differ from those estimates.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table presents our results of operations for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$206,322	$167,476	$38,846	23.2%
Collegiate housing leasing operations	92,649	79,957	12,692	15.9%
Net operating income	$113,673	$87,519	$26,154	29.9%

Development Consulting Services:
Third-party development consulting services	$4,224	$3,759	$465	12.4%
General and administrative	2,354	1,161	1,193	102.8%
Net operating income	$1,870	$2,598	$(728)	(28.0)%

Management Services:
Third-party management services	$3,959	$3,697	$262	7.1%
General and administrative	2,633	2,450	183	7.5%
Net operating income	$1,326	$1,247	$79	6.3%

Reconciliations:
Segment revenue	$214,505	$174,932	$39,573	22.6%
Operating expense reimbursements	8,707	10,214	(1,507)	(14.8)%
Eliminations / adjustments(1)	2,581	(770)	3,351	(435.2)%
Total segment revenues	$225,793	$184,376	$41,417	22.5%

Segment operating expenses	$97,636	$83,568	$14,068	16.8%
Reimbursable operating expenses	8,707	10,214	(1,507)	(14.8)%
Total segment operating expenses	$106,343	$93,782	$12,561	13.4%

Segment net operating income	$119,450	$90,594	$28,856	31.9%
Other unallocated general and administrative expenses	(14,815)	(10,544)	(4,271)	40.5%
Depreciation and amortization	(58,974)	(48,098)	(10,876)	22.6%
Ground lease	(8,988)	(7,622)	(1,366)	17.9%
Loss on impairment of collegiate housing properties	(12,733)	—	(12,733)	NM
Nonoperating expenses	(8,546)	(18,837)	10,291	(54.6)%
Equity in losses of unconsolidated entities	(710)	(203)	(507)	249.8%
Income before income taxes, discontinued operations and gain on sale of collegiate housing properties	$14,684	$5,290	$9,394	177.6%

(1)  In 2013, the eliminations / adjustments to segment revenues (specifically development consulting) eliminate the deferred development fee on the participating project at the Science + Technology Park at Johns Hopkins, which is not recognized in the accompanying consolidated financial statements. The eliminations / adjustments to segment expenses eliminate internal development costs incurred relating to the development services on the participating project. In 2014, the eliminations / adjustments to segment revenues (specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park at Johns Hopkins to total revenues. The related revenue was recognized in the accompanying consolidated financial statements during 2014, but was recognized in segment revenues in prior periods.

Beginning with the three months ended March 31, 2014, we are reporting expenses related to development activities at our owned developments as part of other unallocated general and administrative expenses. As a result, expenses presented in the development consulting services segment relate solely to our third-party business. All periods presented have been adjusted to reflect the change.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014(9)	Year Ended December 31, 2013(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	91.9%	90.3%	160 bps
Economic(2)	87.7%	86.4%	130 bps
NarPAB(3)	$584	$513	$71
Other income per avail. bed(4)	$42	$42	$—
RevPAB(5)	$626	$555	$71
Operating expense per bed(6)	$281	$265	$(16)
Operating margin(7)	55.1%	52.3%	280 bps
Design Beds(8)	329,587	301,636	27,951

Same-communities(10):
Occupancy
Physical(1)	91.7%	91.1%	60 bps
Economic(2)	88.1%	86.4%	170 bps
NarPAB(3)	$554	$537	$17
Other income per avail. bed(4)	$41	$39	$2
RevPAB(5)	$595	$576	$19
Operating expense per bed(6)	$268	$261	$7
Operating margin(7)	55.0%	54.7%	30 bps
Design Beds(8)	216,468	216,468	—

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
(10) Represents operating statistics for communities that were owned by us and were operating for the full years ended December 31, 2014 and 2013. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment. In addition, the collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2014 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
December 31, 2013	$167,476	$79,957
Increase in same-community	3,998	1,450
Increase from 2013 deliveries	16,549	5,183
Increase from 2013 acquisitions	11,118	5,577
Increase from 2014 deliveries	11,939	3,556
Increase from 2014 acquisitions	4,683	1,465
Pre-opening expense on future developments	—	338
Decrease from sold communities	(9,441)	(4,877)
December 31, 2014	$206,322	$92,649

The increase in same-community revenue of $4.0 million, or 3.2%, was driven from a 2.4% increase in rental rates, a 0.7% improvement in occupancy and a 0.1% growth in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2013 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in prior year. In 2014, we recognized revenue on the 2014 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $1.5 million, or 2.6%, over prior year. We also experienced an increase in operating expenses related to the 2013 and 2014 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $4.9 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2014 and 2013:

Project	Beds	Fee Type	2014	2013	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$931	$—	$931
West Chester University of Pennsylvania – Phase II	653	Development fee	1,100	934	166
Athens - Georgia Heights	488	Development fee	166	—	166
Mansfield University of Pennsylvania – Phase II	684	Development fee	4	1,361	(1,357)
Wichita State University	784	Development fee	1,878	614	1,264
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	—	770	(770)
Miscellaneous consulting fees	—	Development Consulting fee	145	80	65
Third-party development consulting services total			$4,224	$3,759	$465

Third-party development consulting services revenue increased $0.5 million to $4.2 million for the year ended December 31, 2014 as compared to the same period in 2013. We recognized development fees and cost savings on Wichita State University of approximately $1.3 million and $0.6 million, respectively, and development fees on Clarion University of $0.9 million during 2014. These fees were offset by a decrease in development fees recognized on West Chester University of Pennsylvania – Phase II of $0.2 million and Mansfield University of Pennsylvania– Phase II of $1.4 million.

General and administrative expenses for the segment increased $1.2 million, or 102.8%, for the year ended December 31, 2014 compared to the prior year. This increase is primarily attributable to the increase in active development projects.

Management services

Total management services revenue increased $0.3 million, or 7.1%, for the year ended December 31, 2014 when compared to the same period in 2013. This increase is due primarily to the performance of our existing management portfolio.

General and administrative expenses for our management services segment increased $0.2 million, or 7.5%, for the year ended December 31, 2014 compared to the same period in the prior year, which is consistent with the increase in our third party management fee revenue.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $4.3 million, or 40.5%, during the year ended December 31, 2014 over the same period in the prior year. The increase includes approximately $1.4 million in acquisition, development pursuit and severance costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, increased on and off campus development pursuit activity and the continued asset repositioning efforts.

Depreciation and amortization

Depreciation and amortization increased $10.9 million, or 22.6%, during the year ended December 31, 2014 as compared to the same period in the prior year. This increase relates primarily to the 18 new properties (acquisitions or developments) opened since January 1, 2013 as discussed above.

Ground lease expense

For the year ended December 31, 2014, the cost of ground leases increased $1.4 million, or 17.9%, compared to the same period in the prior year. This increase relates primarily to the opening of five developments on the campus of the University of Kentucky in 2013 and 2014. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

During the year ended December 31, 2014, we recorded impairment losses of $12.7 million related to collegiate housing communities. The assets were determined to be impaired due to a change in circumstances that indicated their carrying values may not be recoverable (see Note 2 to the accompanying consolidated financial statements). The change in circumstances for the properties was generally attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

Nonoperating expenses

Nonoperating expenses consist of the following for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Change ($)	Change (%)
Interest expense	$(20,656)	$(17,526)	$(3,130)	17.9%
Amortization of deferred financing costs	(2,156)	(1,758)	(398)	22.6%
Interest income	190	447	(257)	(57.5)%
Guarantee fee income from Participating Development	3,000	—	3,000	NM
Interest on loan to Participating Development	6,486	—	6,486	NM
Loss on extinguishment of debt	(3,543)	—	(3,543)	NM
Gain on insurance settlement	8,133	—	8,133	NM
Total nonoperating expenses	$(8,546)	$(18,837)	$10,291	(54.6)%

Interest expense increased $3.1 million, or 17.9%, to $20.7 million for the year ended December 31, 2014. The increase in interest expense includes approximately $6.6 million of additional expense related to the Term Loans entered into during

January 2014 (see Note 10 to the accompanying consolidated financial statements), offset by a decrease in interest expense on the Revolving Credit Facility and construction and mortgage debt of $5.0 million.

Amortization of deferred financing costs increased $0.4 million, or 22.6%, from prior year related to the amortization of deferred financing costs incurred related to the Term Loans.

The $3.0 million guarantee fee income from Participating Development was recognized in the third quarter when the guaranteed debt was repaid by the owner of the project. The $6.5 million of interest on loan to Participating Development recognized for the year ended December 31, 2014 represents interest income on the $18.0 million mezzanine loan advanced by us, which was previously deferred due to continuing involvement in the Johns Hopkins development (see further discussion above and Note 2 to the accompanying consolidated financial statements).

The loss on extinguishment of debt recognized for the year ended December 31, 2014 of $3.5 million represents costs incurred in connection with the early retirement of $190 million of mortgage and construction debt during the year.

During the year ended December 31, 2014, we settled the insurance claims related to the July 2012 fire at 3949 Lindell, and recognized a gain of $8.1 million (see Note 19 to the accompanying consolidated financial statements).

Results of Operations for the Years Ended December 31, 2013 and 2012

The following table presents our results of operations for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$167,476	$124,087	$43,389	35.0%
Collegiate housing leasing operations	79,957	59,524	20,433	34.3%
Net operating income	$87,519	$64,563	$22,956	35.6%

Development Consulting Services:
Third-party development consulting services	$3,759	$1,018	$2,741	269.3%
General and administrative	1,161	1,157	4	0.3%
Net operating income (loss)	$2,598	$(139)	$2,737	(1,969.1)%

Management Services:
Third-party management services	$3,697	$3,446	$251	7.3%
General and administrative	2,450	2,779	(329)	(11.8)%
Net operating income	$1,247	$667	$580	87.0%

Reconciliations:
Segment revenue	$174,932	$128,551	$46,381	36.1%
Operating expense reimbursements	10,214	9,593	621	6.5%
Eliminations / adjustments(1)	(770)	(198)	(572)	288.9%
Total segment revenues	$184,376	$137,946	$46,430	33.7%

Segment operating expenses	$83,568	$63,460	$20,108	31.7%
Reimbursable operating expenses	10,214	9,593	621	6.5%
Eliminations / adjustments(1)	—	(44)	44	(100.0)%
Total segment operating expenses	$93,782	$73,009	$20,773	28.5%

Segment net operating income	$90,594	$64,937	$25,657	39.5%
Other unallocated general and administrative expenses	(10,544)	(10,284)	(260)	2.5%
Depreciation and amortization	(48,098)	(33,240)	(14,858)	44.7%
Ground lease	(7,622)	(6,395)	(1,227)	19.2%
Nonoperating expenses	(18,837)	(15,322)	(3,515)	22.9%
Equity in losses of unconsolidated entities	(203)	(363)	160	(44.1)%
Income (loss) before income taxes and discontinued operations	$5,290	$(667)	$5,957	(893.1)%

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

Beginning with the three months ended March 31, 2014, we are reporting expenses related to development activities at our owned developments as part of other unallocated general and administrative expenses. As a result, expenses presented in the development consulting services segment relate solely to our third-party business. All periods presented have been adjusted to reflect this change.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013(9)	Year Ended December 31, 2012(9)	Favorable (Unfavorable)
Owned communities:
Occupancy
Physical(1)	90.3%	90.9%	(60) bps
Economic(2)	86.4%	87.5%	(110) bps
NarPAB(3)	$513	$477	$36
Other income per avail. bed(4)	$42	$36	$6
RevPAB(5)	$555	$513	$42
Property operating expense per bed(6)	$265	$246	$(19)
Operating margin(7)	52.3%	52.0%	30 bps
Design Beds(8)	301,636	242,122	59,514

Same communities(10):
Occupancy
Physical(1)	90.6%	91.8%	(120) bps
Economic(2)	85.1%	86.5%	(140) bps
NarPAB(3)	$512	$507	$5
Other income per avail. bed(4)	$36	$36	$—
RevPAB(5)	$548	$543	$5
Property operating expense per bed(6)	$255	$245	$(10)
Operating margin(7)	53.4%	54.9%	(150) bps
Design Beds(8)	157,238	157,238	$—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Represents GAAP net apartment rent for the respective period divided by the sum of the design beds in the portfolio for each of the included months.

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

(10)
Represents operating statistics for communities that were operating for the full years ended December 31, 2013 and 2012. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment. In addition, the collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2013 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
December 31, 2012	$124,087	$59,524
Increase in same-community	919	1,625
Increase from 2012 deliveries	5,726	1,058
Increase from 2012 acquisitions	21,231	10,713
Increase from 2013 deliveries	12,290	4,663
Increase from 2013 acquisitions	3,221	1,159
Increase from future developments	—	603
Decrease from sold communities	2	612
December 31, 2013	$167,476	$79,957

The increase in same-community revenue of $0.9 million, or 1.1%, was driven from a 2.4% increase in rental rates, a 1.3% decline in occupancy and a 0.1% decline in other income. The same-community revenue above is based on the same community mix at December 31, 2013, excluding properties subsequently sold. The increase from the 2012 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in prior year. In 2013, we recognized revenue on the 2013 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $1.6 million, or 4.2%, over prior year. We also experienced an increase in operating expenses related to the 2012 and 2013 acquisitions and developments and on the communities subsequently sold of $0.6 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2013 and 2012:

Project	Beds	2013	2012	Difference
		(in thousands)
Centennial Hall	454	—	182	(182)
West Chester University of Pennsylvania – Phase II	653	934	—	934
East Stroudsburg University	969	—	136	(136)
Mansfield University of Pennsylvania	634	—	35	(35)
Mansfield University of Pennsylvania Phase II	684	1,361	417	944
Wichita State University	784	614	—	614
Miscellaneous consulting fees	—	80	50	30
Participating project – Science + Technology Park at Johns Hopkins	572	770	198	572
Third-party development consulting services total		$3,759	$1,018	$2,741

Development consulting services revenue increased $2.7 million to $3.8 million for the year ended December 31, 2013 as compared to the same period in 2012. Third-party development consulting revenue increased $2.2 million primarily due to continued progress on the Mansfield University of Pennsylvania - Phase II and Wichita State University, which contributed to the total increase in development consulting services revenue from 2012.

The Science + Technology Park at Johns Hopkins contributed $0.6 million to the increase in third-party development revenue due to the participation in project savings resulting from successful cost management efforts. As we guaranteed the construction loan and extended a second mortgage to the development, all revenue on the project was deferred until the second mortgage is repaid and we no longer guarantees the debt. Since management considers these fees when assessing the performance of the segment, they are included in the segment revenue above and eliminated in the segment revenue reconciliations. If the construction loan and second mortgage had been repaid prior to December 31, 2013, we would have recognized development services revenue net of costs of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income of $5.6 million since the commencement of the project. The third-party owner successfully closed on permanent financing for the community in July 2014 and repaid their construction loan as well as the $18.0 million mezzanine investment we advanced to the project. As a result of the refinancing, all previously deferred fees were recognized during 2014 (see Note 2 to the accompanying consolidated financial statements).

General and administrative expenses for the segment remained flat year over year.

Management services

Total management services revenue increased $0.3 million, or 7.3%, for the year ended December 31, 2013 when compared to the same period in 2012. This increase is due to the management contract for the Science + Technology Park at Johns Hopkins discussed above, for which development was completed in August of 2012, and we received a full year of management fees in 2013, and a net increase in fees from existing contracts offset by the loss of two management contracts, one of which we chose to terminate.

General and administrative costs for our management services segment decreased $0.3 million, or 11.8%, for the year ended December 31, 2013 compared to the same period in the prior year primarily due to the leveraging of our management services department as we increase the communities in our combined portfolio.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.3 million, or 2.5%, during the year ended December 31, 2013 over the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $14.9 million, or 44.7%, during the year ended December 31, 2013 over the same period in the prior year. This increase relates primarily to the 18 new properties (acquisitions or developments) opened since January 1, 2012 as discussed above.

Ground lease expense

For the year ended December 31, 2013, the cost of ground leases increased $1.2 million, or 19.2%, compared to the same period in the prior year, due to the opening of Campus West at Syracuse University in the fall of 2012, the acquisition of Campus Village at Michigan State University in the fourth quarter of 2012, the increase in ground lease expense at the GrandMarc at Westberry Place at Texas Christian University during 2013, and the opening of 2400 Nueces at the University of Texas at Austin and Central Hall I & II at the University of Kentucky in the fall of 2013. We own and operate the 2400 Nueces and Central Hall I & II communities under long-term ground leases with the respective universities. The ground lease on the GrandMarc at Westberry Place community is subject to a 53-year ground lease with a fixed-floor annual rent increase. We recognize ground lease expense on a straight-line basis over the life of the lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	Change ($)	Change (%)
Interest expense	$(17,526)	$(14,390)	$(3,136)	21.8%
Amortization of deferred financing costs	(1,758)	(1,215)	(543)	44.7%
Interest income	447	283	164	58.0%
Total nonoperating expenses	$(18,837)	$(15,322)	$(3,515)	22.9%

For the year ended December 31, 2013, nonoperating expenses increased $3.5 million, or 22.9%, as compared to the same period in the prior year. This increase relates primarily to a $3.1 million increase in interest expense associated with the increase in net borrowings on the revolving credit facility of $277.9 million during 2013.

Liquidity and Capital Resources

Cash and cash flows

As of December 31, 2014, we had $18.4 million cash on hand and $10.3 million of restricted cash, compared to $22.1 million cash on hand and $12.3 million restricted cash as of December 31, 2013. Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements as well as escrows related to construction retention on certain development projects.

During 2014, we generated $89.2 million of cash from operations compared to $77.4 million in 2013. This increase of $11.8 million is directly attributable to the increase in combined community net operating income of $26.2 million offset by a net $15.2 million change in working capital from the prior year.

During 2014, we used $235.8 million of cash in investing activities which is $62.5 million less than last year's volume. In 2014, we sold seven communities compared to just four in 2013 contributing to a $92.9 million increase in capital year over year. Partially offsetting this increase was an increase in cash paid related to collegiate housing acquisitions and continued development of $27.8 million from prior year.

During 2014, we generated $142.9 million of cash from financing activities compared to $225.9 million in 2013, which resulted in a decrease in cash of $83.1 million. The decrease in cash provided by financing activities is attributable to the following:

•	paydowns (net of borrowings) of $332.9 million on the revolving credit facility during 2014 compared to borrowings (net of paydowns) of $277.9 million in 2013;

•	paydowns (net of borrowings) of $172.2 million on secured mortgage and construction loans during 2014 compared to $7.8 million in 2013; and

•	an increase in cash paid to common and restricted stockholders and unitholders of $11.1 million during 2014.

These increases in cash used in financing activities were partially offset by the following:

•
borrowings on an unsecured term loan facility entered into in January 2014 and subsequently amended in November 2014 of $187.5 million (see Note 10 to the accompanying consolidated financial statements);

•	proceeds from a public offering of $250.0 million aggregate principal amount of senior unsecured notes due 2024 (see Note 10 to the accompanying consolidated financial statements); and

•
an increase in proceeds from common stock offerings of $272.7 million related to increased sales of common stock under our at-the-market equity offering programs and from the follow on equity offering completed in June 2014.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.44 per share to our stockholders and $0.48 per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, fund for our active development projects, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. In June 2014, we completed a follow-on equity offering selling 8.2 million shares of our common stock for net proceeds of approximately $239.4 million, which were used to repay a portion of our revolving credit facility. The offering improved our leverage metrics and provided additional balance sheet capacity to fund two additional 2015 developments and purchase The District on Apache adjacent to Arizona State University for $89.8 million in September 2014. In addition, during November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of senior unsecured notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering programs, additional follow on equity offerings or additional offerings of public unsecured notes.

Distributions for the year ended December 31, 2014 totaled $59.1 million, or $1.38 per share, to our stockholders and $1.0 million, or $0.46 per OP Unit, to the Operating Partnership unitholders, compared to cash provided by operations of $89.2 million, or $2.10 per weighted average share.

Based on our closing share price of $36.59 on December 31, 2014, our total enterprise value was $2.5 billion. With net debt (total debt less cash) of $691.3 million as of December 31, 2014, our debt to enterprise value was 28.1% compared to 42.5% as of December 31, 2013. With gross assets of $2.0 billion, which excludes accumulated depreciation of $210.0 million, our debt to gross assets ratio was 35.1% as of December 31, 2014 as compared to 42.8% as of December 31, 2013.

ATM Program

In May 2012, we entered into two equity distribution agreements ("ATM Program") pursuant to which we may issue and sell shares of EdR common stock having an aggregate offering amount of $50.0 million. As of December 31, 2013, we had sold 0.5 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. We used the net proceeds to repay debt, fund our development pipeline, fund acquisitions and for general corporate purposes. We sold 1.0 million shares of common stock under the distribution agreements during 2014 and received net proceeds of $31.5 million, which exhausted the ATM Program entered into during May 2012.

In October 2014, we entered into agreements to establish a new ATM Program to sell a maximum of $150.0 million in additional shares of EdR common stock. We sold 0.5 million shares under these distribution agreements during 2014 and received net proceeds of $18.1 million. We used the net proceeds to repay debt, fund its development pipeline and for general corporate purposes.

Revolving credit facility

As described in Note 10 to the accompanying consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, along with restrictions on distributions. As of December 31, 2014, we were in compliance with all covenants and had remaining availability of $476.0 million. The interest rate applicable to the Fifth Amended Revolver was 1.42% at December 31, 2014.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership entered into an unsecured term loan facility, which was subsequently amended and restated on November 19, 2014 (see Note 10 to the accompanying consolidated financial statements), at which time EROP became the sole borrower. Under the Amended and Restated Credit Agreement (the "Credit Agreement"), the unsecured term loans have an aggregate principal amount of $187.5 million (with an accordion feature to $250.0 million), consisting of a $122.5 million Tranche A term loan with a seven-year maturity and a $65.0 million Tranche B term loan with a five-year maturity (collectively, the “Term Loans”).

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of December 31, 2014, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 14 to the accompanying consolidated financial statements). As of December 31, 2014, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior Unsecured Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") (see Note 10 to the accompanying consolidated financial statements). The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. Net proceeds from the sale of the Senior Unsecured Notes were approximately $247 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. We used the offering proceeds to prepay $69 million of mortgage debt (including $2.6 million in prepayment penalties and other fees), pay down the outstanding balance of our unsecured revolving credit facility and for general corporate purposes. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2014, we were in compliance with all covenants.

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

In 2014, we sold the following seven off-campus properties for a combined sales price of approximately $138.5 million resulting in total proceeds of approximately $116.3 million after repayment of debt and customary closing costs. We recognized a combined gain of $33.2 million on these dispositions as reflected in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2014.

Property	Year Built	Year Acquired	Distance to Campus (in miles)	Primary University Served
The Reserve on West 31st	1998	2005	1.30	University of Kansas
College Station at West Lafayette	2000	2005	2.00	Purdue University
Pointe West	2003	2005	1.90	University of South Carolina
Reserve on South College	1999	2005	0.40	Auburn University
The Point at South Florida	1999	2005	0.50	University of South Florida
The Avenue at Southern	1993	2006	0.20	Georgia Southern University
Commons on Kinnear	2000	2005	0.40	Ohio State University

In 2013, we sold The Pointe at Western collegiate housing community located in Kalamazoo, Michigan and the College Grove collegiate housing community located in Murfreesboro, Tennessee for an aggregate sales price of $41.7 million (see Note 5 to the accompanying consolidated financial statements). We received proceeds of $40.2 million after closing costs.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under first mortgage secured debt, construction loans or borrowings under our Fifth Amended Revolver. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

During 2014, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

The acquisition of 109 Tower was made pursuant to a presale agreement, subject to on-time completion of the project by the developer. We were responsible for the lease-up of the community.

During 2013, we completed the following collegiate housing community acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	Aug 2013	745	193	$36,000
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Sept 2013	587	138	$56,189
The Varsity	University of Michigan Ann Arbor, Michigan	Dec 2013	415	181	$53,950

We currently have six active development projects that we are developing for our ownership with our share of aggregate development costs of $317.2 million. As of December 31, 2014, $133.7 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fifth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, OP Units or additional debt, if market conditions permit.

Capital expenditures

The historical recurring capital expenditures, excluding discontinued operations or sold communities, at our same communities are set forth as follows:

	As of and for the Years Ended December 31,
	2014	2013	2012
Total units	6,228	5,895	5,044
Total beds	18,039	18,508	16,119
Total recurring capital expenditures (in thousands)	$3,844	$4,381	$4,105
Average per unit	$617.14	$743.19	$813.78
Average per bed	$213.07	$236.71	$254.65

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

Nonrecurring capital expenditures were approximately $12.3 million, $12.8 million and $18.5 million, respectively, for the years ended December 31, 2014, 2013 and 2012. These expenditures relate to major renovations and improvements and are funded with cash on hand.

Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (amounts in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations (1)	$68,675	$106,586	$118,317	$392,074	$685,652
Contractual Interest Obligations (2)	27,373	47,928	55,966	46,000	177,267
Operating Lease and Future Purchase Obligations (3)	13,935	21,456	17,731	575,960	629,082
Capital Reserve Obligations (4)	585	867	444	—	1,896
Total	$110,568	$176,837	$192,458	$1,014,034	$1,493,897

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Term Loan, Unsecured Bonds and construction loan agreements.

(2)
Includes contractual fixed-rate interest payments on term loan and bonds as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2014. The Trust has $107.9 million of variable rate debt as of December 31, 2014.

(3)	Includes future minimum lease commitments under operating lease obligations (includes long-term ground leases) and future purchase obligations for advertising.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

Long-term indebtedness

As of December 31, 2014, 38, or 76%, of our communities were unencumbered by mortgage or construction debt.

As of December 31, 2014, we had outstanding long-term indebtedness of $687.1 million (net of unamortized debt premium of $1.5 million), which excludes the outstanding balance on our Fifth Amended Revolver. The scheduled future maturities of this indebtedness as of December 31, 2014 were as follows (in thousands):

Year
2015	$68,675
2016	59,410
2017	47,176
2018	1,629
2019	116,688
Thereafter	392,074
Total	685,652
Debt premium	1,486
Outstanding as of December 31, 2014, net of debt premium	$687,138

As of December 31, 2014, the outstanding mortgage and construction debt had a weighted average interest rate of 4.04% and carried an average term to maturity of 5.80 years.

We also have $24.0 million outstanding under the Fifth Amended Revolver as of December 31, 2014. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date one year subject to certain conditions. The Fifth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of December 31, 2014 was 1.42%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During July of 2014, the Board increased the annual dividend target from $1.32 to $1.44 per share to our stockholders and from $0.44 to $0.48 per OP Unit to the Operating Partnership unitholders becoming effective with the August 15, 2014 dividend.

During 2014, we declared quarterly distributions aggregating $1.38 per share of EdR's common stock and $0.46 per OP Unit in EROP.

As discussed above, the Board declared a fourth quarter distribution of $0.36 per share of common stock and $0.12 per OP Unit for the quarter ended December 31, 2014. The distributions were paid on February 13, 2015 to stockholders and unitholders of record at the close of business on January 30, 2015.

Off-Balance Sheet Arrangements

The Operating Partnership and various joint venture partners have jointly and severally guaranteed partial repayment on third-party mortgage and construction debt secured by the following underlying collegiate housing properties, all of which are unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty, as applicable. The following summarizes the Operating Partnership's exposure under such guaranties (amounts in thousands):

		December 31, 2014				December 31, 2013
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,643	n/a	$5,911	n/a	$23,971	n/a	$5,993	n/a
The Marshall	50%	55,663	8,767	27,832	4,384	13,100	8,767	6,550	4,384
Georgia Heights	50%	—	7,230	—	3,615	—	7,230	—	3,615

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximated fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust collected and recognized the $3.0 million guarantee fee during 2014.

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. Similar to the construction loan for the first three phases, the Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2014 no amounts had been drawn on the construction loan.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization or severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net income attributable to Education Realty Trust, Inc.	$47,055	$4,323	$8,421
Gain on sale of collegiate housing assets	(33,231)	(3,913)	(5,496)
Gain on insurance settlement	(8,133)	—	—
Loss on impairment of collegiate housing assets	12,733	5,001	—
Real estate related depreciation and amortization	58,055	49,316	37,237
Equity portion of real estate depreciation and amortization on equity investees	701	196	225
Equity portion of loss on sale of collegiate housing property on equity investee	—	—	88
Noncontrolling interests	538	249	305
FFO available to stockholders and unitholders	77,718	55,172	40,780

FFO adjustments:
Loss on extinguishment of debt	3,543	—	—
Acquisition costs	1,058	393	1,110
Severance costs, net of tax	314	—	—
Straight-line adjustment for ground leases	4,835	5,255	4,364
FFO adjustments	9,750	5,648	5,474

FFO on Participating Developments:
Interest on loan to Participating Development	(5,581)	1,825	1,830
Development fees on Participating Development, net of costs and taxes	(1,548)	454	91
FFO on Participating Developments	(7,129)	2,279	1,921
Core FFO available to stockholders and unitholders	$80,339	$63,099	$48,175

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding management fees, depreciation, amortization, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to NOI for years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year ended December 31,
	2014	2013	2012
Operating income	$23,940	$24,330	$15,018
Less: Third-party development services revenue	6,805	2,989	820
Less: Third-party management services revenue	3,959	3,697	3,446
Plus: Development and management services expenses	9,685	6,477	6,266
Plus: General and administrative expenses	10,117	7,678	7,910
Plus: Ground leases	8,988	7,622	6,395
Plus: Depreciation and amortization	58,974	48,098	33,240
Plus: Loss on impairment of collegiate housing assets	12,733	—	—
NOI	$113,673	$87,519	$64,563

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense; (7) other non-operating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; and (10) applicable expenses related to discontinued operations. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year ended December 31,
	2014	2013	2012
Net income attributable to Education Realty Trust, Inc.	$47,055	$4,323	$8,421
Straight line adjustment for ground leases	4,835	5,255	4,364
Acquisition costs	1,058	393	1,110
Depreciation and amortization	58,974	48,098	33,240
Depreciation and amortization – discontinued operations	—	1,767	4,634
Loss on impairment of collegiate housing assets	12,733	—	—
Loss on impairment of collegiate housing assets - discontinued operations	—	5,001	88
Gain on sale of collegiate housing assets	(33,231)	—	—
Gain on sale of collegiate housing assets - discontinued operations	—	(3,913)	(5,496)
Gain on insurance settlement	(8,133)	—	—
Interest expense, net	20,656	17,526	14,390
Amortization of deferred financing costs	2,156	1,758	1,215
Interest income	(190)	(447)	(283)
Interest on loan to Participating Development	(6,486)	—	—
Loss on extinguishment of debt	3,543	—	—
Income tax expense (benefit)	261	203	(884)
Noncontrolling interest	599	308	216
Adjusted EBITDA	$103,830	$80,272	$61,015

Debt to gross assets

Debt to gross assets is defined as total debt, excluding the unamortized debt premium, divided by gross assets, or total assets excluding accumulated depreciation on real estate assets. We consider debt to gross assets useful to an investor in evaluating our leverage and in assessing our capital structure, because it excludes noncash items such as accumulated depreciation and provides a more accurate depiction of our capital structure. The following is a reconciliation of our GAAP total assets to gross assets as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Mortgage and construction loans, net of unamortized premium	$249,637	$422,681
Unamortized premium	1,486	2,291
Mortgage and construction loans	248,151	420,390

Unsecured revolving credit facility	24,000	356,900
Unsecured term loan	187,500	—
Unsecured senior bonds	250,000	—
Total debt	$709,651	$777,290

Total assets	$1,811,637	$1,610,565
Accumulated depreciation(1)	210,047	204,181
Gross assets	$2,021,684	$1,814,746

Debt to gross assets	35.1%	42.8%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. In addition, we use interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 10 and 14 to the accompanying consolidated financial statements). We did not enter into derivatives or other financial instruments for trading or speculative purposes.

The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
	(in thousands)				(in thousands)
Fixed rate debt (1)	$577,770	6.8	4.47%	81.4%	$227,011	3.3	5.6%	29.2%
Variable rate debt	$131,881	1.5	2.19%	18.6%	$550,279	3.5	2.0%	70.8%
(1) Includes a $187.5 million outstanding balance on our term loans as of December 31, 2014 effectively fixed by the use of interest rate swaps. Also excludes unamortized debt premium of $1.5 million.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2014, we had fixed rate debt of $390.3 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $23.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $25.5 million increase in the fair value of our fixed rate debt.

As of December 31, 2014, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during 2014, our annual interest costs would have been approximately $3.5 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2014 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.2 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, credit worthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Trust's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Trust changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Education Realty Operating Partnership, L.P.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Operating Partnership, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in partners' capital and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 27, 2015

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except share and per share data)

	2014	2013
Assets:
Collegiate housing properties, net	$1,586,009	$1,388,885
Assets under development	120,702	116,787
Cash and cash equivalents	18,385	22,073
Restricted cash	10,342	12,253
Student contracts receivable, net	2,205	807
Receivable from managed third parties	373	361
Notes receivable	375	18,125
Goodwill and other intangibles, net	3,497	3,822
Other assets	69,749	47,452
Total assets	$1,811,637	$1,610,565

Liabilities:
Mortgage and construction loans, net of unamortized premium	$249,637	$422,681
Unsecured revolving credit facility	24,000	356,900
Unsecured term loans	187,500	—
Senior unsecured notes	250,000	—
Accounts payable	2,183	2,289
Accrued expenses	74,686	65,357
Deferred revenue	17,301	23,498
Total liabilities	805,307	870,725

Commitments and contingencies (see Note 19)	—	—

Redeemable noncontrolling interests	14,512	9,871

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 47,999,427 and 38,246,718 shares issued and outstanding as of December 31, 2014 and 2013, respectively	480	383
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,034,683	814,305
Accumulated deficit	(41,909)	(88,964)
Accumulated other comprehensive loss	(4,465)	—
Total Education Realty Trust, Inc. stockholders’ equity	988,789	725,724
Noncontrolling interests	3,029	4,245
Total equity	991,818	729,969
Total liabilities and equity	$1,811,637	$1,610,565

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per share data)

	2014	2013	2012
Revenues:
Collegiate housing leasing revenue	$206,322	$167,476	$124,087
Third-party development consulting services	6,805	2,989	820
Third-party management services	3,959	3,697	3,446
Operating expense reimbursements	8,707	10,214	9,593
Total revenues	225,793	184,376	137,946
Operating expenses:
Collegiate housing leasing operations	92,649	79,957	59,524
Development and management services	9,685	6,477	6,266
General and administrative	10,117	7,678	7,910
Depreciation and amortization	58,974	48,098	33,240
Ground lease expense	8,988	7,622	6,395
Loss on impairment of collegiate housing properties	12,733	—	—
Reimbursable operating expenses	8,707	10,214	9,593
Total operating expenses	201,853	160,046	122,928

Operating income	23,940	24,330	15,018

Nonoperating (income) expenses:
Interest expense	20,656	17,526	14,390
Amortization of deferred financing costs	2,156	1,758	1,215
Interest income	(190)	(447)	(283)
Guarantee fee income from participating development	(3,000)	—	—
Interest on loan to participating development	(6,486)	—	—
Gain on insurance settlement	(8,133)	—	—
Loss on extinguishment of debt	3,543	—	—
Total nonoperating expenses	8,546	18,837	15,322
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	15,394	5,493	(304)
Equity in losses of unconsolidated entities	(710)	(203)	(363)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	14,684	5,290	(667)
Income tax expense (benefit)	261	203	(884)
Income from continuing operations	14,423	5,087	217
Income (loss) from discontinued operations	—	(456)	8,420
Income before gain on sale of collegiate housing properties	14,423	4,631	8,637
Gain on sale of collegiate housing properties	33,231	—	—
Net income	47,654	4,631	8,637
Less: Net income attributable to the noncontrolling interests	599	308	216
Net income attributable to Education Realty Trust, Inc.	$47,055	$4,323	$8,421

See accompanying notes to the consolidated financial statements.

	2014	2013	2012
Comprehensive income:
Net income	$47,654	$4,631	$8,637
Other comprehensive loss:
Loss on cash flow hedging derivatives	(4,465)	—	—
Comprehensive income	$43,189	$4,631	$8,637
Less: comprehensive income attributable to the noncontrolling interests	599	308	216
Comprehensive income attributable to Education Realty Trust, Inc.	$42,590	$4,323	$8,421

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic:
Continuing operations	$1.10	$0.12	$—
Discontinued operations	—	(0.01)	0.25
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$1.10	$0.11	$0.25

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – diluted:
Continuing operations	$1.09	$0.12	$—
Discontinued operations	—	(0.01)	0.25
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$1.09	$0.11	$0.25
Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	42,934	38,144	33,748
Weighted average common shares outstanding – diluted	43,277	38,490	34,106

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2011	30,600,229	$306	$663,269	$(101,708)	—	$1,487	$563,354
Proceeds from issuances of common stock, net of offering costs	6,995,942	70	220,195	—	—	—	220,265
Common stock issued to officers and directors	10,762	—	360	—	—	—	360
Amortization of restricted stock	80,551	1	767	—	—	—	768
Cash dividends	—	—	(33,959)	—	—	—	(33,959)
Return of equity to noncontrolling interests	—	—	—	—	—	(349)	(349)
Contributions from noncontrolling interests	—	—	—	—	—	4,039	4,039
Comprehensive income (loss)	—	—	—	8,421	—	(89)	8,332
Balance, December 31, 2012	37,687,484	377	850,632	(93,287)	—	5,088	762,810
Common stock issued to officers and directors	11,060	—	360	—	—	—	360
Proceeds from issuances of common stock, net of offering costs	525,237	5	16,680	—	—	—	16,685
Amortization of restricted stock	22,937	1	1,336	—	—	—	1,337
Cash dividends	—	—	(48,010)	—	—	—	(48,010)
Return of equity to noncontrolling interests	—	—	—	—	—	(795)	(795)
Contributions from noncontrolling interests	—	—	—	—	—	69	69
Purchase of noncontrolling interests	—	—	(6,693)	—	—	(175)	(6,868)
Comprehensive income	—	—	—	4,323	—	58	4,381
Balance, December 31, 2013	38,246,718	383	814,305	(88,964)	—	4,245	729,969
Common stock issued to officers and directors	13,384	—	420	—	—	—	420
Proceeds from issuances of common stock, net of offering costs	9,674,217	96	288,621	—	—	—	288,717
Amortization of restricted stock	65,108	1	2,205	—	—	—	2,206
Cash dividends	—	—	(59,149)	—	—	—	(59,149)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,230	2,230
Purchase of noncontrolling interests	—	—	(6,507)	—	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value			(5,212)				(5,212)
Comprehensive income (loss)	—	—	—	47,055	(4,465)	167	42,757
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2014	2013	2012
Operating activities:
Net income	$47,654	$4,631	$8,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,974	48,098	33,240
Depreciation included in discontinued operations	—	1,767	4,634
Deferred tax expense (benefit)	165	(260)	1,043
Loss on disposal of assets	54	12	99
Gain on sale of collegiate housing property	(33,231)	(3,913)	(5,496)
Gain on insurance settlement	(8,133)	—	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,835	5,255	4,364
Loss on impairment of collegiate housing properties	12,733	5,001	—
Loss on extinguishment of debt	3,543	—	—
Amortization of deferred financing costs	2,156	1,758	1,215
Amortization of unamortized debt premiums	(806)	(776)	(80)
Distributions of earnings from unconsolidated entities	97	71	195
Noncash compensation expense related to stock-based incentive awards	2,249	2,127	2,041
Equity in losses of unconsolidated entities	710	203	363
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(1,766)	(315)	(19)
Management fees receivable	(12)	268	304
Other assets	1,336	17,009	(9,009)
Accounts payable and accrued expenses	3,699	(8,846)	5,721
Deferred revenue	(5,036)	5,317	4,142
Net cash provided by operating activities	89,221	77,407	51,394

Investing activities:
Property acquisitions, net of cash acquired	(131,392)	(109,482)	(239,065)
Purchase of corporate assets	(11,477)	(787)	(3,106)
Restricted cash	1,911	(5,843)	(1,584)
Insurance proceeds received on property losses	2,129	16,860	3,900
Investment in collegiate housing properties	(16,150)	(17,183)	(22,599)
Proceeds from sale of collegiate housing properties	133,117	40,256	67,261
Notes receivable	(250)	(125)	—
Repayment on notes receivable	18,000	3,000	1,800
Loans to developments	—	—	(3,000)
Earnest money deposits	(250)	(125)	(3,000)
Investment in assets under development	(222,296)	(215,409)	(157,840)
Distributions from unconsolidated entities	—	—	82
Investments in unconsolidated entities	(9,117)	(9,475)	(11,797)
Net cash used in investing activities	(235,775)	(298,313)	(368,948)

See accompanying notes to the consolidated financial statements.

	2014	2013	2012
Financing activities:
Payment of mortgage and construction notes	(190,102)	(97,931)	(79,185)
Borrowings under mortgage and construction loans	17,865	90,123	71,156
Borrowings on unsecured term loan	187,500	—	—
Borrowings on senior unsecured notes	250,000	—	—
Debt issuance costs	(6,419)	(4,578)	(1,026)
Debt extinguishment costs	(2,807)	—	—
Borrowings on line of credit	380,000	302,033	141,000
Repayments of line of credit	(712,900)	(24,133)	(62,000)
Proceeds from issuance of common stock	289,584	16,890	220,441
Payment of offering costs	(866)	(238)	(805)
Purchase and return of equity to noncontrolling interests	(10,138)	(7,664)	(349)
Contributions from noncontrolling interests	2,230	1,197	4,039
Dividends and distributions paid to common and restricted stockholders	(59,149)	(48,010)	(33,959)
Dividends and distributions paid to noncontrolling interests	(1,011)	(449)	(532)
Repurchases of common stock for payments of restricted stock tax withholding	(921)	(1,300)	—
Net cash provided by financing activities	142,866	225,940	258,780
Net (decrease) increase in cash and cash equivalents	(3,688)	5,034	(58,774)
Cash and cash equivalents, beginning of period	22,073	17,039	75,813
Cash and cash equivalents, end of period	$18,385	$22,073	$17,039

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$20,548	$23,060	$18,402
Income taxes paid	$45	$542	$76

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$—	$—	$606
Capital expenditures in accounts payable and accrued expenses related to developments	$18,558	$15,425	$20,028
Mortgage and construction loans assumed in connection with property acquisitions	$—	$32,420	$48,451

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except unit data)

	2014	2013
Assets:
Collegiate housing properties, net	$1,586,009	$1,388,885
Assets under development	120,702	116,787
Cash and cash equivalents	18,385	22,073
Restricted cash	10,342	12,253
Student contracts receivable, net	2,205	807
Receivable from managed third parties	373	361
Notes receivable	375	18,125
Goodwill and other intangibles, net	3,497	3,822
Other assets	69,749	47,452
Total assets	$1,811,637	$1,610,565

Liabilities:
Mortgage and construction loans, net of unamortized premium	$249,637	$422,681
Unsecured revolving credit facility	24,000	356,900
Unsecured term loans	187,500	—
Senior unsecured notes	250,000	—
Accounts payable	2,183	2,289
Accrued expenses	74,686	65,357
Deferred revenue	17,301	23,498
Total liabilities	805,307	870,725

Commitments and contingencies (see Note 19)	—	—

Redeemable limited partner units	10,081	7,512

Redeemable noncontrolling interests	4,431	2,359

Partners' capital:
General partner - 20,760 units outstanding at December 31, 2014 and 2013	191	190
Limited partners - 143,977,522 and 114,719,395 units issued and outstanding as of December 31, 2014 and 2013, respectively	993,063	725,534
Accumulated other comprehensive loss	(4,465)	—
Total partners' capital	988,789	725,724
Noncontrolling interests	3,029	4,245
Total partners' capital	991,818	729,969
Total liabilities and partners' capital	$1,811,637	$1,610,565

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per unit data)

	2014	2013	2012
Revenues:
Collegiate housing leasing revenue	$206,322	$167,476	$124,087
Third-party development consulting services	6,805	2,989	820
Third-party management services	3,959	3,697	3,446
Operating expense reimbursements	8,707	10,214	9,593
Total revenues	225,793	184,376	137,946
Operating expenses:
Collegiate housing leasing operations	92,649	79,957	59,524
Development and management services	9,685	6,477	6,266
General and administrative	10,117	7,678	7,910
Depreciation and amortization	58,974	48,098	33,240
Ground lease expense	8,988	7,622	6,395
Loss on impairment of collegiate housing properties	12,733	—	—
Reimbursable operating expenses	8,707	10,214	9,593
Total operating expenses	201,853	160,046	122,928

Operating income	23,940	24,330	15,018

Nonoperating (income) expenses:
Interest expense	20,656	17,526	14,390
Amortization of deferred financing costs	2,156	1,758	1,215
Interest income	(190)	(447)	(283)
Guarantee fee from participating development	(3,000)	—	—
Interest on loan to participating development	(6,486)	—	—
Gain on insurance settlement	(8,133)	—	—
Loss on extinguishment of debt	3,543	—	—
Total nonoperating expenses	8,546	18,837	15,322
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	15,394	5,493	(304)
Equity in losses of unconsolidated entities	(710)	(203)	(363)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	14,684	5,290	(667)
Income tax expense (benefit)	261	203	(884)
Income from continuing operations	14,423	5,087	217
Income (loss) from discontinued operations	—	(456)	8,420
Income before gain on sale of collegiate housing properties	14,423	4,631	8,637
Gain on sale of collegiate housing properties	33,231	—	—
Net income	47,654	4,631	8,637
Less: Net income attributable to the noncontrolling interests	232	227	92
Net income attributable to Education Realty Operating Partnership	$47,422	$4,404	$8,545

See accompanying notes to the consolidated financial statements.

	2014	2013	2012
	(Amounts in thousands, except per unit data)
Comprehensive income:
Net income	$47,654	$4,631	8,637
Other comprehensive loss:
Loss on cash flow hedging derivatives	(4,465)	—	—
Comprehensive income	43,189	4,631	8,637
Less: comprehensive income attributable to the noncontrolling interests	232	227	92
Comprehensive income attributable to unitholders	$42,957	$4,404	$8,545

Earnings per unit information:
Net income attributable to unitholders - basic and diluted:
Continuing operations	$0.37	$0.04	$—
Discontinued operations	$—	$—	$0.08
Net income attributable to unitholders per unit	$0.37	$0.04	$0.08
Weighted average units outstanding:
Weighted average units outstanding – basic	129,634	115,262	102,110
Weighted average units outstanding – diluted	129,842	115,470	102,317

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Years Ended December 31,
(Amounts in thousands, except units)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance as of December 31, 2011	20,760	$199	91,779,928	$561,668	$—	$1,487	$563,354
Vesting of restricted stock and restricted stock units	—	—	32,286	360	—	—	360
Issuance of units in exchange for contributions of gross equity offering proceeds	—	—	20,987,826	229,219	—	—	229,219
Offering costs and underwriters discount paid on behalf of the Trust	—	—	—	(8,954)	—	—	(8,954)
Amortization of restricted stock awards	—	—	241,652	768	—	—	768
Distributions	—	(7)	—	(33,952)	—	—	(33,959)
Return of equity to noncontrolling interests	—	—	—	—	—	(349)	(349)
Contributions from noncontrolling interests	—	—	—	—	—	4,039	4,039
Comprehensive income (loss)	—	4	—	8,417	—	(89)	8,332
Balance as of December 31, 2012	20,760	$196	113,041,692	$757,526	$—	$5,088	$762,810

Vesting of restricted stock and restricted stock units	—	—	33,180	360	—	—	360
Issuance of units in exchange for contributions of gross equity offering proceeds	—	—	1,575,713	17,177	—	—	17,177
Offering costs and underwriters discount paid on behalf of the Trust	—	—	—	(492)	—	—	(492)
Amortization of restricted stock awards	—	—	68,810	1,337	—	—	1,337
Distributions	—	(9)	—	(48,001)	—	—	(48,010)
Return of equity to noncontrolling interests	—	—	—	—	—	(795)	(795)
Contributions from noncontrolling interests	—	—	—	—	—	69	69
Purchase of noncontrolling interests	—	—	—	(6,693)	—	(175)	(6,868)
Comprehensive income	—	3	—	4,320	—	58	4,381
Balance as of December 31, 2013	20,760	$190	114,719,395	$725,534	$—	$4,245	$729,969

See accompanying notes to the consolidated financial statements.

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance as of December 31, 2013	20,760	$190	114,719,395	$725,534	$—	$4,245	$729,969
Vesting of restricted stock and restricted stock units	—	—	40,152	420	—	—	420
Issuance of units in exchange for contributions of gross equity offering proceeds	—	—	29,022,651	300,259	—	—	300,259
Offering costs and underwriters discount paid on behalf of the Trust	—	—	—	(11,541)	—	—	(11,541)
Amortization of restricted stock awards	—	—	195,324	2,206	—	—	2,206
Distributions	—	(10)	—	(59,139)	—	—	(59,149)
Return of equity to noncontrolling interests	—	—	—		—	(818)	(818)
Contributions from noncontrolling interests	—	—	—		—	2,230	2,230
Purchase of noncontrolling interests	—	—	—	(6,507)	—	(2,795)	(9,302)
Adjustments to reflect redeemable limited partners' interests at fair value	—	—	—	(2,657)	—	—	(2,657)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,556)	—	—	(2,556)
Comprehensive income (loss)	—	11	—	47,044	(4,465)	167	42,757
Balance as of December 31, 2014	20,760	$191	143,977,522	$993,063	$(4,465)	$3,029	$991,818

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2014	2013	2012
Operating activities:
Net income	$47,654	$4,631	$8,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,974	48,098	33,240
Depreciation included in discontinued operations	—	1,767	4,634
Deferred tax expense (benefit)	165	(260)	1,043
Loss on disposal of assets	54	12	99
Gain on sale of collegiate housing property	(33,231)	(3,913)	(5,496)
Gain on insurance settlement	(8,133)	—	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,835	5,255	4,364
Loss on impairment of collegiate housing properties	12,733	5,001	—
Loss on extinguishment of debt	3,543	—	—
Amortization of deferred financing costs	2,156	1,758	1,215
Amortization of unamortized debt premiums	(806)	(776)	(80)
Distributions of earnings from unconsolidated entities	97	71	195
Noncash compensation expense related to stock-based incentive awards	2,249	2,127	2,041
Equity in losses of unconsolidated entities	710	203	363
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(1,766)	(315)	(19)
Management fees receivable	(12)	268	304
Other assets	1,336	17,009	(9,009)
Accounts payable and accrued expenses	3,699	(8,846)	5,721
Deferred revenue	(5,036)	5,317	4,142
Net cash provided by operating activities	89,221	77,407	51,394

Investing activities:
Property acquisitions, net of cash acquired	(131,392)	(109,482)	(239,065)
Purchase of corporate assets	(11,477)	(787)	(3,106)
Restricted cash	1,911	(5,843)	(1,584)
Insurance proceeds received on property losses	2,129	16,860	3,900
Investment in collegiate housing properties	(16,150)	(17,183)	(22,599)
Proceeds from sale of collegiate housing properties	133,117	40,256	67,261
Notes receivable	(250)	(125)	—
Repayment on notes receivable	18,000	3,000	1,800
Loans to developments	—	—	(3,000)
Earnest money deposits	(250)	(125)	(3,000)
Investment in assets under development	(222,296)	(215,409)	(157,840)
Distributions from unconsolidated entities	—	—	82
Investments in unconsolidated entities	(9,117)	(9,475)	(11,797)
Net cash used in investing activities	(235,775)	(298,313)	(368,948)

See accompanying notes to the consolidated financial statements.

	2014	2013	2012
Financing activities:
Payment of mortgage and construction notes	(190,102)	(97,931)	(79,185)
Borrowings under mortgage and construction loans	17,865	90,123	71,156
Borrowings on unsecured term loan	187,500	—	—
Borrowings on senior unsecured notes	250,000	—	—
Debt issuance costs	(6,419)	(4,578)	(1,026)
Debt extinguishment costs	(2,807)	—	—
Borrowings on line of credit	380,000	302,033	141,000
Repayments of line of credit	(712,900)	(24,133)	(62,000)
Proceeds from issuance of common units in exchange for contributions	300,259	17,144	228,590
Payment of offering costs and underwriter discount on behalf of the Trust	(11,541)	(492)	(8,954)
Purchase and return of equity to noncontrolling interests	(10,138)	(7,664)	(349)
Contributions from noncontrolling interests	2,230	1,197	4,039
Distributions paid on unvested restricted stock awards	(69)	(80)	(61)
Distributions paid to unitholders	(59,080)	(47,930)	(33,898)
Distributions paid to noncontrolling interests	(1,011)	(449)	(532)
Repurchases of units for payments of restricted stock tax withholding	(921)	(1,300)	—
Net cash provided by financing activities	142,866	225,940	258,780
Net (decrease) increase in cash and cash equivalents	(3,688)	5,034	(58,774)
Cash and cash equivalents, beginning of period	22,073	17,039	75,813
Cash and cash equivalents, end of period	$18,385	$22,073	$17,039

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$20,548	$23,060	$18,402
Income taxes paid	$45	$542	$76

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$—	$—	$606
Capital expenditures in accounts payable and accrued expenses related to developments	$18,558	$15,425	$20,028
Mortgage and construction loans assumed in connection with property acquisitions	$—	$32,420	$48,451

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Education Realty Trust, Inc. ("EdR" and collectively with its consolidated subsidiaries, the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations effective with the initial public offering that was completed on January 31, 2005. Through the Trust's controlling interest in both the sole general partner and the majority owning limited partner of Education Realty Operating Partnership L.P. ("EROP" and collectively with its consolidated subsidiaries, the "Operating Partnership"), the Trust is one of the largest developers, owners and managers of collegiate housing communities in the United States in terms of beds owned and under management. The Trust is a self-administered and self-managed REIT publicly traded on the New York Stock Exchange under the ticker symbol "EDR". Under the Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of December 31, 2014, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

The Trust also provides real estate facility management, development and other advisory services through the following taxable REIT subsidiaries ("TRSs"):

•	EDR Management Inc. (our “Management Company”), a Delaware corporation performing collegiate housing management activities; and

•	EDR Development LLC (our “Development Company”), a Delaware limited liability company providing development consulting services for third party collegiate housing communities.

The Trust is subject to the risks involved with the ownership and operation of residential real estate near major universities throughout the United States. The risks include, among others, those normally associated with changes in the demand for housing by students at the related universities, competition for residents, creditworthiness of residents, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of collegiate housing assets, the valuation of goodwill, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, and the determination of fair value for impairment assessments and derivative valuation. Actual results could differ from those estimates.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2014, the Trust had $11.0 million cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Distributions

EdR pays regular quarterly cash distributions to stockholders. At the same time, EROP pays an equivalent amount per unit to holders of partnership units of the Operating Partnership ("OP Units") as of the record date. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Code, leverage covenants imposed by our revolving credit facility and other debt documents, and any other matters the Board deems relevant. Distributions for the year ended December 31, 2014 totaled $59.1 million, or $1.38 per share to our common and restricted stockholders, and $1.0 million, or $0.46 per OP Unit, to the Operating Partnership unitholders. Of the distributions to the common and restricted stockholders, $0.30 was treated as a non-taxable return of capital and $1.08 was treated as ordinary dividend income for income tax purposes.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 8), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. At December 31, 2014 and 2013, $0.4 million and $0.1 million, respectively, was outstanding. The loan is secured by CPA's interest in the joint venture.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) will earn a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. The second mortgage had a maturity date of July 31, 2040. As of December 31, 2013, the notes receivable for the second mortgage had a balance of $18.0 million and is recorded in notes receivable in the accompanying consolidated balance sheet. The Trust did not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust deferred recognition of the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage was repaid, and the Trust no longer had a substantial continuing financial involvement. During the year ended December 31, 2014, the third party owners closed on permanent financing for the community and used the proceeds to repay the construction first mortgage and second mortgage. As a result, the Trust recognized development services revenue, net of costs, of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income on the second mortgage of $6.5 million.

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

For assets under development, the Trust capitalizes interest based on the weighted average interest cost of the total debt and internal development costs as assets under development. When the property opens, these costs, along with other direct costs of the development, are transferred into the applicable asset category and depreciation commences.

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. Acquisition costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

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

During the years ended December 31, 2014 and 2013, the Trust recorded a $12.7 million and a $5.0 million loss on impairment of collegiate housing properties, respectively. The impairment losses were due to a change in circumstances that indicated their respective carrying values may not be recoverable. The change in circumstances for the properties could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. During the year ended December 31, 2013 and 2012, five properties were classified as discontinued operations in the accompanying consolidated statements of income and comprehensive income. All five of these properties were sold by December 31, 2013 (see Note 5). Effective January 1, 2014, the Trust adopted Accounting Standards Update ("ASU") No. 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the year ended December 31, 2014 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2014, 2013 and 2012 were $6.4 million, $4.6 million and $0.9 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. Amortization expense totaled $2.2 million, $1.8 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, accumulated amortization totaled $8.3 million and $7.0 million, respectively. Deferred financing costs, net of amortization, are included in other assets in the accompanying consolidated balance sheets (see Note 7).

Redeemable noncontrolling interests (the Trust) / redeemable limited partners (EROP)

The Trust follows the guidance issued by the Financial Accounting Standards Board ("FASB") regarding the classification and measurement of redeemable securities. The Trust classifies redeemable noncontrolling interests, which include redeemable interests in consolidated joint ventures and units of limited partnership interest in University Towers Operating Partnership, LP and in the Operating Partnership in the mezzanine section of the accompanying consolidated balance sheets. In the accompanying consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the common share price of EdR at the end of each respective reporting period.

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of EdR common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying consolidated statement of changes in equity.

The Trust is structured as an umbrella partnership REIT ("UPREIT") and contributes all proceeds from its various equity offerings to EROP. For every one share of common stock offered and sold by EdR for cash, EdR must contribute the net proceeds to EROP and, in return, EROP will issue three OP Units to EdR (rather than the one-to-one relationship that existed prior to the reverse stock split). As stipulated in the Operating Partnership Agreement, proceeds from equity offerings are deemed to be contributed to the Operating Partnership at the gross amount with EROP incurring expenses related to the underwriters commission and other offering costs. Accordingly, proceeds from common stock issuances contributed to EROP in exchange for OP Units are presented gross on the Operating Partnership's consolidated statement of cash flows and consolidated statement of changes in partners' capital and noncontrolling interest. The payment of offering costs by EROP on behalf of the Trust is considered a distribution.

In May 2012, the Trust entered into two equity distribution agreements ("ATM Program") pursuant to which the Trust may issue and sell shares of EdR common stock having an aggregate offering amount of $50.0 million. As of December 31, 2013, the Trust had sold 0.5 million shares of common stock under the distribution agreements for net proceeds of approximately $17.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. The Trust sold 1.0 million shares of EdR common stock under the distribution agreements during the year ended December 31, 2014 and received net proceeds of $31.5 million, which exhausted the ATM Program entered into during May 2012.

On August 14, 2012, the Trust completed a follow-on offering of 5.8 million shares of common stock, which included 0.8 million shares purchased by the underwriters pursuant to an option to purchase additional shares. The Trust received approximately $180.9 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses. The Trust used the net proceeds to repay the unsecured revolving credit facility (see Note 10) and to fund the acquisition of The Province at East Carolina University, The District on 5th serving the University of Arizona, Campus Village serving Michigan State University, The Province at Kent State serving Kent State University and The Suites at Overton Park and The Centre at Overton Park both serving Texas Tech University (see Note 4).

On June 24, 2014, the Trust completed a follow-on equity offering of 8.2 million shares of EdR common stock. The Trust received approximately $239.4 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses payable by the Trust.

During October 2014, the Trust entered into agreements to establish a new ATM Program authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.5 million shares under these distribution agreements during the year ended December 31, 2014 and received net proceeds of $18.1 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes.

On November 20, 2014, the Board authorized a 1-for-3 reverse stock split of shares of EdR common stock, effective December 1, 2014. Accordingly, every three issued and outstanding shares of EdR common stock as of December 1, 2014 were reduced to one. All shares and related per-share information presented in these financial statements have been retroactively adjusted to reflect the decreased number of shares.

Debt premiums

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2014 and 2013, net unamortized debt premiums totaled $1.5 million and $2.3 million, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

Income taxes

EdR qualifies as a REIT under the Code. EdR is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its REIT taxable income for each tax year to its stockholders and meets certain other requirements. If EdR fails to qualify as a REIT for any taxable year, EdR will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

The Trust has elected to treat certain of its subsidiaries, including the Management Company, as TRSs. A TRS is subject to federal, state and local income taxes. Our Management Company provides management services and through our Development Company, provides development services, which if directly provided by the Trust would jeopardize EdR’s REIT status. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through December 31, 2014. The carrying value of goodwill was $3.1 million as of December 31, 2014 and 2013, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.4 million and $0.8 million as of December 31, 2014 and 2013, respectively.

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

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. Students are required to execute lease contracts with payment schedules that vary from semester to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the residents. The related revenues are recognized on a straight-line basis over the term of the related agreement. Deferred revenue related to collegiate housing revenue consists of prepaid rent and deferred rent revenue, application and service fees and was $17.1 million and $15.0 million at December 31, 2014 and 2013, respectively.

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of period	$96	$142	$133
Provision for uncollectible accounts	1,263	1,379	1,128
Deductions	(1,301)	(1,425)	(1,119)
Balance, end of period	$58	$96	$142

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2014, 2013 and 2012, there was $1.2 million, $0.8 million and $0.2 million of revenue recognized, respectively, related to cost savings agreements on development projects.

At December 31, 2014 and 2013, deferred development fees totaled $0.2 million and $2.8 million (including deferred development fees of $2.6 million related to the participating project at Johns Hopkins), respectively. In addition, deferred revenue included deferred interest income related to the participating project at Johns Hopkins of $5.6 million as of December 31, 2013.

Third-party management services revenue — The Trust enters into management contracts to manage third-party collegiate housing communities. Management revenues are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met.

Operating expense reimbursements — The Trust pays certain payroll and related costs to operate and manage third-party collegiate housing communities. Under the terms of the related management agreements, the third-party property owners reimburse these costs. The amounts billed to the third-party owners are recognized as revenue.

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

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $4.7 million, $4.6 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Segment information

The Trust discloses certain operating and financial data with respect to separate business activities within its enterprise. The Trust has identified three reportable business segments: collegiate housing leasing, collegiate housing development consulting services and collegiate housing management services.

Stock-based compensation

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2012 Omnibus Equity Incentive Plan (the “2011 Plan”). The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety. The 2011 Plan is described more fully in Note 9. Compensation costs related to share-based payments are recognized in the accompanying consolidated financial statements in accordance with authoritative guidance.

Earnings per share

Earnings per Share - The Trust

Basic earnings per share is calculated by dividing net earnings available to common stockholders by weighted average shares of common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock being included in the computation of basic earnings per share for all periods presented.

Earnings per OP Unit - EROP

Basic earnings per unit is calculated by dividing net earnings available to unitholders by the weighted average number of OP Units outstanding. Diluted earnings per unit is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. EROP follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.

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

Derivative instruments and hedging activities

All derivative financial instruments are recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated, or exercised; it is no longer probable that the forecasted transaction will occur; or management determines that designating the derivative as a hedging instrument is no longer appropriate. The Trust uses interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 10 and 14). These instruments are designated as cash flow hedges and the interest differential to be paid or received is recorded as interest expense.

Recent accounting pronouncements

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)" ("ASU 2015-02"), which amends the consolidation requirements in ASC 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Trust is currently evaluating the provisions of this guidance.

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

Significant components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Deferred revenue	$—	$1,022
Accrued expenses	381	252
Straight line rent	343	366
Restricted stock amortization	1,076	85
Net operating loss carryforwards	1,346	418
Total deferred tax assets	3,146	2,143
Deferred tax liabilities:
Depreciation and amortization	(526)	(634)
Total deferred tax liabilities	(526)	(634)
Net deferred tax assets	$2,620	$1,509

Significant components of the income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Deferred:
Federal	$108	$(296)	$895
State	57	36	148
Deferred expense (benefit)	165	(260)	1,043
Current:
Federal	(52)	312	(1,326)
State	148	151	(601)
Current (benefit) expense	96	463	(1,927)
Total (benefit) provision	$261	$203	$(884)

TRS losses subject to tax consisted of $0.9 million, $0.2 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2014	2013	2012
Tax provision at U.S. statutory rates on TRS income subject to tax	$71	$15	$(566)
State income tax, net of federal benefit	34	126	(312)
Other	156	62	(6)
Tax provision (benefit)	$261	$203	$(884)

The TRS has net operating loss carryforwards that expire at various dates through fiscal year 2034. The Trust has assessed the need for a valuation allowance against its deferred tax assets and determined such is not necessary because it is more likely than not the deferred tax assets will be fully realized.

The Trust had no unrecognized tax benefits as of December 31, 2014, 2013 and 2012. As of December 31, 2014, the Trust did not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2014, open tax years generally included tax years for 2010, 2011, and 2012. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of December 31, 2014, 2013 and 2012, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

4. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2014 Acquisitions

During the year ended December 31, 2014, the following collegiate housing property acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

Combined acquisition costs for these purchases were $0.9 million and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2014. These acquisitions were funded with proceeds from the follow-on equity offering in June 2014 (see Note 2), draws on the Fourth Amended Revolver and the Fifth Amended Revolver (see Note 4) and cash on hand. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	109 Tower	District on Apache	Total
Collegiate housing properties	$43,384	$89,216	$132,600
In-place leases	—	643	643
Other assets	200	36	236
Current liabilities	(746)	(1,341)	(2,087)
Total net assets acquired	$42,838	$88,554	$131,392

The contracted purchase price of $133.3 million, reflected in the table above, net of $2.1 million in assumed liabilities, represents a net asset value of $131.2 million. The $0.2 million difference between this amount and the net assets reflected in the second table above represents working capital and other assets that were not part of the contractual purchase price, but were acquired.

During 2014, the Trust also purchased the remaining 30% of its joint venture partner's interest in The Retreat at Oxford and a portion of its joint venture partner's interest in Roosevelt Point (see Note 11).

2013 Acquisitions

During the year ended December 31, 2013, the following collegiate housing community acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	Aug 2013	745	193	$36,000
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Sept 2013	587	138	$56,189
The Varsity	University of Michigan Ann Arbor, Michigan	Dec 2013	415	181	$53,950

Combined acquisition costs for these purchases were $0.4 million and are included in general and administrative costs in the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2013. These acquisitions were funded with assumed debt of $32.4 million and proceeds from draws on the Fourth Amended Revolver.

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

The difference between the collegiate housing community acquisition contract prices of $146.1 million and the total net assets acquired of $112.5 million is $1.2 million of net assets purchased or liabilities assumed and $32.4 million of assumed debt (see Note 10) in addition to fixed assets. In the accompanying consolidated statements of cash flows, $3.0 million was excluded from cash outflows for the 2013 acquisitions as this deposit for The Varsity was paid in 2012.

In September 2013, the Trust also purchased our joint venture partner's 10% non-controlling interest in the collegiate housing community referred to as East Edge located near the University of Alabama for $6.9 million in cash (see Note 11). The Trust now owns 100% of the community. This acquisition was funded by borrowing on the Fourth Amended Revolver and existing cash.

2012 Acquisitions

During the year ended December 31, 2012, the following collegiate housing community acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Reserve on Stinson (1)	University of Oklahoma Norman, Oklahoma	Jan 2012	612	204	$22,954
The Province	East Carolina University Greenville, North Carolina	Sept 2012	728	235	$50,000
The District on 5th	University of Arizona Tucson, Arizona	Oct 2012	764	208	$66,442
Campus Village (2)	Michigan State University East Lansing, Michigan	Oct 2012	355	106	$20,900
The Province	Kent State University Kent, Ohio	Nov 2012	596	246	$45,000
The Suites at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	465	298	$37,000
The Centre at Overton Park	Texas Tech University Lubbock, Texas	Dec 2012	400	278	$37,000

(1)	The Trust had a 10% equity investment in the entity that previously owned The Reserve on Stinson collegiate housing community and also managed the property prior to the acquisition.

(2)
The Trust entered into a 32-year ground lease, with the option to extend the lease 20 additional years subject to certain conditions, which requires an increase in annual rent expense to be determined on predetermined adjustment dates based on the consumer price index for the life of the lease.

Combined acquisition costs for these purchases were $1.1 million and are included in general and administrative costs in the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2012. These acquisitions were funded with assumed debt of $48.5 million and existing cash, including cash proceeds from an equity offering and sales of collegiate housing communities (see Note 5).

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

The difference between the collegiate housing community acquisition contract prices of $279.3 million and the total net assets acquired of $231.5 million is $48.5 million of debt assumed in connection with the acquisition of the Suites at Overton Park and the Centre at Overton Park collegiate housing communities and $0.7 million of net assets purchased or liabilities assumed in addition to fixed assets and debt.

A summary of the actual revenue and net income from the 2014, 2013 and 2012 property acquisitions included in the accompanying consolidated statements of income and comprehensive income since the respective dates of acquisition is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
2014 Acquisitions
Revenue	$4,683
Net income	$1,403

2013 Acquisitions
Revenue		$3,221
Net income		$911

2012 Acquisitions
Revenue			$7,830
Net income			$1,549

The following unaudited pro forma information assumes the acquisitions occurred as of the first day of the prior period and is not indicative of results that would have occurred or which may occur (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012	2011
2014 Acquisitions
Total revenue	$231,961	$187,884
Net income attributable to the Trust	$50,794	$5,714
Net income attributable to common shareholders - basic	$1.18	$0.15
Net income attributable to common shareholders - diluted	$1.17	$0.15

Net income attributable to EROP	$51,184	$5,805
Net income attributable to unitholders - basic	$0.39	$0.05
Net income attributable to unitholders - diluted	$0.39	$0.05

2013 Acquisitions
Total revenue		$187,961	$139,714
Net income attributable to the Trust		$4,841	$9,229
Net income attributable to common shareholders - basic		$0.13	$0.27
Net income attributable to common shareholders - diluted		$0.13	$0.27

Net income attributable to EROP		$4,926	$9,363
Net income attributable to unitholders - basic		$0.04	$0.09
Net income attributable to unitholders - diluted		$0.04	$0.09

2012 Acquisitions
Total revenue			$150,370	$119,456
Net income attributable to the Trust			$10,568	$(12,490)
Net income attributable to common shareholders - basic			$0.31	$(0.50)
Net income attributable to common shareholders - diluted			$0.31	$(0.50)

Net income attributable to EROP			$10,709	$(12,452)
Net income attributable to unitholders - basic			$0.10	$(0.16)
Net income attributable to unitholders - diluted			$0.10	$(0.16)

Development of collegiate housing properties

During 2014, the Trust developed the following communities. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of December 31, 2014 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2014	2013	2014	2013
The Lotus (1)	University of Colorado	195	$27,800	$147	$95	$272	$120
Haggin Hall (2)	University of Kentucky	396	23,840	121	115	341	62
Champions Court I (2)	University of Kentucky	740	47,368	156	110	833	389
Champions Court II (2)	University of Kentucky	427	24,329	88	95	434	205
Woodland Glen I & II (2)	University of Kentucky	818	45,730	131	104	765	350
605 West (3)	Duke University	384	45,258	128	116	650	322
The Oaks on the Square - Phase III (4)	University of Connecticut	116	12,482	90	22	87	51
Total owned communities		3,076	226,807	861	657	3,382	1,499

The Marshall (5)	University of Minnesota	994	93,976	124	62	410	23
Total joint ventures		994	93,976	124	62	410	23
Total		4,070	$320,783	$985	$719	$3,792	$1,522

(1) In November 2011, the Trust purchased a collegiate housing property near the University of Colorado, Boulder (The Lotus). The Trust developed additional housing on the existing land, which opened for the 2014/2015 lease year.
(2) In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the ONE PlanSM. Phase I opened in August 2013 and Phase II, which includes these communities, opened for the 2014-2015 lease year.
(3) In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage a new collegiate housing property near Duke University, 605 West. The Trust is the majority owner and managing member of the joint venture and manages the community, which opened in August 2014. For a period of five years from the date on which the property receives its initial certificate of occupancy, Javelin 19 has the right to require the Trust to purchase Javelin 19’s 10% interest in the joint venture at a price to be determined.
(4) In 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into additional agreements to develop the third and fourth phases of the project. The third phase opened in August 2014 and the fourth phase is under development.
(5) In 2012, Trust entered into an agreement to develop, own and manage a mixed-use development located two blocks from University of Minnesota. The Trust holds a 50% interest in the joint venture and manages the community, which opened in August 2014. The Trust's investment in the property of $18.4 million is classified as other assets in the accompanying consolidated balance sheets.

During 2013, the Trust developed the following communities. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of December 31, 2013 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2013	2012	2013	2012
2400 Nueces (1)	The University of Texas at Austin	622	$69,969	$295	$132	$1,247	$884
Central Hall I & II (2)	University of Kentucky	601	25,401	132	230	439	150
The Oaks on the Square - Phase II (3)	University of Connecticut	250	29,262	91	81	582	751
The Retreat at Oxford (4)	University of Mississippi	668	35,984	49	55	418	270
Roosevelt Point (5)	Arizona State University - Downtown Phoenix	609	50,596	74	100	669	535
Total owned communities		2,750	$211,212	$641	$598	$3,355	$2,590

(1) In July 2010, the University of Texas Board of Regents selected the Trust to be the ground tenant to develop, own and manage a new high rise collegiate housing community near the core of the University of Texas at Austin campus (2400 Nueces). The community opened in August 2013.
(2) In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the Trust’s ONE PlanSM. Phase I, which includes this community, opened in August 2013.
(3) In September of 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase opened in August 2013.
(4) In January 2012, the Trust entered into a joint venture agreement with Landmark Properties to develop, own and manage a new cottage-
style collegiate housing community near the University of Mississippi campus (The Retreat at Oxford). The community opened in August 2013. On August 29, 2014, the Trust purchased its joint venture partner's 30% interest. This collegiate housing property is now wholly-owned by the Trust.
(5) In March 2012, the financing was finalized for the agreement executed in June 2011 between the Trust and Summa West, LLC to develop, own and manage a new collegiate housing community near Arizona State University-Downtown Phoenix campus (Roosevelt Point). On April 15, 2014, the Trust purchased a portion of its joint venture partner's interest. As a result of this purchase, the Trust now holds a 95% ownership in this collegiate housing property. The Trust's 95% share of the total costs incurred is $48.1 million.

The following represents a summary of active developments, including development costs and costs capitalized (dollars in thousands):

			Years Ended December 31,
Name	Primary University Served	Spend-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
			2014	2013	2014	2013
Woodland Glen III, IV & V	University of Kentucky	$76,121	$214	$138	$1,304	$67
The Oaks on the Square - Phase IV	University of Connecticut	14,316	101	—	149	—
The Retreat at Louisville (1)	University of Louisville	20,650	77	—	103	—
Limestone Park I & II	University of Kentucky	9,615	212	—	78	—
Retreat at Oxford - Phase II	University of Mississippi	—	—	—	—	—
Total - owned communities		120,702	604	138	1,634	67

Georgia Heights (2)	University of Georgia	26,871	184	23	274	95
Total - joint venture		26,871	184	23	274	95

Total active projects under development		$147,573	$788	$161	$1,908	$162
(1) In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC ("Landmark") to develop, own and manage cottage-style collegiate housing property adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed.

(2) In 2013, Trust entered into an agreement to develop, own and manage a mixed-use development adjacent to the main entrance of the University of Georgia. The Trust holds a 50% interest in the joint venture and will manage the community once the development is completed. The Trust's investment in the property of $10.2 million is classified as other assets in the accompanying consolidated balance sheets.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opened. Expenditures for assets under development accrued in accounts payable and accrued expenses total $34.0 thousand and $18.5 million, respectively, as of December 31, 2014. As of December 31, 2013, expenditures for assets under development accrued in accounts payable and accrued expenses total $0.4 million and $15.0 million, respectively.

5. Disposition of real estate investments and discontinued operations

During the year ended December 31, 2014, the following collegiate housing communities were sold:

•	The Reserve on West 31st located in Lawrence, Kansas;

•	College Station at West Lafayette located in West Lafayette, Indiana;

•	Pointe West located in Cayce, South Carolina;

•	The Reserve on South College located in Auburn, Alabama;

•	The Pointe at South Florida located in Tampa, Florida

•	Avenue at Southern located in Statesboro, Georgia; and

•	Commons on Kinnear located in Columbus, Ohio.

The aggregate sales price of these dispositions was approximately $138.5 million. The Trust received net proceeds of approximately $116.3 million, after payoffs of mortgage debt of $16.7 million (see Note 10) and closing costs. The Trust recognized a $33.2 million gain on these dispositions.

In 2013, The Pointe at Western collegiate housing community located in Kalamazoo, Michigan and the College Grove collegiate housing community located in Murfreesboro, Tennessee were sold for an aggregate sales price of $41.7 million. The Trust received proceeds of $40.2 million after closing costs. A $3.9 million gain on the 2013 dispositions was recognized and is reflected in discontinued operations in the accompanying consolidated statements of income and comprehensive income.

In 2012, The Reserve at Star Pass and NorthPointe, both located in Tucson, Arizona, and The Reserve on Frankford, located in Lubbock, Texas, were sold for an aggregate sales price of $69.5 million, resulting in net proceeds of approximately $67.3 million after prorations and closing costs.

As discussed in Note 2, the accounting guidance related to the presentation of discontinued operations was adopted as of January 1, 2014. The seven property dispositions in 2014 discussed above and any subsequent one-off dispositions are not expected to qualify for treatment as discontinued operations unless the dispositions qualify as a strategic shift in the Trust's business pursuant to ASU 2014-08. Accordingly, the historical operations of the 2014 property dispositions are presented in continuing operations for all periods presented as the adoption of the guidance is on a prospective basis. The results of operations of the property dispositions during 2013 and 2012 are included in discontinued operations in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2013 and 2012.

The following table summarizes the income (loss) from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Collegiate housing leasing revenue	$5,409	$16,229
Collegiate housing leasing operating expenses	(3,014)	(8,671)
Depreciation and amortization	(1,767)	(4,634)
Loss on impairment	(5,001)	—
Interest income	4	—
Noncontrolling interests	31	(25)
Income (loss) from discontinued operations attributable to Education Realty Trust, Inc.	$(4,338)	$2,899

Gain on sale of collegiate housing properties	$3,913	$5,496
Noncontrolling interests	(28)	(42)
Gain on sale of collegiate housing properties attributable to Education Realty Trust, Inc.	$3,885	$5,454

6. Collegiate housing properties and assets under development

Collegiate housing properties and assets under development consist of the following as of December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Land	$129,111	$126,273
Land improvements	64,230	73,618
Leasehold improvements	212	74
Construction in progress	122,209	115,372
Buildings	1,527,973	1,322,892
Furniture, fixtures and equipment	73,023	71,624
	1,916,758	1,709,853
Less accumulated depreciation	(210,047)	(204,181)
Collegiate housing properties and assets under development, net	$1,706,711	$1,505,672

Following is certain information related to investment in collegiate housing properties and assets under development as of December 31, 2014 (amounts in thousands):

		Initial Cost				Total Costs
Property(6)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(7)	Date of Acquisition/ Construction
Players Club	—	$727	$7,498	$8,225	$2,400	$727	$9,898	$10,625	$3,448	1/31/2005
The Commons at Knoxville (1)	$17,471	4,630	18,386	23,016	3,313	4,585	21,699	26,284	7,990	1/31/2005
The Lofts	—	2,801	34,117	36,918	2,879	2,801	36,996	39,797	11,760	1/31/2005
The Pointe at Penn State	—	2,151	35,094	37,245	5,155	2,151	40,249	42,400	13,602	1/31/2005
The Reserve at Athens(1)	10,896	1,740	17,985	19,725	2,172	1,740	20,157	21,897	6,517	1/31/2005
The Reserve at Columbia(3)	16,137	1,071	26,134	27,205	4,849	1,071	30,983	32,054	10,607	1/31/2005
The Reserve at Tallahassee	—	2,743	21,176	23,919	963	2,743	22,139	24,882	9,350	1/31/2005
The Reserve on Perkins (1)	13,658	913	15,795	16,708	4,092	913	19,887	20,800	7,513	1/31/2005
University Towers	34,000	—	28,652	28,652	16,059	2,364	44,711	47,075	14,854	1/31/2005
Campus Creek	—	2,251	21,604	23,855	3,315	2,251	24,919	27,170	8,733	2/22/2005
Campus Lodge	—	2,746	44,415	47,161	3,059	2,746	47,474	50,220	15,004	6/7/2005
Cape Trails	—	445	11,207	11,652	2,195	445	13,402	13,847	3,906	1/1/2006
Carrollton Place	—	682	12,166	12,848	1,839	682	14,005	14,687	4,074	1/1/2006
River Place (2)	8,268	837	17,746	18,583	2,941	837	20,687	21,524	6,022	1/1/2006
The Reserve at Saluki Pointe (2)	13,428	1,099	32,377	33,476	1,581	1,099	33,958	35,057	6,808	8/1/2008
University Apartments on Colvin	—	—	25,792	25,792	230	—	26,022	26,022	4,765	8/1/2009
2400 Nueces(4)	—	—	7,436	7,436	63,118	—	70,554	70,554	3,774	8/1/2010
The Oaks on the Square - Phase I and II	—	1,800	15,189	16,989	34,541	1,800	49,730	51,530	3,354	9/30/2010
GrandMarc at the Corner	—	—	45,384	45,384	1,461	—	46,845	46,845	6,396	10/22/2010
Campus West	—	—	6,127	6,127	21,208	—	27,335	27,335	2,773	3/1/2011
East Edge	—	10,420	10,783	21,203	21,221	10,420	32,004	42,424	3,414	3/1/2011
Jefferson Commons	—	1,420	4,915	6,335	240	1,420	5,155	6,575	627	3/15/2011
Wertland Square	—	3,230	13,285	16,515	604	3,230	13,889	17,119	1,675	3/15/2011
The Berk	—	2,687	13,718	16,405	701	2,687	14,419	17,106	1,851	5/23/2011
Roosevelt Point	33,348	3,093	1,716	4,809	47,203	3,093	48,919	52,012	2,476	7/1/2011
University Village Towers	—	3,434	34,424	37,858	322	3,434	34,746	38,180	3,406	9/22/2011
Irish Row	—	2,637	24,679	27,316	435	2,637	25,114	27,751	2,491	11/1/2011
The Lotus	—	5,245	2,192	7,437	20,363	5,245	22,555	27,800	343	11/14/2011
GrandMarc at Westberry Place	—	—	53,935	53,935	1,331	—	55,266	55,266	5,168	12/8/2011
3949	—	3,822	24,448	28,270	8,663	3,822	33,111	36,933	2,396	12/21/2011
The Reserve on Stinson (1)	13,498	2,111	20,609	22,720	1,068	2,111	21,677	23,788	2,596	1/27/2012
Central Hall I & II(5)	—	—	—	—	25,554	—	25,554	25,554	1,628	6/1/2012
The Retreat at Oxford	—	4,743	—	4,743	31,489	4,743	31,489	36,232	1,635	6/14/2012
605 West	—	4,794	—	4,794	40,464	4,794	40,464	45,258	696	9/1/2012
The Province	—	4,436	45,173	49,609	278	4,436	45,451	49,887	3,743	9/21/2012
The District on 5th	—	2,601	63,396	65,997	222	2,601	63,618	66,219	5,478	10/4/2012
Campus Village	—	2,650	18,077	20,727	847	2,650	18,924	21,574	2,129	10/19/2012
Champions Court I(5)	—	—	—	—	47,368	—	47,368	47,368	449	11/1/2012
Champions Court II(5)	—	—	—	—	24,329	—	24,329	24,329	239	11/1/2012
Haggin Hall I(5)	—	—	—	—	23,840	—	23,840	23,840	219	11/1/2012
Woodland Glen I & II(5)	—	—	—	—	45,730	—	45,730	45,730	435	11/1/2012
The Province at Kent State	—	4,239	40,441	44,680	97	4,239	40,538	44,777	3,240	11/16/2012

		Initial Cost				Total Costs
Property(6)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(7)	Date of Acquisition/ Construction
The Centre at Overton Park	22,697	3,781	35,232	39,013	1,013	3,781	36,245	40,026	2,419	12/7/2012
The Suites at Overton Park	24,216	4,384	33,281	37,665	442	4,384	33,723	38,107	2,632	12/7/2012
Woodland Glen III, IV & V(5)	—	—	—	—	76,121	—	76,121	76,121	119	5/1/2013
The Oaks on the Square - Phase III	—	1,531	—	1,531	10,951	1,531	10,951	12,482	1,856	2/13/2013
The Cottages on Lindberg	—	1,800	—	1,800	34,048	1,800	34,048	35,848	2,327	8/28/2013
The Retreat at State College	—	6,251	—	6,251	49,758	6,251	49,758	56,009	1,661	9/11/2013
The Varsity	32,420	3,300	50,330	53,630	167	3,300	50,497	53,797	—	12/19/2013
Limestone Park I & II(5)	—	—	—	—	9,615	—	9,615	9,615	—	12/31/2013
Storrs II	—	3,308	—	3,308	11,008	3,308	11,008	14,316	—	6/1/2014
Retreat at Louisville	8,114	4,257	—	4,257	16,393	4,257	16,393	20,650	—	7/1/2014
109 Towers	—	1,779	—	1,779	42,415	1,779	42,415	44,194	461	8/12/2014
District on Apache	—	8,203	81,016	89,219	47	8,203	81,063	89,266	988	9/15/2014
Totals	$248,151	$126,792	$1,015,930	$1,142,722	$771,717	$129,111	$1,787,647	$1,916,758	$210,047

(1)	The Commons at Knoxville, The Reserve on Stinson, The Reserve at Perkins and The Reserve at Athens are cross-collateralized against the $55.5 million outstanding loan discussed in Note 10.

(2)	The Reserve at Saluki Pointe and River Place are cross-collateralized against the $21.7 million outstanding loan discussed in Note 10.

(3)	The Reserve at Columbia is collateralized against the $16.1 million outstanding loan discussed in Note 10.

(4)
Pursuant to the ground lease for 2400 Nueces, the lessor has the option to purchase the Trust's leasehold estate and interest in the property at certain times during the term of the ground lease for a pre-determined amount.

(5)	Pursuant to the ground lease for the respective property, the lessor has the option to terminate the lease at certain times during the term of the ground lease for a termination fee.

(6)
All properties are of garden-style collegiate housing communities except for University Towers which is a traditional residence hall, 2400 Nueces and The Varsity, which are high-rise buildings, The Retreat at Oxford, The Cottages on Lindberg and The Retreat at State College, which are cottage-style communities, and The Oaks on the Square, which will be a mixed-use town center and main street development project located in Storrs, Connecticut.

(7)	Assets have useful lives ranging from 3 to 40 years.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties and assets under development for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of period	$1,709,853	$1,395,576	$1,026,503
Collegiate housing acquisitions or completed developments	349,841	290,881	353,966
Collegiate housing dispositions	(154,545)	(55,880)	(104,117)
Impairment loss	(12,733)	(5,001)	—
Additions	24,792	84,404	120,058
Disposals	(450)	(127)	(834)
Balance, end of period	$1,916,758	$1,709,853	$1,395,576

The following table reconciles the accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of period	$204,181	$175,310	$166,336
Depreciation	57,166	47,693	35,708
Disposals	(396)	(115)	(771)
Collegiate housing dispositions	(50,904)	(18,707)	(25,963)
Balance, end of period	$210,047	$204,181	$175,310

When determined that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. There were no impairment losses in 2012. During 2014 and 2013, management determined that the carrying value of various collegiate housing communities may not be recoverable. The fair value of these properties was estimated and management recorded impairment losses during the years ended December 31, 2014 and 2013 of $12.7 million and $5.0 million, respectively. As the related properties were subsequently sold, the impairment loss is recorded in discontinued operations for 2013 and continuing operations for 2014.

7. Other assets

Other assets consist of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Accounts receivable related to pre-development costs	$2,061	$2,222
Receivable for construction loan guarantee (see Note 2)	—	3,000
Prepaid expenses	2,295	1,244
Deferred tax asset	2,100	2,143
Deferred financing costs	9,148	6,192
Investments in unconsolidated entities	29,450	21,175
Corporate assets, net (1)	13,745	3,249
Other	10,950	8,227
Total other assets	$69,749	$47,452

(1) As of December 31, 2014 and 2013, the Trust had corporate assets with a historical cost of $17.3 million and $5.8 million, and accumulated depreciation of $3.5 million and $2.5 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. Investments in unconsolidated entities

As of December 31, 2014 and 2013, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

•	a 50% interest in 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall at the University of Minnesota;

•	a 50% interest in West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights at the University of Georgia;

•	a 10% interest in Elauwit Networks, a South Carolina limited liability company; and

•	a 25% interest in University Village-Greensboro LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as University Village - Greensboro.

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of financial information related to unconsolidated joint ventures (in thousands):

Financial Position: As of December 31,	2014	2013
Total assets	$148,117	$95,380
Total liabilities	99,714	58,025
Equity	$48,403	$37,355
Investment in unconsolidated entities	$29,450	$21,175

Results of Operations: For the years ended December 31,	2014	2013	2012
Revenues	$31,537	$22,829	$3,847
Net loss	(1,785)	(1,824)	(4,013)
Equity in losses of unconsolidated entities	$(710)	$(203)	$(363)

As of December 31, 2014 and 2013, liabilities are recorded totaling $1.7 million related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheets (see Note 2).

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorizes the grant of the 105,000 shares that remained available for grant under the 2004 plan, as well as 1,049,167 additional shares. As of December 31, 2014, the Trust had 820,430 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of December 31, 2014 and 2013, unearned compensation related to restricted stock totaled $0.6 million and $0.8 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2014, 2013 and 2012, compensation expense of $0.7 million, $0.9 million and $0.9 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of restricted stock. Effective January 1, 2014 and January 1, 2013, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP") and the 2013 Long-Term Incentive Plan (the "2013 LTIP"), respectively. The purpose of the 2014 LTIP and 2013 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014 and 2013, the Trust issued 24,742 and 21,928, respectively, of time vested restricted stock to executives and key employees under the 2014 LTIP and 2013 LTIP. Additional shares were issued in August 2014 pursuant to the 2014 LTIP. The restricted stock granted under the 2014 LTIP and the 2013 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2014, the Trust granted 102,297 performance vested RSUs to executives and key employees under the 2014 LTIP described above. On January 1, 2013, the Trust granted 40,724 performance vested RSUs to executives and key employees under the 2013 LTIP described above. As of December 31, 2014 and 2013, unearned compensation related to RSUs totaled $1.5 million and $0.9 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the years ended December 31, 2014, 2013 and 2012, compensation expense of $1.1 million, $0.8 million and $0.7 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2014, 67,750 fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2011.

Pursuant to the terms of a Separation Agreement and Release Agreement (the “Separation Agreement”), dated as of May 12, 2014, between Randall H. Brown and the Trust, Mr. Brown resigned his employment as Chief Financial Officer effective June 30, 2014. In accordance with the Separation Agreement, all unvested shares of time-vested restricted stock granted to Mr. Brown under the Trust’s long term incentive plan fully vested on June 30, 2014; the Trust settled these shares in cash. In addition, the Trust reversed all previously recorded compensation expense related to unvested RSUs granted to Mr. Brown under the 2012 LTIP, 2013 LTIP and 2014 LTIP plans in the aggregate amount of $0.2 million, the impact of which is recorded in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

Total stock-based compensation recognized in general and administrative expense in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $2.1 million and $2.0 million, respectively. Additionally during the years ended December 31, 2014 and 2013, the Trust issued 13,384 and 11,060 shares, respectively, to its independent directors under the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards		Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2011(1)	93,945	19.89	137,000		16.77
Granted	23,532	30.42	—	(2)	—
Vested	(25,789)	30.54	(46,934)		31.92
Surrendered	(9,323)	30.63	(21,066)		31.92
Outstanding as of December 31, 2012(1)	82,365	22.89	69,000		18.03
Granted	21,930	31.92	61,092		22.95
Vested	(30,340)	31.62	—		—
Surrendered	(12,614)	31.62	—		—
Outstanding as of December 31, 2013(1)	61,341	$26.88	130,092		$20.34
Granted	25,944	26.70	102,305		19.20
Vested	(26,476)	25.74	(47,785)		26.46
Surrendered	(13,999)	26.85	(37,701)		26.46
Outstanding as of December 31, 2014(1)	46,810	$27.94	146,911		$20.58

(1)	Represents unvested shares of restricted stock awards as of the date indicated.
(2) On January 1, 2012, the Trust granted a total of $1.1 million of performance vesting RSUs that are denominated in cash and will convert to common stock at the end of the performance period to executives and key employees under the 2012 LTIP. On January 1, 2015, the Trust issued 8,754 shares of common stock related to the vesting of the RSUs under the 2012 LTIP.

10. Debt

Revolving credit facility

On November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”). The Fifth Amended Revolver amended and restated that certain Fourth Amended and Restated Credit Agreement (the "Fourth Amended Revolver"). The Fifth Amended Revolver has a maximum availability of $500.0 million and an accordion feature to $1.0 billion, which may be exercised during the first four years subject to satisfaction of certain conditions. The Fifth Amended Revolver is scheduled to mature on November 19, 2018.
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable margin based upon our leverage. As of December 31, 2014, the interest rate applicable to the Fifth Amended Revolver was 1.42%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. As of December 31, 2014, the outstanding balance was $24.0 million, thus, our remaining availability was $476.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of FFO except to comply with the legal requirements to maintain REIT status. As of December 31, 2014, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership and certain subsidiaries entered into an unsecured term loan facility under a Credit Agreement (the "Credit Agreement"), which was subsequently amended and restated on November 19, 2014 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement removed certain subsidiaries as borrowers and amended certain financial covenants to align with the Fifth Amended Revolver.

Under the Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 13, 2019. The Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The Operating Partnership used proceeds from the Term Loan to repay a portion of the outstanding balance under the Fourth Amended Revolver.

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage.

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of December 31, 2014, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 14). As of December 31, 2014, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior unsecured notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. Net proceeds from the issuance of the Senior Unsecured Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The Operating Partnership used the offering proceeds to prepay $69.0 million of mortgage debt (including $2.6 million in prepayment penalties and other fees), pay down the outstanding balance of the Fifth Amended Revolver and for general corporate purposes. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2014, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of December 31, 2014 and 2013, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at December 31,
Property	2014	2013	Interest Rate at December 31, 2014		Interest Rate Type	Initial Maturity Date
Various Communities(1)	$21,696	$22,053	5.67%		Fixed	1/1/2020
Various Communities(2)	55,523	56,450	6.02%		Fixed	1/1/2019
Various Communities(3)	16,137	16,413	5.45%		Fixed	1/1/2017
Various Communities(4)	—	7,239	n/a
Various Communities(5)	—	67,543	n/a
Master Secured Credit Facility	93,356	169,698	5.84%	(6)

The Suites at Overton Park	24,216	24,695	4.16%	(7)	Fixed	4/1/2016	(7)
The Centre at Overton Park	22,697	23,024	5.60%	(7)	Fixed	1/1/2017	(7)
Pointe West	—	9,594	n/a
GrandMarc at Westberry Place	—	35,697	n/a
University Towers	34,000	34,000	2.29%	(8)	Variable	7/1/2016	(8)
Mortgage Debt	80,913	127,010	3.78%	(6)

The Retreat at Louisville	8,114	—	2.22%	(9)	Variable	8/1/2017	(9)
The Oaks on the Square - Phase I and II	—	31,351	n/a
The Oaks on the Square - Phase III	—	235	n/a
The Varsity	32,420	32,420	2.41%	(11)	Variable	8/1/2015	(11)
The Retreat at Oxford	—	27,100	n/a
Roosevelt Point	33,348	32,576	2.44%	(12)	Variable	3/20/2015	(12)
Construction Loans(10)	73,882	123,682	2.40%	(6)

Total debt / weighted average rate	248,151	420,390	4.14%	(6)
Unamortized premium	1,486	2,291
Total net of unamortized premium	249,637	422,681
Less current portion	(68,675)	(13,834)
Total long-term debt, net of current portion	$180,962	$408,847

(1)
As of December 31, 2014, the following properties secured this note: The Reserve at Saluki Pointe and River Pointe. As of December 31, 2013, River Pointe, Cape Trails and The Reserve on South College secured this note under the Master Secured Credit Facility.

(2) As of December 31, 2014, the following properties secured this note: The Reserve at Athens, The Reserve at Perkins, The Commons at Knoxville and The Reserve on Stinson. As of December 31, 2013, Irish Row, The Reserve at Perkins, The Reserve at Columbia and The Commons at Knoxville secured this note under the Master Secured Credit Facility.
(3) As of December 31, 2014, this note was secured by The Reserve at Columbia. As of December 31, 2013, the following properties secured this note: The Commons on Kinnear and The Reserve at Perkins.
(4) During the year ended December 31, 2014, this note was repaid. As of December 31, 2013, this note was secured by the Reserve at Athens.
(5) During the year ended December 31, 2014, this note was repaid. As of December 31, 2013, the following properties secured this note: College Station at W. Lafayette, The Pointe at Penn State and The Reserve on Stinson.
(6) Represents the weighted average interest rate as of December 31, 2014.
(7) In connection with the acquisitions of The Suites at Overton Park and The Centre at Overton Park during 2012 (see Note 4), the Trust assumed fixed-rate mortgage debt. If no event of default occurs, the Trust has the option to extend the maturity dates for one year at a base rate plus a margin of 2.5%. Principal and interest are repaid monthly on these loans.
(8) The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The loan may be extended for two 12-month periods, providing the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.

(9) During 2014, the Trust entered into a construction loan related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Operating Partnership is the majority owner and will the manage the community once it is completed. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only through July 10, 2017. On July 10, 2017, if certain conditions are met, the Operating Partnership has the option to extend the loan until July 9, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.
(10) Represents construction debt that is interest only through the maturity date. See the footnotes herein regarding the applicable extension periods.
(11) In connection with the acquisition of The Varsity during 2013 (see Note 4), the Trust assumed variable-rate construction debt. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. On August 1, 2015, if certain conditions for extension are met, we have the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.
(12)The Trust is the majority owner and managing member of the Roosevelt Pointe joint venture and also manages the community. During 2014, the Trust acquired additional ownership interest and now owns 95% of the community (see Note 6). The interest rate per year applicable to the loan is, at the option of the Trust, equal to LIBOR plus a 2.25% margin and is interest only through the initial maturity date. If certain conditions are met and an extension fee is paid, the Trust can extend the maturity date through two additional one-year periods.

Master Secured Credit Facility

The Operating Partnership also has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Operating Partnership was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2014.

During 2014, The Operating Partnership prepaid a $66.5 million, seven-year note under the Master Secured Credit Facility. The debt had a fixed rate of 6.02% and was due to mature on January 1, 2016. Four collegiate housing communities (The Pointe at Penn State, the Commons on Kinnear, Cape Trails and Irish Row) were released from the collateral pool simultaneously with the pay-off. The mortgage debt was repaid with proceeds from the public offering of unsecured senior notes completed on November 24, 2014 as described above. In connection with this repayment, the Operating Partnership incurred a prepayment penalty of $2.6 million, which is included in loss on extinguishment of debt in the accompanying consolidated statement of income and comprehensive income.

During 2014, the Operating Partnership prepaid a $7.2 million note under the Master Secured Credit Facility. The debt had a fixed interest rate of 4.96% and was due to mature on January 1, 2015. One collegiate housing community, The Reserve at South College, was released from the collateral pool simultaneous with the pay-off. In connection with this pay off, the Operating Partnership recognized a $0.1 million loss on extinguishment of debt. The mortgage debt was repaid with proceeds received from borrowings under the Fifth Amended Revolver and cash on hand.

Also during 2014, the Operating Partnership completed a substitution of The Reserve at Saluki Pointe into the facility for the release of College Station at W. Lafayette, which was sold during 2014 (see Note 5).

Mortgage debt

In February 2014, the Operating Partnership repaid in full variable rate mortgage debt of $35.7 million that was assumed in connection with the 2011 acquisition of the GrandMarc at Westberry Place collegiate housing community located at Texas Christian University. The interest rate was equal to a base rate plus a 4.85% margin, and the loan was scheduled to mature on January 1, 2020. In connection with this repayment, a $0.6 million loss on extinguishment of debt was recognized.

In connection with the sale of Pointe West collegiate housing community located at University of South Carolina on July 1, 2014, the Operating Partnership repaid mortgage debt of $9.5 million in full. The interest rate was equal to 4.92% and the mortgage debt was scheduled to mature on August 1, 2014.

All mortgage loans contain customary financial covenants, such as minimum debt service ratios. As of December 31, 2014, the Operating Partnership was in compliance with all covenants.

Construction loans

During 2014, the Operating Partnership entered into a construction loan of $38.0 million related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00% margin and is interest only through October 21, 2017. On October 21, 2017, if certain conditions are met, the Operating Partnership has the option to extend the loan until October 21, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis. As of December 31, 2014, no amounts had been drawn on the loan.

During 2014, the Operating Partnership repaid outstanding principal balances on the following construction loans (amounts in thousands):

Property	Date Prepaid	Outstanding Balance as of the Repayment Date	Interest Rate as of the Repayment Date
The Oaks on the Square - Phase I and II	April 2014	$32,319	2.41%
The Oaks on the Square - Phase III	September 2014	$8,219	2.10%
The Retreat at Oxford	December 2014	$27,126	1.96%

The construction loans were repaid with proceeds from the Fifth Amended Revolver and cash on hand. Total prepayment penalties of $0.2 million were recognized and are included in loss on extinguishment of debt in the accompanying consolidated statements of income and comprehensive income.

All constructions loans also contain customary financial covenants, such as minimum debt service ratios. As of December 31, 2014, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance, beginning of period	$422,681	$398,846
Additions	17,865	122,543
Repayments of principal	(190,103)	(97,931)
Amortization of premium	(806)	(777)
Balance, end of period	$249,637	$422,681

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of December 31, 2014 are as follows (in thousands):

Year
2015	$68,675
2016	59,410
2017	47,176
2018	1,629
2019	116,688
Thereafter	392,074
Total	685,652
Debt premium	1,486
Outstanding as of December 31, 2014, net of debt premium	$687,138

11. Noncontrolling interests

Operating Partnership

Joint Ventures: As of December 31, 2014, EROP had entered into three joint venture agreements to develop, own and manage properties near Arizona State University - Downtown Phoenix (Roosevelt Point), Duke University (605 West) and The University of Louisville (The Retreat at Louisville). EROP is deemed to be the primary beneficiary of these communities; therefore, EROP accounts for the joint ventures using the consolidation method of accounting. EROP's joint venture partner's investments in 605 West met the requirements to be classified outside of permanent equity, and is therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income due to the partner's ability to put their ownership interests to EROP as stipulated in the operating agreements. EROP's joint venture partner's investments in the Arizona State University - Downtown Phoenix joint venture and The University of Louisville joint venture are accounted for as noncontrolling interests in the accompanying consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income.

As of December 31, 2013, EROP had entered into a joint venture agreement to develop, own and manage a collegiate housing property near The University of Mississippi (The Retreat at Oxford). EROP’s joint venture partners’ investment is accounted for as noncontrolling interests in the accompanying consolidated financial statements through August 29, 2014. On August 29, 2014, EROP purchased its joint venture partner's 30% interest in The Retreat at Oxford for $8.5 million. This collegiate housing property is now wholly-owned by EROP.

On April 15, 2014, EROP purchased a portion of its joint venture partner's interest in Roosevelt Point for $0.8 million. As a result of this purchase, EROP now holds a 95% ownership in the Roosevelt Point collegiate housing property. Additionally, on September 10, 2013, EROP purchased its joint venture partner's 10% interest in the collegiate housing property referred to as East Edge located near the University of Alabama for $6.9 million and as a result owns 100% of this property.

The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as noncontrolling interests. EROP follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2014 and 2013, there were 207,257 University Towers Operating Partnership Units outstanding.

The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance	$2,359	$1,164
Net income	65	168
Contributions from redeemable noncontrolling interests	—	1,127
Adjustments to report redeemable noncontrolling interests at fair value	2,555	—
Distributions	(548)	(100)
Ending balance	$4,431	$2,359

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2014, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost. As of December 31, 2013, EROP reported the redeemable noncontrolling interests at historical cost, which was greater than fair value.

Redeemable Limited Partner Units: The units of limited partnership of the Operating Partnership (“OP Units”) that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder is classified as redeemable limited partner units in the mezzanine section of the accompanying consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2014, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost. As of December 31, 2013, EROP reported the redeemable limited partner units at historical cost, which was greater than fair value.

On November 20, 2014, the Board authorized a reverse stock split of 1-for-3 effective December 1, 2014. Accordingly, every three issued and outstanding shares of common stock as of December 1, 2014 were reduced to one. The number of OP Units will not change, however, in accordance with the Amended and Restated Agreement of Limited Partnership, a conversion factor of 0.33333 will be applied to all future dividends and conversion of OP Units into shares of EdR's common stock or cash.

During the year ended December 31, 2014, 7,391 OP Units were redeemed for cash. As of December 31, 2014 and 2013, there were 822,952 and 830,343 OP Units outstanding, respectively.

Below is a table summarizing the activity of redeemable limited partners' unit for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning balance	$7,512	$7,780
Net income	367	81
Distributions	(378)	(349)
Conversion of redeemable partner units into cash	(77)	—
Adjustments to report redeemable limited partner units at fair value	2,657	—
Ending balance	$10,081	$7,512

The Trust

The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at Roosevelt Pointe and The Retreat at Louisville, as discussed above, which are presented as a component of equity in the Trust’s accompanying consolidated balance sheets.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying consolidated balance sheets of EROP; and (2) the University Towers Operating Partnership Units and the Trust's joint venture partner's investments in 605 West which are also presented as redeemable noncontrolling interests in the accompanying consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2014, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost. As of December 31, 2013, EROP reported the redeemable limited partner units at historical cost, which was greater than fair value.

12. Earnings per share/unit

Earnings per Share - The Trust

On November 20, 2014, the Board authorized a reverse stock split of 1-for-3 effective December 1, 2014. Accordingly, every three issued and outstanding shares of common stock as of December 1, 2014 were reduced to one. All shares and related information presented in these financial statements have been retroactively adjusted to reflect the decreased number of shares.

The following is a summary of the components used in calculating earnings per share for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands, except share and per share data):

	2014	2013	2012
Numerator - basic and diluted earnings per share:
Income from continuing operations, net of noncontrolling interests	$47,055	$4,776	$68
Income (loss) from discontinued operations, net of noncontrolling interests	—	(453)	8,353
Net income attributable to common stock	$47,055	$4,323	$8,421

Denominator:
Basic weighted average shares of common stock outstanding	42,933,958	38,143,999	33,747,991
OP Units (1)	274,308	276,781	288,576
University Towers Operating Partnership Units (1)	69,081	69,086	69,086
Diluted weighted average shares of common stock outstanding	43,277,347	38,489,866	34,105,653

Earnings per share - basic:
Income from continuing operations, net of noncontrolling interests	$1.10	$0.12	$—
Income (loss) from discontinued operations, net of noncontrolling interests	$—	$(0.01)	$0.25
Net income attributable to common stock	$1.10	$0.11	$0.25

Earnings per share - diluted:
Income from continuing operations, net of noncontrolling interests	$1.09	$0.12	$—
Income (loss) from discontinued operations, net of noncontrolling interests	$—	$(0.01)	$0.25
Net income attributable to common stock	$1.09	$0.11	$0.25

Distributions declared per common share	$1.38	$1.26	$1.02

(1) In connection with the reverse stock split of 1-for-3 effective December 1, 2014, the number of OP Units will not change, however, in accordance with the Amended and Restated Agreement of Limited Partnership, a conversion factor of 0.33333 will be applied to all future dividends and conversion of units into shares of EdR's common stock or cash.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands, except unit and per unit data):

	2014	2013	2012
Numerator - basic and diluted earnings per unit:
Income from continuing operations, net of noncontrolling interests	$47,422	$4,857	$194
Income (loss) from discontinued operations, net of noncontrolling interests	—	(453)	8,351
Net income attributable to unitholders	$47,422	$4,404	$8,545

Denominator:
Weighted average units outstanding	128,811,547	114,431,996	101,243,974
Redeemable Operating Partnership units	822,952	830,343	865,727
Weighted average units outstanding - basic	129,634,499	115,262,339	102,109,701

Redeemable noncontrolling units	207,257	207,257	207,257
Weighted average units outstanding - diluted	129,841,756	115,469,596	102,316,958

Earnings per unit - basic:
Income from continuing operations, net of noncontrolling interests	$0.37	$0.04	$—
Income (loss) from discontinued operations, net of noncontrolling interests	$—	$—	$0.08
Net income attributable to unitholders	$0.37	$0.04	$0.08

Earnings per unit - diluted:
Income from continuing operations, net of noncontrolling interests	$0.37	$0.04	$—
Income (loss) from discontinued operations, net of noncontrolling interests	$—	$—	$0.08
Net income attributable to unitholders	$0.37	$0.04	$0.08

Distributions declared per unit	$0.46	$0.42	$0.34

13. Segments

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

The following tables represent the Trust’s segment information for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$206,322	$167,476	$124,087
Collegiate housing leasing operations	92,649	79,957	59,524
Net operating income	$113,673	$87,519	$64,563
Total segment assets at end of period (1)	$1,737,967	$1,536,699	$1,257,476

Development Consulting Services:
Third-party development consulting services	$4,224	$3,759	$1,018
General and administrative	2,354	1,161	1,157
Net operating income (loss)	$1,870	$2,598	$(139)
Total segment assets at end of period(2)	$4,103	$5,187	$5,695

Management Services:
Third-party management services	$3,959	$3,697	$3,446
General and administrative	2,633	2,450	2,779
Net operating income	$1,326	$1,247	$667
Total segment assets at end of period(2)	$10,693	$10,135	$10,218

Reconciliations:
Segment revenue	$214,505	$174,932	$128,551
Operating expense reimbursements	8,707	10,214	9,593
Eliminations / adjustments	2,581	(770)	(198)
Total segment revenues	$225,793	$184,376	$137,946

Segment operating expenses	$97,636	$83,568	$63,460
Reimbursable operating expenses	8,707	10,214	9,593
Eliminations / adjustments	—	—	(44)
Total segment operating expenses	$106,343	$93,782	$73,009

Segment net operating income	$119,450	$90,594	$64,937
Other unallocated general and administrative expenses	(14,815)	(10,544)	(10,284)
Depreciation and amortization	(58,974)	(48,098)	(33,240)
Ground lease	(8,988)	(7,622)	(6,395)
Loss on impairment of collegiate housing properties	(12,733)	—	—
Interest expense	(20,656)	(17,526)	(14,390)
Amortization of deferred financing costs	(2,156)	(1,758)	(1,215)
Interest income	190	447	283
Loss on extinguishment of debt	(3,543)	—	—
Guarantee fee income from participating development	3,000	—	—
Interest on loan to participating development	6,486	—	—
Gain on insurance settlement	8,133	—	—
Equity in losses of unconsolidated entities	(710)	(203)	(363)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	$14,684	$5,290	$(667)

Total segment assets, end of period (2)	$1,752,763	$1,552,021	$1,273,389
Unallocated corporate amounts:
Cash	7,540	10,729	8,436
Notes receivable (see Note 2)	375	18,125	21,000

Other receivables	2,100	1,456	—
Investments in unconsolidated entities (see Note 8)	29,355	20,602	11,796
Deposit	—	—	3,000
Other assets	11,900	4,293	6,017
Deferred financing costs, net	7,604	3,339	1,049
Total assets, end of period	$1,811,637	$1,610,565	$1,324,687

(1) The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2014 is primarily related to the purchase of two additional communities and completed development of seven collegiate housing communities for the Trust’s ownership offset by the sale of seven collegiate housing communities (see Notes 4 and 5). The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2013 is primarily related to the purchase of three additional communities and the continued development of fourteen collegiate housing communities for the Trust's ownership offset by the sale of two collegiate housing communities (see Notes 4 and 5).
(2) Total segment assets include goodwill of $2,149 related to management services and $921 related to development consulting services.

Beginning with the three months ended March 31, 2014, we are reporting in all periods presented expenses related to development activities at our owned developments as part of other unallocated general and administrative expenses. As a result, revenues and expenses presented in the development consulting services segment relate solely to our third-party business.

14. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2014, six outstanding interest rate swaps were outstanding with a combined notional of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $3.3 million is estimated to be reclassified to earnings as an increase to interest expense. As of December 31, 2014, the fair value of the derivatives is a liability of $4.5 million and is included in accrued expenses in the accompanying consolidated balance sheet.

The following table discloses the effect of the derivative instruments on the consolidated statement of income and comprehensive income for the year ended December 31, 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(7,991)	Interest expense	$3,526

The above contracts are subject to enforceable master netting arrangements that provide a right of offset with each counterparty; however, no offsetting positions exist due to certain duplicate terms across all contracts. Therefore, the derivatives are not subject to offset in the consolidated balance sheets.

Credit-risk-related Contingent Features

The Operating Partnership has agreements with each of its derivative counterparties that contain a provision where if the Operating Partnership defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Operating Partnership could also be declared in default on its derivative obligations. In addition, the Operating Partnership has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Operating Partnership's default on the indebtedness.

As of December 31, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $4.7 million. As of December 31, 2014, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $4.7 million.

15. Fair Value of Financial Instruments

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. Fair value is estimated relating to impairment assessments based upon an income capitalization approach (which considers prevailing market capitalization rates and operations of the community) or the negotiated sales price, if applicable. Based upon the inputs used to value properties under the income capitalization approach, valuations under this method are classified within Level 3 of its fair value hierarchy. For the communities for which the estimated fair value was based on negotiated sales prices, the valuation was classified within Level 2 of the fair value hierarchy.

One non-financial asset was impaired during the year ended December 31, 2014 and has remained on the accompanying consolidated balance sheet as of December 31, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Collegiate housing properties, net	$15,471	$—	$15,471	$—

As discussed in Note 14, interest rate swaps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, credit valuation adjustments are incorporated to appropriately reflect both nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.

The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Derivative financial instruments (liability position)	$4,465	$—	$4,465	$—
Deferred compensation plan assets	520	520	—	—

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on assessments of available market information and valuation methodologies, including discounted cash flow analyses.

The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$375	$—	$318	$—
Senior unsecured notes	250,000	—	234,583	—
Unsecured revolving credit facility	24,000	—	24,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,882	—	107,882	—
Fixed rate mortgage and construction loans	140,270	—	154,542	—

	December 31, 2013
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$18,125	$—	$19,330	$—
Unsecured revolving credit facility	356,900	—	356,900	—
Variable rate mortgage and construction loans	193,381	—	193,381	—
Fixed rate mortgage and construction loans	227,009	—	239,162	—

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

16. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual increase to rent expense equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, deferred rent totaled $19.4 million and $15.9 million, respectively.

The Trust has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2023. Rental expense under the operating lease agreements totaled $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Furthermore, the Trust has entered into various contracts for advertising which will expire at varying times through fiscal year 2015.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms as well as future minimum payments required under advertising contracts that have noncancellable terms in excess of one year as of December 31, 2014 are as follows (in thousands):

Year Ending	Advertising	Leases
2015	$90	$13,845
2016	2	11,725
2017	—	9,729
2018	—	9,066
2019	—	8,665
Thereafter	—	575,960
Total	$92	$628,990

17. Employee savings plan

Eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over their first 3 years of employment then immediately vest in the matching contribution from then on. Matching contributions were approximately $0.3 million, $0.2 million, $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

18. Accrued expenses

Accrued expenses consist of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Payroll	$3,765	$3,176
Real estate taxes	7,573	6,848
Interest	2,978	2,060
Utilities	1,691	1,203
Ground leases (including straight-line rent)	20,010	15,012
Construction loan guarantee	—	3,000
Assets under development	18,558	15,034
Deferred revenue related to insurance proceeds (See Note 19)	—	5,998
Fair value of derivative liability	4,465	—
Other	15,646	13,026
Total accrued expenses	$74,686	$65,357

19. Commitments and contingencies

In July 2012, the 3949 community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which are covered under existing insurance policies. For the years ended December 31, 2014, 2013 and 2012, the Trust recognized business interruption proceeds of $0.1 million, $1.7 million and $1.2 million, respectively. These amounts are included in collegiate housing leasing revenues in the accompanying consolidated financial statements. During the year ended December 31, 2014, the insurance claims were settled and the Trust recognized a gain on insurance proceeds of $8.1 million in the accompanying consolidated statements of income and comprehensive income.

The Operating Partnership and various joint venture partners have jointly and severally guaranteed partial repayment on third-party mortgage and construction debt secured by the following underlying collegiate housing properties, all of which are unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty, as applicable. The following summarizes the Operating Partnership's exposure under such guaranties (amounts in thousands):

		December 31, 2014				December 31, 2013
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,643	n/a	$5,911	n/a	$23,971	n/a	$5,993	n/a
The Marshall	50%	55,663	8,767	27,832	4,384	13,100	8,767	6,550	4,384
Georgia Heights	50%	—	7,230	—	3,615	—	—	—	—

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximated fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust collected and recognized the $3.0 million guarantee fee during the year ended December 31, 2014.

In connection with the condominium agreement related to The Oaks on the Square project in Storrs, Connecticut (see Note 4) the Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment of a $46.4 million construction loan to develop the residential and retail portions of the first two phases of the project. As of December 31, 2013, $43.2 million had been drawn on the construction loan of which $11.8 million was attributable to LeylandAlliance LLC; this amount is not included in our accompanying consolidated financial statements. On April 1, 2014, the construction loan for the first two phases of the project was repaid in full and the Trust was released from the guarantee obligations of the construction loan.

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. Similar to the construction loan for the first three phases, the Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2014 no amounts had been drawn on the construction loan.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2014 and 2013, the Trust had reimbursable predevelopment costs of $1.7 million and $1.6 million, respectively, which are reflected in other assets in the accompanying consolidated balance sheets.

20. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized below (in thousands, except per share data):

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$54,545	$50,040	$54,704	$66,504	$225,793
Operating expenses	46,233	53,691	52,939	48,990	201,853
Nonoperating (income) expenses	6,683	5,440	(12,393)	8,816	8,546
Equity in losses of unconsolidated entities	(22)	(112)	(236)	(340)	(710)
Income taxes expense/(benefit)	45	(357)	910	(337)	261
Noncontrolling interests	398	(38)	33	206	599
Gain on sale of collegiate housing communities	10,902	—	8,421	13,908	33,231
Net income (loss) attributable to Education Realty Trust, Inc.	$12,066	$(8,808)	$21,400	$22,397	$47,055
Net income (loss) per share- basic	$0.31	$(0.23)	$0.46	$0.47	$1.10
Net income (loss) per share- diluted	$0.31	$(0.23)	$0.45	$0.47	$1.09

Net income (loss) attributable to Education Realty Operating Partnership	$12,166	$(8,787)	$21,536	$22,507	$47,422
Net income (loss) per unit - basic	$0.11	$(0.07)	$0.15	$0.16	$0.37
Net income (loss) per unit - diluted	$0.10	$(0.07)	$0.15	$0.16	$0.37

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$44,671	$41,038	$43,469	$55,198	$184,376
Operating expenses	37,558	37,344	42,718	42,426	160,046
Nonoperating expenses	4,355	4,141	4,878	5,463	18,837
Equity in losses of unconsolidated entities	(20)	(21)	(61)	(101)	(203)
Income taxes expense/(benefit)	(237)	—	(32)	472	203
Noncontrolling interests	169	(143)	(20)	302	308
Discontinued operations(1)	503	4,157	(326)	(4,790)	(456)
Net income (loss) attributable to Education Realty Trust, Inc.	$3,309	$3,832	$(4,462)	$1,644	$4,323
Net income (loss) per share- basic and diluted	$0.09	$0.10	$(0.12)	$0.04	$0.11

Net income (loss) attributable to Education Realty Operating Partnership	$3,346	$3,873	$(4,482)	$1,667	$4,404
Net income (loss) per unit - basic and diluted	$0.03	$0.03	$(0.04)	$0.01	$0.04

(1)
All quarterly information presented above for 2013 reflects the classification of the properties sold during 2013 in discontinued operations (see Note 5). Discontinued operations for the 4th quarter of 2013 includes an impairment loss of $5,001.

21. Subsequent events

The Board declared a fourth quarter distribution of $0.36 per share of common stock and $0.12 per OP Unit for the quarter ended on December 31, 2014. The distributions were paid on February 13, 2015 to stockholders of record at the close of business on January 30, 2015.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Education Realty Trust, Inc.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of EdR's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of EdR's internal control over financial reporting as of December 31, 2014 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, The Trust's management concluded that EdR's internal control over financial reporting was effective as of December 31, 2014. The results of management’s assessment were reviewed with EdR's Audit Committee.

The effectiveness of EdR's internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Education Realty Operating Partnership, LP

Evaluation of Disclosure Controls and Procedures

EROP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to EROP’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. EROP also has investments in unconsolidated entities which are not under its control. Consequently, EROP’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of EROP’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2014, EROP’s disclosure controls and procedures were effective in causing material information relating to EROP to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in EROP’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, EROP’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

EdR's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of EdR's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of EROP's internal control over financial reporting as of December 31, 2014 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EROP's internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, EdR's management concluded that EROP's internal control over financial reporting was effective as of December 31, 2014. The results of management’s assessment were reviewed with EdR's Audit Committee.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2015, which will be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2015, which will be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under the Trust’s equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	128,776	(1)	—	(2)	751,920	(3)
Equity compensation plans not approved by security holders	—		—		N/A	(4)
Total	128,776		—		751,920

(1)	Represents up to 128,776 shares of common stock subject to outstanding equity awards granted pursuant to our 2014 Long-Term Incentive Plan and 2013 Long-Term Incentive Plan.

(2)	Does not account for the potential 128,776 shares of common stock subject to outstanding restricted stock units granted pursuant to our 2014 Long-Term Incentive Plan and 2013 Long-Term Incentive Plan.

(3)
Includes 68,510 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan and 820,430 shares available for issuance under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan.

(4)	Does not include 50,000 shares of restricted common stock which were granted to Randy Churchey on January 12, 2010 pursuant to an inducement award.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2015, which will be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2015, which will be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2015, which will be filed with the SEC and is incorporated herein by reference.

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

Education Realty Trust, Inc.
Date: February 27, 2015	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: February 27, 2015	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Randy Churchey, Edwin B. Brewer, Jr. and J. Drew Koester, or any of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Trust’s filing of an annual report on Form 10-K for the Trust’s fiscal year 2014, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a trustee or officer, or both, of the Trust, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randy Churchey	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2015
Randy Churchey

/s/ Edwin B. Brewer, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2015
Edwin B. Brewer, Jr.

/s/ J. Drew Koester	Senior Vice President, Assistant Secretary and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
J. Drew Koester

/s/ John V. Arabia	Director	February 27, 2015
John V. Arabia

/s/ Monte J. Barrow	Director	February 27, 2015
Monte J. Barrow

/s/ William J. Cahill, III	Director	February 27, 2015
William J. Cahill, III

/s/ John L. Ford	Director	February 27, 2015
John L. Ford

/s/ Howard A. Silver	Director	February 27, 2015
Howard A. Silver

/s/ Thomas Trubiana	President and Director	February 25, 2015
Thomas Trubiana

/s/ Wendell W. Weakley	Director	February 27, 2015
Wendell W. Weakley

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc., as supplemented (Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q, filed on November 7, 2014.)

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc., as amended. (Incorporated by reference to Exhibit 3.2 to the Trust’s Quarterly Report on Form 10-Q, filed on November 7, 2014.)
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
4.2
Indenture by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee, dated November 7, 2014. (Incorporated by reference to Exhibit 4.6 the Trust’s and the Operating Partnership’s joint Registration Statement on Form S-3 (File No. 333-199988), filed on November 7, 2014.)

4.3
First Supplemental Indenture by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on November 25, 2014.)

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

10.3(1)
Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Amendment No. 4 to its Registration Statement on Form S-11. (File No. 333-119264), filed on January 11, 2005.)

10.4(1)
Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.4 to the Trust’s Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-119264), filed on November 4, 2004.)

10.5(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.6(1)(2)
Amended and Restated Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 2, 2013.)

10.7(1)
Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.8(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.9(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.10(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

10.11(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

10.12(1)	Education Realty Trust, Inc. 2011 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)
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

10.15
Promissory Note, 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP, dated as of July 14, 2010. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on August 6, 2010.)

Exhibit Number	Description
10.16
Agreement to Guarantee Loan, entered into as of July 14, 2010, by and between 929 N. Wolfe Street LLC and Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on November 5, 2010.)

10.17
Amended and Restated Master Credit Facility Agreement, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)

10.18
Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.19(1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.20(1)
Education Realty Trust, Inc. Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)

10.21(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)
10.22(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)
10.23(1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 10-K, field on March 1, 2013.)
10.24(1)	Education Realty Trust, Inc. Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 1, 2013.)
10.25(1)(2)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.26(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.27(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.28	Second Amendment to Fourth Amended and Restated Credit Agreement dated as of February 14, 2014. (Incorporated by reference to the Trust’s Annual Report on Form 10-K filed March 3, 2014.)
10.29(1)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed March 3, 2014.)
10.30
Separation Agreement, dated as of May 12, 2014, by and between Education Realty Trust, Inc. and Randall H. Brown. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed May 12, 2014.)

10.31(1)
Executive Employment Agreement, dated as of August 5, 2014, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to the Trust’s Current Report on Form 8-K, filed on August 8, 2014.)

10.32(1)
Restricted Stock Award Agreement, dated as of August 5, 2014, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to the Trust’s Current Report on Form 8-K, filed on August 8, 2014.)

10.33
Fifth Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, each of which is an indirectly owned subsidiary of Education Realty Trust, Inc. KeyBank, National Association, as Administrative Agent (the “Agent”), Regions Bank, PNC Bank, National Association and Royal Bank of Canada, as Documentation Agents, and KeyBanc Capital Markets, PNC Capital Markets LLC, RBC Capital Markets and Regions Capital Markets, as Co-Bookrunners and Co-Lead Arrangers, dated as of November 19, 2014. (Incorporated by reference to Exhibit 10.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed November 25, 2014.)

10.34
First Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, each of which is an indirectly owned subsidiary of Education Realty Trust, Inc., PNC Bank National Association, Regions Bank, KeyBank National Association, U.S. Bank National Association and Fifth Third Bank, dated November 19, 2014. (Incorporated by reference to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed November 25, 2014.)

Exhibit Number	Description
12	Statement Regarding Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of the Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.3	Consent of Independent Auditors, Dixon Hughes Goodman LLP, filed herewith.
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1
Financial statements of University Village - Greensboro, LLC as of December 31, 2014 and 2013 (unaudited) and for the years ended December 31, 2014 (unaudited), 2013 (unaudited) and 2012, filed herewith.

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
(2) Superseded by employment agreement entered into effective as of January 1, 2015.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.