Form 10-Q
period 2015-03-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2015-05-06
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of May 4, 2015, Education Realty Trust, Inc. had 48,353,247 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2015 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to "EROP" mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of March 31, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

The Trust is structured as an umbrella partnership real estate investment trust (“UPREIT”) and EdR contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, EdR receives an equal number of partnership units of EROP (the “OP Units”). Contributions of properties to the Trust can be structured as tax-deferred transactions through the issuance of OP Units. Holders of OP Units may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of EdR's common stock at the time of redemption or, at EdR's option, for shares of EdR's common stock. Pursuant to the partnership agreement of EROP, the number of shares to be issued upon the redemption of OP Units is equal to the number of OP Units being redeemed. Additionally, for every one share of common stock offered and sold by EdR for cash, EdR must contribute the net proceeds to EROP and, in return, EROP will issue one OP Unit to EdR.

The Trust believes that combining the quarterly reports on Form 10-Q of EdR and the Operating Partnership into this single report provides the following benefits:

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

EdR consolidates the Operating Partnership for financial reporting purposes, and EdR essentially has no assets or liabilities other than its investment in the Operating Partnership. Therefore, the assets and liabilities of EdR and the Operating Partnership are the same on their respective financial statements. However, the Trust believes it is important to understand the few differences between EdR and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. EdR also issues public equity from time to time and guarantees certain debt of EROP. EdR does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds all of the assets of the Trust, including the Trust’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from EdR’s equity offerings, which are contributed to the capital of EROP in exchange for OP Units on the basis of one share of common stock for one OP Unit, the Operating Partnership generates all remaining capital required by the Trust's business, including as a result of the incurrence of indebtedness. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, proceeds from mortgage indebtedness and debt issuances, and proceeds received from the disposition of certain properties. Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the condensed consolidated financial statements of the Trust and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Trust's financial statements include the same noncontrolling interests at the Operating Partnership level. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued by EdR and the Operating Partnership.

To help investors understand the significant differences between the Trust and the Operating Partnership, this report provides separate condensed consolidated financial statements for the Trust and the Operating Partnership. A single set of consolidated notes to such financial statements is presented that includes separate discussions for the Trust and the Operating Partnership when applicable (for example, noncontrolling interests, stockholders’ equity or partners’ capital, earnings per share or unit, etc.). A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents discrete information related to each entity, as applicable.

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

Education Realty Trust, Inc.
Education Realty Operating Partnership, LP
Form 10-Q
For the Quarter Ended March 31, 2015

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets:
Collegiate housing properties, net	$1,574,006	$1,586,009
Assets under development	171,039	120,702
Cash and cash equivalents	23,640	18,385
Restricted cash	9,149	10,342
Other assets	74,421	76,199
Total assets	$1,852,255	$1,811,637

Liabilities:
Mortgage and construction loans, net of unamortized premium	$230,988	$249,637
Unsecured revolving credit facility	72,000	24,000
Unsecured term loans	187,500	187,500
Senior unsecured notes	250,000	250,000
Accounts payable and accrued expenses	87,171	76,869
Deferred revenue	18,383	17,301
Total liabilities	846,042	805,307

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	13,648	14,512

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 48,330,648 and 47,999,427 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	483	480
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,029,280	1,034,683
Accumulated deficit	(34,968)	(41,909)
Accumulated other comprehensive loss	(6,904)	(4,465)
Total Education Realty Trust, Inc. stockholders’ equity	987,891	988,789
Noncontrolling interests	4,674	3,029
Total equity	992,565	991,818
Total liabilities and equity	$1,852,255	$1,811,637

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Collegiate housing leasing revenue	$60,383	$50,711
Third-party development consulting services	597	802
Third-party management services	1,053	1,018
Operating expense reimbursements	2,096	2,014
Total revenues	64,129	54,545
Operating expenses:
Collegiate housing leasing operations	24,140	22,168
Development and management services	2,702	2,341
General and administrative	2,639	2,118
Depreciation and amortization	15,866	13,783
Ground lease expense	2,848	1,899
Loss on impairment of collegiate housing properties	—	1,910
Reimbursable operating expenses	2,096	2,014
Total operating expenses	50,291	46,233

Operating income	13,838	8,312

Nonoperating (income) expenses:
Interest expense	5,941	5,601
Amortization of deferred financing costs	516	503
Interest income	(38)	(70)
Loss on extinguishment of debt	—	649
Total nonoperating expenses	6,419	6,683
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	7,419	1,629
Equity in losses of unconsolidated entities	(194)	(22)
Income before income taxes and gain on sale of collegiate housing properties	7,225	1,607
Income tax expense	78	45
Income before gain on sale of collegiate housing properties	7,147	1,562
Gain on sale of collegiate housing properties	—	10,902
Net income	7,147	12,464
Less: Net income attributable to the noncontrolling interests	206	398
Net income attributable to Education Realty Trust, Inc.	$6,941	$12,066

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2015	2014
Comprehensive income:
Net income	$7,147	$12,464
Other comprehensive loss:
Loss on cash flow hedging derivatives	(2,439)	(1,363)
Comprehensive income	$4,708	$11,101
Less: comprehensive income attributable to the noncontrolling interests	206	398
Comprehensive income attributable to Education Realty Trust, Inc.	$4,502	$10,703

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted	$0.14	$0.31

Distributions per share of common stock	$0.36	$0.33

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	48,179	38,338
Weighted average common shares outstanding – diluted	48,501	38,684

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2013	38,246,718	$1,148	$813,540	$(88,964)	$—	$4,245	$729,969
Common stock offering costs	—	—	(14)	—	—	—	(14)
Amortization of restricted stock	45,906	1	(241)	—	—	—	(240)
Cash dividends	—	—	(12,652)	—	—	(525)	(13,177)
Comprehensive income (loss)	—	—	—	12,066	(1,363)	102	10,805
Balance, March 31, 2014	38,292,624	$1,149	$800,633	$(76,898)	$(1,363)	$3,822	$727,343

Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Issuances of common stock, net of offering costs	327,605	3	11,497		—	—	11,500
Amortization of restricted stock and long-term incentive plan awards	3,616		355		—	—	355
Cash dividends	—	—	(17,299)	—	—	—	(17,299)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	44	—	—	—	44
Comprehensive income (loss)	—	—	—	6,941	(2,439)	(22)	4,480
Balance, March 31, 2015	48,330,648	$483	$1,029,280	$(34,968)	$(6,904)	$4,674	$992,565

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$7,147	$12,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,866	13,783
Gain on sale of collegiate housing property	—	(10,902)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,201	1,212
Loss on impairment of collegiate housing properties	—	1,910
Loss on extinguishment of debt	—	649
Amortization of deferred financing costs	516	503
Amortization of unamortized debt premiums	(207)	(193)
Distributions of earnings from unconsolidated entities	44	12
Noncash compensation expense related to stock-based incentive awards	671	616
Equity in losses of unconsolidated entities	194	22
Change in operating assets and liabilities (net of acquisitions)	3,397	(2,893)
Net cash provided by operating activities	28,829	17,183

Investing activities:
Purchase of corporate assets	(257)	(219)
Restricted cash	1,193	(16,908)
Insurance proceeds received on property losses	—	1,428
Investment in collegiate housing properties	(2,884)	(2,905)
Proceeds from sale of collegiate housing properties	—	40,007
Notes receivable	(1,717)	(125)
Earnest money deposits	(200)	(110)
Investment in assets under development	(43,781)	(51,295)
Investments in unconsolidated entities	(53)	(1,919)
Net cash used in investing activities	(47,699)	(32,046)

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2015	2014
Financing activities:
Payment of mortgage and construction notes	(33,986)	(36,682)
Borrowings under mortgage and construction loans	15,544	3,929
Borrowings on unsecured term loan	—	187,500
Debt issuance costs	(39)	(1,540)
Debt extinguishment costs	—	(356)
Borrowings on line of credit	48,000	64,000
Repayments of line of credit	—	(201,000)
Proceeds from issuance of common stock	10,569	—
Payment of offering costs	(29)	(14)
Purchase and return of equity to noncontrolling interests	—	(542)
Contributions from noncontrolling interests	1,693	—
Dividends and distributions paid to common and restricted stockholders	(17,299)	(12,652)
Dividends and distributions paid to noncontrolling interests	(115)	(115)
Repurchases of common stock for payments of restricted stock tax withholding	(213)	(769)
Net cash provided by financing activities	24,125	1,759
Net increase (decrease) in cash and cash equivalents	5,255	(13,104)
Cash and cash equivalents, beginning of period	18,385	22,073
Cash and cash equivalents, end of period	$23,640	$8,969

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,287	$6,477

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$960	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$24,939	$15,525

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets:
Collegiate housing properties, net	$1,574,006	$1,586,009
Assets under development	171,039	120,702
Cash and cash equivalents	23,640	18,385
Restricted cash	9,149	10,342
Other assets	74,421	76,199
Total assets	$1,852,255	$1,811,637

Liabilities:
Mortgage and construction loans, net of unamortized premium	$230,988	$249,637
Unsecured revolving credit facility	72,000	24,000
Unsecured term loans	187,500	187,500
Senior unsecured notes	250,000	250,000
Accounts payable and accrued expenses	87,171	76,869
Deferred revenue	18,383	17,301
Total liabilities	846,042	805,307

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	8,877	10,081

Redeemable noncontrolling interests	4,771	4,431

Partners' capital:
General partner - 6,920 units outstanding as of March 31, 2015 and December 31, 2014, respectively	190	191
Limited partners - 48,323,728 and 47,992,507 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	994,605	993,063
Accumulated other comprehensive loss	(6,904)	(4,465)
Total partners' capital	987,891	988,789
Noncontrolling interests	4,674	3,029
Total partners' capital	992,565	991,818
Total liabilities and partners' capital	$1,852,255	$1,811,637

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Collegiate housing leasing revenue	$60,383	$50,711
Third-party development consulting services	597	802
Third-party management services	1,053	1,018
Operating expense reimbursements	2,096	2,014
Total revenues	64,129	54,545
Operating expenses:
Collegiate housing leasing operations	24,140	22,168
Development and management services	2,702	2,341
General and administrative	2,639	2,118
Depreciation and amortization	15,866	13,783
Ground lease expense	2,848	1,899
Loss on impairment of collegiate housing properties	—	1,910
Reimbursable operating expenses	2,096	2,014
Total operating expenses	50,291	46,233

Operating income	13,838	8,312

Nonoperating (income) expenses:
Interest expense	5,941	5,601
Amortization of deferred financing costs	516	503
Interest income	(38)	(70)
Loss on extinguishment of debt	—	649
Total nonoperating expenses	6,419	6,683
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	7,419	1,629
Equity in losses of unconsolidated entities	(194)	(22)
Income before income taxes and gain on sale of collegiate housing properties	7,225	1,607
Income tax expense	78	45
Income before gain on sale of collegiate housing properties	7,147	1,562
Gain on sale of collegiate housing properties	—	10,902
Net income	7,147	12,464
Less: Net income attributable to the noncontrolling interests	166	298
Net income attributable to Education Realty Operating Partnership	$6,981	$12,166

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2015	2014
Comprehensive income:
Net income	$7,147	$12,464
Other comprehensive loss:
Loss on cash flow hedging derivatives	(2,439)	(1,363)
Comprehensive income	4,708	11,101
Less: comprehensive income attributable to the noncontrolling interests	166	298
Comprehensive income attributable to unitholders	$4,542	$10,803

Earnings per unit information:
Net income attributable to unitholders - basic	$0.14	$0.32
Net income attributable to unitholders - diluted	$0.14	$0.31

Weighted average units outstanding:
Weighted average units outstanding – basic	48,432	38,615
Weighted average units outstanding – diluted	48,501	38,684

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2013	6,920	$190	38,239,798	$725,534	$—	$4,245	$729,969
Payment of offering costs	—	—	—	(14)	—	—	(14)
Amortization of restricted stock awards	—	—	45,906	(240)	—	—	(240)
Distributions	—	(2)	—	(12,650)	—	(525)	(13,177)
Comprehensive income (loss)	—	3	—	12,063	(1,363)	102	10,805
Balance, March 31, 2014	6,920	$191	38,285,704	$724,693	$(1,363)	$3,822	$727,343

Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	327,605	11,500	—	—	11,500
Amortization of restricted stock and long-term incentive plan awards	—	—	3,616	355	—	—	355
Distributions	—	(2)	—	(17,297)	—	—	(17,299)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	44	—	—	44
Comprehensive income (loss)	—	1	—	6,940	(2,439)	(22)	4,480
Balance, March 31, 2015	6,920	$190	48,323,728	$994,605	$(6,904)	$4,674	$992,565

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$7,147	$12,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,866	13,783
Gain on sale of collegiate housing property	—	(10,902)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,201	1,212
Loss on impairment of collegiate housing properties	—	1,910
Loss on extinguishment of debt	—	649
Amortization of deferred financing costs	516	503
Amortization of unamortized debt premiums	(207)	(193)
Distributions of earnings from unconsolidated entities	44	12
Noncash compensation expense related to stock-based incentive awards	671	616
Equity in losses of unconsolidated entities	194	22
Change in operating assets and liabilities (net of acquisitions):	3,397	(2,893)
Net cash provided by operating activities	28,829	17,183

Investing activities:
Purchase of corporate assets	(257)	(219)
Restricted cash	1,193	(16,908)
Insurance proceeds received on property losses	—	1,428
Investment in collegiate housing properties	(2,884)	(2,905)
Proceeds from sale of collegiate housing properties	—	40,007
Notes receivable	(1,717)	(125)
Earnest money deposits	(200)	(110)
Investment in assets under development	(43,781)	(51,295)
Investments in unconsolidated entities	(53)	(1,919)
Net cash used in investing activities	(47,699)	(32,046)

Financing activities:
Payment of mortgage and construction notes	(33,986)	(36,682)
Borrowings under mortgage and construction loans	15,544	3,929
Borrowings on unsecured term loan	—	187,500
Debt issuance costs	(39)	(1,540)
Debt extinguishment costs	—	(356)
Borrowings on line of credit	48,000	64,000
Repayments of line of credit	—	(201,000)
Proceeds from issuance of common units in exchange for contributions	10,569	—
Payment of offering costs	(29)	(14)
Purchase and return of equity to noncontrolling interests	—	(542)
Contributions from noncontrolling interests	1,693	—

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2015	2014
Distributions paid on unvested restricted stock awards	(8)	(17)
Distributions paid to unitholders	(17,291)	(12,635)
Distributions paid to noncontrolling interests	(115)	(115)
Repurchases of units for payments of restricted stock tax withholding	(213)	(769)
Net cash provided by financing activities	24,125	1,759
Net increase (decrease) in cash and cash equivalents	5,255	(13,104)
Cash and cash equivalents, beginning of period	18,385	22,073
Cash and cash equivalents, end of period	$23,640	$8,969

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,287	$6,477

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$960	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$24,939	$15,525

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and description of business

Education Realty Trust, Inc. ("EdR" and collectively with its consolidated subsidiaries, the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations effective with the initial public offering that was completed on January 31, 2005. Through the Trust's controlling interest in both the sole general partner and the majority owning limited partner of Education Realty Operating Partnership L.P. ("EROP" and collectively with its consolidated subsidiaries, the "Operating Partnership"), the Trust is one of the largest developers, owners and managers of collegiate housing communities in the United States in terms of beds owned and under management. The Trust is a self-administered and self-managed real estate investment trust ("REIT") that is publicly traded on the New York Stock Exchange under the ticker symbol "EDR." Under the Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of March 31, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Interim financial information

The accompanying unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust's financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust's consolidated financial statements and related notes included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of March 31, 2015, the Trust had $11.9 million cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes resident security deposits, as required by law in certain states, and escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 5), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. As of March 31, 2015 and December 31, 2014, $0.4 million was outstanding. The loan is secured by CPA's interest in the joint venture.

On March 20, 2015, the Trust provided a $1.7 million promissory loan to Concord Eastridge, Inc, the Trust's partner in the joint venture at Roosevelt Point, at an interest rate equal to 2% plus London InterBank Offered Rate ("LIBOR") per annum compounded monthly and a maturity date of March 1, 2017. The loan is secured by Concord Eastridge's interest in the joint venture. As of March 31, 2015, $1.7 million was outstanding.

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

For assets under development, the Trust capitalizes interest and internal development costs as assets under development. Capitalized interest is determined using the weighted average interest costs of total debt. When the property opens, these costs, along with other direct costs of the development, are transferred into the applicable asset category and depreciation commences.

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles such as amounts related to in-place leases. Acquisition costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.

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

During the three months ended March 31, 2014, the Trust recorded a $1.9 million loss on impairment of collegiate housing properties. The impairment losses were due to a change in circumstances that indicated the respective carrying value may not be recoverable. The change in circumstances for the property could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Only dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The two property dispositions during the three months ended March 31, 2014 did not qualify for treatment as discontinued operations.

Redeemable noncontrolling interests (the Trust) / redeemable limited partners (EROP)

The Trust follows the guidance issued by the Financial Accounting Standards Board ("FASB") regarding the classification and measurement of redeemable securities. The Trust classifies redeemable noncontrolling interests, which include redeemable interests in consolidated joint ventures and units of limited partnership interest in University Towers Operating Partnership, LP and in the Operating Partnership in the mezzanine section of the accompanying condensed consolidated balance sheets. In the accompanying condensed consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the common share price of EdR at the end of each respective reporting period.

Common stock issuances and offering costs

Specific incremental costs directly attributable to the issuance of EdR common stock are charged against the gross proceeds of the related issuance. Accordingly, underwriting commissions and other stock issuance costs are reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated statement of changes in equity.

The Trust is structured as an umbrella partnership REIT ("UPREIT") and contributes all proceeds from its various equity offerings to EROP. For every one share of common stock offered and sold by EdR for cash, EdR must contribute the net proceeds to EROP and, in return, EROP will issue one OP Unit to EdR.

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program ("ATM Program") authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.3 million shares under these distribution agreements during the three months ended March 31, 2015 and received net proceeds of $10.5 million. The Trust used the net proceeds to repay debt, fund its development pipeline and for general corporate purposes.

On November 20, 2014, the Board authorized a 1-for-3 reverse stock split of shares of EdR common stock, effective December 1, 2014. On April 30, 2015, the Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership, which reduced the number of units of limited partnership of the Operating Partnership (the "OP Units") outstanding as a result of the 1-for-3 reverse stock split the Trust completed in December 2014. Accordingly, every three issued and outstanding shares of EdR common stock and OP Units prior to the split were reduced to one. All shares and units and related per-share and per-unit information presented in these financial statements for periods prior to the effective date have been retroactively adjusted to reflect the decreased number of shares and OP Units.

Debt premiums

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of March 31, 2015 and December 31, 2014, net unamortized debt premiums totaled $1.3 million and $1.5 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

Income taxes

EdR qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the "Code'). EdR is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its REIT taxable income for each tax year to its stockholders and meets certain other requirements. If EdR fails to qualify as a REIT for any taxable year, EdR will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through March 31, 2015. The carrying value of goodwill was $3.1 million as of March 31, 2015 and December 31, 2014, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.2 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively.

Investment in unconsolidated entities

The Trust accounts for its investments in unconsolidated joint ventures using the equity method whereby the costs of an investment are adjusted for the Trust’s share of earnings of the respective investment reduced by distributions received. The earnings and distributions of the unconsolidated joint ventures are allocated based on each owner’s respective ownership interests. These investments are classified as other assets or accrued expenses, depending on whether the distributions exceed the Trust’s contributions and share of earnings in the joint ventures, in the accompanying condensed consolidated balance sheets (see Note 5).

Stock-based compensation

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan (“2004 Plan”) in its entirety. The 2011 Plan is described more fully in Note 9. Compensation costs related to share-based payments are recognized in the accompanying condensed consolidated financial statements in accordance with authoritative guidance.

Earnings per share

Earnings per Share - The Trust

Basic earnings per share is calculated by dividing net earnings available to common stockholders by weighted average shares of common stock outstanding, including outstanding LTIP Units (as defined in Note 9). Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock and LTIP Units being included in the computation of basic earnings per share for all periods presented.

Earnings per OP Unit - EROP

Basic earnings per unit is calculated by dividing net earnings available to unitholders by the weighted average number of OP Units and LTIP Units outstanding. Diluted earnings per unit is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. EROP follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.

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

Derivative instruments and hedging activities

All derivative financial instruments are recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated, or exercised; it is no longer probable that the forecasted transaction will occur; or management determines that designating the derivative as a hedging instrument is no longer appropriate. The Trust uses interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 6 and 10). These instruments are designated as cash flow hedges and the interest differential to be paid or received is recorded as interest expense.

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Trust is currently evaluating the provisions of this guidance.

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

3. Acquisition and development of real estate investments

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

Combined acquisition costs for these purchases were $0.9 million. These acquisitions were funded with proceeds from the follow-on equity offering in June 2014, draws on the Fourth Amended Revolver and the Fifth Amended Revolver (see Note 6) and cash on hand. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

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

During 2014, the Trust also purchased the remaining 30% of its joint venture partner's interest in The Retreat at Oxford and a portion of its joint venture partner's interest in Roosevelt Point (see Note 8).

As the collegiate housing communities acquired in 2014 were acquired subsequent to March 31, 2014, there were no actual revenue or net income (loss) recognized in the accompanying condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2014.

The unaudited pro forma information had the acquisition date been January 1 is as follows (in thousands, except per share and per unit amounts):

Three Months Ended March 31, 2014
Total revenue (1)	$56,692
Net income attributable to the Trust (1)	$13,061
Net income attributable to common shareholders - basic and diluted	$0.34

Net income attributable to EROP (1)	$13,168
Net income attributable to unitholders - basic and diluted	$0.34
(1) As the 109 Tower opened for 2014/2015 lease year, the supplemental proforma revenue and net income for the period January 1, 2014 - March 31, 2014 only includes the District on Apache.

Development of collegiate housing properties

During 2014, the Trust developed the following communities which opened during the 2014/2015 lease year. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of December 31, 2014 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2014	Internal Development Costs Capitalized	Interest Costs Capitalized
				Three months ended March 31, 2014
The Lotus (1)	University of Colorado	195	$27,800	$42	$66
Haggin Hall (2)	University of Kentucky	396	23,840	30	75
Champions Court I (2)	University of Kentucky	740	47,368	30	226
Champions Court II (2)	University of Kentucky	427	24,329	27	116
Woodland Glen I & II (2)	University of Kentucky	818	45,730	31	199
605 West (3)	Duke University	384	45,258	48	167
The Oaks on the Square - Phase III (4)	University of Connecticut	116	12,482	26	26
Total owned communities		3,076	226,807	234	875

The Marshall (5)	University of Minnesota	994	93,976	33	125
Total joint ventures		994	93,976	33	125
Total		4,070	$320,783	$267	$1,000
(1) In November 2011, the Trust purchased a collegiate housing property near the University of Colorado, Boulder (The Lotus). The Trust developed additional housing on the existing land, which opened for the 2014/2015 lease year.
(2) In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the ONE PlanSM. Phase I opened in August 2013 and Phase II, which includes these communities, opened for the 2014-2015 lease year. The third phase is under development.
(3) In March 2013, the Trust announced an agreement with Javelin 19 Investments, LLC ("Javelin 19") to develop, own and manage 605 West, a new collegiate housing property near Duke University. The Trust is the majority owner and managing member of the joint venture and manages the community, which opened in August 2014. For a period of five years from the date on which the property receives its initial certificate of occupancy, Javelin 19 has the right to require the Trust to purchase Javelin 19’s 10% interest in the joint venture at a price to be determined.
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
(5) In 2012, Trust entered into an agreement to develop, own and manage a mixed-use development located two blocks from University of Minnesota. The Trust holds a 50% interest in the joint venture and manages the community, which opened in August 2014. The Trust does not consolidated the joint venture and its investment in the community of $18.1 million and $18.4 million as of March 31, 2015 and December 31, 2014, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

The following represents a summary of active developments as of March 31, 2015, including development costs and costs capitalized (dollars in thousands):

				Three Months Ended March 31,
Name	Primary University Served	Bed Count	Costs Incurred as of March 31, 2015	Internal Development Costs Capitalized		Interest Costs Capitalized
				2015	2014	2015	2014
Woodland Glen III, IV & V	University of Kentucky	1,610	$92,578	$90	$31	$799	$92
The Oaks on the Square - Phase IV	University of Connecticut	390	24,286	47	—	163	—
The Retreat at Louisville (1)	University of Louisville	656	34,294	57	—	160	—
Limestone Park I & II	University of Kentucky	1,141	15,676	85	—	106	—
Retreat at Oxford - Phase II	University of Mississippi	350	4,205	3	—	7	—
Total - owned communities		4,147	171,039	282	31	1,235	92

Georgia Heights (2)	University of Georgia	292	10,303	49	56	106	27
Total - joint venture		292	10,303	49	56	106	27

Total active projects under development		4,439	$181,342	$331	$87	$1,341	$119
(1) In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC ("Landmark") to develop, own and manage cottage-style collegiate housing property adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed.
(2) In 2013, Trust entered into an agreement to develop, own and manage a mixed-use development adjacent to the main entrance of the University of Georgia. The Trust holds a 50% interest in the joint venture and will manage the community once the development is completed. The Trust does not consolidate the joint venture and its investment in the community of $10.3 million and $10.2 million as of March 31, 2015 and December 31, 2014, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the three months ended March 31, 2014, the Trust sold two owned off-campus communities, College Station at W. Lafayette and the Reserve on West 31st, containing 1,680 beds for a combined sales price of approximately $41.9 million resulting in total proceeds of approximately $40.0 million. The net income attributable to these properties is included in the continuing operations on the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2014. The Trust recognized a $10.9 million gain on these dispositions.

5. Investments in unconsolidated entities

As of March 31, 2015 and December 31, 2014, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

•	a 50% interest in 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall at the University of Minnesota;

•	a 50% interest in West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights at the University of Georgia;

•	a 25% interest in University Village-Greensboro LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as University Village - Greensboro; and

•	a 10% interest in Elauwit Networks, a South Carolina limited liability company.

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of the results of operations related to the Trust's unconsolidated joint ventures for the three months ended March 31, 2015 and 2014 (in thousands):

Results of Operations of Unconsolidated Entities: For the three months ended March 31,	2015	2014
Revenues	$8,517	$5,012
Net loss	(661)	(1,025)
Equity in losses of unconsolidated entities	$(194)	$(22)

As of March 31, 2015 and December 31, 2014, liabilities are recorded totaling $1.7 million related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

6. Debt

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage. As of March 31, 2015, the interest rate applicable to the Fifth Amended Revolver was 1.43%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. As of March 31, 2015, the outstanding balance under the Fifth Amended Revolver was $72.0 million, thus, our remaining availability was $428.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of FFO except to comply with the legal requirements to maintain REIT status. As of March 31, 2015, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of March 31, 2015, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of March 31, 2015, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior unsecured notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of March 31, 2015, the Operating Partnership was in compliance with all covenants of the Senior Unsecured Notes.

Mortgage and construction debt

As of March 31, 2015 and December 31, 2014, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at
Property	March 31, 2015	December 31, 2014	Interest Rate at March 31, 2015		Interest Rate Type	Initial Maturity Date
Various Communities(1)	$21,600	$21,696	5.67%		Fixed	1/1/2020
Various Communities(2)	55,271	55,523	6.02%		Fixed	1/1/2019
Various Communities(3)	16,063	16,137	5.45%		Fixed	1/1/2017
Master Secured Credit Facility	92,934	93,356	5.84%	(4)

The Suites at Overton Park	24,090	24,216	4.16%	(5)	Fixed	4/1/2016	(5)
The Centre at Overton Park	22,608	22,697	5.60%	(5)	Fixed	1/1/2017	(5)
University Towers	34,000	34,000	2.29%	(6)	Variable	7/1/2016	(6)
Mortgage Debt	80,698	80,913	3.77%	(4)

The Retreat at Louisville	20,283	8,114	2.23%	(7)	Variable	8/1/2017	(7)
The Varsity	32,420	32,420	1.77%	(8)	Variable	8/1/2015	(8)
The Oaks on the Square - Phase IV	3,375	—	2.18%	(9)	Variable	10/20/2017	(9)
Roosevelt Point	—	33,348	n/a
Construction Loans	56,078	73,882	1.96%	(4)

Total debt / weighted average rate	229,710	248,151	4.17%	(4)
Unamortized premium	1,278	1,486
Total net of unamortized premium	230,988	249,637
Less current portion	(34,689)	(68,675)
Total long-term debt, net of current portion	$196,299	$180,962

(1) As of March 31, 2015 and December 31, 2014, the following properties secured this note: The Reserve at Saluki Pointe and River Pointe.

(2)	As of March 31, 2015 and December 31, 2014, the following properties secured this note: The Reserve at Athens, The Reserve at Perkins, The Commons at Knoxville and The Reserve on Stinson.

(3)	As of March 31, 2015 and December 31, 2014, The Reserve at Columbia secured this note.
(4) Represents the weighted average interest rate as of March 31, 2015.
(5) In connection with the acquisitions of The Suites at Overton Park and The Centre at Overton Park during 2012, the Trust assumed fixed-rate mortgage debt. If no event of default occurs, the Trust has the option to extend the maturity dates for one year at a base rate plus a margin of 2.5%. Principal and interest are repaid monthly on these loans.
(6) The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The loan may be extended for two 12-month periods, providing the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.
(7) During 2014, the Trust entered into a $35.7 million construction loan related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Operating Partnership is the majority owner and will the manage the community once it is completed. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only through initial maturity. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.
(8) In connection with the acquisition of The Varsity during 2013, the Trust assumed variable-rate construction debt. The interest rate per year applicable to the loan is equal to LIBOR plus a 2.25% margin and is interest only through August 1, 2015. On August 1, 2015, if certain conditions for extension are met, we have the option to extend the loan until August 1, 2017. During the extension period, if applicable, principal and interest are to be repaid on a monthly basis.
(9) During 2014, the Operating Partnership entered into a construction loan of $38.0 million related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00% margin and is interest only through initial maturity. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

Master Secured Credit Facility

The Operating Partnership has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Operating Partnership was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of March 31, 2015.

Mortgage debt

All mortgage loans contain customary financial covenants, such as minimum debt service ratios. As of March 31, 2015, the Operating Partnership was in compliance with all covenants.

Construction loans

On March 20, 2015, the Operating Partnership paid in full variable rate construction debt with an outstanding principal balance of $33.3 million related to the development of Roosevelt Point. The effective interest rate at the repayment date was 2.44%.

All constructions loans also contain customary financial covenants, such as minimum debt service ratios. As of March 31, 2015, the Operating Partnership was in compliance with all covenants.

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of March 31, 2015 are as follows (in thousands):

Year
2015 (nine months ending December 31, 2015)	$34,689
2016	59,410
2017	62,720
2018	1,629
2019	116,688
2020	19,574
Thereafter	372,500
Total	667,210
Debt premium	1,278
Outstanding as of March 31, 2015, net of debt premium	$668,488

7. Commitments and contingencies

The Operating Partnership and various joint venture partners have jointly and severally guaranteed partial repayment on third-party mortgage and construction debt secured by the following underlying collegiate housing properties, all of which are unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty, as applicable. The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		March 31, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,554	n/a	$5,889	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,270	8,767	28,135	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	11,036	7,230	5,518	3,615	—	7,230	—	3,615

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximated fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust collected and recognized the $3.0 million guarantee fee during the third quarter of 2014.

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2015, $3.4 million had been drawn on the construction loan.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s condensed consolidated financial condition or results of operations.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of March 31, 2015 and December 31, 2014, the Trust had reimbursable predevelopment costs of $2.6 million and $1.7 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of March 31, 2015, EROP had entered into three joint venture agreements to develop, own and manage properties near Arizona State University - Downtown Phoenix (Roosevelt Point), Duke University (605 West) and The University of Louisville (The Retreat at Louisville). EROP is deemed to be the primary beneficiary of these communities; therefore, EROP accounts for the joint ventures using the consolidation method of accounting.

EROP's joint venture partner's investments in 605 West met the requirements to be classified outside of permanent equity, and is therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income due to the partner's ability to put their ownership interests to EROP as stipulated in the operating agreements.

EROP's joint venture partner's investments in the Arizona State University - Downtown Phoenix joint venture and The University of Louisville joint venture are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income.

On August 29, 2014, EROP purchased its joint venture partner's 30% interest in The Retreat at Oxford for $8.5 million. Prior to the acquisition of EROP's joint venture partners' interest, the investment was accounted for as noncontrolling interests in the accompanying condensed consolidated financial statements. This collegiate housing property is now wholly-owned by EROP.

On April 15, 2014, EROP purchased a portion of its joint venture partner's interest in Roosevelt Point for $0.8 million. As a result of this purchase, EROP now holds a 95% ownership in the Roosevelt Point collegiate housing property.

The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as noncontrolling interests. EROP follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of March 31, 2015, there were 69,081 University Towers Operating Partnership Units outstanding.

The following table sets forth activity with the redeemable noncontrolling interests for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$4,431	$2,359
Net income	189	196
Contributions from redeemable noncontrolling interests	26	—
Adjustments to report redeemable noncontrolling interests at fair value	147	—
Distributions	(22)	(41)
Ending balance	$4,771	$2,514

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost. As of March 31, 2014, EROP reported the redeemable noncontrolling interests at historical cost.

Redeemable Limited Partner Units: The OP Units that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder is classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2015, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost. As of March 31, 2014, EROP reported the redeemable limited partner units at historical cost.

During the three months ended March 31, 2015, 25,000 OP Units were redeemed for 25,000 shares of common stock. As of March 31, 2015, there were 253,197 OP Units outstanding.

Below is a table summarizing the activity of redeemable limited partners' unit for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$10,081	$7,512
Net income	40	100
Distributions	(93)	(91)
Redemption of operating partnership units	(960)	—
Adjustments to report redeemable limited partner units at fair value	(191)	—
Ending balance	$8,877	$7,521

The Trust

The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at Roosevelt Pointe and The Retreat at Louisville, as discussed above, which are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying condensed consolidated balance sheets of EROP; and (2) the University Towers Operating Partnership Units and the Trust's joint venture partner's investments in 605 West which are also presented as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorizes the grant of the 105,000 shares that remained available for grant under the 2004 plan, as well as 1,049,167 additional shares. As of March 31, 2015, the Trust had 664,656 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of March 31, 2015 and December 31, 2014, unearned compensation related to restricted stock totaled $0.5 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2015 and 2014, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. Effective January 1, 2014, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP"). The purpose of the 2014 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014, the Trust issued 24,742 time vested restricted stock to executives and key employees under the 2014 LTIP. Additional shares were issued in August 2014 pursuant to the 2014 LTIP. The restricted stock granted under the 2014 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. On January 1, 2014, the Trust granted 102,297 performance vested RSUs to executives and key employees under the 2014 LTIP described above. As of March 31, 2015 and December 31, 2014, unearned compensation related to RSUs totaled $1.2 million and $1.5 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the three months ended March 31, 2015 and 2014, compensation expense of $0.2 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2015, 8,754 fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2012.

On February 4, 2015, the compensation committee approved the structure, including the awards, for the 2015 Long-Term Incentive Plan (the “2015 LTIP”). The 2015 LTIP differs in two respects from the prior plans: (i) the participants have elected to receive LTIP Units in the Operating Partnership instead of time restricted stock or RSUs; and (ii) the performance criteria for the performance based award has been revamped to measure the Trust's performance based on a mixture of objective internal achievement goals and relative performance against its industry peers and other REITs. Under the 2015 LTIP, 155,778 LTIP Units were issued to the participants.

The 2015 LTIP provides that 25% of a participant’s award consists of a time-vested grant of LTIP Units subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock under the 2014 LTIP, the time-vested 2015 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of the Trust's stock on the grant date. The time-vested 2015 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are non-transferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2015 LTIP Units. Similar to the 2014 LTIP, the vesting of performance-based 2015 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions will be assessed quarterly. The performance-based 2015 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the operating agreement of the Operating Partnership, but are non-transferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2015 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2015 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, redeemable into shares of EdR’s stock or cash, at the discretion of the general partner, in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statement of income and comprehensive income related to the LTIP Units was $0.2 million for the three months ended March 31, 2015. As of March 31, 2015, unearned compensation related to LTIP Units totaled $2.9 million, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.6 million, respectively.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2015 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards		Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014	46,810	(1)	$27.94	146,911		$20.58	—	$—
Granted	—		—	—		—	155,778	18.83
Vested	(17,774)		37.04	—	(2)	—	—	—
Surrendered	(3,467)		36.59	—		—	—	—
Outstanding as of March 31, 2015	25,569	(1)	$28.32	146,911		$20.58	155,778	$18.83
(1) Represents unvested shares of restricted stock awards as of the date indicated.
(2) On January 1, 2012, the Trust granted a total of $1.1 million of performance vesting RSUs that were denominated in cash and converted into common stock at the end of the performance period to executives and key employees under the 2012 LTIP. On January 1, 2015, the Trust issued 8,754 shares of common stock related to the vesting of the RSUs under the 2012 LTIP.

10. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2015, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $3.3 million is estimated to be reclassified to earnings as an increase to interest expense. As of March 31, 2015 and December 31, 2014, the fair value of the derivatives is a liability of $6.9 million and $4.5 million, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$(3,330)	Interest expense	$892

The following table discloses the effect of the derivative instruments on the condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2014 (in thousands):

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

As of March 31, 2015 and December 31, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $7.2 million and $4.7 million, respectively. As of March 31, 2015, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $7.2 million.

11. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
Numerator - basic and diluted earnings per share:
Net income attributable to common shareholders	$6,941		$12,066

Denominator:
Basic weighted average shares of common stock outstanding	48,179		38,338
OP Units (1)	253	(2)	277
University Towers Operating Partnership Units	69		69
Diluted weighted average shares of common stock outstanding	48,501		38,684

Earnings per share - basic:
Net income attributable to common shareholders	$0.14	$0.31

Earnings per share - diluted:
Net income attributable to common shareholders	$0.14	$0.31

Distributions declared per common share	$0.36	$0.33
(1) In April 2015, the Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership. The units presented above have been recast in accordance with the terms of the Second Amended and Restated Agreement of Limited Partnership, taking into account the 1-for-3 reverse stock split that the Trust completed in December 2014.
(2) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three months ended March 31, 2015 and 2014 (dollars in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2015	2014
Numerator - basic and diluted earnings per unit:
Net income attributable to unitholders	$6,981	$12,166

Denominator:
Weighted average units outstanding	48,080	38,338
Redeemable Operating Partnership units	253	277
LTIP units	99	—
Weighted average units outstanding - basic	48,432	38,615

Redeemable University Towers Operating Partnership Units	69	69
Weighted average units outstanding - diluted	48,501	38,684

Earnings per unit - basic:
Net income attributable to unitholders	$0.14	$0.32

Earnings per unit - diluted:
Net income attributable to unitholders	$0.14	$0.31

Distributions declared per unit	$0.36	$0.33

12. Fair Value of Financial Instruments

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

One non-financial asset was impaired during the year ended December 31, 2014 and has remained on the accompanying condensed consolidated balance sheet as of March 31, 2015 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Collegiate housing properties, net	$15,252	$—	$15,252	$—

As discussed in Note 10, interest rate swaps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of March 31, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2015 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Derivative financial instruments (liability position)	$7,178	$—	$7,178	$—
Deferred compensation plan assets	354	354	—	—

The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Derivative financial instruments (liability position)	$4,465	$—	$4,465	$—
Deferred compensation plan assets	520	520	—	—

Financial assets and liabilities that are not measured at fair value in our condensed consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on assessments of available market information and valuation methodologies, including discounted cash flow analyses.

The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$2,092	$—	$2,030	$—
Senior unsecured notes	250,000	—	258,014	—
Unsecured revolving credit facility	72,000	—	72,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	90,078	—	90,078	—
Fixed rate mortgage and construction loans	139,632	—	157,408	—

	December 31, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$375	$—	$318	$—
Senior unsecured notes	250,000	—	234,583	—
Unsecured revolving credit facility	24,000	—	24,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,882	—	107,882	—
Fixed rate mortgage and construction loans	140,270	—	154,542	—

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

The following tables represent the Trust’s segment information for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$60,383	$50,711
Collegiate housing leasing operations	24,140	22,168
Net operating income	$36,243	$28,543
Total segment assets at end of period (1)	$1,773,965	$1,543,850

Development Consulting Services:
Third-party development consulting services	$597	$802
General and administrative	742	666
Net operating income (loss)	$(145)	$136
Total segment assets at end of period(2)	$4,214	$6,055

Management Services:
Third-party management services	$1,053	$1,018
General and administrative	784	667
Net operating income	$269	$351
Total segment assets at end of period(2)	$10,732	$10,660

Reconciliations:
Segment revenue	$62,033	$52,531
Operating expense reimbursements	2,096	2,014
Total segment revenues	$64,129	$54,545

Segment operating expenses	$25,666	$23,501
Reimbursable operating expenses	2,096	2,014
Total segment operating expenses	$27,762	$25,515

Segment net operating income	$36,367	$29,030
Other unallocated general and administrative expenses	(3,815)	(3,126)
Depreciation and amortization	(15,866)	(13,783)
Ground lease	(2,848)	(1,899)
Loss on impairment of collegiate housing properties	—	(1,910)
Interest expense	(5,941)	(5,601)
Amortization of deferred financing costs	(516)	(503)
Interest income	38	70
Loss on extinguishment of debt	—	(649)
Equity in losses of unconsolidated entities	(194)	(22)
Income before income taxes and gain on sale of collegiate housing properties	$7,225	$1,607
(1) The increase in segment assets related to the collegiate housing segment is primarily related to the opening of seven new properties and two property acquisitions and continued development of five communities for ownership by the Trust.
(2) Total segment assets also include goodwill of $2,149 related to management services and $921 related to development consulting services.

14. Subsequent events

The Board declared a first quarter distribution of $0.36 per share of common stock and OP Unit for the quarter ended on March 31, 2015. The distributions will be paid on May 15, 2015 to stockholders of record at the close of business on April 30, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as risks, uncertainties and other factors discussed in this Report and other documents filed by us with the SEC. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.3% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the three months ended March 31, 2015.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In addition, several of our properties (University Towers, The Berk, University Village on Colvin and all UK properties) operate under nine or 10 month leases. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In 2014 and 2013, approximately 72.2% and 81.3%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for renewing residents, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year. During certain periods in the summer months, no rent revenue is recognized, resulting in seasonality in our operating results during that time.

Development consulting services

For the three months ended March 31, 2015, revenue from our development consulting services represented 1.0% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2015, revenue from our management services segment represented 1.7% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. However, in the markets we serve, we expect the pace of new supply growth in 2015 to decline 15% from the pace in 2014. We are projecting a 1.6% increase in supply in 2015, which is slightly outpacing enrollment growth in our markets where the three-year compounded annual enrollment growth rate is 1.5%. Although these statistics in themselves are not favorable, the gap between supply growth and enrollment growth is not large, the pace of new supply is slowing, and we believe that enrollment growth alone does not reflect total demand as there is pent-up demand that exists for new, purpose-built student housing product, where students are moving out of old, outdated housing, and into newer communities with more amenities. This is evidenced by the 5% growth in same-community revenue we achieved in our 2013-2014 leasing cycle and 4% growth we achieved for the current 2014-2015 leasing cycle, as well as other market data. As a result, we believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 4.2% over the last five years, has not changed significantly.

We define our same-community portfolio as currently active properties that were owned and operating prior to January 1, 2014 and are not conducting or planning to conduct substantial development or redevelopment activities and were not classified as discontinued operations or sold during the respective periods. During fiscal 2014, we sold seven properties, all of which are excluded from same-community results.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the three months ended March 31, 2015, same-community revenue per occupied bed increased to $729 and same-community physical occupancy increased to 96.0%, compared to same-community revenue per occupied bed of $695 and same-community physical occupancy of 93.5% for the three months ended March 31, 2014. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2014-2015 lease term with a 4% increase in rental revenue. Opening occupancy was up 200 basis points to 96.3% and net rental rates opened the term 2% above the prior year. New-communities opened the 2014-2015 lease term with an average occupancy of 96.1%.

Development consulting services

For the three months ended March 31, 2015 and 2014, third-party development revenue was $0.6 million and $0.8 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and the volume of true third-party fee development contracts to be stagnant. We delivered two third-party projects in August 2014, and we are currently providing third-party development services with projects under construction at Clarion University of Pennsylvania, East Stroudsburg University - Pennsylvania Phase II and University of California, Berkeley - Bowles Hall.

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM, is our private equity program, which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have thirteen ONE PlanSM projects completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. Phase I of the UK Campus Revitalization Plan, a 601-bed community called Central Hall I & II, opened in August 2013 100% leased. Phase II, which includes four communities with 2,381 beds and a total project cost of approximately $138.0 million, opened in August 2014 with all beds leased. Construction on the 2015 deliveries is on-track to deliver 1,610 beds for a total cost of $101.2 million, and the 2016 deliveries of 1,141 beds for a total cost of $83.9 million are also underway. We were also working on planning and development of the 2017 deliveries at UK. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as additional universities investigate this type of structure to replace their aging on-campus housing stock.

While considering the possible shift in the types of projects universities pursue, the amount and timing of future revenue from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within committed timelines and budgets. To date, we have completed construction on all of our development consulting projects in time for their targeted occupancy dates.

Collegiate housing operating costs

In 2014, 2013, and 2012, same-community operating expenses increased 2.6%, 4.2% and 2.3%, respectively. We expect full year same-community operating expenses to increase between 3.0-4.0% in 2015, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

General and administrative costs for the three months ended March 31, 2015 were $2.5 million (excluding development pursuit costs and acquisition costs of $0.2 million), an increase of $0.4 million, or 16.7%, when compared to the same period in 2014. This increase is consistent with our growth in assets and revenue. While we expect general and administrative costs to continue double digit increases for the remainder of 2015, we expect that growth rate to moderate going forward.

Asset repositioning and capital recycling

Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. Since 2009, we have acquired $815 million of collegiate housing communities, completed $494 million of developments and disposed of $342 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $683. Currently, 71% of our beds and 80% of our community net operating income ("NOI") are located on or pedestrian to campus.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the 2015 and 2016 deliveries at the University of Kentucky, which include 1,610 beds for a total cost of $101.2 million, and 1,141 beds for a total cost of $83.9 million, respectively. Although the assignment process does not occur until May, the 4,592 beds that will be open for the 2015-2016 academic year are currently 131% applied for this fall. Also, the 2015 developments at the Universities of Georgia, Connecticut and Louisville remain on schedule. The second phase development at the Retreat at Oxford is expected to be delivered in 2016 and has a total cost of approximately $25.6 million.

In February 2015, we were awarded four new on-campus developments that are currently expected to be funded through the Trust's ONE Plan. These developments, at Boise State University, Arkansas State University and two at the University of Kentucky, are anticipated to be delivered in 2017, for an estimated total investment of $150 million.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting the Trust is included in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations for the three months ended March 31, 2015 and 2014

The following table presents our results of operations for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$60,383	$50,711	$9,672	19.1%
Collegiate housing leasing operations	24,140	22,168	1,972	8.9%
Net operating income	$36,243	$28,543	$7,700	27.0%

Development Consulting Services:
Third-party development consulting services	$597	$802	$(205)	(25.6)%
General and administrative	742	666	76	11.4%
Net operating (loss) income	$(145)	$136	$(281)	(206.6)%

Management Services:
Third-party management services	$1,053	$1,018	$35	3.4%
General and administrative	784	667	117	17.5%
Net operating income	$269	$351	$(82)	(23.4)%

Reconciliations:
Segment revenue	$62,033	$52,531	$9,502	18.1%
Operating expense reimbursements	2,096	2,014	82	4.1%
Total segment revenues	$64,129	$54,545	$9,584	17.6%

Segment operating expenses	$25,666	$23,501	$2,165	9.2%
Reimbursable operating expenses	2,096	2,014	82	4.1%
Total segment operating expenses	$27,762	$25,515	$2,247	8.8%

Segment net operating income	$36,367	$29,030	$7,337	25.3%
Other unallocated general and administrative expenses	(3,815)	(3,126)	(689)	22.0%
Depreciation and amortization	(15,866)	(13,783)	(2,083)	15.1%
Ground lease	(2,848)	(1,899)	(949)	50.0%
Loss on impairment of collegiate housing properties	—	(1,910)	1,910	NM
Nonoperating expenses	(6,419)	(6,683)	264	(4.0)%
Equity in losses of unconsolidated entities	(194)	(22)	(172)	781.8%
Income before income taxes and gain on sale of collegiate housing properties	$7,225	$1,607	$5,618	349.6%

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2015	2014
Total communities:
Occupancy
Physical(1)	95.8%	92.8%	300 bps
Economic(2)	96.8%	91.9%	490 bps
NarPOB(3)	$716	$625	$91
Other income per occupied bed(4)	$44	$39	$5
RevPOB(5)	$760	$664	$96
Operating expense per bed(6)	$291	$269	$(22)
Operating margin(7)	60.0%	56.3%	370 bps
Design Beds(8)	82,911	82,266	645

Same-communities(9):
Occupancy
Physical(1)	96.0%	93.5%	250 bps
Economic(2)	97.0%	92.7%	430 bps
NarPOB(3)	$684	$654	$30
Other income per occupied bed(4)	$45	$41	$4
RevPOB(5)	$729	$695	$34
Operating expense per bed(6)	$294	$266	$(28)
Operating margin(7)	58.0%	59.0%	(100) bps
Design Beds(8)	69,237	69,237	—

(1) Represents a weighted average of the month-end occupancies for the respective period.
(2) Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.
(3) Net apartment rent per occupied bed ("NarPOB") represents GAAP net apartment rent for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.
(4) Represents other GAAP-based income for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months. Other income includes service/application fees, late fees, termination fees, parking fees, transfer fees, damage recovery, utility recovery and other miscellaneous fees.
(5) Revenue per occupied bed ("RevPOB") represents total revenue (net apartment rent plus other income) for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.
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
(9) Represents operating statistics for communities that were owned by us and were operating for the full year ended December 31, 2014. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the trailing twelve months ended March 31, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended March 31, 2014	$50,711	$22,168
Increase in same-community	3,445	1,912
Increase from 2014 development deliveries	8,141	1,643
Increase from 2014 acquisitions	3,700	1,234
Pre-opening expense on future developments	—	364
Decrease from sold communities	(5,614)	(3,181)
Three months ended March 31, 2015	$60,383	$24,140

The increase in same-community revenue of $3.4 million, or 7.7%, was driven from a 3.6% increase in rental rates, a 3.3% improvement in occupancy and a 0.8% growth in other income. Same-community operating expenses increased $1.5 million, or 10.4%, over the prior year. During the quarter, the Trust accrued $0.8 million in real estate tax expense relating to tax appeals covering several assessment years on one community. This charge accounts for 4.4% of the operating expense increase. Excluding this larger item, operating expenses grew $0.7 million, or 4.0%, for the quarter, which reflects a normalized growth rate from operating the communities.

The increase from the 2014 acquisitions and development deliveries relates to a full quarter of operating results in the current period compared to the prior year. Sold-communities reflects the impact of the seven communities sold in 2014 for which there are no operating results in 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended March 31, 2015 and 2014:

			Segment Revenues
Project	Beds	Fee Type	2015	2014	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$394	$—	$394
West Chester University of Pennsylvania – Phase II	653	Development fee	—	277	(277)
Athens - Georgia Heights	488	Development fee	41	—	41
Mansfield University of Pennsylvania – Phase II	684	Development fee	—	3	(3)
Wichita State University	784	Development fee	10	490	(480)
Miscellaneous consulting fees	—	Development Consulting fee	152	32	120
Third-party development consulting services total			$597	$802	$(205)

Third-party development consulting services revenue decreased $0.2 million to $0.6 million for the three months ended March 31, 2015 as compared to the same period in 2014. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the three months ended March 31, 2015.

General and administrative expenses for the segment increased $0.1 million, or 11.4%, for the three months ended March 31, 2015 compared to the same period in the prior year. General and administrative expenses fluctuate based on the number and timing of development jobs.

Management services

Total management services revenue increased $35.0 thousand, or 3.4%, for the three months ended March 31, 2015 when compared to the same period in 2014. This increase is due primarily to the performance of our existing management portfolio.

General and administrative expenses for our management services segment increased $0.1 million, or 17.5%, for the three months ended March 31, 2015 compared to the same period in the prior year.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.7 million, or 22.0%, during the three months ended March 31, 2015 over the same period in the prior year. The increase includes approximately $0.2 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on and off campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $2.1 million, or 15.1%, during the three months ended March 31, 2015 as compared to the same period in the prior year. This increase relates primarily to nine new properties (acquisitions or developments) opened since January 1, 2014, partially offset by sold communities.

Ground lease expense

For the three months ended March 31, 2015, the cost of ground leases increased $0.9 million, or 50.0%, compared to the same period in the prior year. This increase relates primarily to the opening of four developments on the campus of the University of Kentucky in 2014. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three months ended March 31, 2014, the Trust recorded a $1.9 million impairment loss on a property that was sold during the quarter. During the three months ended March 31, 2015, we recorded no impairment losses related to collegiate housing communities.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change ($)	Change (%)
Interest expense	$(5,941)	$(5,601)	$(340)	6.1%
Amortization of deferred financing costs	(516)	(503)	(13)	2.6%
Interest income	38	70	(32)	(45.7)%
Loss on extinguishment of debt	—	(649)	649	NM
Total nonoperating expenses	$(6,419)	$(6,683)	$264	(4.0)%

Total nonoperating expenses decreased $0.3 million, or 4.0%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease is the result of a loss on extinguishment of debt of $0.6 million in 2014 offset by an increase in interest expense of $0.3 million. The increase in interest expense is mainly attributable with the senior unsecured notes that were sold in November 2014 (see Note 6 to the accompanying condensed consolidated financial statements).

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to Education Realty Trust, Inc.	$6,941	$12,066
Gain on sale of collegiate housing assets	—	(10,902)
Loss on impairment of collegiate housing assets	—	1,910
Real estate related depreciation and amortization	15,523	13,622
Equity portion of real estate depreciation and amortization on equity investees	420	49
Noncontrolling interests	212	305
FFO available to stockholders and unitholders	23,096	17,050

FFO adjustments:
Loss on extinguishment of debt	—	649
Straight-line adjustment for ground leases	1,201	1,212
FFO adjustments	1,201	1,861

FFO on Participating Developments:
Interest on loan to Participating Development	—	450
FFO on Participating Developments	—	450
Core FFO available to stockholders and unitholders	$24,297	$19,361

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

The following is a reconciliation of our GAAP operating income to NOI for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating income	$13,838	$8,312
Less: Third-party development services revenue	597	802
Less: Third-party management services revenue	1,053	1,018
Plus: Development and management services expenses	2,702	2,341
Plus: General and administrative expenses	2,639	2,118
Plus: Ground leases	2,848	1,899
Plus: Depreciation and amortization	15,866	13,783
Plus: Loss on impairment of collegiate housing assets	—	1,910
NOI	$36,243	$28,543

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense; (7) other non-operating expense (income); (8) income tax expense (benefit) and (9) non-controlling interest. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,	Plus: Year Ended December 31,	Less: Three Months ended March 31,	Trailing Twelve Months ended March 31,
	2015	2014	2014	2015
Net income attributable to Education Realty Trust, Inc.	$6,941	$47,055	$12,066	$41,930
Straight line adjustment for ground leases	1,201	4,835	1,212	4,824
Acquisition costs	—	1,058	—	1,058
Depreciation and amortization	15,866	58,974	13,783	61,057
Loss on impairment of collegiate housing assets	—	12,733	1,910	10,823
Gain on sale of collegiate housing assets	—	(33,231)	(10,902)	(22,329)
Gain on insurance settlement	—	(8,133)	—	(8,133)
Interest expense, net	5,941	20,656	5,601	20,996
Amortization of deferred financing costs	516	2,156	503	2,169
Interest income	(38)	(190)	(70)	(158)
Interest on loan to Participating Development	—	(6,486)	—	(6,486)
Loss on extinguishment of debt	—	3,543	649	2,894
Income tax expense (benefit)	78	261	45	294
Noncontrolling interest	206	599	398	407
Adjusted EBITDA	$30,711	$103,830	$25,195	$109,346

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

The following is a reconciliation of our GAAP total assets to gross assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Mortgage and construction loans, net of unamortized premium	$230,988	$249,637
Unamortized premium	1,278	1,486
Mortgage and construction loans	229,710	248,151

Unsecured revolving credit facility	72,000	24,000
Unsecured term loan	187,500	187,500
Unsecured senior bonds	250,000	250,000
Total debt	$739,210	$709,651

Total assets	$1,852,255	$1,811,637
Accumulated depreciation(1)	225,141	210,047
Gross assets	$2,077,396	$2,021,684

Debt to gross assets	35.6%	35.1%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of March 31, 2015, we had $23.6 million cash on hand and $9.1 million of restricted cash, compared to $18.4 million cash on hand and $10.3 million restricted cash as of December 31, 2014. Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements as well as security deposit accounts required for refundable resident deposits and escrows related to construction retention on certain development projects.

During the three months ended March 31, 2015, we generated $28.8 million of cash from operations compared to $17.2 million over the same period in 2014. This increase of $11.6 million is mostly attributable to the increase in combined community net operating income of $7.7 million plus a net $6.3 million increase in working capital from the prior year.

During the three months ended March 31, 2015, we used $47.7 million of cash in investing activities which is $15.7 million more than last year's volume. During the three months ended March 31, 2014, we generated cash proceeds from the sale of two collegiate housing properties of $40.0 million, with no cash generated from property dispositions in the current year. This contributed to the increase in cash used by investing activities period over period. Offsetting this increase is a decrease in cash paid related to restricted cash of $18.1 million for the three months ended March 31, 2014 compared to the current period and $7.5 million less cash invested in assets under development during the three months ended March 31, 2015 compared to the same period in the prior year.

During the three months ended March 31, 2015, we generated $24.1 million of cash from financing activities compared to $1.8 million during the same period in 2014, which resulted in an increase in cash of $22.4 million. The increase in cash provided by financing activities is attributable an increase in borrowings (net of repayments) on our revolving credit facility, term loan issuance and mortgage and construction loans of $11.8 million during the three months ended March 31, 2015 compared to the same period in 2014. Cash from financing activities also increased due to proceeds from common stock offerings of $10.6 million increase in proceeds from common stock offerings related to sales of common stock under our at-the-market equity offering programs, in addition to increased contributions from noncontrolling interests of $1.7 million and a reduction in cash paid for debt issuance costs of $1.5 million during the current period. These increases were partially offset by an increase in cash distributed to share and unitholders of $4.6 million over the prior year.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.44 per share to our stockholders and unitholders, funds for capital expenditures, fund for our active development projects, funds for debt repayment and, potentially, funds for new property acquisition and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. In June 2014, we completed a follow-on equity offering selling 8.2 million shares of our common stock for net proceeds of approximately $239.4 million, which were used to repay a portion of our revolving credit facility. The offering improved our leverage metrics and provided additional balance sheet capacity to fund two additional 2015 developments and purchase The District on Apache adjacent to Arizona State University for $89.8 million in September 2014. In addition, during November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of senior unsecured notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering programs, additional follow on equity offerings or additional offerings of public unsecured notes.

Distributions for the three months ended March 31, 2015 totaled $17.3 million, or $0.36 per share/unit, compared to cash provided by operations of $28.8 million, or $0.60 per weighted average share/unit.

Based on our closing share price of $35.38 on March 31, 2015, our total enterprise value was $2.4 billion. With net debt (total debt less cash) of $715.6 million as of March 31, 2015, our debt to enterprise value was 29.4% compared to 28.1% as of December 31, 2014. With gross assets of $2.1 billion, which excludes accumulated depreciation of $225.1 million, our debt to gross assets ratio was 35.6% as of March 31, 2015 as compared to 35.1% as of December 31, 2014.

ATM Program

In October 2014, we entered into agreements to establish the ATM Program to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.3 million shares under these distribution agreements during the three months ended March 31, 2015 and received net proceeds of $10.5 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. As of March 31, 2015, the Trust had remaining availability to sell common shares under the ATM Program of $121.0 million.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, along with restrictions on distributions. As of March 31, 2015, we were in compliance with all covenants of the Fifth Amended Revolver and had remaining availability of $428.0 million. The interest rate applicable to the Fifth Amended Revolver was 1.43% at March 31, 2015.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership entered into an unsecured term loan facility, which was subsequently amended and restated on November 19, 2014 (see Note 6 to the accompanying condensed consolidated financial statements). Under the Amended and Restated Credit Agreement (the "Credit Agreement"), the unsecured term loans have an aggregate principal amount of $187.5 million (with an accordion feature to $250.0 million), consisting of a $122.5 million Tranche A term loan with a seven-year maturity and a $65.0 million Tranche B term loan with a five-year maturity (collectively, the “Term Loans”).

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of March 31, 2015, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 6 to the accompanying condensed consolidated financial statements). As of March 31, 2015, the effective interest rate on the Tranche A

Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior Unsecured Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of March 31, 2015, the Operating Partnership was in compliance with all covenants of the Senior Unsecured Notes.

Acquisition, disposition and development activity

An additional source of capital, subject to appropriate market conditions, is the disposition of non-strategic properties. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital that would most likely be used to pay down debt and possibly finance acquisition/development growth or other operational needs.

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

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with working capital, borrowings under construction loans, our Fifth Amended Revolver or first mortgage secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

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

We currently have six active development projects that we are developing for our ownership with our share of aggregate development costs of $317.2 million. As of March 31, 2015, $178.4 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, distributions, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Fifth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, OP Units or additional debt, if market conditions permit.

Commitments

For the three months ended March 31, 2015, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2014, except for the net increase in debt of $29.3 million (see Note 6 to the accompanying condensed consolidated financial statements). In addition, our contractual interest obligations have declined $5.8 million.

Long-term indebtedness

As of March 31, 2015, 39, or 78%, of our communities were unencumbered by mortgage or construction debt. As of March 31, 2015, the outstanding mortgage and construction debt had a weighted average interest rate of 4.17% and carried an average term to maturity of 2.23 years.

As of March 31, 2015, we had outstanding long-term indebtedness of $668.5 million (net of unamortized debt premium of $1.3 million), which excludes the outstanding balance on our Fifth Amended Revolver. The scheduled future maturities of this indebtedness as of March 31, 2015 were as follows (in thousands):

Year
Nine months ending December 31, 2015	$34,689
2016	59,410
2017	62,720
2018	1,629
2019	116,688
2020	19,574
Thereafter	372,500
Total	667,210
Debt premium	1,278
Outstanding as of March 31, 2015, net of debt premium	$668,488

We also have $72.0 million outstanding under the Fifth Amended Revolver as of March 31, 2015. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date one year subject to certain conditions. The Fifth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of March 31, 2015 was 1.43%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During July of 2014, the Board increased the annual dividend target from $1.32 to $1.44 per share/unit to our stockholders and unitholders becoming effective with the August 15, 2014 dividend.

The Board declared a first quarter distribution of $0.36 per share of common stock and per OP Unit for the quarter ended March 31, 2015. The distributions will be paid on May 15, 2015 to stockholders and unitholders of record at the close of business on April 30, 2015.

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

		March 31, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,554	n/a	$5,889	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,270	8,767	28,135	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	11,036	7,230	5,518	3,615	—	7,230	—	3,615

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute, the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximated fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust collected and recognized the $3.0 million guarantee fee during the third quarter of 2014.

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2015, $3.4 million had been drawn on the construction loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. In addition, we use interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 6 and 10 to the accompanying condensed consolidated financial statements). We did not enter into derivatives or other financial instruments for trading or speculative purposes.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2015, we had fixed rate debt of $389.6 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $23.1 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $25.2 million increase in the fair value of our fixed rate debt.

As of March 31, 2015, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the three months ended March 31, 2015, our interest costs would have been approximately $0.9 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than effective interest rates on the hedge agreements.

No material changes have occurred with regards to market risk since our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 4. Controls and Procedures.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2015, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of EROP’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2015, EROP’s disclosure controls and procedures were effective in causing material information relating to EROP to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in EROP’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, EROP’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

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

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the three months ended March 31, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan").

The following table summarizes all of these repurchases during the first quarter of 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	3,467	$36.59	—	—
February 1 – 28, 2015	—	$—	—	—
March 1 – 31, 2014	—	$—	—	—
Total	3,467	$36.59	—	—
(1) Theses amounts represent shares surrendered by certain employees to satisfy statutory minimum federal and state tax obligations in connection with the vesting of restricted shares of common stock and restricted stock units.

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

During the three months ended March 31, 2015, in connection with the DRSPP, we directed the plan administrator to purchase 276 shares of our common stock for $9,675 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the first quarter of 2015. We also directed the plan administrator to purchase 366 shares of our common stock for $13,567 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	186	$38.59	—	—
February 1 – 28, 2015	363	$35.04	—	—
March 1 – 31, 2015	93	$35.26	—	—
Total	642	$36.20	—	—
(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. The Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

2015 LTIP

As previously disclosed on a Current Report on Form 8-K filed with the SEC on February 11, 2015, on February 4, 2015, the compensation committee of the Board of Directors approved the structure for the Trust’s 2015 Long-Term Incentive Plan (the “2015 LTIP”). At such time, pending the finalization of the documentation, the Trust did not disclose the number of profit-only interests in EROP ("LTIP Units") that each of the Trust’s named executive officers ("NEOs") would be granted pursuant to the 2015 LTIP.  Subsequently, the fair value of the LTIP Units, and therefore the number of LTIP Units granted to each NEO, was finalized. The table below sets forth the number of LTIP Units awarded to the Trust’s named executive officers pursuant to the 2015 LTIP. These LTIP Units will ultimately vest based on the achievement of the previously disclosed performance objectives.

Participant	Number of LTIP Units Granted:*
	Threshold Performance	Target Performance	Maximum Performance
Randy Churchey	17,800 LTIP Units	35,600 LTIP Units	53,400 LTIP Units
Thomas Trubiana	10,700 LTIP Units	21,401 LTIP Units	32,101 LTIP Units
Edwin B. Brewer, Jr.	3,516 LTIP Units	7,032 LTIP Units	10,548 LTIP Units
Christine Richards	3,516 LTIP Units	7,032 LTIP Units	10,548 LTIP Units
J. Drew Koester	1,070 LTIP Units	2,140 LTIP Units	3,210 LTIP Units
* The compensation committee may also interpolate between the specified performance goals.

Notwithstanding anything to the contrary in the 2015 LTIP, upon a Change of Control (as defined in the 2015 LTIP), each NEOs outstanding and unvested equity-based awards, including performance-based awards, will vest and become immediately exercisable and unrestricted, regardless of whether the applicable three-year performance period has ended.

The description of the 2015 LTIP set forth herein is qualified in its entirety by reference to the full text of the 2015 LTIP, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Second Amended and Restated Agreement of Limited Partnership of EROP

On April 30, 2015, the OP GP, as general partner of EROP, and the limited partners of EROP entered into that certain Second Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP (the “Second Amendment”). The terms of the Second Amendment differ from the terms of the Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP., dated January 30, 2005 (as amended by the First Amendment to Amended and Restated Agreement of Limited Partnership, dated June 11, 2008, and collectively as amended, the “Amended OP Agreement”), as follows:

•	Adjusts the number of OP Units to reflect and account for the one-for-three reverse split in the Trust’s common stock that became effective on December 1, 2014;

•
Sets forth a mechanism to maintain the one-to-one relationship between the Trust’s common stock and OP Units in the event of future stock splits, reverse stock splits, stock reclassifications, stock dividends and other similar changes that could effect the number of shares of the Trust’s stock outstanding;

•	Allows for the issuances of LTIP Units and sets forth special allocations with respect thereto;

•	Sets forth mechanisms for prorated distributions in the event of certain transactions involving OP Units; and

•	Sets forth a mechanism whereby a persons who contributes property may receive OP Units.

Other than the changes set forth above, no other changes were made to the Amended OP Agreement. The description of the Second Amendment set forth herein is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Item 6. Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: May 6, 2015	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: May 6, 2015	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.2
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.3	Education Realty Trust, Inc. 2015 Long-Term Incentive Plan.*
10.4	Second Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP.*
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document**
101.	SCH XBRL Taxonomy Extension Schema Document**
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.	LAB XBRL Taxonomy Extension Label Linkbase Document**
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**
(1) Denotes a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).