Form 10-Q
period 2015-06-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2015-08-05
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of August 3, 2015, Education Realty Trust, Inc. had 48,366,709 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2015 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to "EROP" mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of June 30, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
For the Quarter Ended June 30, 2015

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Collegiate housing properties, net	$1,572,254	$1,586,009
Assets under development	214,125	120,702
Cash and cash equivalents	17,082	18,385
Restricted cash	13,088	10,342
Other assets	72,695	76,199
Total assets	$1,889,244	$1,811,637

Liabilities:
Mortgage and construction loans, net of unamortized premium	$224,689	$249,637
Unsecured revolving credit facility	138,000	24,000
Unsecured term loans	187,500	187,500
Senior unsecured notes	250,000	250,000
Accounts payable and accrued expenses	83,317	76,869
Deferred revenue	11,495	17,301
Total liabilities	895,001	805,307

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	12,261	14,512

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 48,350,313 and 47,999,427 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	483	480
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,013,878	1,034,683
Accumulated deficit	(32,051)	(41,909)
Accumulated other comprehensive loss	(4,813)	(4,465)
Total Education Realty Trust, Inc. stockholders’ equity	977,497	988,789
Noncontrolling interests	4,485	3,029
Total equity	981,982	991,818
Total liabilities and equity	$1,889,244	$1,811,637

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Collegiate housing leasing revenue	$53,734	$46,309	$114,117	$97,020
Third-party development consulting services	444	757	1,041	1,559
Third-party management services	780	786	1,833	1,804
Operating expense reimbursements	2,366	2,188	4,462	4,202
Total revenues	57,324	50,040	121,453	104,585
Operating expenses:
Collegiate housing leasing operations	22,868	20,975	47,008	43,143
Development and management services	2,507	2,282	5,209	4,623
General and administrative	2,559	1,984	5,198	4,102
Depreciation and amortization	15,911	14,458	31,777	28,241
Ground lease expense	2,170	1,934	5,018	3,833
Loss on impairment of collegiate housing properties	—	9,870	—	11,780
Reimbursable operating expenses	2,366	2,188	4,462	4,202
Total operating expenses	48,381	53,691	98,672	99,924

Operating income (loss)	8,943	(3,651)	22,781	4,661

Nonoperating (income) expenses:
Interest expense	5,451	4,967	11,392	10,568
Amortization of deferred financing costs	491	514	1,007	1,017
Interest income	(67)	(41)	(105)	(111)
Loss on extinguishment of debt	—	—	—	649
Total nonoperating expenses	5,875	5,440	12,294	12,123
Income (loss) before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	3,068	(9,091)	10,487	(7,462)
Equity in losses of unconsolidated entities	(202)	(112)	(396)	(134)
Income (loss) before income taxes and gain on sale of collegiate housing properties	2,866	(9,203)	10,091	(7,596)
Income tax expense (benefit)	90	(357)	168	(312)
Income (loss) before gain on sale of collegiate housing properties	2,776	(8,846)	9,923	(7,284)
Gain on sale of collegiate housing properties	—	—	—	10,902
Net income (loss)	2,776	(8,846)	9,923	3,618
Less: Net income (loss) attributable to the noncontrolling interests	(141)	(38)	65	360
Net income (loss) attributable to Education Realty Trust, Inc.	$2,917	$(8,808)	$9,858	$3,258

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$2,776	$(8,846)	$9,923	$3,618
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	2,091	(2,394)	(348)	(3,757)
Comprehensive income (loss)	$4,867	$(11,240)	$9,575	$(139)
Less: comprehensive income (loss) attributable to the noncontrolling interests	(141)	(38)	65	360
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$5,008	$(11,202)	$9,510	$(499)

Earnings per share information:
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted	$0.06	$(0.23)	$0.20	$0.08

Distributions per share of common stock	$0.36	$0.33	$0.72	$0.66

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	48,514	38,886	48,345	38,611
Weighted average common shares outstanding – diluted	48,832	38,886	48,665	38,957

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2013	38,246,718	$383	$814,305	$(88,964)	$—	$4,245	$729,969
Proceeds from issuance of common stock, net of offering costs	8,167,243	82	239,386	—	—	—	239,468
Amortization of restricted stock and long-term incentive plan awards	51,773	—	89	—	—	—	89
Common stock issued to officers and directors	13,384	—	420	—	—	—	420
Cash dividends	—	—	(25,304)	—	—	—	(25,304)
Return of equity to noncontrolling interests	—	—	—	—	—	(525)	(525)
Purchase of noncontrolling interests	—	—	(151)	—	—	(607)	(758)
Comprehensive income (loss)	—	—	—	3,258	(3,757)	205	(294)
Balance, June 30, 2014	46,479,118	$465	$1,028,745	$(85,706)	$(3,757)	$3,318	$943,065

Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Issuances of common stock, net of offering costs	331,395	3	11,564		—	—	11,567
Amortization of restricted stock and long-term incentive plan awards	7,191		855		—	—	855
Cash dividends	—	—	(34,706)	—	—	(152)	(34,858)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	1,074	—	—	—	1,074
Comprehensive income (loss)	—	—	—	9,858	(348)	(59)	9,451
Balance, June 30, 2015	48,350,313	$483	$1,013,878	$(32,051)	$(4,813)	$4,485	$981,982

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$9,923	$3,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,777	28,241
Loss on disposal of assets	—	54
Gain on sale of collegiate housing property	—	(10,902)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,401	2,425
Loss on impairment of collegiate housing properties	—	11,780
Loss on extinguishment of debt	—	649
Amortization of deferred financing costs	1,007	1,017
Amortization of unamortized debt premiums	(419)	(392)
Distributions of earnings from unconsolidated entities	89	23
Noncash compensation expense related to stock-based incentive awards	1,319	1,046
Equity in losses of unconsolidated entities	396	134
Change in operating assets and liabilities (net of acquisitions)	(848)	(1,033)
Net cash provided by operating activities	45,645	36,660

Investing activities:
Property acquisitions	(9,367)	—
Purchase of corporate assets	(447)	(436)
Restricted cash	(2,746)	(1,816)
Insurance proceeds received on property losses	—	2,092
Investment in collegiate housing properties	(7,063)	(9,438)
Proceeds from sale of collegiate housing properties	—	40,007
Notes receivable	(2,257)	(250)
Earnest money deposits	(1,327)	(250)
Investment in assets under development	(90,280)	(117,120)
Distributions from unconsolidated entities	692	—
Investments in unconsolidated entities	(391)	(6,077)
Net cash used in investing activities	(113,186)	(93,288)

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30,
	2015	2014
Financing activities:
Payment of mortgage and construction notes	(67,011)	(69,930)
Borrowings under mortgage and construction loans	42,481	8,813
Borrowings on unsecured term loan	—	187,500
Debt issuance costs	(48)	(1,658)
Debt extinguishment costs	—	(356)
Borrowings on line of credit	116,000	169,000
Repayments of line of credit	(2,000)	(459,900)
Proceeds from issuance of common stock	10,660	239,921
Payment of offering costs	(99)	(53)
Purchase and return of equity to noncontrolling interests	—	(1,301)
Contributions from noncontrolling interests	1,691	—
Dividends and distributions paid to common and restricted stockholders	(34,706)	(25,304)
Dividends and distributions paid to noncontrolling interests	(517)	(246)
Repurchases of common stock for payments of restricted stock tax withholding	(213)	(769)
Net cash provided by financing activities	66,238	45,717
Net decrease in cash and cash equivalents	(1,303)	(10,911)
Cash and cash equivalents, beginning of period	18,385	22,073
Cash and cash equivalents, end of period	$17,082	$11,162

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,452	$13,557
Income taxes paid	$—	$46

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$960	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$21,463	$14,959

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Collegiate housing properties, net	$1,572,254	$1,586,009
Assets under development	214,125	120,702
Cash and cash equivalents	17,082	18,385
Restricted cash	13,088	10,342
Other assets	72,695	76,199
Total assets	$1,889,244	$1,811,637

Liabilities:
Mortgage and construction loans, net of unamortized premium	$224,689	$249,637
Unsecured revolving credit facility	138,000	24,000
Unsecured term loans	187,500	187,500
Senior unsecured notes	250,000	250,000
Accounts payable and accrued expenses	83,317	76,869
Deferred revenue	11,495	17,301
Total liabilities	895,001	805,307

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	7,958	10,081

Redeemable noncontrolling interests	4,303	4,431

Partners' capital:
General partner - 6,920 units outstanding as of June 30, 2015 and December 31, 2014, respectively	188	191
Limited partners - 48,343,393 and 47,992,507 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	982,122	993,063
Accumulated other comprehensive loss	(4,813)	(4,465)
Total partners' capital	977,497	988,789
Noncontrolling interests	4,485	3,029
Total partners' capital	981,982	991,818
Total liabilities and partners' capital	$1,889,244	$1,811,637

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Collegiate housing leasing revenue	$53,734	$46,309	$114,117	$97,020
Third-party development consulting services	444	757	1,041	1,559
Third-party management services	780	786	1,833	1,804
Operating expense reimbursements	2,366	2,188	4,462	4,202
Total revenues	57,324	50,040	121,453	104,585
Operating expenses:
Collegiate housing leasing operations	22,868	20,975	47,008	43,143
Development and management services	2,507	2,282	5,209	4,623
General and administrative	2,559	1,984	5,198	4,102
Depreciation and amortization	15,911	14,458	31,777	28,241
Ground lease expense	2,170	1,934	5,018	3,833
Loss on impairment of collegiate housing properties	—	9,870	—	11,780
Reimbursable operating expenses	2,366	2,188	4,462	4,202
Total operating expenses	48,381	53,691	98,672	99,924

Operating income (loss)	8,943	(3,651)	22,781	4,661

Nonoperating (income) expenses:
Interest expense	5,451	4,967	11,392	10,568
Amortization of deferred financing costs	491	514	1,007	1,017
Interest income	(67)	(41)	(105)	(111)
Loss on extinguishment of debt	—	—	—	649
Total nonoperating expenses	5,875	5,440	12,294	12,123
Income (loss) before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	3,068	(9,091)	10,487	(7,462)
Equity in losses of unconsolidated entities	(202)	(112)	(396)	(134)
Income (loss) before income taxes and gain on sale of collegiate housing properties	2,866	(9,203)	10,091	(7,596)
Income tax expense (benefit)	90	(357)	168	(312)
Income (loss) before gain on sale of collegiate housing properties	2,776	(8,846)	9,923	(7,284)
Gain on sale of collegiate housing properties	—	—	—	10,902
Net income (loss)	2,776	(8,846)	9,923	3,618
Less: Net income (loss) attributable to the noncontrolling interests	(152)	(59)	14	239
Net income (loss) attributable to Education Realty Operating Partnership	$2,928	$(8,787)	$9,909	$3,379

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$2,776	$(8,846)	$9,923	$3,618
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	2,091	(2,394)	(348)	(3,757)
Comprehensive income (loss)	4,867	(11,240)	9,575	(139)
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(152)	(59)	14	239
Comprehensive income (loss) attributable to unitholders	$5,019	$(11,181)	$9,561	$(378)

Earnings per unit information:
Net income (loss) attributable to unitholders - basic and diluted	$0.06	$(0.22)	$0.20	$0.09

Weighted average units outstanding:
Weighted average units outstanding – basic	48,763	39,163	48,596	38,888
Weighted average units outstanding – diluted	48,832	39,163	48,665	38,957

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2013	6,920	$190	38,239,798	$725,534	$—	$4,245	$729,969
Vesting of restricted stock and restricted stock units	—	—	13,384	420	—	—	420
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	8,167,243	239,468	—	—	239,468
Amortization of restricted stock and long-term incentive plan awards	—	—	51,773	89	—	—	89
Distributions	—	(5)	—	(25,299)	—	—	(25,304)
Return of equity to noncontrolling interests	—	—	—	—	—	(525)	(525)
Purchase of noncontrolling interests	—	—	—	(151)	—	(607)	(758)
Comprehensive income (loss)	—	8	—	3,250	(3,757)	205	(294)
Balance, June 30, 2014	6,920	$193	46,472,198	$943,311	$(3,757)	$3,318	$943,065

Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Vesting of restricted stock and restricted stock units	—	—	12,300	408	—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	331,395	11,567	—	—	11,567
Amortization of restricted stock and long-term incentive plan awards	—	—	7,191	855	—	—	855
Distributions	—	(5)	—	(34,701)	—	(152)	(34,858)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	1,074	—	—	1,074
Comprehensive income (loss)	—	2	—	9,856	(348)	(59)	9,451
Balance, June 30, 2015	6,920	$188	48,343,393	$982,122	$(4,813)	$4,485	$981,982

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$9,923	$3,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,777	28,241
Loss on disposal of assets	—	54
Gain on sale of collegiate housing property	—	(10,902)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,401	2,425
Loss on impairment of collegiate housing properties	—	11,780
Loss on extinguishment of debt	—	649
Amortization of deferred financing costs	1,007	1,017
Amortization of unamortized debt premiums	(419)	(392)
Distributions of earnings from unconsolidated entities	89	23
Noncash compensation expense related to stock-based incentive awards	1,319	1,046
Equity in losses of unconsolidated entities	396	134
Change in operating assets and liabilities (net of acquisitions)	(848)	(1,033)
Net cash provided by operating activities	45,645	36,660

Investing activities:
Property acquisitions	(9,367)	—
Purchase of corporate assets	(447)	(436)
Restricted cash	(2,746)	(1,816)
Insurance proceeds received on property losses	—	2,092
Investment in collegiate housing properties	(7,063)	(9,438)
Proceeds from sale of collegiate housing properties	—	40,007
Notes receivable	(2,257)	(250)
Earnest money deposits	(1,327)	(250)
Investment in assets under development	(90,280)	(117,120)
Distributions from unconsolidated entities	692	—
Investments in unconsolidated entities	(391)	(6,077)
Net cash used in investing activities	(113,186)	(93,288)

Financing activities:
Payment of mortgage and construction notes	(67,011)	(69,930)
Borrowings under mortgage and construction loans	42,481	8,813
Borrowings on unsecured term loan	—	187,500
Debt issuance costs	(48)	(1,658)
Debt extinguishment costs	—	(356)
Borrowings on line of credit	116,000	169,000
Repayments of line of credit	(2,000)	(459,900)
Proceeds from issuance of common units in exchange for contributions	10,660	239,921

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30,
	2015	2014
Payment of offering costs	(99)	(53)
Purchase and return of equity to noncontrolling interests	—	(1,301)
Contributions from noncontrolling interests	1,691	—
Distributions paid on unvested restricted stock and long-term incentive plan awards	(72)	(35)
Distributions paid to unitholders	(34,634)	(25,269)
Distributions paid to noncontrolling interests	(517)	(246)
Repurchases of units for payments of restricted stock tax withholding	(213)	(769)
Net cash provided by financing activities	66,238	45,717
Net decrease in cash and cash equivalents	(1,303)	(10,911)
Cash and cash equivalents, beginning of period	18,385	22,073
Cash and cash equivalents, end of period	$17,082	$11,162

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,452	$13,557
Income taxes paid	$—	$46

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$960	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$21,463	$14,959

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of June 30, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

The Trust also provides real estate facility management, development and other advisory services through EDR Management Inc. (the “Management Company”), a Delaware corporation performing collegiate housing management activities. The Management Company has been designated as a taxable REIT subsidiary ("TRS"). Through EDR Development LLC (the “Development Company”), a Delaware limited liability company and wholly owned subsidiary of the Management Company, the Trust provides development consulting services for third party collegiate housing communities.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of June 30, 2015, the Trust had $13.5 million cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes resident security deposits, as required by law in certain states, and escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 5), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. As of June 30, 2015 and December 31, 2014, $0.4 million was outstanding. The loan is secured by CPA's interest in the joint venture.

On March 20, 2015, the Trust provided a $1.7 million promissory loan to Concord Eastridge, Inc, the Trust's partner in the joint venture at Roosevelt Point, at an interest rate equal to 2% plus London InterBank Offered Rate ("LIBOR") per annum compounded monthly and a maturity date of March 1, 2017. The loan is secured by Concord Eastridge's interest in the joint venture. As of June 30, 2015, $1.7 million was outstanding.

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

During the three and six months ended June 30, 2014, the Trust recorded a $9.9 million and $11.8 million loss on impairment of collegiate housing properties, respectively. The impairment losses were due to a change in circumstances that indicated the respective carrying value may not be recoverable. The change in circumstances for the property could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Only dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The two property dispositions during the six months ended June 30, 2014 did not qualify for treatment as discontinued operations.

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

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program ("ATM Program") authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.3 million shares under these distribution agreements during the six months ended June 30, 2015 and received net proceeds of $10.6 million. The Trust used the net proceeds to repay debt, fund its development pipeline and for general corporate purposes.

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

Debt premiums

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of June 30, 2015 and December 31, 2014, net unamortized debt premiums totaled $1.1 million and $1.5 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

Income taxes

EdR qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). EdR is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its REIT taxable income for each tax year to its stockholders and meets certain other requirements. If EdR fails to qualify as a REIT for any taxable year, EdR will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

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

Goodwill and other intangible assets

Goodwill is not subject to amortization, but is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through June 30, 2015. The carrying value of goodwill was $3.1 million as of June 30, 2015 and December 31, 2014, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.1 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively.

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

Earnings per share

Earnings per Share - The Trust

Basic earnings per share is calculated by dividing net earnings available to common stockholders by weighted average shares of common stock outstanding, including outstanding units in the Operating Partnership designated as LTIP Units ("LTIP Units"). Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock and LTIP Units being included in the computation of basic earnings per share for all periods presented.

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

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with retrospective application required. The Trust is currently evaluating the provisions of this guidance.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)" ("ASU 2015-02"), which amends the consolidation requirements in ASC 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years and permits the use of either the retrospective or cumulative effect transition method. The Trust is currently evaluating the provisions of this guidance.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. The Trust is currently evaluating the provisions of this guidance.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2015 Acquisition

On June 16, 2015, the Trust completed the acquisition of The Commons on Bridge with 51 apartment units consisting of 150 beds serving the University of Tennessee in Knoxville, Tennessee for a contract price of $9.7 million. The acquisition was funded from draws on the Fifth Amended Revolver (as defined in Note 6). Acquisition costs of $0.1 million were incurred related to this transaction.

Due to the timing of the completion of acquisition, work is still ongoing to determine the fair value of the assets and liabilities of The Commons on Bridge as of the acquisition date. Below is a preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Collegiate housing properties	$9,624
In-place leases	76
Other assets	5
Current liabilities	(338)
Total net assets acquired	$9,367

The $0.3 million difference between contracted price of $9.7 million and the net assets above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

The unaudited pro forma information had the acquisition date been January 1, 2014 is as follows (in thousands, except per share and per unit amounts):

	Six months ended June 30,
	2015	2014
Total revenue	$121,974	$105,131
Net income attributable to the Trust	$10,108	$3,415
Net income attributable to common shareholders - basic and diluted	$0.21	$0.09

Net income attributable to EROP	$10,160	$3,537
Net income attributable to unitholders - basic and diluted	$0.21	$0.09

2014 Acquisitions

During the year ended December 31, 2014, the following collegiate housing property acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

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

The unaudited pro forma information had the acquisition date been January 1, 2013 is as follows (in thousands, except per share and per unit amounts):

Six months ended June 30, 2014
Total revenue (1)	$108,213
Net income attributable to the Trust (1)	$4,161
Net income attributable to common shareholders - basic and diluted	$0.11

Net income attributable to EROP (1)	$4,287
Net income attributable to unitholders - basic and diluted	$0.11
(1) As the 109 Tower opened for 2014/2015 lease year, the supplemental proforma revenue and net income for the period January 1, 2014 - June 30, 2014 only includes the District on Apache.

Development of collegiate housing properties

During 2014, the Trust developed the following communities which opened during the 2014/2015 lease year. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of December 31, 2014 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2014	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Six months ended June 30, 2014		Three months ended June 30, 2014
The Lotus (1)	University of Colorado	195	$27,800	$92	$173	$50	$107
Haggin Hall (2)	University of Kentucky	396	23,840	60	208	30	134
Champions Court I (2)	University of Kentucky	740	47,368	64	545	34	319
Champions Court II (2)	University of Kentucky	427	24,329	57	283	30	167
Woodland Glen I & II (2)	University of Kentucky	818	45,730	66	492	35	294
605 West (3)	Duke University	384	45,258	73	433	25	266
The Oaks on the Square - Phase III (4)	University of Connecticut	116	12,482	49	57	22	31
Total owned communities		3,076	226,807	461	2,191	226	1,318

The Marshall (5)	University of Minnesota	994	93,976	69	273	36	148
Total joint ventures		994	93,976	69	273	36	148
Total		4,070	$320,783	$530	$2,464	$262	$1,466
(1) In November 2011, the Trust purchased a collegiate housing property near the University of Colorado, Boulder ("The Lotus"). The Trust developed additional housing on the existing land, which opened for the 2014/2015 lease year.
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
(5) In 2012, Trust entered into an agreement to develop, own and manage a mixed-use development located two blocks from University of Minnesota. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community, which opened in August 2014. The Trust does not consolidated the joint venture and its investment in the community of $17.5 million and $18.4 million as of June 30, 2015 and December 31, 2014, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

The following represents a summary of active developments as of June 30, 2015, including development costs and costs capitalized (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of June 30, 2015	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Six months ended June 30, 2015		Three months ended June 30, 2015
Woodland Glen III, IV & V	University of Kentucky	1,610	$101,918	$190	$1,855	$102	$1,056
The Oaks on the Square - Phase IV	University of Connecticut	391	36,547	107	405	60	243
The Retreat at Louisville (1)	University of Louisville	656	43,426	116	382	59	222
Limestone Park I & II	University of Kentucky	1,141	25,362	193	302	108	196
Retreat at Oxford - Phase II	University of Mississippi	350	4,969	30	52	27	45
University Flats	University of Kentucky	771	1,903	75	3	75	2
Retreat at Blacksburg - Phase I & II	Virginia Tech	825	—	5	—	5	—
Total - owned communities		5,744	214,125	716	2,999	436	1,764

Georgia Heights (2)	University of Georgia	292	46,081	127	219	78	112
Total - joint venture		292	46,081	127	219	78	112

Total active projects under development		6,036	$260,206	$843	$3,218	$514	$1,876
(1) In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC ("Landmark") to develop, own and manage cottage-style collegiate housing property adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture and will manage the community once completed.
(2) In 2013, Trust entered into an agreement to develop, own and manage a mixed-use development adjacent to the main entrance of the University of Georgia. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and will manage the community once the development is completed. The Trust does not consolidate the joint venture and its investment in the community of $10.5 million and $10.2 million as of June 30, 2015 and December 31, 2014, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the six months ended June 30, 2014, the Trust sold two owned off-campus communities, College Station at W. Lafayette and the Reserve on West 31st, containing 1,680 beds for a combined sales price of approximately $41.9 million resulting in total proceeds of approximately $40.0 million. The net income attributable to these properties is included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2014. The Trust recognized a $10.9 million gain on these dispositions.

5. Investments in unconsolidated entities

As of June 30, 2015 and December 31, 2014, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

•	a 50% interest in 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall at the University of Minnesota;

•	a 50% interest in West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights at the University of Georgia;

•	a 25% interest in University Village-Greensboro LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as University Village - Greensboro; and

•	a 10% interest in Elauwit Networks, a South Carolina limited liability company, which is a student housing technology services provider.

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of the results of operations related to the Trust's unconsolidated joint ventures for the six months ended June 30, 2015 and 2014 (in thousands):

Results of Operations of Unconsolidated Entities: For the six months ended June 30,	2015	2014
Revenues	$16,050	$12,081
Net loss	$(944)	$(1,180)
Equity in losses of unconsolidated entities	$(396)	$(134)

As of June 30, 2015 and December 31, 2014, the Trust had $28.8 million and $29.5 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, liabilities are recorded totaling $1.8 million and $1.7 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage. As of June 30, 2015, the interest rate applicable to the Fifth Amended Revolver was 1.44%. As of June 30, 2015, the outstanding balance under the Fifth Amended Revolver was $138.0 million, thus, our remaining availability was $362.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of FFO except to comply with the legal requirements to maintain REIT status. As of June 30, 2015, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of June 30, 2015, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of June 30, 2015, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior unsecured notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of June 30, 2015, the Operating Partnership was in compliance with all covenants of the Senior Unsecured Notes.

Mortgage and construction debt

As of June 30, 2015 and December 31, 2014, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at
Property	June 30, 2015	December 31, 2014	Interest Rate at June 30, 2015		Interest Rate Type	Initial Maturity Date
Various Communities(1)	$21,508	$21,696	5.67%		Fixed	1/1/2020
Various Communities(2)	55,034	55,523	6.02%		Fixed	1/1/2019
Various Communities(3)	15,992	16,137	5.45%		Fixed	1/1/2017
Master Secured Credit Facility	92,534	93,356	5.84%	(4)

The Suites at Overton Park	23,968	24,216	4.16%	(5)	Fixed	4/1/2016	(5)
The Centre at Overton Park	22,525	22,697	5.60%	(5)	Fixed	1/1/2017	(5)
University Towers	34,000	34,000	2.29%	(6)	Variable	7/1/2016	(6)
Mortgage Debt	80,493	80,913	3.77%	(4)

The Retreat at Louisville	31,683	8,114	2.24%	(7)	Variable	8/1/2017	(7)
The Varsity	—	32,420	n/a
The Oaks on the Square - Phase IV	18,912	—	2.19%	(8)	Variable	10/20/2017	(8)
Roosevelt Point	—	33,348	n/a
Construction Loans	50,595	73,882	2.22%	(4)

Total debt / weighted average rate	223,622	248,151	4.28%	(4)
Unamortized premium	1,067	1,486
Total net of unamortized premium	224,689	249,637
Less current portion	(25,323)	(68,675)
Total long-term debt, net of current portion	$199,366	$180,962
(1) As of June 30, 2015 and December 31, 2014, the following properties secured this note: The Reserve at Saluki Pointe and River Pointe.

(2)	As of June 30, 2015 and December 31, 2014, the following properties secured this note: The Reserve at Athens, The Reserve at Perkins, The Commons at Knoxville and The Reserve on Stinson.

(3)	As of June 30, 2015 and December 31, 2014, The Reserve at Columbia secured this note.
(4) Represents the weighted average interest rate as of June 30, 2015.
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
(8) During 2014, the Operating Partnership entered into a construction loan of $38.0 million related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00% margin and is interest only through initial maturity. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

Master Secured Credit Facility

The Operating Partnership has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Operating Partnership was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of June 30, 2015.

Mortgage debt

All mortgage loans contain customary financial covenants, such as minimum debt service ratios. As of June 30, 2015, the Operating Partnership was in compliance with all covenants.

Construction loans

On March 20, 2015, the Operating Partnership paid in full variable rate construction debt with an outstanding principal balance of $33.3 million related to the development of Roosevelt Point. The effective interest rate at the repayment date was 2.44%.

On June 8, 2015, the Operating Partnership paid in full variable rate construction debt with an outstanding principal balance of $32.4 million related to The Varsity. The effective interest rate at the repayment date was 1.78%.

All constructions loans also contain customary financial covenants, such as minimum debt service ratios. As of June 30, 2015, the Operating Partnership was in compliance with all covenants.

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of June 30, 2015 are as follows (in thousands):

Year
2015 (six months ending December 31, 2015)	$1,606
2016	59,468
2017	89,657
2018	1,629
2019	116,688
2020	19,574
Thereafter	372,500
Total	661,122
Debt premium	1,067
Outstanding as of June 30, 2015, net of debt premium	$662,189

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		June 30, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,471	n/a	$5,868	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,270	8,767	28,135	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	22,082	7,230	11,041	3,615	—	7,230	—	3,615

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2015, $23.3 million had been drawn on the construction loan, of which $4.4 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s condensed consolidated financial condition or results of operations.

During the six months ended June 30, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The general contractor is seeking damages in the amount of $1.6 million plus attorney and other fees. The Trust believes it has meritorious defenses and viable counterclaims against the general contractor. At this time, the Trust cannot predict the outcome of these claims as the matter is in its initial stages. Accordingly, no amounts have been accrued in the Trust’s condensed consolidated financial statements for these claims.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of June 30, 2015 and December 31, 2014, the Trust had reimbursable predevelopment costs of $1.8 million and $1.7 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of June 30, 2015, EROP had entered into three joint venture agreements to develop, own and manage properties near: Arizona State University - Downtown Phoenix (Roosevelt Point), Duke University (605 West) and The University of Louisville (The Retreat at Louisville). EROP is deemed to be the primary beneficiary of these communities; therefore, EROP accounts for the joint ventures using the consolidation method of accounting.

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

The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as noncontrolling interests. EROP follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of June 30, 2015, there were 69,086 University Towers Operating Partnership Units outstanding.

The following table sets forth activity with the redeemable noncontrolling interests for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Beginning balance	$4,431	$2,359
Net income	73	35
Contributions from redeemable noncontrolling interests	26	—
Adjustments to report redeemable noncontrolling interests at fair value	(95)	—
Distributions	(132)	(64)
Ending balance	$4,303	$2,330

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost. As of June 30, 2014, EROP reported the redeemable noncontrolling interests at historical cost.

Redeemable Limited Partner Units: The OP Units that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating

Partnership unitholder is classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2015, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost. As of June 30, 2014, EROP reported the redeemable limited partner units at historical cost.

During the six months ended June 30, 2015, 25,000 OP Units were redeemed for 25,000 shares of common stock. As of June 30, 2015, there were 249,317 OP Units outstanding.

Below is a table summarizing the activity of redeemable limited partners' unit for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Beginning balance	$10,081	$7,512
Net income	51	121
Distributions	(236)	(183)
Redemption of operating partnership units	(960)	—
Adjustments to report redeemable limited partner units at fair value	(978)	—
Ending balance	$7,958	$7,450

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

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorizes the grant of the 105,000 shares that remained available for grant under the 2004 plan, as well as 1,049,167 additional shares. As of June 30, 2015, the Trust had 652,356 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of June 30, 2015 and December 31, 2014, unearned compensation related to restricted stock totaled $0.5 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2015 and 2014, compensation expense of $0.2 million and $0.4 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. During the three months ended June 30, 2015 and 2014, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

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

On January 1, 2014, the Trust granted 102,297 performance vested RSUs to executives and key employees under the 2014 LTIP described above. As of June 30, 2015 and December 31, 2014, unearned compensation related to RSUs totaled $1.1 million and $1.5 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2015 and 2014, compensation expense of $0.4 million and $0.6 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. During the three months ended June 30, 2015 and 2014, compensation expense of $0.2 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2015, 8,754 fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2012.

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

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statement of income and comprehensive income related to the LTIP Units was $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, unearned compensation related to LTIP Units totaled $2.6 million, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2015 and 2014 was $1.1 million and $1.1 million, respectively. Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2015 and 2014 was $0.6 million and $0.5 million, respectively.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2015 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards		Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014	46,810	(1)	$27.94	146,911		$20.58	—	$—
Granted	—		—	—		—	155,778	18.83
Vested	(17,774)		27.76	—	(2)	—	—	—
Surrendered	(3,467)		29.72	—		—	—	—
Outstanding as of June 30, 2015	25,569	(1)	$28.32	146,911		$20.58	155,778	$18.83
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

10. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2015, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $3.2 million is estimated to be reclassified to earnings as an increase to interest expense. As of June 30, 2015 and December 31, 2014, the fair value of the derivatives is a liability of $4.8 million and $4.5 million, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2015 and 2014 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2015	Interest rate contracts	$(2,136)	Interest expense	$1,788
2014	Interest rate contracts	$(4,667)	Interest expense	$910

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2015 and 2014 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2015	Interest rate contracts	$1,195	Interest expense	$897
2014	Interest rate contracts	$(3,304)	Interest expense	$910

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

As of June 30, 2015 and December 31, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $5.1 million and $4.7 million, respectively. As of June 30, 2015, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $5.1 million.

11. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015		2014
Numerator - basic and diluted earnings per share:
Net income (loss) attributable to common shareholders	$2,917	$(8,808)		$9,858		$3,258

Denominator:
Basic weighted average shares of common stock outstanding	48,514	38,886		48,345		38,611
OP Units (1)	249	—	(3)	251	(2)	277
University Towers Operating Partnership Units	69	—	(3)	69		69
Diluted weighted average shares of common stock outstanding	48,832	38,886		48,665		38,957

Earnings per share - basic and diluted:
Net income (loss) attributable to common shareholders	$0.06	$(0.23)		$0.20		$0.08

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Distributions declared per common share	$0.36	$0.33	$0.72	$0.66
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
(3) For the three months ended June 30, 2014, potentially dilutive securities have 276,781 OP units and 69,086 University Towers Operating Partnership Units outstanding, which were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three months ended June 30, 2015 and 2014 (dollars in thousands, except unit and per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Numerator - basic and diluted earnings per unit:
Net income (loss) attributable to unitholders	$2,928	$(8,787)		$9,909	$3,379

Denominator:
Weighted average units outstanding	48,358	38,886		48,218	38,611
Redeemable Operating Partnership units	249	277		251	277
LTIP units	156	—		127	—
Weighted average units outstanding - basic	48,763	39,163		48,596	38,888

Redeemable University Towers Operating Partnership Units	69	—	(1)	69	69
Weighted average units outstanding - diluted	48,832	39,163		48,665	38,957

Earnings per unit - basic and diluted:
Net income (loss) attributable to unitholders	$0.06	$(0.22)		$0.20	$0.09

Distributions declared per unit	$0.36	$0.33		$0.72	$0.66
(1) For the three months ended June 30, 2014, potentially dilutive securities of 69,086 University Towers Operating Partnership Units were outstanding and were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

12. Fair Value of Financial Instruments

Non-financial assets measured at fair value on a nonrecurring basis consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value when it has been determined that asset values are not recoverable. Fair value is estimated relating to impairment assessments based upon an income capitalization approach (which considers prevailing market capitalization rates and operations of the community) or the negotiated sales price, if applicable. Based upon the inputs used to value properties under the income capitalization approach, valuations under this method are classified within Level 3 of the fair value hierarchy. For the communities for which the estimated fair value was based on negotiated sales prices, the valuation is classified within Level 2 of the fair value hierarchy.

One non-financial asset was impaired during the year ended December 31, 2014 and has remained on the accompanying condensed consolidated balance sheet as of June 30, 2015. The asset was written down to $15.1 million and the valuation was classified within Level 2 of the fair value hierarchy.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of June 30, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
June 30, 2015:
Derivative financial instruments (liability position)	$4,813	$—	$4,813	$—
Deferred compensation plan assets	365	365	—	—

December 31, 2014:
Derivative financial instruments (liability position)	$4,465	$—	$4,465	$—
Deferred compensation plan assets	520	520	—	—

Financial assets and liabilities that are not measured at fair value in our condensed consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on assessments of available market information and valuation methodologies, including discounted cash flow analyses. Due to the fact that our unsecured revolving credit facility, unsecured term loan facility and variable rate mortgage and construction loans bear interest at variable rates, carrying value approximates the fair value.

The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$2,092	$—	$2,033	$—
Senior unsecured notes	250,000	—	250,941	—
Unsecured revolving credit facility	138,000	—	138,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	84,595	—	84,595	—
Fixed rate mortgage and construction loans	139,027	—	155,414	—

	December 31, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$375	$—	$318	$—
Senior unsecured notes	250,000	—	234,583	—
Unsecured revolving credit facility	24,000	—	24,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,882	—	107,882	—
Fixed rate mortgage and construction loans	140,270	—	154,542	—

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

13. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), (gains) losses on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany fees are reflected at the contractually stipulated amounts.

The following table represents the Trust’s segment information for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$53,734	$46,309	$114,117	$97,020
Collegiate housing leasing operations	22,868	20,975	47,008	43,143
Net operating income	$30,866	$25,334	$67,109	$53,877
Total segment assets at end of period (1)	$1,813,219	$1,593,035	$1,813,219	$1,593,035

Development Consulting Services:
Third-party development consulting services	$444	$757	$1,041	$1,559
General and administrative	878	620	1,712	1,229
Net operating income (loss)	$(434)	$137	$(671)	$330
Total segment assets at end of period(2)	$5,828	$4,958	$5,828	$4,958

Management Services:
Third-party management services	$780	$786	$1,833	$1,804
General and administrative	685	636	1,470	1,303
Net operating income	$95	$150	$363	$501
Total segment assets at end of period(2)	$9,981	$10,862	$9,981	$10,862

Reconciliations:
Segment revenue	$54,958	$47,852	$116,991	$100,383
Operating expense reimbursements	2,366	2,188	4,462	4,202
Total segment revenues	$57,324	$50,040	$121,453	$104,585

Segment operating expenses	$24,431	$22,231	$50,190	$45,675
Reimbursable operating expenses	2,366	2,188	4,462	4,202
Total segment operating expenses	$26,797	$24,419	$54,652	$49,877

Segment net operating income	$30,527	$25,621	$66,801	$54,708
Other unallocated general and administrative expenses	(3,503)	(3,010)	(7,225)	(6,193)
Depreciation and amortization	(15,911)	(14,458)	(31,777)	(28,241)
Ground lease	(2,170)	(1,934)	(5,018)	(3,833)
Loss on impairment of collegiate housing properties	—	(9,870)	—	(11,780)
Interest expense	(5,451)	(4,967)	(11,392)	(10,568)
Amortization of deferred financing costs	(491)	(514)	(1,007)	(1,017)
Interest income	67	41	105	111
Loss on extinguishment of debt	—	—	—	(649)
Equity in losses of unconsolidated entities	(202)	(112)	(396)	(134)
Income (loss) before income taxes and gain on sale of collegiate housing properties	$2,866	$(9,203)	$10,091	$(7,596)
(1) The increase in segment assets related to the collegiate housing segment is primarily related to the opening of seven new properties and two property acquisitions and continued development of eight communities for ownership by the Trust.
(2) Total segment assets also include goodwill of $2,149 related to management services and $921 related to development consulting services.

14. Subsequent events

The Board declared a second quarter distribution of $0.37 per share of common stock and OP Unit for the quarter ended on June 30, 2015. The distributions will be paid on August 14, 2015 to stockholders of record at the close of business on July 31, 2015.

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

We earn income from rental payments we receive as a result of our ownership of collegiate housing communities. We also earn income by performing property management services and development consulting services for third parties through the Management Company and the Development Company, respectively.

We have elected to be taxed as a REIT for U.S. federal income tax purposes.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.5% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the six months ended June 30, 2015.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In addition, several of our properties (University Towers, The Berk, University Village on Colvin and all of the University of Kentucky properties) operate under nine or 10 month leases. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In 2014 and 2013, approximately 72.2% and 81.3%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the six months ended June 30, 2015, revenue from our development consulting services represented 0.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2015, revenue from our management services segment represented 1.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. However, in the markets we serve, we expect the pace of new supply growth in 2016 to decline 47% from the pace in 2015. We are projecting a 0.8% increase in supply in 2016, which is trailing enrollment growth in our markets where the three-year compounded annual enrollment growth rate is 1.5%. We also believe that enrollment growth alone does not reflect total demand as there is pent-up demand that exists for new, purpose-built student housing product, where students are moving out of old, outdated housing, and into newer communities with more amenities. This is evidenced by the 5% growth in same-community revenue we achieved in our 2013-2014 leasing cycle and 4% growth we achieved for the current 2014-2015 leasing cycle, as well as other market data. As a result, we believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 4.2% over the last five years, has not changed significantly.

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

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the six months ended June 30, 2015, same-community revenue per occupied bed increased to $731 and same-community physical occupancy increased to 92.3%, compared to same-community revenue per occupied bed of $695 and same-community physical occupancy of 90.4% for the six months ended June 30, 2014. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2014-2015 lease term with a 4% increase in rental revenue. Opening occupancy was up 200 basis points to 96.3% and net rental rates opened the term 2% above the prior year. New-communities opened the 2014-2015 lease term with an average occupancy of 96.1%.

Development consulting services

For the six months ended June 30, 2015 and 2014, third-party development revenue was $1.0 million and $1.6 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and the volume of true third-party fee development contracts to be stagnant. We delivered two third-party projects in August 2014, and we are currently providing third-party development services with projects under construction at Clarion University of Pennsylvania, East Stroudsburg University - Pennsylvania Phase II and University of California, Berkeley - Bowles Hall.

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have fifteen ONE PlanSM projects representing twenty communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. Phase I of the UK Campus Revitalization Plan, referred to as Central Hall I and Central Hall II with 601 total beds, opened in August 2013 100% leased. Phase II, which includes five communities with 2,381 beds and a total project cost of approximately $138.0 million, opened in August 2014 with all beds leased. Construction on the 2015 deliveries is on-track to deliver 1,610 beds for a total cost of $101.2 million, and the 2016 deliveries of 1,141 beds for a total cost of $83.9 million are also underway. We were also working on planning and development of the 2017 deliveries at UK, which includes a $74.0 million delivery for 771 beds and a recently awarded delivery for an Honors College. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as additional universities investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2014, 2013 and 2012, same-community operating expenses increased 2.6%, 4.2% and 2.3%, respectively. We expect full year same-community operating expenses to increase between 3.0-4.0% in 2015, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

General and administrative costs for the six months ended June 30, 2015 were $4.2 million (excluding development pursuit costs and acquisition costs of $1.0 million), an increase of $0.4 million, or 11.7%, when compared to the same period in 2014. This increase is consistent with our growth in assets and revenue. While we expect general and administrative costs to continue double digit increases for the remainder of 2015, we expect that growth rate to moderate going forward.

Asset repositioning and capital recycling

Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. Since 2009, we have acquired $824 million of collegiate housing communities, completed $494 million of developments and disposed of $378 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $705. Currently, 75% of our beds and 80% of our community net operating income ("NOI") are located on or pedestrian to campus.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the 2015 and 2016 deliveries at the University of Kentucky, which include 1,610 beds for a total cost of $101.2 million, and 1,141 beds for a total cost of $83.9 million, respectively. The second phase of the development at the Retreat at Oxford is expected to be delivered in 2016 and has a total cost of approximately $25.6 million. In July 2015, we entered into agreements for a multiple phase cottage development at Virginia Tech (The Retreat at Blacksburg). The total development consists of 829 beds with a development cost of $64.4 million. Approximately two-thirds of the beds will be delivered in the fall of 2016, with the remainder of the beds to be delivered in the fall of 2017.

In February 2015, we were awarded four new on-campus developments that are currently expected to be funded through the Trust's ONE Plan. These developments, at Boise State University, Arkansas State University and two at the University of Kentucky, are anticipated to be delivered in 2017. One of the two recently awarded developments at the University of Kentucky is progressing for a 2017 delivery for 771 beds with development costs of $74.0 million. The initiation and completion of the awarded projects at Boise State, Arkansas State and the second development at the University of Kentucky are contingent upon execution of transaction documents, including such items as development agreements, construction agreements and ground leases.

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

Results of Operations for the six months ended June 30, 2015 and 2014

The following table presents our results of operations for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$114,117	$97,020	$17,097	17.6%
Collegiate housing leasing operations	47,008	43,143	3,865	9.0%
Net operating income	$67,109	$53,877	$13,232	24.6%

Development Consulting Services:
Third-party development consulting services	$1,041	$1,559	$(518)	(33.2)%
General and administrative	1,712	1,229	483	39.3%
Net operating (loss) income	$(671)	$330	$(1,001)	(303.3)%

Management Services:
Third-party management services	$1,833	$1,804	$29	1.6%
General and administrative	1,470	1,303	167	12.8%
Net operating income	$363	$501	$(138)	(27.5)%

Reconciliations:
Segment revenue	$116,991	$100,383	$16,608	16.5%
Operating expense reimbursements	4,462	4,202	260	6.2%
Total segment revenues	$121,453	$104,585	$16,868	16.1%

Segment operating expenses	$50,190	$45,675	$4,515	9.9%
Reimbursable operating expenses	4,462	4,202	260	6.2%
Total segment operating expenses	$54,652	$49,877	$4,775	9.6%

Segment net operating income	$66,801	$54,708	$12,093	22.1%
Other unallocated general and administrative expenses	(7,225)	(6,193)	(1,032)	16.7%
Depreciation and amortization	(31,777)	(28,241)	(3,536)	12.5%
Ground lease	(5,018)	(3,833)	(1,185)	30.9%
Loss on impairment of collegiate housing properties	—	(11,780)	11,780	(100.0)%
Nonoperating expenses	(12,294)	(12,123)	(171)	1.4%
Equity in losses of unconsolidated entities	(396)	(134)	(262)	195.5%
Income (loss) before income taxes and gain on sale of collegiate housing properties	$10,091	$(7,596)	$17,687	(232.8)%

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
Total communities:
Occupancy
Physical(1)	90.2%	90.3%	(10	) bps
Economic(2)	90.8%	88.8%	200	bps
NarPOB(3)	$714	$623	$91
Other income per occupied bed(4)	$48	$43	$5
RevPOB(5)	$762	$666	$96
Operating expense per bed(6)	$283	$268	$(15)
Operating margin(7)	58.8%	55.5%	330	bps
Design Beds(8)	165,972	161,172	4,800

Same-communities(9):
Occupancy
Physical(1)	92.3%	90.4%	190	bps
Economic(2)	92.9%	89.0%	390	bps
NarPOB(3)	$682	$649	$33
Other income per occupied bed(4)	$49	$46	$3
RevPOB(5)	$731	$695	$36
Operating expense per bed(6)	$284	$263	$(21)
Operating margin(7)	57.9%	58.2%	(30	) bps
Design Beds(8)	138,474	138,474	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the six months ended June 30, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Six months ended June 30, 2014	$97,020	$43,143
Increase in same-community	6,358	2,916
Increase from 2014 development deliveries	13,019	3,355
Increase from 2014 acquisitions	7,411	2,427
Increase from 2015 deliveries	7	—
Increase from 2015 acquisitions	42	—
Pre-opening expense on future developments	—	737
Decrease from sold communities	(9,740)	(5,570)
Six months ended June 30, 2015	$114,117	$47,008

The increase in same-community revenue of $6.4 million, or 7.3%, was driven from a 3.9% increase in rental rates, a 2.8% improvement in occupancy and a 0.6% growth in other income. Same-community operating expenses increased $2.9 million, or 8.0%, over the prior year. During the six months ended June 30, 2015, the Trust accrued $0.8 million in real estate tax expense relating to the settlement of an assessment dispute with a local school board at one community covering several prior assessment years. Without this charge, same community operating expenses would have only increased 3.8% over prior year, which reflects a normalized growth rate from operating the communities.

The increase from the 2014 acquisitions and development deliveries relates to a full six months of operating results in the current period compared to the prior year. Sold-communities reflects the impact of the seven communities sold in 2014 for which there are no operating results in 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the six months ended June 30, 2015 and 2014:

			Segment Revenues
Project	Beds	Fee Type	2015	2014	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$775	$152	$623
West Chester University of Pennsylvania – Phase II	653	Development fee	—	412	(412)
Athens - Georgia Heights	488	Development fee	85	—	85
Mansfield University of Pennsylvania – Phase II	684	Development fee	—	3	(3)
Wichita State University	784	Development fee	10	960	(950)
Bowles Hall	192	Development fee	19	—	19
Purchasing fees	—	Purchasing fee	152	30	122
Miscellaneous consulting fees	—	Development Consulting fee	—	2	(2)
Third-party development consulting services total			$1,041	$1,559	$(518)

Third-party development consulting services revenue decreased $0.5 million to $1.0 million for the six months ended June 30, 2015 as compared to the same period in 2014. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the six months ended June 30, 2015.

General and administrative expenses for the segment increased $0.5 million, or 39.3%, for the six months ended June 30, 2015 compared to the same period in the prior year. General and administrative expenses fluctuate based on the number and timing of development jobs.

Management services

Total management services revenue remained flat as compared to the same period in the prior year. General and administrative expenses for our management services segment increased $0.2 million, or 12.8%, for the six months ended June 30, 2015 compared to the same period in the prior year.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.0 million, or 16.7%, during the six months ended June 30, 2015 over the same period in the prior year. The increase includes approximately $0.7 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on and off campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $3.5 million, or 12.5%, during the six months ended June 30, 2015 as compared to the same period in the prior year. This increase relates primarily to eleven new properties (acquisitions or developments) opened since January 1, 2014, partially offset by sold communities.

Ground lease expense

For the six months ended June 30, 2015, the cost of ground leases increased $1.2 million, or 30.9%, compared to the same period in the prior year. This increase relates primarily to the opening of five communities on the campus of the University of Kentucky in 2014. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the six months ended June 30, 2014, the Trust recorded a $11.8 million impairment loss on a property that was sold. During the six months ended June 30, 2015, we recorded no impairment losses.

Nonoperating expenses

Nonoperating expenses consist of the following for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Interest expense	$(11,392)	$(10,568)	$(824)	7.8%
Amortization of deferred financing costs	(1,007)	(1,017)	10	(1.0)%
Interest income	105	111	(6)	(5.4)%
Loss on extinguishment of debt	—	(649)	649	(100.0)%
Total nonoperating expenses	$(12,294)	$(12,123)	$(171)	1.4%

Total nonoperating expenses increased $0.2 million, or 1.4%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase is mainly attributable to interest expense of $0.8 million from the senior unsecured notes that were sold in November 2014 (see Note 6 to the accompanying condensed consolidated financial statements) offset by the decrease of $0.6 million in loss on extinguishment of debt incurred in 2014.

Results of Operations for the three months ended June 30, 2015 and 2014

The following table presents our results of operations for the three months ended June 30, 2015 and 2014 (amounts in thousands):

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$53,734	$46,309	$7,425	16.0%
Collegiate housing leasing operations	22,868	20,975	1,893	9.0%
Net operating income	$30,866	$25,334	$5,532	21.8%

Development Consulting Services:
Third-party development consulting services	$444	$757	$(313)	(41.3)%
General and administrative	878	620	258	41.6%
Net operating (loss) income	$(434)	$137	$(571)	(416.8)%

Management Services:
Third-party management services	$780	$786	$(6)	(0.8)%
General and administrative	685	636	49	7.7%
Net operating income	$95	$150	$(55)	(36.7)%

Reconciliations:
Segment revenue	$54,958	$47,852	$7,106	14.8%
Operating expense reimbursements	2,366	2,188	178	8.1%
Total segment revenues	$57,324	$50,040	$7,284	14.6%

Segment operating expenses	$24,431	$22,231	$2,200	9.9%
Reimbursable operating expenses	2,366	2,188	178	8.1%
Total segment operating expenses	$26,797	$24,419	$2,378	9.7%

Segment net operating income	$30,527	$25,621	$4,906	19.1%
Other unallocated general and administrative expenses	(3,503)	(3,010)	(493)	16.4%
Depreciation and amortization	(15,911)	(14,458)	(1,453)	10.0%
Ground lease	(2,170)	(1,934)	(236)	12.2%
Loss on impairment of collegiate housing properties	—	(9,870)	9,870	(100.0)%
Nonoperating expenses	(5,875)	(5,440)	(435)	8.0%
Equity in losses of unconsolidated entities	(202)	(112)	(90)	80.4%
Income (loss) before income taxes and gain on sale of collegiate housing properties	$2,866	$(9,203)	$12,069	(131.1)%

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
Total communities:
Occupancy
Physical(1)	84.5%	87.6%	(310	) bps
Economic(2)	84.9%	85.6%	(70	) bps
NarPOB(3)	$712	$621	$91
Other income per occupied bed(4)	$53	$49	$4
RevPOB(5)	$765	$670	$95
Operating expense per bed(6)	$275	$266	$(9)
Operating margin(7)	57.4%	54.7%	270	bps
Design Beds(8)	83,061	78,906	4,155

Same-communities(9):
Occupancy
Physical(1)	88.6%	87.3%	130	bps
Economic(2)	88.8%	85.2%	360	bps
NarPOB(3)	$679	$645	$34
Other income per occupied bed(4)	$54	$52	$2
RevPOB(5)	$733	$697	$36
Operating expense per bed(6)	$274	$259	$(15)
Operating margin(7)	57.9%	57.3%	60	bps
Design Beds(8)	69,237	69,237	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended June 30, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended June 30, 2014	$46,309	$20,975
Increase in same-community	2,913	1,004
Increase from 2014 development deliveries	4,878	1,712
Increase from 2014 acquisitions	3,711	1,193
Increase from 2015 deliveries	7	—
Increase from 2015 acquisitions	42	—
Pre-opening expense on future developments	—	373
Decrease from sold communities	(4,126)	(2,389)
Three months ended June 30, 2015	$53,734	$22,868

The increase in same-community revenue of $2.9 million, or 6.9%, was driven from a 4.2% increase in rental rates, a 2.3% improvement in occupancy and a 0.4% growth in other income. Same-community operating expenses increased $1.0 million, or 5.6%, over the prior year due to an increase in utilities expense and maintenance and repairs.

The increase from the 2014 acquisitions and development deliveries relates to a full quarter of operating results in the current period compared to the prior year. Sold-communities reflects the impact of the seven communities sold in 2014 for which there are no operating results in 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended June 30, 2015 and 2014:

			Segment Revenues
Project	Beds	Fee Type	2015	2014	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$381	$152	$229
West Chester University of Pennsylvania – Phase II	653	Development fee	—	135	(135)
Athens - Georgia Heights	488	Development fee	44	—	44
Bowles Hall	192	Development fee	19	—	19
Wichita State University	784	Development fee	—	470	(470)
Third-party development consulting services total			$444	$757	$(313)

Third-party development consulting services revenue decreased $0.3 million to $0.4 million for the three months ended June 30, 2015, as compared to the same period in 2014. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the three months ended June 30, 2015.

General and administrative expenses for the segment increased $0.3 million, or 41.6%, for the three months ended June 30, 2015 compared to the same period in the prior year. General and administrative expenses fluctuate based on the number and timing of development jobs.

Management services

Both management services revenue and general and administrative expenses remained flat for the three months ended June 30, 2015 when compared to the same period in 2014.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.5 million, or 16.4%, during the three months ended June 30, 2015 over the same period in the prior year. The increase includes approximately $0.5 million in acquisition and development pursuit costs, due to increased on- and off-campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $1.5 million, or 10.0%, during the three months ended June 30, 2015 as compared to the same period in the prior year. This increase relates primarily to eleven new properties (acquisitions or developments) opened since January 1, 2014, partially offset by sold communities.

Ground lease expense

For the three months ended June 30, 2015, the cost of ground leases increased $0.2 million, or 12.2%, compared to the same period in the prior year. This increase relates primarily to the opening of five communities on the campus of the University of Kentucky in 2014. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three months ended June 30, 2014, the Trust recorded a $9.9 million impairment loss on a property that was sold during the quarter. During the three months ended June 30, 2015, we recorded no impairment losses related to collegiate housing communities.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Interest expense	$(5,451)	$(4,967)	$(484)	9.7%
Amortization of deferred financing costs	(491)	(514)	23	(4.5)%
Interest income	67	41	26	63.4%
Total nonoperating expenses	$(5,875)	$(5,440)	$(435)	8.0%

Total nonoperating expenses increased $0.4 million, or 8.0%, for the three months ended June 30, 2015 compared to the same period in 2014 mostly due to an increase in interest expense of $0.5 million. The increase in interest expense is mainly attributable with the senior unsecured notes that were sold in November 2014 (see Note 6 to the accompanying condensed consolidated financial statements).

Legal Proceedings

During the six months ended June 30, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The general contractor is seeking damages in the amount of $1.6 million plus attorney and other fees. The Trust believes it has meritorious defenses and viable counterclaims against the general contractor. At this time, the Trust cannot predict the outcome of these claims as the matter is in its initial stages. Accordingly, no amounts have been accrued in the Trust’s accompanying condensed consolidated financial statements for these claims.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

Non-GAAP Measures

Funds From Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of collegiate housing assets and impairment write-downs of depreciable real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests, only as they relate to operating partnership units, in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from collegiate housing asset dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Education Realty Trust, Inc.	$2,917	$(8,808)	$9,858	$3,258
Gain on sale of collegiate housing assets	—	—	—	(10,902)
Loss on impairment of collegiate housing assets	—	9,870	—	11,780
Real estate related depreciation and amortization	15,517	14,299	31,040	27,921
Equity portion of real estate depreciation and amortization on equity investees	423	50	843	99
Noncontrolling interests	(90)	(127)	122	178
FFO available to stockholders and unitholders	18,767	15,284	41,863	32,334

FFO adjustments:
Loss on extinguishment of debt	—	—	—	649
Acquisition costs	90	22	90	23
Severance costs, net of tax	—	285	—	285
Straight-line adjustment for ground leases	1,200	1,212	2,401	2,425
FFO adjustments	1,290	1,519	2,491	3,382

FFO on Participating Developments:
Interest on loan to Participating Development	—	455	—	905
FFO on Participating Developments	—	455	—	905
Core FFO available to stockholders and unitholders	$20,057	$17,258	$44,354	$36,621

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding management fees and expenses, development consulting fees and expenses, depreciation, amortization, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to NOI for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss)	$8,943	$(3,651)	$22,781	$4,661
Less: Third-party development services revenue	444	757	1,041	1,559
Less: Third-party management services revenue	780	786	1,833	1,804
Plus: Development and management services expenses	2,507	2,282	5,209	4,623
Plus: General and administrative expenses	2,559	1,984	5,198	4,102
Plus: Ground leases	2,170	1,934	5,018	3,833
Plus: Depreciation and amortization	15,911	14,458	31,777	28,241
Plus: Loss on impairment of collegiate housing assets	—	9,870	—	11,780
NOI	$30,866	$25,334	$67,109	$53,877

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing assets; (6) gain on insurance settlement; (7) interest expense; (8) amortization of deferred financing costs; (9) interest income (10) interest on loan to Participating Development; (11) loss on extinguishment of debt; (12) income tax expense (benefit); and (13) noncontrolling interests. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended June 30, 2015 (in thousands):

	Six Months Ended June 30,	Plus: Year Ended December 31,	Less: Six Months ended June 30,	Trailing Twelve Months ended June 30,
	2015	2014	2014	2015
Net income attributable to Education Realty Trust, Inc.	$9,858	$47,055	$3,258	$53,655
Straight line adjustment for ground leases	2,401	4,835	2,425	4,811
Acquisition costs	90	1,058	23	1,125
Depreciation and amortization	31,777	58,974	28,241	62,510
Loss on impairment of collegiate housing assets	—	12,733	11,780	953
Gain on sale of collegiate housing assets	—	(33,231)	(10,902)	(22,329)
Gain on insurance settlement	—	(8,133)	—	(8,133)
Interest expense, net	11,392	20,656	10,568	21,480
Amortization of deferred financing costs	1,007	2,156	1,017	2,146
Interest income	(105)	(190)	(111)	(184)
Interest on loan to Participating Development	—	(6,486)	—	(6,486)
Loss on extinguishment of debt	—	3,543	649	2,894
Income tax expense (benefit)	168	261	(312)	741
Noncontrolling interest	65	599	360	304
Adjusted EBITDA	$56,653	$103,830	$46,996	$113,487

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

The following is a reconciliation of our GAAP total assets to gross assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Mortgage and construction loans, net of unamortized premium	$224,689	$249,637
Unamortized premium	1,067	1,486
Mortgage and construction loans	223,622	248,151

Unsecured revolving credit facility	138,000	24,000
Unsecured term loan	187,500	187,500
Unsecured senior bonds	250,000	250,000
Total debt	$799,122	$709,651

Total assets	$1,889,244	$1,811,637
Accumulated depreciation(1)	240,419	210,047
Gross assets	$2,129,663	$2,021,684

Debt to gross assets	37.5%	35.1%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of June 30, 2015, we had $17.1 million cash on hand and $13.1 million of restricted cash, compared to $18.4 million cash on hand and $10.3 million restricted cash as of December 31, 2014. Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements as well as security deposit accounts required for refundable resident deposits and escrows related to construction retention on certain development projects.

During the six months ended June 30, 2015, we generated $45.6 million of cash from operations compared to $36.7 million over the same period in 2014. This increase of $9.0 million is mostly attributable to the increase in combined community net operating income of $13.2 million plus a net $0.2 million increase in working capital from the prior year.

During the six months ended June 30, 2015, we used $113.2 million of cash in investing activities which is $19.9 million more than last year's volume. During the six months ended June 30, 2014, we generated cash proceeds from the sale of two collegiate housing properties of $40.0 million, with no cash generated from property dispositions in the current year. In addition, we spent $9.4 million on an acquisition of a collegiate housing property during the six months ended June 30, 2015 compared to none in the prior year. These items contributed to the increase in cash used by investing activities period over period. Offsetting this increase is $26.8 million less cash invested in assets under development during the six months ended June 30, 2015 compared to the same period in the prior year.

During the six months ended June 30, 2015, we generated $66.2 million of cash from financing activities compared to $45.7 million during the same period in 2014, which resulted in an increase in available cash of $20.5 million. The increase in cash provided by financing activities is attributable to the following:

•
a decrease in repayments (net of borrowings) on our revolving credit facility and mortgage and construction loans of $254.0 million during the six months ended June 30, 2015 compared to the same period in 2014, offset by a decrease in cash received from common stock offerings during the six months ended June 30, 2015 of $229.3 million compared to the same period in 2014, and

•	an increase in cash distributed to share and unitholders of $9.4 million over the prior year.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.48 per share to our stockholders and unitholders, funds for capital expenditures, fund for our active development projects, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. In June 2014, we completed a follow-on equity offering selling 8.2 million shares of our common stock for net proceeds of approximately $239.4 million, which were used to repay a portion of our revolving credit facility. The offering improved our leverage metrics and provided additional balance sheet capacity to fund two additional 2015 developments and purchase The District on Apache adjacent to Arizona State University for $89.8 million in September 2014. In addition, during November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of senior unsecured notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering programs, additional follow on equity offerings or additional offerings of public unsecured notes.

Distributions for the six months ended June 30, 2015 totaled $34.7 million, or $0.72 per share/unit, compared to cash provided by operations of $45.6 million, or $0.94 per weighted average share/unit.

Based on our closing share price of $31.36 on June 30, 2015, our total enterprise value was $2.3 billion. With net debt (total debt less cash) of $782.0 million as of June 30, 2015, our debt to enterprise value was 33.9% compared to 28.1% as of December 31, 2014. With gross assets of $2.1 billion, which excludes accumulated depreciation of $240.4 million, our debt to gross assets ratio was 37.5% as of June 30, 2015 as compared to 35.1% as of December 31, 2014.

ATM Program

In October 2014, we entered into agreements to establish the ATM Program to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.3 million shares under these distribution agreements during the six months ended June 30, 2015 and received net proceeds of $10.6 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. As of June 30, 2015, the Trust had remaining availability to sell common shares under the ATM Program of $121.0 million.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, along with restrictions on distributions. As of June 30, 2015, we were in compliance with all covenants of the Fifth Amended Revolver and had remaining availability of $362.0 million. The interest rate applicable to the Fifth Amended Revolver was 1.44% at June 30, 2015.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of June 30, 2015, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 6 to the accompanying condensed consolidated financial statements). As of June 30, 2015, the effective interest rate on the Tranche A

Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior Unsecured Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of June 30, 2015, the Operating Partnership was in compliance with all covenants of the Senior Unsecured Notes.

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

During the three months ended June 30, 2015, we completed the acquisition of The Commons on Bridge, which has 51 apartment units consisting of 150 beds serving University of Tennessee in Knoxville, Tennessee for a contract price of $9.7 million. The acquisition was funded from draws on the Fifth Amended Revolver. In addition, we have entered into a binding contract to purchase a 317-bed community adjacent to the University of Colorado at Boulder for $48.8 million, which is expected to close late in the third quarter of 2015.

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

We currently have eight active development projects that we are developing for our ownership with our share of aggregate development costs of $439.6 million. As of June 30, 2015, $217.5 million of the anticipated costs had been funded.

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

Commitments

For the six months ended June 30, 2015, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2014, except for the net increase in debt of $89.5 million (see Note 6 to the accompanying condensed consolidated financial statements). In addition, our contractual interest obligations have declined $11.6 million.

Long-term indebtedness

As of June 30, 2015, 44, or 82%, of our communities were unencumbered by mortgage or construction debt. As of June 30, 2015, the outstanding mortgage and construction debt had a weighted average interest rate of 4.28% and carried an average term to maturity of 2.28 years.

As of June 30, 2015, we had outstanding long-term indebtedness of $662.2 million (net of unamortized debt premium of $1.1 million), which excludes the outstanding balance on our Fifth Amended Revolver.

The scheduled future maturities of this indebtedness as of June 30, 2015 were as follows (in thousands):

Year
Six months ending December 31, 2015	$1,606
2016	59,468
2017	89,657
2018	1,629
2019	116,688
2020	19,574
Thereafter	372,500
Total	661,122
Debt premium	1,067
Outstanding as of June 30, 2015, net of debt premium	$662,189

We also have $138.0 million outstanding under the Fifth Amended Revolver as of June 30, 2015. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date one year subject to certain conditions. The Fifth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of June 30, 2015 was 1.44%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During May 2015, the Board increased the annual dividend target from $1.44 to $1.48 per share/unit to our stockholders and unitholders becoming effective with the August 14, 2015 dividend.

The Board declared a second quarter distribution of $0.37 per share of common stock and per OP Unit for the quarter ended June 30, 2015. The distributions will be paid on August 14, 2015 to stockholders and unitholders of record at the close of business on July 31, 2015.

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

The following summarizes the Operating Partnership's exposure under such guaranties (amounts in thousands):

		June 30, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,471	n/a	$5,868	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,270	8,767	28,135	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	22,082	7,230	11,041	3,615	—	7,230	—	3,615

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2015, $23.3 million had been drawn on the construction loan, of which $4.4 million was attributable to LeylandAlliance LLC; this amount is not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2015, we had fixed rate debt of $389.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $21.7 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $23.6 million increase in the fair value of our fixed rate debt.

As of June 30, 2015, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the six months ended June 30, 2015, our interest costs would have been approximately $1.8 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than effective interest rates on the hedge agreements.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of EROP’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2015, EROP’s disclosure controls and procedures were effective in causing material information relating to EROP to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in EROP’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, EROP’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

During the six months ended June 30, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The general contractor is seeking damages in the amount of $1.6 million plus attorney and other fees. The Trust believes it has meritorious defenses and viable counterclaims against the general contractor. At this time, the Trust cannot predict the outcome of these claims as the matter is in its initial stages. Accordingly, no amounts have been accrued in the Trust’s accompanying condensed consolidated financial statements for these claims.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the six months ended June 30, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were 3,467 shares repurchased during the first quarter of 2015; there were no repurchases during the second quarter of 2015.

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

During the three months ended June 30, 2015, in connection with the DRSPP, we directed the plan administrator to purchase 350 shares of our common stock for $11,752 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the second quarter of 2015. We also directed the plan administrator to purchase 320 shares of our common stock for $10,700 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2015	57	$34.50	—	—
May 1 – 31, 2015	516	$33.59	—	—
June 1 – 30, 2015	97	$31.86	—	—
Total	670	$33.51	—	—
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

Education Realty Trust, Inc.
Date: August 5, 2015	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: August 5, 2015	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1
Executive Employment Agreement between Education Realty Trust, Inc. and Lindsey Mackie, effective as of June 1, 2015. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on May 26, 2015.)(1)

10.2
Second Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust's Quarterly Report on Form 10-Q, filed on May 6, 2015).*

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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2015 and 2014, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).