Form 10-Q
period 2015-09-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2015-11-02
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of October 29, 2015, Education Realty Trust, Inc. had 48,406,179 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2015 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to "EROP" mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of September 30, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
Form 10-Q
For the Quarter Ended September 30, 2015

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Collegiate housing properties, net	$1,798,809	$1,586,009
Assets under development	71,065	120,702
Cash and cash equivalents	14,169	18,385
Restricted cash	10,442	10,342
Other assets	81,870	76,199
Total assets	$1,976,355	$1,811,637

Liabilities:
Mortgage and construction loans, net of unamortized premium	$233,081	$249,637
Unsecured revolving credit facility	221,000	24,000
Unsecured term loans	187,500	187,500
Senior unsecured notes	250,000	250,000
Accounts payable and accrued expenses	92,088	76,869
Deferred revenue	22,699	17,301
Total liabilities	1,006,368	805,307
Commitments and contingencies (see Note 7)	—	—
Redeemable noncontrolling interests	12,450	14,512

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 48,362,091 and 47,999,427 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	484	480
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	996,039	1,034,683
Accumulated deficit	(36,771)	(41,909)
Accumulated other comprehensive loss	(7,894)	(4,465)
Total Education Realty Trust, Inc. stockholders’ equity	951,858	988,789
Noncontrolling interests	5,679	3,029
Total equity	957,537	991,818
Total liabilities and equity	$1,976,355	$1,811,637

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Collegiate housing leasing revenue	$54,725	$47,657	$168,842	$144,677
Third-party development consulting services	490	3,705	1,531	5,264
Third-party management services	865	1,052	2,698	2,856
Operating expense reimbursements	2,109	2,290	6,571	6,492
Total revenues	58,189	54,704	179,642	159,289
Operating expenses:
Collegiate housing leasing operations	28,444	26,920	75,452	70,062
Development and management services	3,019	2,337	8,228	6,964
General and administrative	1,434	3,422	6,632	7,520
Depreciation and amortization	17,828	14,688	49,605	42,928
Ground lease expense	2,938	2,329	7,956	6,162
Loss on impairment of collegiate housing properties	—	953	—	12,734
Reimbursable operating expenses	2,109	2,290	6,571	6,492
Total operating expenses	55,772	52,939	154,444	152,862

Operating income	2,417	1,765	25,198	6,427

Nonoperating (income) expenses:
Interest expense	6,223	4,508	17,615	15,076
Amortization of deferred financing costs	520	516	1,527	1,533
Interest income	(39)	(9,527)	(144)	(9,638)
Gain on insurance settlement	—	(8,133)	—	(8,133)
Loss on extinguishment of debt	—	243	—	892
Total nonoperating expenses (income)	6,704	(12,393)	18,998	(270)
Income (loss) before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	(4,287)	14,158	6,200	6,697
Equity in losses of unconsolidated entities	(427)	(236)	(823)	(370)
Income (loss) before income taxes and gain on sale of collegiate housing properties	(4,714)	13,922	5,377	6,327
Income tax expense	157	910	325	598
Income (loss) before gain on sale of collegiate housing properties	(4,871)	13,012	5,052	5,729
Gain on sale of collegiate housing properties	—	8,421	—	19,322
Net income (loss)	(4,871)	21,433	5,052	25,051
Less: Net income (loss) attributable to the noncontrolling interests	(151)	33	(86)	393
Net income (loss) attributable to Education Realty Trust, Inc.	$(4,720)	$21,400	$5,138	$24,658

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$(4,871)	$21,433	$5,052	$25,051
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	(3,081)	1,343	(3,429)	(2,414)
Comprehensive income (loss)	$(7,952)	$22,776	$1,623	$22,637
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(151)	33	(86)	393
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$(7,801)	$22,743	$1,709	$22,244

Earnings per share information:
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic	$(0.10)	$0.46	$0.11	$0.60
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$(0.10)	$0.45	$0.11	$0.59

Distributions per share of common stock	$0.37	$0.36	$1.09	$1.02

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	48,526	46,767	48,406	41,340
Weighted average common shares outstanding – diluted	48,526	47,113	48,726	41,686

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2013	38,246,718	$383	$814,305	$(88,964)	$—	$4,245	$729,969
Proceeds from issuance of common stock, net of offering costs	9,149,099	91	270,855	—	—	—	270,946
Amortization of restricted stock and long-term incentive plan awards	58,364	1	561	—	—	—	562
Common stock issued to officers and directors	13,384	—	420	—	—	—	420
Cash dividends	—	—	(42,050)	—	—	—	(42,050)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,205	2,205
Purchase of noncontrolling interests	—	—	(6,507)	—	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,775)	—	—	—	(2,775)
Comprehensive income (loss)	—	—	—	24,658	(2,414)	187	22,431
Balance, September 30, 2014	47,467,565	$475	$1,034,809	$(64,306)	$(2,414)	$3,024	$971,588

Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Proceeds from issuance of common stock, net of offering costs	339,557	4	11,699		—	—	11,703
Amortization of restricted stock and long-term incentive plan awards	10,807		1,429		—	—	1,429
Cash dividends	—	—	(52,602)	—	—	(163)	(52,765)
Contributions from noncontrolling interests	—	—	—	—	—	2,913	2,913
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	422	—	—	—	422
Comprehensive income (loss)	—	—	—	5,138	(3,429)	(100)	1,609
Balance, September 30, 2015	48,362,091	$484	$996,039	$(36,771)	$(7,894)	$5,679	$957,537

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$5,052	$25,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,605	42,928
Loss on disposal of assets	—	54
Gain on sale of collegiate housing properties	—	(19,322)
Gain on insurance settlement	—	(8,133)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,596	3,634
Loss on impairment of collegiate housing properties	—	12,734
Loss on extinguishment of debt	—	892
Amortization of deferred financing costs	1,527	1,533
Amortization of unamortized debt premiums	(632)	(598)
Distributions of earnings from unconsolidated entities	233	52
Noncash compensation expense related to stock-based incentive awards	2,032	1,775
Equity in losses of unconsolidated entities	823	370
Change in operating assets and liabilities (net of acquisitions)	4,001	10,310
Net cash provided by operating activities	66,237	71,280

Investing activities:
Property acquisitions	(57,876)	(132,202)
Purchase of corporate assets	(728)	(759)
Restricted cash	(100)	(1,229)
Insurance proceeds received on property losses	—	2,129
Investment in collegiate housing properties	(11,517)	(14,676)
Proceeds from sale of collegiate housing properties	—	69,000
Notes receivable	(2,069)	(250)
Repayment on notes receivable	—	18,000
Earnest money deposits	(335)	—
Investment in assets under development	(138,165)	(177,847)
Distributions from unconsolidated entities	692	—
Investments in unconsolidated entities	(575)	(8,342)
Net cash used in investing activities	(210,673)	(246,176)

See accompanying notes to the condensed consolidated financial statements.

	Nine Months Ended September 30,
	2015	2014
Financing activities:
Payment of mortgage and construction notes	(67,799)	(95,720)
Borrowings under mortgage and construction loans	51,875	9,751
Borrowings on unsecured term loan	—	187,500
Debt issuance costs	(756)	(2,183)
Debt extinguishment costs	—	(446)
Borrowings on line of credit	199,000	344,000
Repayments of line of credit	(2,000)	(490,900)
Proceeds from issuance of common stock	10,881	271,461
Payment of offering costs	(221)	(514)
Purchase and return of equity to noncontrolling interests	—	(10,138)
Contributions from noncontrolling interests	2,936	2,205
Dividends and distributions paid to common and restricted stockholders	(52,602)	(42,050)
Dividends and distributions paid to noncontrolling interests	(881)	(800)
Repurchases of common stock for payments of restricted stock tax withholding	(213)	(921)
Net cash provided by financing activities	140,220	171,245
Net decrease in cash and cash equivalents	(4,216)	(3,651)
Cash and cash equivalents, beginning of period	18,385	22,073
Cash and cash equivalents, end of period	$14,169	$18,422

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$15,561	$19,939
Income taxes paid	$32	$121

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$960	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$21,371	$7,670

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Collegiate housing properties, net	$1,798,809	$1,586,009
Assets under development	71,065	120,702
Cash and cash equivalents	14,169	18,385
Restricted cash	10,442	10,342
Other assets	81,870	76,199
Total assets	$1,976,355	$1,811,637

Liabilities:
Mortgage and construction loans, net of unamortized premium	$233,081	$249,637
Unsecured revolving credit facility	221,000	24,000
Unsecured term loans	187,500	187,500
Senior unsecured notes	250,000	250,000
Accounts payable and accrued expenses	92,088	76,869
Deferred revenue	22,699	17,301
Total liabilities	1,006,368	805,307
Commitments and contingencies (see Note 7)	—	—
Redeemable limited partner units	7,850	10,081
Redeemable noncontrolling interests	4,600	4,431

Partners' capital:
General partner - 6,920 units outstanding as of September 30, 2015 and December 31, 2014, respectively	184	191
Limited partners - 48,355,171 and 47,992,507 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	959,568	993,063
Accumulated other comprehensive loss	(7,894)	(4,465)
Total partners' capital	951,858	988,789
Noncontrolling interests	5,679	3,029
Total partners' capital	957,537	991,818
Total liabilities and partners' capital	$1,976,355	$1,811,637

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Collegiate housing leasing revenue	$54,725	$47,657	$168,842	$144,677
Third-party development consulting services	490	3,705	1,531	5,264
Third-party management services	865	1,052	2,698	2,856
Operating expense reimbursements	2,109	2,290	6,571	6,492
Total revenues	58,189	54,704	179,642	159,289
Operating expenses:
Collegiate housing leasing operations	28,444	26,920	75,452	70,062
Development and management services	3,019	2,337	8,228	6,964
General and administrative	1,434	3,422	6,632	7,520
Depreciation and amortization	17,828	14,688	49,605	42,928
Ground lease expense	2,938	2,329	7,956	6,162
Loss on impairment of collegiate housing properties	—	953	—	12,734
Reimbursable operating expenses	2,109	2,290	6,571	6,492
Total operating expenses	55,772	52,939	154,444	152,862

Operating income	2,417	1,765	25,198	6,427

Nonoperating (income) expenses:
Interest expense	6,223	4,508	17,615	15,076
Amortization of deferred financing costs	520	516	1,527	1,533
Interest income	(39)	(9,527)	(144)	(9,638)
Gain on insurance settlement	—	(8,133)	—	(8,133)
Loss on extinguishment of debt	—	243	—	892
Total nonoperating expenses (income)	6,704	(12,393)	18,998	(270)
Income (loss) before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	(4,287)	14,158	6,200	6,697
Equity in losses of unconsolidated entities	(427)	(236)	(823)	(370)
Income (loss) before income taxes and gain on sale of collegiate housing properties	(4,714)	13,922	5,377	6,327
Income tax expense	157	910	325	598
Income (loss) before gain on sale of collegiate housing properties	(4,871)	13,012	5,052	5,729
Gain on sale of collegiate housing properties	—	8,421	—	19,322
Net income (loss)	(4,871)	21,433	5,052	25,051
Less: Net income (loss) attributable to the noncontrolling interests	(133)	(103)	(119)	136
Net income (loss) attributable to Education Realty Operating Partnership	$(4,738)	$21,536	$5,171	$24,915

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$(4,871)	$21,433	$5,052	$25,051
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	(3,081)	1,343	(3,429)	(2,414)
Comprehensive income (loss)	(7,952)	22,776	1,623	22,637
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(133)	(103)	(119)	136
Comprehensive income (loss) attributable to unitholders	$(7,819)	$22,879	$1,742	$22,501

Earnings per unit information:
Net income (loss) attributable to unitholders – basic and diluted	$(0.10)	$0.46	$0.11	$0.60

Weighted average units outstanding:
Weighted average units outstanding – basic	48,775	47,044	48,657	41,617
Weighted average units outstanding – diluted	48,775	47,113	48,726	41,686

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2013	6,920	$190	38,239,798	$725,534	$—	$4,245	$729,969
Vesting of restricted stock and restricted stock units	—	—	13,384	420	—	—	420
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	9,149,099	270,946	—	—	270,946
Amortization of restricted stock and long-term incentive plan awards	—	—	58,364	562	—	—	562
Distributions	—	(7)	—	(42,043)	—	—	(42,050)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,205	2,205
Purchase of noncontrolling interests	—	—	—	(6,507)	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,775)	—	—	(2,775)
Comprehensive income (loss)	—	10	—	24,648	(2,414)	187	22,431
Balance, September 30, 2014	6,920	$193	47,460,645	$970,785	$(2,414)	$3,024	$971,588

Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Vesting of restricted stock and restricted stock units	—	—	12,300	408	—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	339,557	11,703	—	—	11,703
Amortization of restricted stock and long-term incentive plan awards	—	—	10,807	1,429	—	—	1,429
Distributions	—	(8)	—	(52,594)	—	(163)	(52,765)
Contributions from noncontrolling interests	—	—	—	—	—	2,913	2,913
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	422	—	—	422
Comprehensive income (loss)	—	1	—	5,137	(3,429)	(100)	1,609
Balance, September 30, 2015	6,920	$184	48,355,171	$959,568	$(7,894)	$5,679	$957,537

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$5,052	$25,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,605	42,928
Loss on disposal of assets	—	54
Gain on sale of collegiate housing properties	—	(19,322)
Gain on insurance settlement	—	(8,133)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,596	3,634
Loss on impairment of collegiate housing properties	—	12,734
Loss on extinguishment of debt	—	892
Amortization of deferred financing costs	1,527	1,533
Amortization of unamortized debt premiums	(632)	(598)
Distributions of earnings from unconsolidated entities	233	52
Noncash compensation expense related to stock-based incentive awards	2,032	1,775
Equity in losses of unconsolidated entities	823	370
Change in operating assets and liabilities (net of acquisitions)	4,001	10,310
Net cash provided by operating activities	66,237	71,280

Investing activities:
Property acquisitions	(57,876)	(132,202)
Purchase of corporate assets	(728)	(759)
Restricted cash	(100)	(1,229)
Insurance proceeds received on property losses	—	2,129
Investment in collegiate housing properties	(11,517)	(14,676)
Proceeds from sale of collegiate housing properties	—	69,000
Notes receivable	(2,069)	(250)
Repayment on notes receivable	—	18,000
Earnest money deposits	(335)	—
Investment in assets under development	(138,165)	(177,847)
Distributions from unconsolidated entities	692	—
Investments in unconsolidated entities	(575)	(8,342)
Net cash used in investing activities	(210,673)	(246,176)

Financing activities:
Payment of mortgage and construction notes	(67,799)	(95,720)
Borrowings under mortgage and construction loans	51,875	9,751
Borrowings on unsecured term loan	—	187,500
Debt issuance costs	(756)	(2,183)
Debt extinguishment costs	—	(446)
Borrowings on line of credit	199,000	344,000

See accompanying notes to the condensed consolidated financial statements.

	Nine Months Ended September 30,
	2015	2014
Repayments of line of credit	(2,000)	(490,900)
Proceeds from issuance of common units in exchange for contributions	10,881	271,461
Payment of offering costs	(221)	(514)
Purchase and return of equity to noncontrolling interests	—	(10,138)
Contributions from noncontrolling interests	2,936	2,205
Distributions paid on unvested restricted stock and long-term incentive plan awards	(138)	(52)
Distributions paid to unitholders	(52,464)	(41,998)
Distributions paid to noncontrolling interests	(881)	(800)
Repurchases of units for payments of restricted stock tax withholding	(213)	(921)
Net cash provided by financing activities	140,220	171,245
Net decrease in cash and cash equivalents	(4,216)	(3,651)
Cash and cash equivalents, beginning of period	18,385	22,073
Cash and cash equivalents, end of period	$14,169	$18,422

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$15,561	$19,939
Income taxes paid	$32	$121

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$960	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$21,371	$7,670

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of September 30, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of September 30, 2015, the Trust had $11.3 million cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes resident security deposits, as required by law in certain states, and escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 5), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. As of September 30, 2015 and December 31, 2014, the outstanding balance was $0.5 million and $0.4 million, respectively. The loan is secured by CPA's interest in the joint venture.

On March 20, 2015, the Trust provided a $1.7 million promissory loan to Concord Eastridge, Inc, the Trust's partner in the joint venture at Roosevelt Point, at an interest rate equal to 2% plus London InterBank Offered Rate ("LIBOR") per annum compounded monthly and a maturity date of March 1, 2017. The loan is secured by Concord Eastridge's interest in the joint venture. As of September 30, 2015, $1.7 million was outstanding.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Only dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The four property dispositions during the nine months ended September 30, 2014 did not qualify for treatment as discontinued operations.

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

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program ("ATM Program") authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.3 million shares under these distribution agreements during the nine months ended September 30, 2015 and received net proceeds of $10.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline and for general corporate purposes.

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

Debt premiums

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of September 30, 2015 and December 31, 2014, net unamortized debt premiums totaled $0.9 million and $1.5 million, respectively. These amounts are included in mortgage and construction loans in the accompanying condensed consolidated balance sheets.

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

The Trust had no unrecognized tax benefits as of September 30, 2015 and December 31, 2014. The Trust and its subsidiaries file federal and state income tax returns. As of September 30, 2015, open tax years generally included tax years for 2012, 2013 and 2014. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. As of September 30, 2015 and December 31, 2014, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is not subject to amortization, but is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through September 30, 2015. The carrying value of goodwill was $3.1 million as of September 30, 2015 and December 31, 2014, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.3 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively.

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

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to supplement the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred cost ratably over the term of the line of credit. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with retrospective application required. The Trust is currently evaluating the provisions of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Trust is currently evaluating the provisions of this guidance.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2015 Acquisitions

During the nine months ended September 30, 2015, the Trust completed the following two collegiate housing property acquisitions:

		Acquisition			Contract Price
Name	Primary University Served	Date	# of Beds	# of Units	(in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	Sept 2015	317	84	$48,800

Combined acquisition costs for these purchases were $0.2 million and are included in general and administrative expenses in the accompanying condensed statements of income and comprehensive income for the nine months ended September 30, 2015. The Trust funded these acquisitions with proceeds from draws on the Fifth Amended Revolver (as defined in Note 6).

Due to the timing of the completion of the acquisition of The Province at Boulder, work is still ongoing to determine the fair value of the assets and liabilities as of the acquisition date, and as a result, the following amounts are preliminary. Below is the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	The Commons on Bridge	The Province at Boulder	Total
Collegiate housing properties	$9,624	$48,522	$58,146
In-place leases	76	278	354
Other assets	5	85	90
Current liabilities	(338)	(376)	(714)
Total net assets acquired	$9,367	$48,509	$57,876

The $0.6 million difference between contracted price of $58.5 million and the net assets above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In conjunction with the acquisition of the The Province at Boulder, the Trust entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allows us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediary is the legal owner of the property; however, the Trust controls the activities that most significantly impact the property and retains all of the economic benefits and risks associated with the property. Therefore, at the date of the acquisition, it was determined that the Trust was the primary beneficiary of this VIE and consolidated the property and its operations as of the respective acquisition date. As of September 30, 2015, this VIE had total assets of $49.0 million, no significant liabilities, and no significant cash flows.

The unaudited pro forma information had the acquisition date been January 1, 2014 is as follows (in thousands, except per share and per unit amounts):

	Nine months ended September 30,
	2015	2014
Total revenue	$182,238	$160,311
Net income attributable to the Trust	$6,210	$24,767
Net income attributable to common shareholders - basic	$0.13	$0.60
Net income attributable to common shareholders - diluted	$0.13	$0.59

Net income attributable to EROP	$6,248	$25,024
Net income attributable to unitholders - basic and diluted	$0.13	$0.60

2014 Acquisitions

During the year ended December 31, 2014, the following collegiate housing property acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

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

The unaudited pro forma information had the acquisition date been January 1, 2013 is as follows (in thousands, except per share and per unit amounts):

Nine months ended September 30, 2014
Total revenue (1)	$165,458
Net income attributable to the Trust (1)	$28,383
Net income attributable to common shareholders - basic	$0.69
Net income attributable to common shareholders - diluted	$0.68

Net income attributable to EROP (1)	$28,664
Net income attributable to unitholders - basic and diluted	$0.69
(1) As the 109 Tower opened for 2014/2015 lease year, the supplemental pro forma revenue and net income for the period between January 1, 2014 to September 30, 2014 only includes its operations from the date it opened.

Development of collegiate housing properties

During the nine months ended September 30, 2015, the Trust developed the following communities which opened during the 2015/2016 lease year. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of September 30, 2015 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of September 30, 2015	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2015		Three months ended September 30, 2015
Woodland Glen III, IV & V	University of Kentucky	1,610	$102,991	$353	$2,414	$163	$558
The Oaks on the Square - Phase IV	University of Connecticut	391	44,005	301	633	193	228
The Retreat at Louisville (1)	University of Louisville	656	43,923	176	568	60	186
Total - owned communities		2,657	190,919	830	3,615	416	972
Georgia Heights (2)	University of Georgia	292	51,227	216	273	89	54
Total joint ventures		292	51,227	216	273	89	54
Total		2,949	$242,146	$1,046	$3,888	$505	$1,026
(1) In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC ("Landmark") to develop, own and manage cottage-style collegiate housing property adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture.
(2) In 2013, the Trust entered into an agreement to develop, own and manage a mixed-use development adjacent to the main entrance of the University of Georgia. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community. The Trust does not consolidate the joint venture and its investment in the community of $10.5 million and $10.2 million as of September 30, 2015 and December 31, 2014, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

During 2014, the Trust developed the following communities which opened during the 2014/2015 lease year. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of December 31, 2014 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2014	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2014		Three months ended September 30, 2014
The Lotus (1)	University of Colorado	195	$27,800	$131	$254	$34	$81
Haggin Hall (2)	University of Kentucky	396	23,840	121	319	60	110
Champions Court I (2)	University of Kentucky	740	47,368	145	778	81	233
Champions Court II (2)	University of Kentucky	427	24,329	96	405	20	123
Woodland Glen I & II (2)	University of Kentucky	818	45,730	146	714	80	222
605 West (3)	Duke University	384	45,258	84	607	12	174
The Oaks on the Square - Phase III (4)	University of Connecticut	116	12,482	124	156	73	44
Total owned communities		3,076	226,807	847	3,233	360	987

The Marshall (5)	University of Minnesota	994	93,976	96	383	27	110
Total joint ventures		994	93,976	96	383	27	110
Total		4,070	$320,783	$943	$3,616	$387	$1,097
(1) In November 2011, the Trust purchased a collegiate housing property near the University of Colorado, Boulder ("The Lotus"). The Trust developed additional housing on the existing land, which opened for the 2014/2015 lease year.
(2) In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. This project will be financed through the ONE PlanSM. Phase I opened in August 2013 and Phase II, which includes these communities, opened for the 2014-2015 lease year. The third phase opened in August 2015.
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
(4) In 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into additional agreements to develop the third and fourth phases of the project. The third phase opened in August 2014 and the fourth phase opened in August 2015.
(5) In 2012, Trust entered into an agreement to develop, own and manage a mixed-use development located two blocks from University of Minnesota. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community, which opened in August 2014. The Trust does not consolidated the joint venture and its investment in the community of $17.2 million and $18.4 million as of September 30, 2015 and December 31, 2014, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

The following represents a summary of active developments as of September 30, 2015, including development costs and costs capitalized (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of September 30, 2015	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2015		Three months ended September 30, 2015
Limestone Park I & II	University of Kentucky	1,141	$39,571	$276	$586	$82	$283
Retreat at Oxford - Phase II	University of Mississippi	350	8,998	44	112	14	59
University Flats	University of Kentucky	771	5,752	161	27	87	25
Honors College	University of Kentucky	350	307	—	—	—	—
Boise State University	Boise State University	656	173	26	—	26	—
Retreat at Blacksburg - Phase I & II	Virginia Tech	829	15,563	79	56	74	56
Total active projects under development		4,097	$70,364	$586	$781	$283	$423

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the nine months ended September 30, 2014, the Trust sold four owned off-campus communities: College Station at W. Lafayette, the Reserve on West 31st, the Pointe West, and the Reserve on South College, containing an aggregate of 2,736 beds for a combined sales price of approximately $71.7 million, resulting in total net proceeds of approximately $52.2 million, after payoffs of mortgage debt of $16.7 million and closing costs. The net income attributable to these properties is included in operations in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2014. The Trust recognized a $19.3 million gain on these dispositions.

5. Investments in unconsolidated entities

As of September 30, 2015 and December 31, 2014, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the Trust's unconsolidated joint ventures for the nine months ended September 30, 2015 and 2014 (in thousands):

Results of Operations of Unconsolidated Entities: For the nine months ended September 30,	2015	2014
Revenues	$26,776	$22,006
Net loss	$(1,766)	$(1,246)
Equity in losses of unconsolidated entities	$(823)	$(370)

As of September 30, 2015 and December 31, 2014, the Trust had $28.5 million and $29.5 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of

September 30, 2015 and December 31, 2014, liabilities are recorded totaling $1.9 million and $1.7 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage. As of September 30, 2015, the interest rate applicable to the Fifth Amended Revolver was 1.45%. As of September 30, 2015, the outstanding balance under the Fifth Amended Revolver was $221.0 million, thus, our remaining availability was $279.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of September 30, 2015, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of September 30, 2015, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of September 30, 2015, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30%

plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior unsecured notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration statement. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Unsecured Notes will mature on December 1, 2024. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2015, the Operating Partnership was in compliance with all covenants of the Senior Unsecured Notes.

Mortgage and construction debt

As of September 30, 2015 and December 31, 2014, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at
Property	September 30, 2015	December 31, 2014	Interest Rate at September 30, 2015		Interest Rate Type	Initial Maturity Date
Various Communities(1)	$21,417	$21,696	5.67%		Fixed	1/1/2020
Various Communities(2)	54,793	55,523	6.02%		Fixed	1/1/2019
Various Communities(3)	15,920	16,137	5.45%		Fixed	1/1/2017
Master Secured Credit Facility	92,130	93,356	5.84%	(4)

The Suites at Overton Park	23,844	24,216	4.16%	(5)	Fixed	4/1/2016	(5)
The Centre at Overton Park	22,440	22,697	5.60%	(5)	Fixed	1/1/2017	(5)
University Towers	33,825	34,000	2.35%	(6)	Variable	7/1/2016	(6)
Mortgage Debt	80,109	80,913	3.80%	(4)

The Retreat at Louisville	33,942	8,114	2.26%	(7)	Variable	8/1/2017	(7)
The Varsity	—	32,420	n/a
The Oaks on the Square - Phase IV	25,571	—	2.21%	(8)	Variable	10/20/2017	(8)
The Retreat at Blacksburg	475	—	2.24%	(9)	Variable	2/4/2019
Roosevelt Point	—	33,348	n/a
Construction Loans	59,988	73,882	2.24%	(4)

Total debt / weighted average rate	232,227	248,151	4.20%	(4)
Unamortized premium	854	1,486
Total net of unamortized premium	233,081	249,637
Less current portion	(58,185)	(68,675)
Total long-term debt, net of current portion	$174,896	$180,962
(1) As of September 30, 2015 and December 31, 2014, the following properties secured this note: The Reserve at Saluki Pointe and River Pointe.

(2)	As of September 30, 2015 and December 31, 2014, the following properties secured this note: The Reserve at Athens, The Reserve at Perkins, The Commons at Knoxville and The Reserve on Stinson.

(3)	As of September 30, 2015 and December 31, 2014, The Reserve at Columbia secured this note.
(4) Represents the weighted average interest rate as of September 30, 2015.
(5) In connection with the acquisitions of The Suites at Overton Park and The Centre at Overton Park during 2012, the Trust assumed fixed-rate mortgage debt. If no event of default occurs, the Trust has the option to extend the maturity dates for one year at a base rate plus a margin of 2.5%. Principal and interest are repaid monthly on these loans.
(6) The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and was interest only through July 1, 2015. The loan may be extended for two 12-month periods, provided that the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.
(7) During 2014, the Trust entered into a $35.7 million construction loan related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Operating Partnership is the majority owner and will manage the community following its completion. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only through August 1, 2017. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.
(8) During 2014, the Operating Partnership entered into a construction loan of $38.0 million related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00% margin and is interest only through October 20, 2017. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.
(9) During 2015, the Operating Partnership entered into a construction loan of $49.6 million related to the development of a jointly owned cottage-style community located in Blacksburg, Virginia (The Retreat at Blacksburg). The Operating Partnership is the majority owner and will manage the community following its completion. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only through February 4, 2019. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

Master Secured Credit Facility

The Operating Partnership has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Operating Partnership was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of September 30, 2015.

Mortgage debt

All mortgage loans contain customary financial covenants, such as minimum debt service ratios. As of September 30, 2015, the Operating Partnership was in compliance with all covenants.

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

All constructions loans contain customary financial covenants, such as minimum debt service ratios. As of September 30, 2015, the Operating Partnership was in compliance with all covenants.

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of September 30, 2015 are as follows (in thousands):

Year
2015 (three months ending December 31, 2015)	$818
2016	59,468
2017	98,575
2018	1,629
2019	117,163
2020	19,574
Thereafter	372,500
Total	669,727
Debt premium	854
Outstanding as of September 30, 2015, net of debt premium	$670,581

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		September 30, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,386	n/a	$5,847	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,575	8,767	28,288	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	26,121	7,230	13,061	3,615	—	7,230	—	3,615

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of September 30, 2015, $30.9 million had been drawn on the construction loan, of which $5.4 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s condensed consolidated financial condition or results of operations.

During the six months ended June 30, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The general contractor is seeking damages in the amount of $1.6 million plus attorney and other fees. Since that time, the federal suit was dismissed; and, the subsidiary of the Trust is involved in ongoing arbitration proceedings. The Trust has accrued an estimate of costs to settle such claims in the condensed consolidated financial statements; however, the Trust continues to vigorously defend this matter and believes it has viable counterclaims.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of September 30, 2015 and December 31, 2014, the Trust had reimbursable predevelopment costs of $1.8 million and $1.7 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of September 30, 2015, EROP had entered into four joint venture agreements to develop, own and manage properties near: Arizona State University - Downtown Phoenix (Roosevelt Point), Duke University (605 West), The University of Louisville (The Retreat at Louisville) and Virginia Tech (The Retreat at Blacksburg). EROP is deemed to be the primary beneficiary of these communities; therefore, EROP accounts for the joint ventures using the consolidation method of accounting.

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

EROP's joint venture partner's investments in the Arizona State University - Downtown Phoenix joint venture, The University of Louisville joint venture and the Virginia Tech joint venture are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income.

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

The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as noncontrolling interests. EROP follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of September 30, 2015, there were 69,086 University Towers Operating Partnership Units outstanding.

The following table sets forth activity with the redeemable noncontrolling interests for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Beginning balance	$4,431	$2,359
Net loss	(19)	(55)
Contributions from redeemable noncontrolling interests	26	—
Adjustments to report redeemable noncontrolling interests at fair value	496	1,765
Distributions	(334)	(518)
Ending balance	$4,600	$3,551

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2015 and 2014, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Redeemable Limited Partner Units: The OP Units that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder is classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2015 and 2014, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost.

During the nine months ended September 30, 2015, 25,000 OP Units were redeemed for 25,000 shares of common stock. As of September 30, 2015, there were 249,317 OP Units outstanding.

Below is a table summarizing the activity of redeemable limited partners' unit for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Beginning balance	$10,081	$7,512
Net income	33	261
Distributions	(386)	(282)
Redemption of operating partnership units	(960)	—
Adjustments to report redeemable limited partner units at fair value	(918)	1,010
Ending balance	$7,850	$8,501

The Trust

The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at Roosevelt Pointe, The Retreat at Louisville and Virginia Tech, as discussed above, which are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets.

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

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorizes the grant of the 105,000 shares that remained available for grant under the 2004 plan, as well as 1,049,167 additional shares. As of September 30, 2015, the Trust had 652,356 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Restricted stock is generally taxed at the time of vesting. As of September 30, 2015 and December 31, 2014, unearned compensation related to restricted stock totaled $0.4 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2015 and 2014, compensation expense of $0.3 million and $0.5 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. During the three months ended September 30, 2015 and 2014, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

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

On January 1, 2014, the Trust granted 102,297 performance vested RSUs to executives and key employees under the 2014 LTIP described above. As of September 30, 2015 and December 31, 2014, unearned compensation related to RSUs totaled $0.9 million and $1.5 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2015 and 2014, compensation expense of $0.7 million and $1.0 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. During the three months ended September 30, 2015 and 2014, compensation expense of $0.2 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2015, 8,754 fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2012.

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

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statement of income and comprehensive income related to the LTIP Units was $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, unearned compensation related to LTIP Units totaled $2.3 million, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2015 and 2014 was $1.6 million and $1.7 million, respectively. Total stock-based compensation recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2015 and 2014 was $0.6 million for both periods.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2015 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards		Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014	46,810	(1)	$27.94	146,911		$20.58	—	$—
Granted	—		—	—		—	155,778	18.83
Vested	(17,774)		27.76	—	(2)	—	—	—
Surrendered	(3,467)		29.72	—		—	—	—
Outstanding as of September 30, 2015	25,569	(1)	$28.32	146,911		$20.58	155,778	$18.83
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

10. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2015, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $3.2 million is estimated to be reclassified to earnings as an increase to interest expense. As of September 30, 2015 and December 31, 2014, the fair value of the derivatives is a liability of $7.9 million and $4.5 million, respectively, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2015 and 2014 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2015	Interest rate contracts	$(6,121)	Interest expense	$2,691
2014	Interest rate contracts	$(5,021)	Interest expense	$2,607

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2015 and 2014 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2015	Interest rate contracts	$(3,985)	Interest expense	$903
2014	Interest rate contracts	$423	Interest expense	$919

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

As of September 30, 2015 and December 31, 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $8.2 million and $4.7 million, respectively. As of September 30, 2015, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $8.3 million.

11. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
Numerator - basic and diluted earnings per share:
Net income (loss) attributable to common shareholders	$(4,720)		$21,400	$5,138		$24,658

Denominator:
Basic weighted average shares of common stock outstanding	48,526		46,767	48,406		41,340
OP Units (1)	—		277	251	(2)	277
University Towers Operating Partnership Units	—		69	69		69
Diluted weighted average shares of common stock outstanding	48,526	(3)	47,113	48,726		41,686

Earnings per share - basic:
Net income (loss) attributable to common shareholders	$(0.10)		$0.46	$0.11		$0.60

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Earnings per share - diluted:
Net income (loss) attributable to common shareholders	$(0.10)	$0.45	$0.11	$0.59

Distributions declared per common share	$0.37	$0.36	$1.09	$1.02
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
(3) For the three months ended September 30, 2015, diluted weighted average shares of common stock does not include 249,317 OP Units and 69,086 University Towers Operating Partnership Units because their inclusion would be anti-dilutive.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015	2014
Numerator - basic and diluted earnings per unit:
Net income (loss) attributable to unitholders	$(4,738)		$21,536	$5,171	$24,915

Denominator:
Weighted average units outstanding	48,370		46,767	48,269	41,340
Redeemable Operating Partnership units	249		277	251	277
LTIP units	156		—	137	—
Weighted average units outstanding - basic	48,775		47,044	48,657	41,617

Redeemable University Towers Operating Partnership Units	—	(1)	69	69	69
Weighted average units outstanding - diluted	48,775		47,113	48,726	41,686

Earnings per unit - basic and diluted:
Net income (loss) attributable to unitholders	$(0.10)		$0.46	$0.11	$0.60

Distributions declared per unit	$0.37		$0.36	$1.09	$1.02
(1) For the three months ended September 30, 2015, diluted weighted average shares of common stock does not include 69,086 University Towers Operating Partnership Units because their inclusion would be anti-dilutive.

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

One non-financial asset was impaired during the year ended December 31, 2014 and has remained on the accompanying condensed consolidated balance sheet as of September 30, 2015. The asset was written down to $15.0 million and the valuation was classified within Level 2 of the fair value hierarchy.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of September 30, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
September 30, 2015:
Derivative financial instruments (liability position)	$7,894	$—	$7,894	$—
Deferred compensation plan assets	364	364	—	—

December 31, 2014:
Derivative financial instruments (liability position)	$4,465	$—	$4,465	$—
Deferred compensation plan assets	520	520	—	—

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

The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$2,167	$—	$2,100	$—
Senior unsecured notes	250,000	—	246,938	—
Unsecured revolving credit facility	221,000	—	221,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	93,814	—	93,814	—
Fixed rate mortgage and construction loans	138,414	—	153,393	—

	December 31, 2014
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$375	$—	$318	$—
Senior unsecured notes	250,000	—	234,583	—
Unsecured revolving credit facility	24,000	—	24,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,882	—	107,882	—
Fixed rate mortgage and construction loans	140,270	—	154,542	—

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

The following table represents the Trust’s segment information for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$54,725	$47,657	$168,842	$144,677
Collegiate housing leasing operations	28,444	26,920	75,452	70,062
Net operating income	$26,281	$20,737	$93,390	$74,615
Total segment assets at end of period (1)	$1,907,740	$1,750,705	$1,907,740	$1,750,705

Development Consulting Services:
Third-party development consulting services	$490	$1,124	$1,531	$2,683
General and administrative	975	692	2,344	1,922
Net operating income (loss)	$(485)	$432	$(813)	$761
Total segment assets at end of period(2)	$4,317	$4,941	$4,317	$4,941

Management Services:
Third-party management services	$865	$1,052	$2,698	$2,856
General and administrative	648	630	2,119	1,933
Net operating income	$217	$422	$579	$923
Total segment assets at end of period(2)	$11,110	$9,106	$11,110	$9,106

Reconciliations:
Segment revenue	$56,080	$49,833	$173,071	$150,216
Operating expense reimbursements	2,109	2,290	6,571	6,492
Eliminations / adjustments (3)	—	2,581	—	2,581
Total segment revenues	$58,189	$54,704	$179,642	$159,289

Segment operating expenses	$30,067	$28,242	$79,915	$73,917
Reimbursable operating expenses	2,109	2,290	6,571	6,492
Total segment operating expenses	$32,176	$30,532	$86,486	$80,409

Segment net operating income	$26,013	$24,172	$93,156	$78,880
Other unallocated general and administrative expenses	(2,830)	(4,437)	(10,397)	(10,629)
Depreciation and amortization	(17,828)	(14,688)	(49,605)	(42,928)
Ground lease	(2,938)	(2,329)	(7,956)	(6,162)
Loss on impairment of collegiate housing properties	—	(953)	—	(12,734)
Nonoperating income (expenses)	(6,704)	12,393	(18,998)	270
Equity in losses of unconsolidated entities	(427)	(236)	(823)	(370)
Income (loss) before income taxes and gain on sale of collegiate housing properties	$(4,714)	$13,922	$5,377	$6,327
(1) The increase in segment assets related to the collegiate housing segment during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is primarily related to the opening of five new communities, two property acquisitions and continued development of seven communities for ownership by the Trust.
(2) Total segment assets also include goodwill of $2,149 related to management services and $921 related to development consulting services.
(3) In 2014, the eliminations / adjustments to segment revenues (specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park at Johns Hopkins to total revenues. The related revenue was recognized in the accompanying consolidated financial statements during 2014, but was recognized in segment revenues in prior periods.

14. Subsequent events

On October 15, 2015, the Board declared a third quarter distribution of $0.37 per share of common stock and OP Unit for the quarter ended on September 30, 2015. The distributions will be paid on November 13, 2015 to stockholders of record at the close of business on October 30, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as risks, uncertainties and other factors discussed in this Report and other documents filed by us with the Securities Exchange Commission ("SEC"). Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the nine months ended September 30, 2015.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. In addition, several of our properties (University Towers, The Berk, University Village on Colvin and all of the University of Kentucky properties) operate under nine or 10 month leases. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In 2015 and 2014, approximately 74.3% and 72.2%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2015, revenue from our development consulting services represented 0.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the nine months ended September 30, 2015, revenue from our management services segment represented 1.5% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. However, in the markets we serve, we expect the pace of new supply growth in 2016 to decline 20% from the pace in 2015. We are projecting a 1.8% increase in supply in 2016, which slightly outpacing enrollment growth in our markets where the three-year compounded annual enrollment growth rate is 1.5%. We also believe that enrollment growth alone does not reflect total demand as there is pent-up demand that exists for new, purpose-built student housing product, where students are moving out of old, outdated housing, and into newer communities with more amenities. This is evidenced by the 4% growth in same-community revenue we achieved in our 2014-2015 leasing cycle and 3.8% growth we achieved for the current 2015-2016 leasing cycle, as well as other market data. As a result, we believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 4.2% over the last six years, has not changed significantly.

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

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. For the nine months ended September 30, 2015, same-community revenue per occupied bed increased to $713 and same-community physical occupancy increased to 91.8%, compared to same-community revenue per occupied bed of $680 and same-community physical occupancy of 90.0% for the nine months ended September 30, 2014. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2015-2016 lease term with a 3.8% increase in rental revenue. Opening occupancy was up 40 basis points to 97.0% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2015-2016 lease term with an average occupancy of 95.5%.

Development consulting services

For the nine months ended September 30, 2015 and 2014, third-party development revenue was $1.5 million and $2.7 million (excluding $2.6 million of previously deferred revenue recognized relating to the participating project at the Science + Technology Park at Johns Hopkins in 2014), respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and the volume of true third-party fee development contracts to be stagnant. We are currently providing third-party development services to Clarion University of Pennsylvania, with the first phase of the project for collegiate housing delivered in August 2015, the second phase of the project for collegiate housing scheduled to deliver in December 2015 and a third phase of the project for other capital improvements scheduled to deliver in the summer of 2016. We are also currently providing third-party development services with a project under construction at the University of California, Berkeley - Bowles Hall. Construction is scheduled to begin on another third-party development at East Stroudsburg University - Pennsylvania Phase II in the spring of 2016.

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have fourteen ONE PlanSM projects representing nineteen communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. Phase I of the UK Campus Revitalization Plan, with 601 total beds, opened in August 2013 100% leased. Phase II, which includes five communities with 2,381 beds and a total project cost of approximately $138.0 million, opened in August 2014 with all beds leased. Phase III, which includes three communities with 1,610 beds for a total cost of $101.2 million, opened in August 2015. Construction on the 2016 deliveries is on-track to deliver 1,141 beds for a total cost of $83.9 million. We are also working on planning and development of the 2017 deliveries at UK, which includes a $74.0 million delivery for 771 beds and a recently awarded delivery for an Honors College. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe this declining state support for higher education is the norm rather than the exception. These external factors provide a great opportunity for EdR. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as additional universities investigate this type of structure to replace their aging on-campus housing stock.

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

General and administrative costs

General and administrative costs for the nine months ended September 30, 2015 and 2014 were $6.2 million (excluding development pursuit costs and acquisition costs of $0.4 million) and $6.1 million (excluding development pursuit costs and acquisition costs of $1.4 million), respectively, an increase of $0.1 million, or 1.3%. We expect general and administrative costs to increase for the remainder of 2015 and going forward due to our growth in assets and revenue.

Asset repositioning and capital recycling

Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. Since 2009, we have acquired $873 million of collegiate housing communities, completed $674 million of developments and disposed of $378 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.10 miles and increased our average rental rate to $726. Currently, 77% of our beds and 83% of our community net operating income ("NOI") are located on or pedestrian to campus.

In the fall of 2015, we completed development projects on five collegiate housing communities that we own for a total project cost of $179.9 million. The communities at the University of Connecticut and the University of Louisville are located within walking distance from campus, and the communities at the University of Kentucky are located directly on campus (see Note 3 to the accompanying condensed consolidated financial statements).

Also, during the nine months ended September 30, 2015, we completed the acquisition of two collegiate housing properties for $58.5 million, resulting in an increase to our portfolio by 467 beds.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the 2016 deliveries at the University of Kentucky, which includes 1,141 beds for a total cost of $83.9 million. The second phase of the development at the Retreat at Oxford is expected to be delivered in 2016 as well and has a total cost of approximately $26.2 million. In July 2015, we entered into agreements for a multiple phase cottage development at Virginia Tech (The Retreat at Blacksburg). The total development consists of 829 beds with a development cost of $64.4 million. Approximately two-thirds of the beds will be delivered in the fall of 2016, with the remainder of the beds to be delivered in the fall of 2017.

In February 2015, we were awarded three new on-campus developments that are currently expected to be funded through the Trust's ONE PlanSM. These developments, one at Boise State University and two at the University of Kentucky, are anticipated to be delivered in 2017. One of the two recently awarded developments at the University of Kentucky is progressing for a 2017 delivery for 771 beds with development costs of $74.0 million. The initiation and completion of the awarded projects at Boise State and the second development at the University of Kentucky are contingent upon execution of transaction documents, including such items as development agreements, construction agreements and ground leases.

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

Results of Operations for the nine months ended September 30, 2015 and 2014

The following table presents our results of operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$168,842	$144,677	$24,165	16.7%
Collegiate housing leasing operating expenses	75,452	70,062	5,390	7.7%
Net operating income	$93,390	$74,615	$18,775	25.2%

Development Consulting Services:
Third-party development consulting services	$1,531	$2,683	$(1,152)	(42.9)%
General and administrative	2,344	1,922	422	22.0%
Net operating (loss) income	$(813)	$761	$(1,574)	(206.8)%

Management Services:
Third-party management services	$2,698	$2,856	$(158)	(5.5)%
General and administrative	2,119	1,933	186	9.6%
Net operating income	$579	$923	$(344)	(37.3)%

Reconciliations:
Segment revenue	$173,071	$150,216	$22,855	15.2%
Operating expense reimbursements	6,571	6,492	79	1.2%
Eliminations / adjustments(1)	—	2,581	(2,581)	(100.0)%
Total segment revenues	$179,642	$159,289	$20,353	12.8%

Segment operating expenses	$79,915	$73,917	$5,998	8.1%
Reimbursable operating expenses	6,571	6,492	79	1.2%
Total segment operating expenses	$86,486	$80,409	$6,077	7.6%

Segment net operating income	$93,156	$78,880	$14,276	18.1%
Other unallocated general and administrative expenses	(10,397)	(10,629)	232	(2.2)%
Depreciation and amortization	(49,605)	(42,928)	(6,677)	15.6%
Ground lease	(7,956)	(6,162)	(1,794)	29.1%
Loss on impairment of collegiate housing properties	—	(12,734)	12,734	(100.0)%
Nonoperating (expenses) income	(18,998)	270	(19,268)	(7,136.3)%
Equity in losses of unconsolidated entities	(823)	(370)	(453)	122.4%
Income before income taxes and gain on sale of collegiate housing properties	$5,377	$6,327	$(950)	(15.0)%

(1) In 2014, the eliminations / adjustments to segment revenues (specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park at Johns Hopkins to total revenues.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2015	2014
Total communities:
Occupancy
Physical(1)	89.8%	90.1%	(30	) bps
Economic(2)	85.5%	84.0%	150	bps
NarPOB(3)	$683	$606	$77
Other income per occupied bed(4)	$55	$49	$6
RevPOB(5)	$738	$655	$83
Operating expense per bed(6)	$296	$286	$(10)
Operating margin(7)	55.3%	51.6%	370	bps
Design Beds(8)	254,965	245,048	9,917

Same-communities(9):
Occupancy
Physical(1)	91.8%	90.0%	180	bps
Economic(2)	88.6%	84.9%	370	bps
NarPOB(3)	$657	$627	$30
Other income per occupied bed(4)	$56	$53	$3
RevPOB(5)	$713	$680	$33
Operating expense per bed(6)	$303	$283	$(20)
Operating margin(7)	53.7%	53.7%	—
Design Beds(8)	207,711	207,711	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the nine months ended September 30, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Nine months ended September 30, 2014	$144,677	$70,062
Increase in same-community	8,816	4,163
Increase from 2014 development deliveries	14,241	3,803
Increase from 2014 acquisitions	9,837	3,728
Increase from 2015 development deliveries	3,184	889
Increase from 2015 acquisitions	493	177
Pre-opening expense on future developments	—	527
Decrease from sold communities	(12,406)	(7,897)
Nine months ended September 30, 2015	$168,842	$75,452

The increase in same-community revenue of $8.8 million, or 6.9%, was attributable to a 3.7% increase in rental rates, a 2.7% improvement in occupancy and a 0.6% growth in other income. Same-community operating expenses increased $4.2 million, or 7.1%, over the prior year. During the nine months ended September 30, 2015, the Trust accrued $0.8 million in real estate tax expense relating to the settlement of an assessment dispute with a local school board at one community. Without this charge, same community operating expenses would have only increased 3.8% over prior year, which reflects a normalized growth rate from operating the communities.

The increase from the 2014 acquisitions and development deliveries relates to a full nine months of operating results in the current period compared to the prior year. The increase from the 2015 acquisitions and development deliveries relate to revenue and expenses recognized in 2015, with no revenue and expense (other than pre-opening expenses) recognized in the prior year. Pre-opening expenses are incurred prior to the opening of future developments. Pre-opening expenses recognized in the nine months ended September 30, 2015 relate to 2016 and 2017 development deliveries. Sold-communities reflects the impact of the seven communities sold in 2014 for which there are no operating results in 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the nine months ended September 30, 2015 and 2014:

			Segment Revenues
Project	Beds	Fee Type	2015	2014	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$1,004	$470	$534
West Chester University of Pennsylvania – Phase II	653	Development fee	—	442	(442)
Athens – Georgia Heights	488	Development fee	101	—	101
Mansfield University of Pennsylvania – Phase II	684	Development fee	—	3	(3)
Wichita State University	784	Development fee	10	1,736	(1,726)
Bowles Hall	192	Development fee	264	—	264
Purchasing fees	—	Purchasing fee	152	30	122
Miscellaneous consulting fees	—	Development Consulting fee	—	2	(2)
Third-party development consulting services total			$1,531	$2,683	$(1,152)

Third-party development consulting services revenue decreased $1.2 million to $1.5 million for the nine months ended September 30, 2015 as compared to the same period in 2014. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. In addition, during the nine months ended September 30, 2014, we recognized

$0.6 million of cost savings on the Wichita State University project. There were no revenues associated with cost savings for the nine months ended September 30, 2015.

General and administrative expenses for the segment increased $0.4 million, or 22.0%, for the nine months ended September 30, 2015 compared to the same period in the prior year. General and administrative expenses fluctuate based on the number and timing of development jobs.

Management services

Total management services revenue decreased $0.2 million, or 5.5% as compared to the same period in the prior year. General and administrative expenses for our management services segment increased $0.2 million, or 9.6%, for the nine months ended September 30, 2015 compared to the same period in the prior year.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses decreased $0.2 million, or 2.2%, during the nine months ended September 30, 2015 over the same period in the prior year. The decrease includes a decrease of approximately $1.0 million in acquisition and development pursuit costs. Offsetting this decrease in expenses is an increase in costs related primarily to payroll costs as a result of growth in our portfolio.

Depreciation and amortization

Depreciation and amortization increased $6.7 million, or 15.6%, during the nine months ended September 30, 2015 as compared to the same period in the prior year. This increase relates primarily to 17 new communities (acquisitions or developments) opened since January 1, 2014, partially offset by sold communities.

Ground lease expense

For the nine months ended September 30, 2015, the cost of ground leases increased $1.8 million, or 29.1%, compared to the same period in the prior year. This increase relates primarily to the opening of five communities on the campus of the University of Kentucky in 2014. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the nine months ended September 30, 2014, the Trust recorded a $12.7 million impairment loss. The impairment losses recorded were related to an impairment recognized in the first quarter of 2014 prior to the sale of a property during the first quarter of 2014 and for two additional properties identified in the second and third quarters that were determined to be impaired due to a change in circumstances that indicated their respective carrying values may not be recoverable. During the nine months ended September 30, 2015, we recorded no impairment losses.

Nonoperating expenses

Nonoperating expenses consist of the following for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Interest expense	$(17,615)	$(15,076)	$(2,539)	16.8%
Amortization of deferred financing costs	(1,527)	(1,533)	6	(0.4)%
Interest income	144	152	(8)	(5.3)%
Guarantee fee income from Participating Development	—	3,000	(3,000)	(100.0)%
Interest on loan to Participating Development	—	6,486	(6,486)	(100.0)%
Loss on extinguishment of debt	—	(892)	892	(100.0)%
Gain on insurance settlement	—	8,133	(8,133)	(100.0)%
Total nonoperating income (expenses)	$(18,998)	$270	$(19,268)	(7,136.3)%

Total nonoperating income decreased $19.3 million, for the nine months ended September 30, 2015 compared to the same period in 2014. In 2014, we recognized nonoperating income of $17.6 million on three nonrecurring items which contributed to the decrease in nonoperating income from prior year: interest income and a guarantee fee related to the participating project at John Hopkins of $6.5 million and $3.0 million, respectively, and a gain of $8.1 million related to the insurance settlement on the 3949 Lindell property, which was damaged by fire in July 2012.

Results of Operations for the three months ended September 30, 2015 and 2014

The following table presents our results of operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$54,725	$47,657	$7,068	14.8%
Collegiate housing leasing operating expenses	28,444	26,920	1,524	5.7%
Net operating income	$26,281	$20,737	$5,544	26.7%

Development Consulting Services:
Third-party development consulting services	$490	$1,124	$(634)	(56.4)%
General and administrative	975	692	283	40.9%
Net operating (loss) income	$(485)	$432	$(917)	(212.3)%

Management Services:
Third-party management services	$865	$1,052	$(187)	(17.8)%
General and administrative	648	630	18	2.9%
Net operating income	$217	$422	$(205)	(48.6)%

Reconciliations:
Segment revenue	$56,080	$49,833	$6,247	12.5%
Operating expense reimbursements	2,109	2,290	(181)	(7.9)%
Eliminations / adjustments(1)	—	2,581	(2,581)	(100.0)%
Total segment revenues	$58,189	$54,704	$3,485	6.4%

Segment operating expenses	$30,067	$28,242	$1,825	6.5%
Reimbursable operating expenses	2,109	2,290	(181)	(7.9)%
Total segment operating expenses	$32,176	$30,532	$1,644	5.4%

Segment net operating income	$26,013	$24,172	$1,841	7.6%
Other unallocated general and administrative expenses	(2,830)	(4,437)	1,607	(36.2)%
Depreciation and amortization	(17,828)	(14,688)	(3,140)	21.4%
Ground lease	(2,938)	(2,329)	(609)	26.1%
Loss on impairment of collegiate housing properties	—	(953)	953	(100.0)%
Nonoperating (expenses) income	(6,704)	12,393	(19,097)	(154.1)%
Equity in losses of unconsolidated entities	(427)	(236)	(191)	80.9%
Income (loss) before income taxes and gain on sale of collegiate housing properties	$(4,714)	$13,922	$(18,636)	(133.9)%
(1) In 2014, the eliminations / adjustments to segment revenues (specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park at Johns Hopkins to total revenues.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2015	2014
Total communities:
Occupancy
Physical(1)	89.0%	89.8%	(80	) bps
Economic(2)	75.9%	75.6%	30	bps
NarPOB(3)	$623	$572	$51
Other income per occupied bed(4)	$67	$61	$6
RevPOB(5)	$690	$633	$57
Operating expense per bed(6)	$320	$321	$1
Operating margin(7)	48.0%	43.5%	450	bps
Design Beds(8)	88,993	83,876	5,117

Same-communities(9):
Occupancy
Physical(1)	90.8%	89.2%	160	bps
Economic(2)	80.2%	76.9%	330	bps
NarPOB(3)	$608	$583	$25
Other income per occupied bed(4)	$68	$66	$2
RevPOB(5)	$676	$649	$27
Operating expense per bed(6)	$342	$324	$(18)
Operating margin(7)	44.3%	44.0%	30	bps
Design Beds(8)	69,237	69,237	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended September 30, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended September 30, 2014	$47,657	$26,920
Increase in same-community	2,458	1,246
Increase from 2014 development deliveries	1,222	367
Increase from 2014 acquisitions	2,426	1,227
Increase from 2015 deliveries	3,176	354
Increase from 2015 acquisitions	450	162
Pre-opening expense on future developments	—	455
Decrease from sold communities	(2,664)	(2,287)
Three months ended September 30, 2015	$54,725	$28,444

The increase in same-community revenue of $2.5 million, or 6.1%, was driven from a 3.2% increase in rental rates, a 2.4% improvement in occupancy and a 0.5% growth in other income. Same-community operating expenses increased $1.2 million, or 5.5%, over the prior year due to an increase in real estate taxes, maintenance and repairs.

The increase from the 2014 acquisitions and development deliveries relates to a full quarter of operating results in the current period compared to the prior year. The increase from the 2015 acquisitions and development deliveries relate to revenue and expenses recognized in 2015, with no revenue and expense (other than pre-opening expenses) recognized in the prior year. Pre-opening expenses are incurred prior to the opening of future developments. Pre-opening expenses recognized in the three months ended September 30, 2015 relate to 2016 and 2017 development deliveries. Sold-communities reflects the impact of the seven communities sold in 2014 for which there are no operating results in 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended September 30, 2015 and 2014:

			Segment Revenues
Project	Beds	Fee Type	2015	2014	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$229	$318	$(89)
West Chester University of Pennsylvania – Phase II	653	Development fee	—	30	(30)
Athens - Georgia Heights	488	Development fee	16	—	16
Bowles Hall	192	Development fee	245	—	245
Wichita State University	784	Development fee	—	776	(776)
Third-party development consulting services total			$490	$1,124	$(634)

Third-party development consulting services revenue decreased $0.6 million to $0.5 million for the three months ended September 30, 2015, as compared to the same period in 2014. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. In addition, during the three months ended September 30, 2014, we recognized $0.6 million of cost savings on the Wichita State University project. There were no revenues associated with cost savings for the three months ended September 30, 2015.

General and administrative expenses for the segment increased $0.3 million, or 40.9%, for the three months ended September 30, 2015 compared to the same period in the prior year. General and administrative expenses fluctuate based on the number and timing of development jobs.

Management services

Management services revenue decreased $0.2 million, or 17.8% while general and administrative expenses remained flat for the three months ended September 30, 2015 when compared to the same period in 2014.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses decreased $1.6 million, or 36.2%, during the three months ended September 30, 2015 over the same period in the prior year. The decrease is driven by a $1.6 million decrease in acquisition and development pursuit costs over prior year.

Depreciation and amortization

Depreciation and amortization increased $3.1 million, or 21.4%, during the three months ended September 30, 2015 as compared to the same period in the prior year. This increase relates primarily to 17 new properties (acquisitions or developments) opened since January 1, 2014, partially offset by sold communities.

Ground lease expense

For the three months ended September 30, 2015, the cost of ground leases increased $0.6 million, or 26.1%, compared to the same period in the prior year. This increase relates primarily to the opening of three communities on the campus of the University of Kentucky in 2015. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three months ended September 30, 2014, the Trust recorded a $1.0 million impairment loss on a property that was subsequently sold during the fourth quarter. During the three months ended September 30, 2015, we recorded no impairment losses related to collegiate housing communities.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Interest expense	$(6,223)	$(4,508)	$(1,715)	38.0%
Amortization of deferred financing costs	(520)	(516)	(4)	0.8%
Interest income	39	41	(2)	(4.9)%
Guarantee fee income from Participating Development	—	3,000	(3,000)	—%
Interest on loan to Participating Development	—	6,486	(6,486)	—%
Loss on extinguishment of debt	—	(243)	243	—%
Gain on insurance settlement	—	8,133	(8,133)	—%
Total nonoperating income (expenses)	$(6,704)	$12,393	$(19,097)	(154.1)%

Total nonoperating income decreased $19.1 million for the three months ended September 30, 2015 compared to the same period in 2014. In 2014, we recognized nonoperating income of $17.6 million on three nonrecurring items which contributed to the decrease in nonoperating income from prior year: interest income and a guarantee fee related to the participating project at John Hopkins of $6.5 million and $3.0 million, respectively, and a gain of $8.1 million related to the insurance settlement on the 3949 Lindell property, which was damaged by fire in July 2012.

Legal Proceedings

During the six months ended June 30, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The general contractor is seeking damages in the amount of $1.6 million plus attorney and other fees. Since that time, the federal suit was dismissed; and, the subsidiary of the Trust is involved in ongoing arbitration proceedings. The Trust has accrued an estimate of costs to settle such claims in the accompanying condensed consolidated financial statements; however, the Trust continues to vigorously defend this matter and believes it has viable counterclaims.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Education Realty Trust, Inc.	$(4,720)	$21,400	$5,138	$24,658
Gain on sale of collegiate housing properties	—	(8,421)	—	(19,322)
Gain on insurance settlement	—	(8,133)	—	(8,133)
Loss on impairment of collegiate housing assets	—	953	—	12,734
Real estate related depreciation and amortization	17,433	14,444	48,473	42,365
Equity portion of real estate depreciation and amortization on equity investees	514	45	1,357	144
Noncontrolling interests	(85)	71	37	250
FFO available to stockholders and unitholders	13,142	20,359	55,005	52,696
FFO adjustments:
Loss on extinguishment of debt	—	243	—	892
Acquisition costs	203	1,034	293	1,058
Severance costs, net of tax	—	29	—	314
Straight-line adjustment for ground leases	1,195	1,209	3,596	3,634
FFO adjustments	1,398	2,515	3,889	5,898
FFO on Participating Developments:
Interest on loan to Participating Development	—	(6,486)	—	(5,581)
Development fees on Participating Development, net of costs and taxes	—	(1,548)	—	(1,548)
FFO on Participating Developments	—	(8,034)	—	(7,129)
Core FFO available to stockholders and unitholders	$14,540	$14,840	$58,894	$51,465

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

The following is a reconciliation of our GAAP operating income to NOI for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income	$2,417	$1,765	$25,198	$6,427
Less: Third-party development services revenue	490	3,705	1,531	5,264
Less: Third-party management services revenue	865	1,052	2,698	2,856
Plus: Development and management services expenses	3,019	2,337	8,228	6,964
Plus: General and administrative expenses	1,434	3,422	6,632	7,520
Plus: Ground leases	2,938	2,329	7,956	6,162
Plus: Depreciation and amortization	17,828	14,688	49,605	42,928
Plus: Loss on impairment of collegiate housing properties	—	953	—	12,734
NOI	$26,281	$20,737	$93,390	$74,615

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing properties; (5) gain on sale of collegiate housing properties; (6) gain on insurance settlement; (7) interest expense; (8) amortization of deferred financing costs; (9) interest income (10) interest on loan to Participating Development; (11) loss on extinguishment of debt; (12) income tax expense (benefit); and (13) noncontrolling interests. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended September 30, 2015 (in thousands):

	Nine Months Ended September 30,	Plus: Year Ended December 31,	Less: Nine Months ended September 30,	Trailing Twelve Months ended September 30,
	2015	2014	2014	2015
Net income attributable to Education Realty Trust, Inc.	$5,138	$47,055	$24,658	$27,535
Straight line adjustment for ground leases	3,596	4,835	3,634	4,797
Acquisition costs	293	1,058	1,058	293
Depreciation and amortization	49,605	58,974	42,928	65,651
Loss on impairment of collegiate housing properties	—	12,734	12,734	—
Gain on sale of collegiate housing properties	—	(33,231)	(19,322)	(13,909)
Gain on insurance settlement	—	(8,133)	(8,133)	—
Interest expense, net	17,615	20,656	15,076	23,195
Amortization of deferred financing costs	1,527	2,156	1,533	2,150
Interest income	(144)	(190)	(152)	(182)
Interest on loan to Participating Development	—	(6,486)	(6,486)	—
Loss on extinguishment of debt	—	3,543	892	2,651
Income tax expense (benefit)	325	261	598	(12)
Noncontrolling interest	(86)	599	393	120
Adjusted EBITDA	$77,869	$103,831	$69,411	$112,289

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

The following is a reconciliation of our GAAP total assets to gross assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Mortgage and construction loans, net of unamortized premium	$233,081	$249,637
Unamortized premium	854	1,486
Mortgage and construction loans	232,227	248,151

Unsecured revolving credit facility	221,000	24,000
Unsecured term loan	187,500	187,500
Unsecured senior bonds	250,000	250,000
Total debt	$890,727	$709,651

Total assets	$1,976,355	$1,811,637
Accumulated depreciation(1)	257,628	210,047
Gross assets	$2,233,983	$2,021,684

Debt to gross assets	39.9%	35.1%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of September 30, 2015, we had $14.2 million cash on hand and $10.4 million of restricted cash, compared to $18.4 million cash on hand and $10.3 million restricted cash as of December 31, 2014. Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance, principal and interest and funding capital improvements as well as security deposit accounts required for refundable resident deposits and escrows related to construction retention on certain development projects.

During the nine months ended September 30, 2015, we generated $66.2 million of cash from operations compared to $71.3 million over the same period in 2014. This decrease of $5.0 million is mostly attributable to a net $6.3 million increase in working capital from the prior year.

During the nine months ended September 30, 2015, we used $210.7 million of cash in investing activities compared to $246.2 million over the same period in 2014. This decrease in cash used for investing activities of $35.5 million is mostly attributable to the following:

•	a decrease in cash used to acquire collegiate housing properties of $74.3 million ($132.2 million in 2014 compared to $57.9 million in 2015), and

•	a decrease in cash spent on development activities of $39.7 million, offset by

•	a decrease in cash generated from the disposition of collegiate housing properties of $69.0 million (four dispositions in 2014 with none in 2015), and

•	a decrease in cash generated from collections of notes receivable ($18.0 million in 2014 with none in 2015).

During the nine months ended September 30, 2015, we generated $140.2 million of cash from financing activities compared to $171.2 million during the same period in 2014. This decrease of $31.0 million is mostly attributable to a decrease in cash received from common stock offerings of $260.6 million during the nine months ended September 30, 2015 compared to the same period in 2014, partially offset by a decrease in repayments (net of borrowings) on our revolving credit facility and mortgage and construction loans during the nine months ended September 30, 2015 of $226.4 million compared to the same period in 2014.

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

Distributions for the nine months ended September 30, 2015 totaled $52.6 million, or $1.09 per share/unit, compared to cash provided by operations of $66.2 million, or $1.37 per weighted average share/unit.

Based on our closing share price of $32.95 on September 30, 2015, our total enterprise value was $2.5 billion. With net debt (total debt less cash) of $876.6 million as of September 30, 2015, our debt to enterprise value was 35.3% compared to 28.1% as of December 31, 2014. With gross assets of $2.2 billion, which excludes accumulated depreciation of $257.6 million, our debt to gross assets ratio was 39.9% as of September 30, 2015 as compared to 35.1% as of December 31, 2014.

ATM Program

In October 2014, we entered into agreements to establish the ATM Program to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 0.3 million shares under these distribution agreements during the nine months ended September 30, 2015 and received net proceeds of $10.8 million. The Trust used the net proceeds to repay debt, fund its development pipeline, fund acquisitions and for general corporate purposes. As of September 30, 2015, the Trust had remaining availability to sell common shares under the ATM Program of $120.7 million.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, along with restrictions on distributions. As of September 30, 2015, we were in compliance with all covenants of the Fifth Amended Revolver and had remaining availability of $279.0 million. The interest rate applicable to the Fifth Amended Revolver was 1.45% at September 30, 2015.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of September 30, 2015, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 6 to the accompanying condensed consolidated financial statements). As of September 30, 2015, the effective interest rate on the

Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Senior Unsecured Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") under an existing shelf registration statement. The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Unsecured Notes will mature on December 1, 2024. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of EdR, and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of September 30, 2015, the Operating Partnership was in compliance with all covenants of the Senior Unsecured Notes.

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

During the nine months ended September 30, 2015, we completed the following collegiate housing property acquisitions:

		Acquisition			Contract Price
Name	Primary University Served	Date	# of Beds	# of Units	(in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	Sept 2015	317	84	$48,800

During 2014, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
109 Tower	Florida International University Miami, Florida	Aug 2014	542	149	$43,500
District on Apache	Arizona State University Tempe, Arizona	Sept 2014	900	279	$89,800

The acquisition of 109 Tower was made pursuant to a presale agreement, subject to on-time completion of the project by the developer. We were responsible for the lease-up of the community.

We currently have six active development projects that we are developing for our ownership with our share of aggregate development costs of $272.2 million. As of September 30, 2015, $57.2 million of the anticipated costs had been funded.

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

Commitments

For the nine months ended September 30, 2015, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2014, except for the net decrease in long-term debt (which excludes the Fifth Amended Revolver) of $15.9 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the decrease in long-term debt, our contractual interest obligations have declined $18.1 million.

Long-term indebtedness

As of September 30, 2015, 48, or 80%, of our communities were unencumbered by mortgage or construction debt. As of September 30, 2015, the outstanding mortgage and construction debt had a weighted average interest rate of 4.20% and carried an average term to maturity of 2.03 years.

As of September 30, 2015, we had outstanding long-term indebtedness of $670.6 million (net of unamortized debt premium of $0.9 million), which excludes the outstanding balance on our Fifth Amended Revolver.

The scheduled future maturities of this indebtedness as of September 30, 2015 were as follows (in thousands):

Year
Three months ending December 31, 2015	$818
2016	59,468
2017	98,575
2018	1,629
2019	117,163
2020	19,574
Thereafter	372,500
Total	669,727
Debt premium	854
Outstanding as of September 30, 2015, net of debt premium	$670,581

We also have $221.0 million outstanding under the Fifth Amended Revolver as of September 30, 2015. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date one year subject to certain conditions. The Fifth Amended Revolver requires interest only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of September 30, 2015 was 1.45%.

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

On October 15, 2015, the Board declared a third quarter distribution of $0.37 per share of common stock and per OP Unit for the quarter ended September 30, 2015. The distributions will be paid on November 13, 2015 to stockholders and unitholders of record at the close of business on October 30, 2015.

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

The following summarizes the Operating Partnership's exposure under such guaranties (amounts in thousands):

		September 30, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,386	n/a	$5,847	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,575	8,767	28,288	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	26,121	7,230	13,061	3,615	—	7,230	—	3,615

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of September 30, 2015, $30.9 million had been drawn on the construction loan, of which $5.4 million was attributable to LeylandAlliance LLC. This amount is not included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2015, we had fixed rate debt of $388.4 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $20.6 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $22.4 million increase in the fair value of our fixed rate debt.

As of September 30, 2015, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the nine months ended September 30, 2015, our interest costs would have been approximately $2.4 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than effective interest rates on the hedge agreements.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of EROP’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2015, EROP’s disclosure controls and procedures were effective in causing material information relating to EROP to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in EROP’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, EROP’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

During the six months ended June 30, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The general contractor is seeking damages in the amount of $1.6 million plus attorney and other fees. Since that time, the federal suit was dismissed; and, the subsidiary of the Trust is involved in ongoing arbitration proceedings. The Trust has accrued an estimate of costs to settle such claims in the accompanying condensed consolidated financial statements; however, the Trust continues to vigorously defend this matter and believes it has viable counterclaims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the nine months ended September 30, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were 3,467 shares repurchased during the first quarter of 2015; there were no repurchases during the second or third quarters of 2015.

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

During the three months ended September 30, 2015, in connection with the DRSPP, we directed the plan administrator to purchase 337 shares of our common stock in the open market for a total of $10,714 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the third quarter of 2015. We also directed the plan administrator to purchase 392 shares of our common stock in the open market for investors for a total of $11,942 pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended September 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	76	$32.77	—	—
August 1 – 31, 2015	400	$31.76	—	—
September 1 – 30, 2015	253	$29.30	—	—
Total	729	$31.08	—	—
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

Education Realty Trust, Inc.
Date: November 2, 2015	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: November 2, 2015	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).