Form 10-K
period 2015-12-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2016-02-29
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Education Realty Trust, Inc.                            ☐
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.5 billion, based on the closing sales price of $31.36 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 26, 2016, the registrant had 63,219,814 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this annual report (the "Annual Report") on Form 10-K portions of its Definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission (the "SEC").

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of December 31, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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

This Annual Report also includes separate "Item 9A - Controls and Procedures" sections and separate Exhibits 31 and 32 certifications for each of the Trust and the Operating Partnership in order to establish that the requisite certifications have been made and that EdR and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and 18 U.S.C. §1350.

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

•	volatility in the capital markets;

•	rising interest and insurance rates;

•	competition from university-owned or other private collegiate housing and our inability to obtain new residents on favorable terms, or at all, upon the expiration of existing leases;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	legislative or regulatory changes, including changes to laws governing collegiate housing, construction and real estate investment trusts;

•	our possible failure to qualify as a real estate investment trust and the risk of changes in laws affecting real estate investment trusts;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified executives in the future;

•	availability of appropriate acquisition and development targets;

•	failure to integrate acquisitions successfully;

•	the financial condition and liquidity of, or disputes with, our joint venture and development partners;

•	impact of ad valorem, property and income taxes;

•	changes in U.S. generally accepted accounting principles ("GAAP");

•	construction delays, increasing construction costs or construction costs that exceed estimates;

•	changes in our credit ratings;

•	potential liability for uninsured losses and environmental liabilities;

•	lease-up risks; and

•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A. — Risk Factors” below. New factors may also emerge from time to time that could materially and adversely affect us.

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP
FISCAL 2015    FORM 10-K

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc. ("EdR") is a self-managed and self-advised company incorporated in the state of Maryland in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party management services as well as third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2015, we owned 59 collegiate housing communities located in 21 states containing 30,400 beds in 11,679 apartment units on or near 37 university campuses. As of December 31, 2015, we provided third-party management services for 21 collegiate housing communities located in 11 states containing 11,542 beds in 4,093 apartment units on or near 17 university campuses.

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

Education Realty OP GP, Inc. (the "OP GP"), an entity that is indirectly wholly-owned by EdR, is the sole general partner of the Operating Partnership. As a result, the Board of Directors of EdR (the "Board") effectively directs all of the Operating Partnership’s affairs. EdR indirectly owns approximately 99.6% of the outstanding partnership units (the "OP Units") of EROP and approximately 0.4% of the OP Units are held by the former owners of our initial properties and assets, including current and former members of our management team and former members of the Board.

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

2015 Highlights

Financing Transactions

During the year, we repaid a significant amount of variable rate construction debt and fixed rate mortgage debt. During the first quarter of 2015, we prepaid in full variable rate construction debt with an outstanding principal balance of $33.3 million related to the development of Roosevelt Point. The effective interest rate at the repayment date was 2.44%. During the second quarter of 2015, we prepaid in full variable rate construction debt with an outstanding principal balance of $32.4 million related to The Varsity. The effective interest rate at the repayment date was 1.78%. During the fourth quarter of 2015, we prepaid the following mortgage notes:

•
a $15.8 million, seven-year note under the Master Secured Credit Facility. The debt had a fixed rate of 5.45% and was due to mature on January 1, 2017. In connection with this repayment, we incurred a prepayment penalty of $0.4 million; and

•	fixed-rate mortgage debt of $23.7 million. The interest rate was equal to 4.16% and the mortgage debt was scheduled to mature on April 1, 2016.

We completed a follow-on equity offering in November 2015, raising approximately $270.1 million in net proceeds, which were used to pay off in full the outstanding balance on our revolving credit facility, provide financing for development activity and for general corporate purposes. As of December 31, 2015, we had no amounts outstanding on our revolving credit facility and availability of $500.0 million.

We also issued 0.7 million shares of our common stock for net proceeds of approximately $26.7 million during 2015 under our ATM program.

Acquisition, Disposition and Development Activities

During 2015, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	Sept 2015	317	84	$48,800

In 2015, we sold one property for a sales price of $12.9 million resulting in total proceeds of approximately $12.3 million after customary closing costs and recognized a $2.8 million gain on this disposition.

In August 2015, we delivered six new communities, on-time and on-budget in the aggregate, for total costs of $207.7 million. These include five owned and consolidated communities at the University of Kentucky, the University of Connecticut and the University of Louisville, and one unconsolidated joint venture at the University of Georgia.

We currently have eight active development projects that we are developing for our ownership with our share of aggregate development costs of $403.8 million. As of December 31, 2015, $96.8 million of the anticipated costs had been incurred and funded.

Distributions

During 2015, we declared quarterly distributions aggregating $1.46 per share of EdR's common stock. At the same time, the Operating Partnership paid an equivalent amount per partnership unit to holders of OP Units.

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

Our business has three reportable segments that are identified by their distinct customer base and services provided: collegiate housing leasing, development consulting services and management services. For a discussion of revenues, profit and loss and total assets by segment see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Segments” to the accompanying consolidated financial statements.

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

Conversely, subject to appropriate market conditions, we may dispose of certain collegiate housing communities. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate.

Developments

We develop collegiate housing communities for our ownership. The On-Campus Equity Plan (the "ONE PlanSM") is our private equity program, which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. The ONE PlanSM offers one service provider and one equity source to universities seeking to modernize on-campus housing to meet the needs of today’s students. We have completed the following ONE PlanSM developments, which are owned and managed pursuant to long-term ground leases:

•	University Village on Colvin serving Syracuse University in Syracuse, New York;

•	Campus West also serving Syracuse University in Syracuse, New York;

•	GrandMarc at Westberry Place serving Texas Christian University in Fort Worth, Texas; and

•	2400 Nueces serving the University of Texas at Austin in Austin, Texas.

In addition, in December 2011, we were selected by the University of Kentucky ("UK") to develop, own and manage a multi-phase project aimed at revitalizing UK's on-campus housing, which could potentially include the revitalization and replacement of UK's campus housing properties to more than 9,000 beds over five to seven years utilizing the ONE PlanSM. As of December 31, 2015, we had completed the following developments at UK under the ONE PlanSM:

•	Lymon T. Johnson Hall (formerly Central Hall I) and Central Hall II, which opened in August 2013;

•	Haggin Hall, Champions Court I and II and Woodland Glen I & II, all of which opened in August 2014; and

•	Woodland Glen III, IV & V, all of which opened in August 2015.

Construction on Limestone Park I & II, the 1,141-bed freshman live-learn community, expected to be delivered in the summer of 2016, is progressing as planned. The 2017 deliveries, which include the construction of 1,117 beds to be known as University Flats and Lewis Hall is scheduled to be completed in the summer of 2017. The UK developments are owned and managed pursuant to long-term leases or ground leases.

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

In total, we currently have eight active owned developments that we expect to deliver in 2016 and 2017, including a wholly-owned development at the University of Mississippi, four ONE PlanSM developments, three of which are located at UK and one of which is located at Boise State University, and joint ventures at Virginia Polytechnic Institute and State University ("Virginia Tech"), Michigan State University and Texas State University.

During February 2016, Cornell University and EdR executed a pre-closing agreement and design and site planning are under way toward an expected fall 2016 groundbreaking and commencement of construction for an approximately 850 bed $80.0 million on-campus housing community targeted for summer 2018 delivery.

Joint Ventures

Starting in 2011, we began entering into joint venture agreements to develop, own and manage collegiate housing communities. In addition to the joint ventures under development discussed above, we previously developed and currently manage properties under joint venture arrangements near the University of Alabama, which opened in August 2012; Arizona State University-Downtown Phoenix and the University of Mississippi, both of which opened in August 2013; Duke University, which opened in August 2014; and the University of Louisville, which opened in August 2015. We subsequently acquired the minority interests in the collegiate housing communities at the University of Alabama, the University of Mississippi and Arizona State University - Downtown Phoenix (in February 2016). We are now a 100% owner of those properties. We continue to hold a majority ownership in the joint ventures at Duke University and the University of Louisville.

In some cases, we hold a non-majority ownership interest in properties and earn a fee for the management of the properties. In December 2012, we invested in a joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing near the University of Minnesota. We are a 50% owner of the property, which opened in August 2014. We entered into a second joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing near the University of Georgia. We are a 50% owner of the property, which opened in August 2015. We also manage these communities, but we do not consolidate these two joint ventures in our financial statements.

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

Develop and retain personnel.  We staff each collegiate housing community that we own or manage with a full-service on-site property management team. Each of our property management teams includes community assistants who plan activities and interact with residents, enhancing their college experiences. We have developed programs and procedures to train each team of on-site employees and to provide them with corporate-based support for each essential operating function. To retain employees, we have developed an incentive-based compensation structure that is available to all of our key on-site personnel.

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

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 24 clients for whom we have provided development-consulting services since 2000, we currently provide third-party management services under contracts with 11 of those clients while the 13 remaining clients alternatively elected to manage the communities in-house under their existing infrastructure. In 2015, our fees from third-party development consulting services represented 0.9% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling over $1.5 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at University of California, Berkeley - Bowles Hall. We have also entered into predevelopment agreements for third-party developments at East Stroudsburg University - Pennsylvania Ph II, Texas A&M - Commerce and Shepherd University, and expect to begin development during the next few months.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned portfolio. We typically provide these services pursuant to multi-year management agreements. These agreements usually have an initial term of two to five years with renewal options of similar terms. We believe that providing these services allows us to leverage our existing management expertise and infrastructure. For the year ended December 31, 2015, our fees from third-party management services represented 1.5% of our revenue, excluding operating expense reimbursements. As of December 31, 2015, we provided third-party management services for 21 collegiate housing communities containing 11,542 beds in 4,093 apartment units on or near 17 university campuses located in 11 states.

Our Operations

We staff each of our owned and managed collegiate housing communities with a full-service property management team. We typically staff each property with one community manager, a marketing/leasing manager, a resident services manager, a maintenance supervisor, one on-site resident community assistant for each 75-100 residents and general office and maintenance staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for residents, enhancing the residents’ college experiences as well as the desirability of our communities.

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

Leasing

Our standard lease begins in mid-August of each year and runs for approximately 11.5 months, ending July 31 or early August of each year to coincide with each university’s fall academic term. The primary exception to our standard lease term is our University Towers, University Village on Colvin and the UK communities, which we generally rent on nine-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific collegiate housing community. With the exception of our collegiate housing near the University of Connecticut and two communities near the University of Virginia which serve a variety of resident types and rents by the unit, all leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. This “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bed or bedroom instead of burdening the student with shared liability for the entire unit rental amount.

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

We typically require rent to be paid in 12 equal installments throughout the lease term, with the first installment due on July 15 of that year. Residents of University Towers and residence halls that we manage for third parties typically pay their annual rent in two installments on July 1 and December 1 of each year. We replace contracted residents who fail to pay the first installment with people on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.

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

Employees

As of December 31, 2015, we had approximately 1,237 employees, including:

•	1,100 on-site employees, including 358 community assistants;

•	35 people in our property management services department;

•	30 people in our development consulting services and construction departments; and

•	72 executive, corporate administration and financial personnel.

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

We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flow from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.

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

We may encounter delays in completion or experience cost overruns with respect to our properties under construction.

As of December 31, 2015, we were in the process of constructing seven properties for our own development and two properties for third-party owners. We engage third-party contractors for the construction of these properties. These construction projects involve numerous risks and uncertainties, and may be adversely affected by circumstances outside of our control, including unusually severe weather, unforeseen site conditions, failure to receive building permits on schedule or third-party delays in supplying materials or personnel. We may not be able to negotiate satisfactory construction agreements with third-party contractors, or our third-party contractors may not be able to contract with their subcontractors on a timely basis. In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations to us, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, we may encounter delays in completion or cost overruns. We may not be able to recover our losses resulting from construction cost overruns or delays. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases. We would likely incur significant expenses in the event we provide alternative housing, which could have a material adverse effect on our financial condition, cash flows and results of operations. If construction is not completed on schedule, residents may attempt to break their leases and our occupancy at such properties for that academic year may decline significantly. In addition, on our third-party developments, a delay may expose us to damages due to the owner.

We may not be able to recover internal development costs.

When developing collegiate housing communities for our ownership on university land, definitive contracts are not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that an agreement will be executed. These costs could range up to $1.0 million or more and typically include architects’ fees to design the property and third-party fees related to other predevelopment services. If an institution’s governing body does not ultimately approve the project we will not be able to recover these predevelopment costs; however, we typically enter into predevelopment agreements whereby we would be reimbursed for a portion of or all of these costs.

We also incur certain predevelopment costs when developing collegiate housing communities for our ownership on private land. Before definitive contracts are executed, all necessary approvals and permits are obtained and financing has been secured, we may incur significant predevelopment and other costs. These costs could range up to $1.0 million or more and typically include architects’ fees to design the project and third-party fees related to other predevelopment services. If the project is determined not to be feasible, these costs are expensed and could negatively impact our results of operations.

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

In addition, we mortgage some of our properties to secure payment of indebtedness. In 2016, $35.4 million, or 5.5%, of our mortgage and construction debt reaches maturity. The variable rate mortgage debt maturing in 2016 secured by our University Towers collegiate housing community has two one-year extension options. However, if we are unable to service the debt or exercise the extension options, including in the event we are not successful in refinancing our debt upon maturity if we so choose, then the properties securing the mortgages could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

As of December 31, 2015, our total consolidated indebtedness was approximately $643.0 million (excluding unamortized debt premiums and deferred financing costs). Furthermore, our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Fifth Amended Revolver and the Term Loans each contains customary affirmative and negative covenants and provides for potential availability of $1.0 billion and $250.0 million, respectively, upon satisfaction of certain conditions. There is no limit on the amount of indebtedness that we may incur, except as provided by the covenants on these debt agreements, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

In addition, the indenture governing our outstanding 4.60% Senior Unsecured Notes due 2024 (the "Senior Unsecured Notes") contains financial and operating covenants that among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets and incur secured and unsecured indebtedness.

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

•	a default under the Fifth Amended Revolver, Term Loans or Senior Unsecured Notes may preclude further availability of credit from other sources; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

In connection with our Senior Unsecured Notes offering, we were assigned a Baa3 senior shelf rating with stable outlook by Moody's Investor's Service, and a "BBB-" issue level and corporate credit rating from Standard & Poor's Ratings Service. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.

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

We receive a significant portion of our revenues by leasing our properties under leases that generally provide for fixed rental rates, while certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of the London InterBank Offered Rate (“LIBOR”) or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. We have mortgage and construction debt with varying interest rates dependent upon LIBOR plus an applicable margin. In addition, our Fifth Amended Revolver bears interest at a variable rate on all amounts drawn under the facility. As of December 31, 2015, we had a total of $107.3 million outstanding in variable rate debt, or approximately 16.7%, of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

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

To maintain our status as a REIT, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as our Management Company. Our Development Company is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company. Some of our activities, such as our third-party management, development consulting and food services, must be conducted through our Management Company and Development Company for us to maintain our REIT qualification. In addition, certain non-customary services such as cleaning, transportation, security and, in some cases, parking, must be provided by one of our taxable REIT subsidiaries or an independent contractor. If the revenues from such activities create a risk that the value of our Management Company and other TRSs, based on revenues or otherwise, approaches the 25% (20% for taxable years beginning after December 31, 2017) threshold, we will be forced to curtail such activities or take other steps to remain under the threshold. Because the threshold is based on value, it is possible that the Internal Revenue Service ("IRS") could successfully contend that the value of our Management Company and other TRSs exceed the threshold even if our Management Company and other TRSs accounts for less than 25% (20% for taxable years beginning after December 31, 2017) of our consolidated revenues, income or cash flow, in which case our status as a REIT could be jeopardized.

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

We depend upon the services of our key personnel, particularly Randy Churchey, our Chairman and Chief Executive Officer, Edwin B. Brewer, Jr., our Executive Vice President and Chief Financial Officer, Thomas Trubiana, our President, and Christine Richards, our Executive Vice President and Chief Operating Officer. Mr. Churchey’s considerable experience as a senior executive officer of publicly traded real estate companies, including REITs, prior service to EdR as a member of the Board and familiarity with our operational and organizational structure are critical to the oversight and implementation of our strategic initiatives and the evaluation of our operational performance. In addition, Mr. Brewer possesses detailed knowledge of and experience with our financial and ancillary support operations that are critical to our operations and financial reporting obligations as a public company. Mr. Trubiana has been in the collegiate housing business for over 30 years, and has developed a network of contacts and a reputation that attracts business and investment opportunities and assists us in negotiations with universities, lenders and industry personnel. Ms. Richards possesses detailed knowledge of our property operations that is critical to the oversight of our communities’ performance and has considerable experience in the collegiate housing industry. We will continue to need to attract and retain qualified additional senior executive officers as we grow our business. The loss of the services of any of our senior executive officers, or our inability to recruit and retain qualified personnel could have a material adverse effect on our business and financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2015, our owned portfolio consisted of 59 communities located in 21 states containing 30,400 beds in 11,679 apartment units located near 37 universities.

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

Our owned collegiate housing communities typically have the following characteristics:

•	median distance to campus of 0.1 miles;

•	median age of approximately 5 years;

•	designed specifically for student life style with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our owned communities as of December 31, 2015, which are included in the collegiate housing leasing segment discussed in Note 13, Segments, to our accompanying consolidated financial statements. The majority of our communities are owned fee simple with the exception of University Village on Colvin, GrandMarc at the Corner, GrandMarc at Westberry Place. Campus Village, Campus West, 2400 Nueces and the UK properties, all of which are operated pursuant to ground lease agreements.

Name	Primary University Served	Region	Year Built	Acquisition/ Development Date	# of Beds	# of Units
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	South Central	1999	Jan ’05	708	211
Players Club	Florida State University Tallahassee, Florida	Southeast	1994	Jan ’05	336	84
The Commons	Florida State University Tallahassee, Florida	Southeast	1997	Jan ’05	732	252
The Lofts	University of Central Florida Orlando, Florida	Southeast	2002	Jan ’05	730	254
The Pointe	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	1999	Jan ’05	984	294
The Reserve at Athens	University of Georgia Athens, Georgia	Southeast	1999	Jan ’05	612	200
The Reserve at Columbia	University of Missouri Columbia, Missouri	Midwest	2000	Jan ’05	676	260
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	Midwest	1999	Jan ’05	732	234
University Towers	North Carolina State University Raleigh, North Carolina	Mid-Atlantic	1989	Jan ’05	889	251
Campus Creek	University of Mississippi Oxford, Mississippi	South Central	2004	Feb ’05	636	192
Campus Lodge	University of Florida Gainesville, Florida	Southeast	2001	Jun ’05	1,115	360

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	Southeast	1998		Jan ’06	336	84
River Pointe	State University of West Georgia Carrollton, Georgia	Southeast	2000		Jan ’06	504	132
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	North	2008		Aug ’08/ Aug '09	768	228
University Village on Colvin	Syracuse University Syracuse, New York	Mid-Atlantic	2009		Aug ’09	432	120
GrandMarc at the Corner	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Oct ’10	641	224
Jefferson Commons	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2007		Mar ’11	82	22
Wertland Square	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Mar ’11	152	50
The Berk on College	University of California at Berkeley Berkeley, California	West	1926		May ’11	122	41
The Berk on Arch	University of California at Berkeley Berkeley, California	West	1924		May ’11	43	17
University Village Towers	University of California at Riverside Riverside, California	West	2005		Sept ’11	554	149
Irish Row	University of Notre Dame South Bend, Indiana	North	2011		Nov ’11	326	127
The Lotus	University of Colorado Boulder, Colorado	West	2008		Nov ’11/ Aug '14	235	68
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	South Central	2006		Dec ’11	562	244
The Reserve on Stinson	University of Oklahoma Norman, Oklahoma	Midwest	2004		Jan ’12	612	204
Campus West	Syracuse University Syracuse, New York	Mid-Atlantic	2012		Aug '12	313	191
East Edge	University of Alabama Tuscaloosa, Alabama	Southeast	2012		Aug '12	774	337
The Oaks on the Square - Phase I & II	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2012	(1)	Aug ’12/Aug '13	503	322
The Province	East Carolina University Greenville, North Carolina	Mid-Atlantic	2011		Sept ’12	728	235
Campus Village	Michigan State University East Lansing, Michigan	North	2004		Oct ’12	355	106
The District on 5th	University of Arizona Tuscon, Arizona	West	2012		Oct ’12	764	208
The Province at Kent State	Kent State University Kent, Ohio	North	2012		Nov ’12	596	246
The Centre at Overton Park	Texas Tech University Lubbock, Texas	South Central	2005		Dec ’12	400	278
The Suites at Overton Park	Texas Tech University Lubbock, Texas	South Central	2009		Dec ’12	465	298
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	North	2012		Jul '13	745	193
2400 Nueces(2)	University of Texas at Austin Austin, Texas	South Central	2013		Aug '13	655	304
3949	Saint Louis University Saint Louis, Missouri	Midwest	2013		Aug '13	256	197
Lymon T. Johnson Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	301	155
Central Hall II(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	300	154
Roosevelt Point	Arizona State University - Downtown Phoenix Phoenix, Arizona	West	2013		Aug '13	609	326
The Retreat at Oxford	University of Mississippi Oxford, Mississippi	South Central	2013		Aug '13	668	160
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	2013		Sept '13	587	138

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
The Varsity	University of Michigan Ann Arbor, Michigan	North	2013		Dec '13	415	181
605 West	Duke University Durham, North Carolina	Mid-Atlantic	2014		Aug '14	384	340
109 Tower	Florida International University Miami, Florida	Southeast	2014		Aug '14	542	149
The Oaks on the Square - Ph III	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2014		Aug '14	116	92
Champions Court II(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	427	191
Haggin Hall I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	396	163
Champions Court I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	740	380
Woodland Glen I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	409	212
Woodland Glen II(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	409	212
The District on Apache	Arizona State University Tempe, Arizona	West	2013		Sept '14	900	279
Commons on Bridge	University of Tennessee Knoxville, Tennessee	South Central	2009		June '15	150	51
Woodland Glen III(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	782	404
Woodland Glen IV(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	578	300
Woodland Glen V(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	250	130
The Oaks on the Square - Ph IV	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2015		Aug '15	391	204
The Retreat at Louisville	University of Louisville Louisville, Kentucky	South Central	2015		Aug '15	656	157
The Province Boulder	University of Colorado Boulder, Colorado	West	2014		Sept '15	317	84
Total owned properties			2011	(4)		30,400	11,679

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

The following table contains performance information for our communities by region that were open and operating as of December 31, 2015. The information below excludes revenue related to our food service operations that are offered at one property.

			As of December 31, 2015
Region	Number of Communities	Number of Beds	Average Occupancy(1)	Monthly Revenue Per Available Bed(2)
Mid-Atlantic	13	6,202	89.1%	$759
Midwest	4	2,276	90.1%	543
North	6	3,205	95.6%	685
South Central	19	9,492	87.9%	749
Southeast	9	5,681	96.3%	549
West	8	3,544	93.3%	761
Total	59	30,400	91.5%	$689

(1)	Average of the physical month-end occupancy rates and is calculated as total occupied beds divided by total design beds.

(2) Monthly revenue per available bed for 2015 is equal to total revenue for the year ended December 31, 2015 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2015 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

We are currently marketing a group of properties for sale to take advantage of favorable pricing currently available for student housing properties. We also have one property under contract for sale. We cannot predict if any of the properties will ultimately be sold, the prices at which we will sell the properties or the timing of such sales.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our owned communities as of December 31, 2015 (amounts in thousands):

Property	Outstanding Balance as of December 31, 2015	Interest Rate		Interest Rate Type	Initial Maturity Date		Weighted Average Years to Maturity
The Reserve at Saluki Pointe/River Pointe	$21,319	5.67%		Fixed	1/1/2020		4
The Reserve at Athens/ The Reserve at Perkins/ The Commons at Knoxville/ The Reserve on Stinson/ Reserve at Columbia	54,539	6.02%		Fixed	1/1/2019		3
Master Secured Credit Facility	75,858	5.92%	(1)				3.3 years

The Centre at Overton Park	22,351	5.60%	(2)	Fixed	1/1/2017	(2)	1
University Towers	33,650	2.35%	(3)	Variable	7/1/2016	(3)	0.5
Mortgage Debt	56,001	3.65%	(1)				0.7 years

The Retreat at Louisville	35,672	2.30%	(4)	Variable	8/1/2017	(4)	2
The Oaks on the Square - Phase IV	27,553	2.41%	(5)	Variable	10/20/2017	(5)	2
The Retreat at Blacksburg - Phase I	10,380	2.25%	(6)	Variable	2/4/2019	(6)	3
Construction Loans	73,605	2.33%	(1)				1.9 years

Total mortgage and construction debt / weighted average rate	205,464	4.02%	(1)				2.1 years
Unamortized premium and deferred financing costs(7)	(953)
Total mortgage and construction debt, net of unamortized premium and deferred financing costs	204,511
Less current portion	(35,446)
Total mortgage and construction debt, net of current portion	$169,065

(1)	Represents the weighted average interest rate as of December 31, 2015.

(2)
In connection with the acquisition of The Centre at Overton Park during 2012, the Trust assumed fixed-rate mortgage debt. If no event of default occurs, the Trust has the option to extend the maturity date for one year at a base rate plus a margin of 2.5%. Principal and interest are repaid on a monthly basis. In January 2016, this mortgage debt was prepaid in full (see Note 10 to the accompanying consolidated financial statements).

(3)
The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and is interest only through July 1, 2015. The loan may be extended for two 12-month periods, providing the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.

(4) During 2014, the Trust entered into a $35.7 million construction loan related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Operating Partnership is the majority owner and managing member of the joint venture. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest-only through July 10, 2017. On July 10, 2017, if certain conditions are met, the Operating Partnership has the option to extend the loan until July 9, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.
(5) During 2014, the Operating Partnership entered into a $38.0 million construction loan related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00%

margin and is interest-only through October 20, 2017. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

(6)
During 2015, the Operating Partnership entered into a construction loan of $49.6 million related to the development of a jointly owned cottage-style community located in Blacksburg, Virginia (The Retreat at Blacksburg). The Operating Partnership is the majority owner and will manage the community following its completion. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest-only through February 4, 2019. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

(7) Deferred financing costs are presented as a direct deduction from the carrying amount of debt liability due to the retroactive adoption of ASU 2015-03 (see Note 2 to the accompanying consolidated financial statements).

Each of these mortgages is a non-recourse obligation subject to customary exceptions. These loans generally do not allow prepayment prior to maturity. However, prepayment is allowed in certain cases subject to prepayment penalties. The construction loan on The Retreat at Louisville, The Oaks on the Square Phase IV and The Retreat at Blacksburg each have a 30% repayment guarantee, which will be reduced to 15% if certain requirements are met. The construction loans can be prepaid without penalty.

Item 3. Legal Proceedings.

During the year ended December 31, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself, both actions related to a change order dispute by the general contractor on a completed third-party development project. The federal suit was dismissed in 2015. Subsequent to December 31, 2015, the arbitration proceedings were settled at an amount that was accrued by the Trust as of December 31, 2015.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol “EDR.” There were approximately 487 holders of record of the 63,219,814 shares outstanding on February 26, 2016. On the same day, our common stock closed at $39.80.

The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2014 and 2015:

	High	Low	Distributions Declared
Fiscal 2014
Quarter 1	$30.03	$25.80	$0.33
Quarter 2	32.22	28.92	0.33
Quarter 3	33.93	30.18	0.36
Quarter 4	37.64	30.48	0.36
Fiscal 2015
Quarter 1	$39.65	$34.07	$0.36
Quarter 2	36.00	31.21	0.36
Quarter 3	33.94	28.01	0.37
Quarter 4	38.56	32.55	0.37

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

Issuer Repurchases of Equity Securities

During the quarter ended December 31, 2015, there were no shares of common stock owned by employees surrendered to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan").

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

During the three months ended December 31, 2015, in connection with the DRSPP, we directed the plan administrator to purchase 310 shares of our common stock for $10,945 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2015. We also directed the plan administrator to purchase 307 shares of our common stock for $10,600 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2015	189	$33.13	—	—
November 1 – 30, 2015	310	$35.16	—	—
	48	$35.17
December 1 – 31, 2015	70	$36.82	—	—
Total	617	$34.92	—	—
(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. The Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Recent Sales of Unregistered Securities

None.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among EdR, the S&P 500 Index
and the MSCI US REIT Index

The following graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Index (the "S&P 500") and to the Morgan Stanley Capital International U.S. REIT Index (the "MSCI US REIT Index") for the period from December 31, 2010 through December 31, 2015. The graph assumes an initial investment of $100 in our common stock and in each of the indices, and also assumes the reinvestment of dividends.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
EdR	$100.00	$135.34	$145.18	$125.51	$181.53	$195.99
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
MSCI US REIT	100.00	108.69	128.00	131.17	171.01	175.32

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

STATEMENT OF OPERATIONS DATA

		Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$240,623	$206,322	$167,476	$124,087	$91,517
Third-party development services	2,233	6,805	2,989	820	4,103
Third-party management services	3,670	3,959	3,697	3,446	3,336
Operating expense reimbursements	8,636	8,707	10,214	9,593	8,604
Total revenues	255,162	225,793	184,376	137,946	107,560
Operating expenses:
Collegiate housing leasing operations	101,283	92,649	79,957	59,524	44,892
General and administrative	20,898	19,802	14,155	14,176	12,316
Depreciation and amortization	68,022	58,974	48,098	33,240	23,858
Ground lease expense	11,268	8,988	7,622	6,395	5,498
Loss on impairment	—	12,733	—	—	—
Reimbursable operating expenses	8,636	8,707	10,214	9,593	8,604
Total operating expenses	210,107	201,853	160,046	122,928	95,168
Operating income	45,055	23,940	24,330	15,018	12,392
Nonoperating expenses	26,728	8,546	18,837	15,322	18,647
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	18,327	15,394	5,493	(304)	(6,255)
Equity in losses of unconsolidated entities	(668)	(710)	(203)	(363)	(447)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	17,659	14,684	5,290	(667)	(6,702)
Income tax expense (benefit)	347	261	203	(884)	(95)
Income (loss) from continuing operations	17,312	14,423	5,087	217	(6,607)
Income (loss) from discontinued operations	—	—	(456)	8,420	(4,168)
Income (loss) before gain on sale of collegiate housing properties	17,312	14,423	4,631	8,637	(10,775)
Gain on sale of collegiate housing properties	2,770	33,231	—	—	—
Net income (loss)	20,082	47,654	4,631	8,637	(10,775)
Less: Net income attributable to the noncontrolling interests	171	599	308	216	239
Net income (loss) attributable to Education Realty Trust, Inc.	$19,911	$47,055	$4,323	$8,421	$(11,014)

		Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)

Earnings per share information:
Income (loss) per share – basic:
Continuing operations	$0.40	$1.10	$0.12	$—	$(0.27)
Discontinued operations	—	—	(0.01)	0.25	(0.16)
Net income (loss) per share	$0.40	$1.10	$0.11	$0.25	$(0.43)

Income (loss) per share – diluted:
Continuing operations	$0.40	$1.09	$0.12	$—	$(0.27)
Discontinued operations	—	—	(0.01)	0.24	(0.16)
Net income (loss) per share	$0.40	$1.09	$0.11	$0.24	$(0.43)

Weighted average common shares outstanding:
Basic	49,676	42,934	38,144	33,748	25,162
Diluted	49,991	43,277	38,490	34,106	25,162

Net income attributable to Education Realty Trust, Inc. – common stockholders:
Income (loss) from continuing operations, net of noncontrolling interests	$19,911	$47,055	$4,776	$68	$(6,879)
Income (loss) from discontinued operations, net of noncontrolling interests	—	—	(453)	8,353	(4,135)
Net income (loss)	$19,911	$47,055	$4,323	$8,421	$(11,014)

BALANCE SHEET DATA

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Assets:
Collegiate housing properties, net	$1,892,180	$1,706,711	$1,505,672	$1,220,266	$860,167
Other assets, net (1)	109,651	99,619	102,076	102,097	115,709
Total assets	$2,001,831	$1,806,330	$1,607,748	$1,322,363	$975,876
Liabilities and equity:
Mortgage and construction notes payable, net (1)	$204,511	$248,128	$419,864	$396,522	$356,571
Other unsecured indebtedness (1)	434,196	457,702	356,900	79,000	—
Other liabilities	104,694	94,170	91,144	75,087	46,175
Total liabilities	743,401	800,000	867,908	550,609	402,746
Redeemable noncontrolling interests	13,560	14,512	9,871	8,944	9,776
Equity	1,244,870	991,818	729,969	762,810	563,354
Total liabilities and equity	$2,001,831	$1,806,330	$1,607,748	$1,322,363	$975,876
(1) During 2015, the Trust early adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" which simplified the presentation of debt issuance costs. As a result, unamortized deferred financing costs related to the Trust's mortgage and construction loans and other unsecured indebtedness are presented as a direct deduction from the carrying amount of the debt liability. Unamortized deferred financing costs related to the unsecured revolving credit facility remain in other assets. The adoption has been retrospectively reflected herein.

OTHER DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Funds from operations (FFO)(1):
Net income (loss) attributable to Education Realty Trust, Inc.	$19,911	$47,055	$4,323	$8,421	$(11,014)
Gain on sale of collegiate housing properties	(2,770)	(33,231)	(3,913)	(5,496)	(2,388)
Gain on insurance settlement	—	(8,133)	—	—	—
Loss on impairment of collegiate housing assets	—	12,733	5,001	—	7,859
Collegiate housing property depreciation and amortization of lease intangibles	66,499	58,055	49,316	37,237	29,101
Equity portion of real estate depreciation and amortization on equity investees	2,141	701	196	225	412
Equity portion of loss on sale of collegiate housing property on equity investee	—	—	—	88	256
Noncontrolling interests	298	538	249	305	244
Funds from operations available to all stock and unitholders	86,079	77,718	55,172	40,780	24,470

Other adjustments to FFO:
Acquisition costs	293	1,058	393	1,110	741
Straight-line adjustment for ground leases	4,782	4,835	5,255	4,364	4,208
Severance costs, net of tax	—	314	—	—	—
Loss on extinguishment of debt	403	3,543	—	—	757
Impact of other adjustments to FFO	5,478	9,750	5,648	5,474	5,706

FFO on participating developments:
Interest on loan to participating development	—	(5,581)	1,825	1,830	1,598
Development fees on participating development, net of costs and tax	—	(1,548)	454	91	887
FFO on participating developments	—	(7,129)	2,279	1,921	2,485
Core funds from operations available to all stock and unitholders(2)	$91,557	$80,339	$63,099	$48,175	$32,661

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data and selected community information)
Cash flow information:
Net cash provided by operations	$99,895	$89,221	$77,407	$51,394	$34,037
Net cash used in investing	(246,756)	(235,775)	(298,313)	(368,948)	(159,813)
Net cash provided by financing	162,218	142,866	225,940	258,780	194,631

Per share and distribution data:
Cash distributions declared per share	$1.46	$1.38	$1.26	$1.02	$0.72
Cash distribution declared per unit	$1.46	$1.38	$1.26	$1.02	$0.72
Cash distributions declared	$71,743	$60,160	$48,459	$34,491	$18,224

Selected community information(3):
Units(4)	11,679	10,444	9,933	7,930	5,897
Beds(4)	30,400	27,637	27,982	23,263	18,257
Occupancy(5)	91.5%	91.9%	90.3%	90.9%	91.8%
Revenue per available bed(6)	$693	$626	$555	$513	$456

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of collegiate housing assets and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it an important supplemental measure of our operating performance and believe it assists in the comparison of the company's operating performance between periods to that of other publicly traded REITs and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their operating results. As such, we also exclude the impact of noncontrolling interests, only as they relate to OP Units, in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net income (loss) for the years ended December 31, 2015, 2014 and 2013, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

(2)
Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization or severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, we believe that Core FFO is a useful supplemental measure for the investing community to use in comparing the company to other REITs as most REITs provide some form of adjusted or modified FFO.

(3)
The selected community information represents all owned communities for 2015 (59), 2014 (50), 2013 (49), 2012 (41) and 2011 (32). This information excludes property information related to discontinued operations for all years.

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

We earn revenue from rental payments we receive as a result of our ownership of collegiate housing communities. We also earn revenue by performing property management services and development consulting services for third parties through our Management Company and our Development Company, respectively.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.6% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the year ended December 31, 2015.

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

Due to our predominantly private bedroom accommodations and individual lease liability, the high level of student-oriented amenities and the fact that most units are furnished and typically rent includes utilities, cable television and internet service, we believe our communities in most cases can command higher per-unit and per-square foot rental rates than most multi-family communities in the same geographic markets. We are also typically able to command higher rental rates than other on-campus collegiate housing, which tends to offer fewer amenities.

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

Development consulting services

In 2015, revenue from our development consulting services represented 0.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

In 2015, revenue from our management services segment represented 1.5% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Over the last couple of years, there has been an increase in supply across the student housing industry. However, in the markets we serve, we expect the pace of new supply growth in 2016 to decline 20% from the pace in 2015. We are projecting a 1.8% increase in supply in 2016, which is slightly outpacing enrollment growth in our markets where the three-year compounded annual enrollment growth rate is 1.5%. We also believe that enrollment growth alone does not reflect total demand as there is pent-up demand that exists for new, purpose-built student housing product, where students are moving out of old, outdated housing, and into newer communities with more amenities. This is evidenced by the 4.0% growth in same-community revenue we achieved in our 2014-2015 leasing cycle and 3.8% growth we achieved for the current 2015-2016 lease year, as well as other market data. As a result, we believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 4.2% over the last six years, has not changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full year as of December 31, 2015 and 2014 and are not conducting substantial development or redevelopment activities and were not classified as discontinued operations or sold during the respective periods. During 2015, we sold one property, which is excluded from same-community results (see Note 5 to the accompanying consolidated financial statements).

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. In 2015, same-community revenue per occupied bed increased to $728 and same-community physical occupancy increased to 93.1%, compared to same-community revenue per occupied bed of $695 and same-community physical occupancy of 91.8% in 2014. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2015-2016 lease term with a 3.8% increase in rental revenue. Opening occupancy was up 40 basis points to 97.0% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2015-2016 lease term with an average occupancy of 95.5%.

Development consulting services

Third-party development consulting services

In 2015 and 2014, third-party development revenue was $2.2 million and $4.2 million, respectively. Third-party development fee revenue recognized during 2014 includes $2.6 million recognized related to previously deferred fees on the participating project at Johns Hopkins University (see Note 2 to the accompanying consolidated financial statements). Over the last couple of years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee project volume to remain around these levels. We recently delivered a third-party project at Clarion University of Pennsylvania. We are currently providing third-party development services with a project under construction at the University of California, Berkeley, for the Bowles Hall Foundation. Construction is scheduled to begin on another third-party development at East Stroudsburg University - Pennsylvania Phase II in the Spring of 2016. We were recently awarded a third-party development at Texas A&M - Commerce with delivery currently targeted for the summer of 2017.
ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, which we expect to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program that allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs typically through a ground lease structure where we own the improvements and operate the community. Others in the industry have similar programs and to date we have 14 ONE PlanSM projects representing 19 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. Phase I of the UK Campus Revitalization Plan, with 601 total beds, opened in August 2013 for a total project cost of $25.2 million. Phase II, which includes five communities with 2,381 beds and a total project cost of approximately $138.0 million, opened in August 2014. Phase III, which includes three communities with 1,610 beds for a total cost of $101.2 million, opened in August 2015. Construction on the 2016 deliveries is on-track to deliver 1,141 beds for a total cost of $83.9 million. We are also working on planning and development of the 2017 deliveries at UK, which include a $74.0 million delivery for 771 beds and a recently awarded $26.9 million delivery for Lewis Hall consisting of 346 beds. We view our entry into the partnership with UK as a defining moment, not only for the Trust, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aging on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2014, 2013, and 2012, same-community operating expenses increased 2.6%, 4.2%, and 2.3%, respectively. In 2015, same-community operating expenses increased approximately 5.0%. This increase was mainly driven by higher real estate taxes. We expect full year same-community operating expenses to increase between 2.5-3.5% going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

General and administrative expenses includes costs such as payroll, home office rent, training, professional and legal fees and other public company costs. Costs directly associated with the management of our owned portfolio along with allocated corporate general and administrative expenses based the extent of effort or resources expended are presented in collegiate housing leasing operations on the accompanying consolidated statements of income and comprehensive income.

Costs directly associated with our management and development services along with allocated corporate general and administrative expenses based the extent of effort or resources expended are presented in development and management services on the accompanying consolidated statements of income and comprehensive income.

Unallocated general and administrative costs in 2015 were $9.0 million (excluding development pursuit costs and acquisition costs of $0.5 million), an increase of $0.3 million, or 3%, when compared to 2014. This slight increase over the prior year is consistent with the overall increase in our expenses across our portfolio and indicative of general inflationary pressures.

Asset repositioning and capital recycling

Since 2009, we have acquired $873.2 million of collegiate housing communities, completed $674.3 million of developments and disposed of $390.3 million of collegiate housing communities. Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $730. Currently, 77% of our beds and 84% of our community NOI are located on or pedestrian to campus.

During the year ended December 31, 2015, we completed the acquisition of two collegiate housing properties for $58.5 million, resulting in an increase to our portfolio of 467 beds. We also sold the Cape Trails housing community consisting of 360 beds located in Cape Girardeau, Missouri for a sales price of $12.9 million. The Trust received proceeds of $12.3 million after closing costs and recognized a $2.8 million gain on this disposition.

In the fall of 2015, we completed the following development projects (dollars in thousands):

Project	Project Type	Bed Count	Total Project Development Cost	EdR's Ownership Percentage	EdR's Share of Development Cost
University of Kentucky - Woodland Glen III, IV & V	ONE Plan	1,610	$101,172	100%	$101,172
University of Georgia - Georgia Heights	Joint Venture(1)	292	55,615	50%	27,808
University of Connecticut - The Oaks on the Square Ph IV	Wholly Owned	391	45,000	100%	45,000
University of Louisville - The Retreat at Louisville	Joint Venture	656	45,000	75%	33,750
Total - August 2015 Delivered Communities		2,949	$246,787		$207,730
(1) The Georgia Heights community is not consolidated in the accompanying financial statements.

The communities at the University of Connecticut and the University of Louisville are located within walking distance from campus, and the communities at the University of Kentucky are located directly on campus (see Note 3 to the accompanying consolidated financial statements). The joint venture development project at the University of Georgia is adjacent to campus.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following 2016 and 2017 deliveries (dollars in thousands):

Active Projects	Project Type	Bed Count	Total Project Development Cost	EdR's Ownership Percentage	EdR's Share of Development Cost	EdR's Share of Development Cost to be Funded
2016 Deliveries
University of Kentucky - Limestone Park I & II	ONE Plan	1,141	$83,911	100%	$83,911	$33,542
University of Mississippi - The Retreat - Phase II	Wholly Owned	350	26,161	100%	26,161	11,508
Virginia Tech - Retreat at Blacksburg - Phase I	Joint Venture	622	48,325	75%	36,244	17,297
Total - 2016 Deliveries		2,113	$158,397		$146,316	$62,347

2017 Deliveries
University of Kentucky - University Flats	ONE Plan	771	$74,038	100%	$74,038	$65,365
Virginia Tech - Retreat at Blacksburg - Phase II	Joint Venture	207	16,108	75%	12,081	12,081
Boise State University	ONE Plan	656	39,763	100%	39,763	39,157
University of Kentucky - Lewis Hall	ONE Plan	346	26,935	100%	26,935	25,926
Michigan State University - SkyVue	Joint Venture	824	89,906	90%	80,915	80,915
Texas State University - The Local: Downtown	Joint Venture	304	29,631	80%	23,705	21,209
Total - 2017 Deliveries		3,108	$276,381		$257,437	$244,653

Total Active Projects		5,221	$434,778		$403,753	$307,000

In addition, in February 2016, Cornell University and EdR executed a pre-closing agreement and design and site planning are under way toward an expected fall 2016 groundbreaking and commencement of construction for an approximately 850 bed $80.0 million on-campus housing community targeted for summer 2018 delivery.

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

Students are required to execute lease contracts with payment schedules that vary from per semester to monthly. Generally, a parental guarantee must accompany each executed contract. Receivables are recorded when due, while leasing revenue is recognized on a straight-line basis over the term of the contracts.

Revenue recognition of development consulting services

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. Based on past experience, we consider the sale of an asset to be probable and that the plan to sell the asset will not be withdrawn once a non-refundable deposit has been received, which typically occurs at the end of a due diligence period, thus triggering held for sale classification. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. Effective January 1, 2014, we adopted Accounting Standards Update No. 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in our business will qualify for treatment as discontinued operations. The property dispositions in 2014 and 2015 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

Repairs and maintenance

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset beyond one year are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed.

Use of estimates

Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting revenue under the percentage of completion method, useful lives of collegiate housing assets, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, and the determination of fair value for impairment assessments and derivative valuation. Actual results could differ from those estimates.

We review our assets, including our collegiate housing communities and communities under development for potential impairment indicators whenever events or circumstances indicate that the carrying value might not be recoverable. Impairment indicators include, but are not limited to, declines in our market capitalization, overall market factors, changes in cash flows, significant decreases in net operating income and occupancies at our operating properties, changes in projected completion dates of our development projects and sustainability of development projects. Our tests for impairment are based on the most current information available and if conditions change or if our plans regarding our assets change, it could result in additional impairment charges in the future. However, based on our plans with respect to our operating properties and those under development, we believe the carrying amounts are recoverable.

Results of Operations for the Years Ended December 31, 2015 and 2014

The following table presents our results of operations for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year ended December 31,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$240,623	$206,322	$34,301	16.6%
Collegiate housing leasing operations	101,283	92,649	8,634	9.3%
Net operating income	$139,340	$113,673	$25,667	22.6%

Development Consulting Services:
Third-party development consulting services	$2,233	$4,224	$(1,991)	(47.1)%
General and administrative(1)	2,802	2,354	448	19.0%
Net operating (loss) income	$(569)	$1,870	$(2,439)	(130.4)%

Management Services:
Third-party management services	$3,670	$3,959	$(289)	(7.3)%
General and administrative(1)	2,844	2,633	211	8.0%
Net operating income	$826	$1,326	$(500)	(37.7)%

Reconciliations:
Segment revenue	$246,526	$214,505	$32,021	14.9%
Operating expense reimbursements	8,636	8,707	(71)	(0.8)%
Eliminations / adjustments(2)	—	2,581	(2,581)	NM
Total segment revenues	$255,162	$225,793	$29,369	13.0%

Segment operating expenses	$106,929	$97,636	$9,293	9.5%
Reimbursable operating expenses	8,636	8,707	(71)	(0.8)%
Total segment operating expenses	$115,565	$106,343	$9,222	8.7%

Segment net operating income	$139,597	$119,450	$20,147	16.9%
Other unallocated general and administrative expenses(3)	(15,252)	(14,815)	(437)	2.9%
Depreciation and amortization	(68,022)	(58,974)	(9,048)	15.3%
Ground lease	(11,268)	(8,988)	(2,280)	25.4%
Loss on impairment of collegiate housing properties	—	(12,733)	12,733	NM
Nonoperating expenses	(26,728)	(8,546)	(18,182)	212.8%
Equity in losses of unconsolidated entities	(668)	(710)	42	(5.9)%
Income before income taxes and gain on sale of collegiate housing properties	$17,659	$14,684	$2,975	20.3%

(1) General and administrative expenses for the development consulting services and management services segments represent those expenses that are directly attributable to these segments and also include an allocation of corporate general and administrative expenses based on the extent of effort or resources expended.

(2) In 2014, the eliminations / adjustments to segment revenues (specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park at Johns Hopkins to total revenues.

(3) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,		Favorable (Unfavorable)
	2015	2014
Owned communities:
Occupancy
Physical(1)	91.5%	91.9%	(40	) bps
Economic(2)	89.2%	87.7%	150	bps
NarPOB(3)	$706	$635	$71
Other income per occupied bed(4)	$51	$46	$5
RevPOB(5)	$757	$681	$76
Operating expense per bed(6)	$292	$281	$(11)
Operating margin(7)	57.9%	55.1%	280	bps
Design Beds(8)	347,248	329,587	17,661

Same-communities(9):
Occupancy
Physical(1)	93.1%	91.8%	130	bps
Economic(2)	91.3%	88.1%	320	bps
NarPOB(3)	$675	$645	$30
Other income per occupied bed(4)	$53	$50	$3
RevPOB(5)	$728	$695	$33
Operating expense per bed(6)	$301	$282	$19
Operating margin(7)	55.6%	55.9%	(30	) bps
Design Beds(8)	272,628	272,628	—

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
(9) Represents operating statistics for communities that were owned by us and were operating for the full years ended December 31, 2015 and 2014. The same-community portfolio excludes properties that are sold or have met the requirements for held for sale accounting treatment.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Year-ended December 31, 2014	$206,322	$92,649
Increase in same-community	10,895	5,271
Increase from 2014 deliveries	14,911	4,542
Increase from 2014 acquisitions	10,044	3,821
Increase from 2015 deliveries	10,360	2,628
Increase from 2015 acquisitions	1,753	561
Increase from pre-opening expense on future developments	—	317
Decrease from sold communities	(13,662)	(8,506)
Year-ended December 31, 2015	$240,623	$101,283

The increase in same-community revenue of $10.9 million, or 6.3%, was driven from a 3.7% increase in rental rates, a 2.0% improvement in occupancy and a 0.6% growth in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2014 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in prior year. In 2015, we recognized revenue on the 2015 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $5.3 million, or 6.9%, over prior year and is mainly due to increased rates in real estate taxes and a $0.8 million real estate charge relating to the settlement of an assessment dispute with a local school board at one community covering several prior assessment years. We also experienced an increase in operating expenses related to the 2014 and 2015 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $8.5 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2015 and 2014:

Project	Beds	Fee Type	2015	2014	Favorable (Unfavorable)
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$1,115	$931	$184
West Chester University of Pennsylvania – Phase II	653	Development fee	—	1,100	(1,100)
Athens – Georgia Heights	292	Development fee	101	166	(65)
Mansfield University of Pennsylvania – Phase II	684	Development fee	—	4	(4)
Wichita State University	784	Development fee	10	1,878	(1,868)
Bowles Hall	186	Development fee	826	—	826
Miscellaneous consulting fees	—	Development Consulting fee	181	145	36
Third-party development consulting services total			$2,233	$4,224	$(1,991)

Third-party development consulting services revenue decreased $2.0 million to $2.2 million for the year ended December 31, 2015 as compared to the same period in 2014. Third-party development consulting services revenue fluctuates based on the number and timing of development projects.

General and administrative expenses for the segment increased $0.4 million, or 19.0%, for the year ended December 31, 2015 compared to the prior year. General and administrative expenses generally fluctuate based on the number and timing of development projects; however, a portion of general and administrative expenses are incurred prior to the commencement of construction of the development as they include such costs necessary to propose, negotiate and structure the third-party development deals.

Management services

Total management services revenue decreased $0.3 million, or 7.3%, for the year ended December 31, 2015 when compared to the same period in 2014. This decrease is due primarily to the lost revenue from properties we no longer manage.

General and administrative expenses for our management services segment increased $0.2 million, or 8.0%, for the year ended December 31, 2015 compared to the same period in the prior year. The increase is due to general inflation-related increases.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.4 million, or 2.9%, during the year ended December 31, 2015 over the same period in the prior year. The increase is due to general inflation-related increases.

Depreciation and amortization

Depreciation and amortization increased $9.0 million, or 15.3%, during the year ended December 31, 2015 as compared to the same period in the prior year. This increase relates primarily to the 17 new properties (acquisitions or developments) opened since January 1, 2014.

Ground lease expense

For the year ended December 31, 2015, the cost of ground leases increased $2.3 million, or 25.4%, compared to the same period in the prior year. This increase relates primarily to the opening of eight communities on the campus of the University of Kentucky in 2014 and 2015. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

During the year ended December 31, 2014, we recorded impairment losses of $12.7 million related to collegiate housing communities. The assets were determined to be impaired due to a change in circumstances that indicated their carrying values may not be recoverable (see Note 2 to the accompanying consolidated financial statements). The change in circumstances for the properties was generally attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors. During the year ended December 31, 2015, we recorded no impairment losses.

Nonoperating expenses

Nonoperating expenses consist of the following for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change ($)	Change (%)
Interest expense	$(24,449)	$(20,656)	$(3,793)	18.4%
Amortization of deferred financing costs	(2,089)	(2,156)	67	(3.1)%
Interest income	213	190	23	12.1%
Guarantee fee income from Participating Development	—	3,000	(3,000)	NM
Interest on loan to Participating Development	—	6,486	(6,486)	NM
Loss on extinguishment of debt	(403)	(3,543)	3,140	(88.6)%
Gain on insurance settlement	—	8,133	(8,133)	NM
Total nonoperating expenses	$(26,728)	$(8,546)	$(18,182)	212.8%

Interest expense increased $3.8 million, or 18.4%, to $24.4 million for the year ended December 31, 2015. The increase in interest expense includes approximately $10.3 million of additional expense related to the Senior Unsecured Notes issued during November 2014 (see Note 10 to the accompanying consolidated financial statements), offset by a decrease in interest expense on mortgage and construction related debt of $5.5 million due to the prepayment of mortgage and construction debt during the year.

The $3.0 million guarantee fee income from Participating Development was recognized in the third quarter of 2014 when the guaranteed debt was repaid by the owner of the project. The $6.5 million of interest on the loan to Participating Development recognized for the year ended December 31, 2014 represents interest income on the $18.0 million mezzanine loan advanced by us, which was previously deferred due to continuing involvement in the Johns Hopkins development (see further discussion above and Note 2 to the accompanying consolidated financial statements).

The loss on extinguishment of debt recognized for the year ended December 31, 2014 of $3.5 million represents costs incurred in connection with the early retirement of $190.1 million of mortgage and construction debt during 2014.

During the year ended December 31, 2014, we settled the insurance claims related to the July 2012 fire at 3949 Lindell, and recognized a gain of $8.1 million (see Note 19 to the accompanying consolidated financial statements).

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table presents our results of operations for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$206,322	$167,476	$38,846	23.2%
Collegiate housing leasing operations	92,649	79,957	12,692	15.9%
Net operating income	$113,673	$87,519	$26,154	29.9%

Development Consulting Services:
Third-party development consulting services	$4,224	$3,759	$465	12.4%
General and administrative(1)	2,354	1,161	1,193	102.8%
Net operating income	$1,870	$2,598	$(728)	(28.0)%

Management Services:
Third-party management services	$3,959	$3,697	$262	7.1%
General and administrative(1)	2,633	2,450	183	7.5%
Net operating income	$1,326	$1,247	$79	6.3%

Reconciliations:
Segment revenue	$214,505	$174,932	$39,573	22.6%
Operating expense reimbursements	8,707	10,214	(1,507)	(14.8)%
Eliminations / adjustments(2)	2,581	(770)	3,351	(435.2)%
Total segment revenues	$225,793	$184,376	$41,417	22.5%

Segment operating expenses	$97,636	$83,568	$14,068	16.8%
Reimbursable operating expenses	8,707	10,214	(1,507)	(14.8)%
Total segment operating expenses	$106,343	$93,782	$12,561	13.4%

Segment net operating income	$119,450	$90,594	$28,856	31.9%
Other unallocated general and administrative expenses	(14,815)	(10,544)	(4,271)	40.5%
Depreciation and amortization	(58,974)	(48,098)	(10,876)	22.6%
Ground lease	(8,988)	(7,622)	(1,366)	17.9%
Loss on impairment of collegiate housing properties	(12,733)	—	(12,733)	NM
Nonoperating expenses	(8,546)	(18,837)	10,291	(54.6)%
Equity in losses of unconsolidated entities	(710)	(203)	(507)	249.8%
Income before income taxes, discontinued operations, and gain on sale of collegiate housing properties	$14,684	$5,290	$9,394	177.6%

(1) General and administrative expenses for the development consulting services and management services segments represent those expenses that are directly attributable to these segments and also include an allocation of corporate general and administrative expenses based on the extent of effort or resources expended.

(2)  In 2013, the eliminations / adjustments to segment revenues (specifically, to development consulting) eliminate the deferred development fee on the participating project at the Science + Technology Park at Johns Hopkins, which is not recognized in the accompanying consolidated financial statements. In 2014, the eliminations / adjustments to segment revenues (specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park and Johns Hopkins to total revenues. The related revenue was recognized in the accompanying consolidated financial statements during 2014, but was recognized in segment revenues in prior periods.

(3) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,		Favorable (Unfavorable)
	2014	2013(9)
Owned communities:
Occupancy
Physical(1)	91.9%	90.3%	160	bps
Economic(2)	87.7%	86.4%	130	bps
NarPOB(3)	$635	$568	$67
Other income per occupied bed(4)	$46	$46	$—
RevPOB(5)	$681	$615	$66
Property operating expense per bed(6)	$281	$265	$(16)
Operating margin(7)	55.1%	52.3%	280	bps
Design Beds(8)	329,587	301,636	27,951

Same communities(10):
Occupancy
Physical(1)	91.8%	90.9%	90	bps
Economic(2)	88.0%	86.3%	170	bps
NarPOB(3)	$605	$592	$13
Other income per occupied bed(4)	$45	$44	$1
RevPOB(5)	$650	$636	$14
Property operating expense per bed(6)	$269	$263	$(6)
Operating margin(7)	54.9%	54.6%	30	bps
Design Beds(8)	212,148	212,148	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Represents GAAP net apartment rent for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.

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

(10)
Represents operating statistics for communities that were operating for the full years ended December 31, 2014 and 2013. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment. In addition, the collegiate housing community referred to as 3949 at Saint Louis University is excluded from our same-community portfolio as it was damaged by fire on July 17, 2012. The community was insured and reopened in August 2013.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2014 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Year-ended December 31, 2013	$167,476	$79,957
Increase in same-community	3,998	1,450
Increase from 2013 deliveries	16,549	5,183
Increase from 2013 acquisitions	11,118	5,577
Increase from 2014 deliveries	11,939	3,556
Increase from 2014 acquisitions	4,683	1,465
Increase from pre-opening expense on future development	—	338
Decrease from sold communities	(9,441)	(4,877)
Year-ended December 31, 2014	$206,322	$92,649

The increase in same-community revenue of $4.0 million, or 3.2%, was driven by a 2.4% increase in rental rates, a 0.7% improvement in occupancy and a 0.1% growth in other income. Consistent with company policy, at the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2013 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in the prior year. In 2014, we recognized revenue on the 2014 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $1.5 million, or 2.6%, over the prior year. We also experienced an increase in operating expenses related to the 2013 and 2014 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $4.9 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2014 and 2013:

Project	Beds	Fee Type	2014	2013	Favorable (Unfavorable)
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$931	$—	$931
West Chester University of Pennsylvania – Phase II	653	Development fee	1,100	934	166
Athens - Georgia Heights	292	Development fee	166	—	166
Mansfield University of Pennsylvania Phase II	684	Development fee	4	1,361	(1,357)
Wichita State University	784	Development fee	1,878	614	1,264
Participating project – Science + Technology Park at Johns Hopkins	572	Development fee	—	770	(770)
Miscellaneous consulting fees	—	Development Consulting fee	145	80	65
Third-party development consulting services total			$4,224	$3,759	$465

Development consulting services revenue increased $0.5 million to $4.2 million for the year ended December 31, 2014 as compared to the same period in 2013. Third-party development consulting services revenue fluctuates based on the number and timing of development projects. In addition, included in development fees earned during 2014 were cost savings recognized related to the Wichita State University project in the amount of $0.6 million. No amounts for cost savings were recognized in 2013.

General and administrative expenses for the segment increased $1.2 million, or 102.8%, for the year ended December 31, 2014 compared to the prior year. This increase is primarily attributable to the increase in active development projects.

Management services

Total management services revenue increased $0.3 million, or 7.1%, for the year ended December 31, 2014 when compared to the same period in 2013. This increase is primarily related to the performance of our existing management portfolio.

General and administrative costs for our management services segment increased $0.2 million, or 7.5%, for the year ended December 31, 2014 compared to the same period in the prior year, which is consistent with the increase in our third-party management fee revenue.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $4.3 million, or 40.5%, during the year ended December 31, 2014 over the same period in the prior year. The increase includes approximately $1.4 million in acquisition, development pursuit and severance costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, increased on and off campus development pursuit activity and our continued asset repositioning efforts.

Depreciation and amortization

Depreciation and amortization increased $10.9 million, or 22.6%, during the year ended December 31, 2014 over the same period in the prior year. This increase relates primarily to the 20 new properties (acquisitions or developments) opened since January 1, 2013 as discussed above.

Ground lease expense

For the year ended December 31, 2014, the cost of ground leases increased $1.4 million, or 17.9%, compared to the same period in the prior year. This increase relates primarily to the opening of five developments on the campus of the University of Kentucky in 2013 and 2014. We recognize ground lease expense on a straight-line basis over the life of the related lease.

Loss on impairment of collegiate housing properties

During the year ended December 31, 2014, we recorded impairment losses of $12.7 million related to collegiate housing communities. The assets were determined to be impaired due to a change in circumstances that indicated their carrying values may not be recoverable (see Note 2 to the accompanying consolidated financial statements). The change in circumstances for the properties was generally attributable to changes in property-specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors. One of these collegiate housing communities was subsequently sold.

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

For the year ended December 31, 2014, interest expense increased $3.1 million, or 17.9%, to $20.7 million. The increase in interest expense includes approximately $6.6 million of additional expense related to the Term Loans entered into during January 2014 (see Note 10 to the accompanying consolidated financial statements), offset by a decrease in interest expense on the Revolving Credit Facility and construction and mortgage debt of $5.0 million.

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

The loss on extinguishment of debt recognized for the year ended December 31, 2014 of $3.5 million represents costs incurred in connection with the early retirement of $190.1 million of mortgage and construction debt during the year.

During the year ended December 31, 2014, we settled the insurance claims related to the July 2012 fire at 3949 Lindell, and recognized a gain of $8.1 million (see Note 19 to the accompanying consolidated financial statements).

Liquidity and Capital Resources

Cash and cash flows

As of December 31, 2015, we had $33.7 million of cash on hand compared to $18.4 million of cash on hand as of December 31, 2014.

During 2015, we generated $99.9 million of cash from operations compared to $89.2 million in 2014. This increase of $10.7 million is primarily attributable to the increase in combined community net operating income of $25.7 million offset by a net increase in working capital from prior year of $6.3 million, an increase in interest paid of $5.2 million over prior year and the $3.0 million guarantee fee related to the Participating Project collected in the prior year.

During 2015, we used $246.8 million of cash in investing activities which is $11.0 million more than last year. In 2014, we sold seven communities compared to just one in 2015 contributing to a $120.8 million decrease in cash flows from investing activities. Partially offsetting this decrease was a decrease in cash paid related to collegiate housing acquisitions and continued development of $113.1 million from the prior year.

During 2015, we generated $162.2 million of cash from financing activities compared to $142.9 million in 2014, which resulted in an increase in cash of $19.4 million. The increase in cash provided by financing activities is attributable to the following:

•	a decrease in cash returned to noncontrolling interests of $10.1 million from the prior year;

•	a decrease in cash paid for debt issuance costs of $5.5 million from the prior year; and

•
an increase in proceeds from common stock offerings of $7.7 million related to increased sales of common stock under our at-the-market equity offering program and from the follow on equity offering completed in November 2015.

Offsetting these increases in cash provided by financing activities is a $11.4 million increase in dividends from the prior year.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.48 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, fund for our active development projects, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Senior Unsecured Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering program, additional follow on equity offerings or additional offerings of unsecured notes.

In November 2015, we completed a follow-on equity offering selling 8.1 million shares of our common stock for net proceeds of approximately $270.1 million. This offering, and a subsequent offering in January 2016, where we sold an additional 6.3 million shares of our common stock for net proceeds of approximately $215.1 million, improved our leverage metrics and provided additional balance sheet capacity to fund our current development pipeline and future acquisitions and development opportunities.

The Operating Partnership used the net proceeds from the November 2015 follow-on equity offering to repay in full its outstanding balance under the Fifth Amended Revolver and for general corporate purposes, which include funding its development pipeline and acquiring additional communities.

The Operating Partnership used $85.1 million of the proceeds from the January 2016 follow-on equity offering to prepay the two remaining notes under the Master Secured Credit Facility. One of the notes prepaid had a principal balance of $21.3 million at December 31, 2015, was set to mature on January 1, 2020 and had a fixed interest rate of 5.67%. The second note prepaid had a principal balance of $54.5 million, was set to mature on January 1, 2019 and had a fixed interest rate of 6.02%. The Operating Partnership incurred a prepayment penalty of $9.3 million in connection with the prepayment. In addition, the Operating Partnership repaid in full fixed-rate mortgage debt of $23.7 million that was assumed in connection with the 2012 acquisition of The Suites at Overton Park collegiate housing community. The interest rate was equal to 4.16% and the mortgage debt was scheduled to mature on April 1, 2016. The remaining funds will be used by the Operating Partnership for general corporate purposes, which include funding its development pipeline and acquiring additional communities.

Distributions for the year ended December 31, 2015 totaled $70.5 million, or $1.46 per share, to our stockholders and $1.2 million, or $1.46 per OP Unit, to the Operating Partnership unitholders, compared to cash provided by operations of $99.9 million, or $2.01 per weighted average share/unit.

Based on our closing share price of $37.88 on December 31, 2015, our total enterprise value was $2.8 billion. With net debt (total debt less cash) of $609.2 million as of December 31, 2015, our debt to enterprise value was 22.0% compared to 28.1% as of December 31, 2014. With gross assets of $2.3 billion, which excludes accumulated depreciation of $271.0 million, our debt to gross assets ratio was 28.3% as of December 31, 2015 as compared to 35.2% as of December 31, 2014.

ATM Program

During October 2014, we entered into agreements to establish a new at-the-market equity offering program ("ATM Program") under which we are authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. As of December 31, 2014, we had sold 0.5 million shares of common stock under the ATM Program for net proceeds of approximately $18.1 million. We sold 0.7 million shares of common stock under these distribution agreements during 2015 and received net proceeds of $26.7 million. We used the net proceeds to repay debt, fund our development pipeline and for general corporate purposes. As of December 31, 2015, we had remaining availability under the ATM Program of $104.6 million.

Revolving credit facility

As described in Note 10 to the accompanying consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of December 31, 2015, we were in compliance with all covenants and had availability of $500.0 million as no amounts were outstanding. The interest rate applicable to the Fifth Amended Revolver was 1.78% at December 31, 2015. As of February 29, 2016, no amounts had been drawn on the Fifth Amended Revolver, and we had remaining availability of $500.0 million.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of December 31, 2015, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 14 to the accompanying consolidated financial statements). As of December 31, 2015, the effective interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the effective interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

Senior Unsecured Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million senior unsecured notes (the "Senior Unsecured Notes") (see Note 10 to the accompanying consolidated financial statements). The 10-year Senior Unsecured Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Senior Unsecured Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Senior Unsecured Notes will mature on December 1, 2024. Net proceeds from the sale of the Senior Unsecured Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. We used the offering proceeds to prepay $69.0 million of mortgage debt (including $2.6 million in prepayment penalties and other fees), pay down the outstanding balance of our unsecured revolving credit facility and for general corporate purposes. The terms of Senior Unsecured Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2015, we were in compliance with all covenants.

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

In 2015, we sold Cape Trails collegiate housing community located in Cape Girardeau, Missouri, serving Southeast Missouri State University, for a sales price of $12.9 million. The Trust received proceeds of $12.3 million after closing costs and recognized a $2.8 million gain on this disposition as reflected in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2015. This property was built in 2000, acquired by the Trust in 2005 and was 0.1 miles from campus.

In 2014, we sold the following seven off-campus properties for a combined sales price of approximately $138.5 million resulting in total proceeds of approximately $116.3 million after repayment of debt and customary closing costs. We recognized a combined gain of $33.2 million on these dispositions as reflected in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2014. Summary statistics for these dispositions are as follows:

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

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with cash on hand, working capital, borrowings under construction loans, our Fifth Amended Revolver or secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

During 2015, we completed the following collegiate housing property acquisitions:

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

We currently have eight active development projects that we are developing for our ownership with our share of aggregate development costs of $403.8 million. As of December 31, 2015, $96.8 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, distributions, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through working capital, cash provided by operations, additional borrowings under our Fifth Amended Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, OP Units or additional debt, if market conditions permit.

Capital expenditures

The historical recurring capital expenditures, excluding discontinued operations or sold communities, at our same communities are set forth as follows:

	As of and for the Years Ended December 31,
	2015	2014	2013
Total units	8,263	6,228	5,895
Total beds	22,719	18,039	18,508
Total recurring capital expenditures (in thousands)	$4,919	$3,844	$4,381
Average per unit	$595.33	$617.14	$743.19
Average per bed	$216.52	$213.07	$236.71

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

Nonrecurring capital expenditures were approximately $9.5 million, $12.3 million and $12.8 million, respectively, for the years ended December 31, 2015, 2014 and 2013. These expenditures relate to major renovations and improvements and typically are funded with cash on hand.

Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (amounts in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations (1)	$35,446	$88,377	$146,641	$372,500	$642,964
Contractual Interest Obligations (2)	26,158	46,789	45,335	34,500	152,782
Operating Lease and Future Purchase Obligations (3)	14,919	22,908	18,363	511,519	567,709
Capital Reserve Obligations (4)	551	931	62	—	1,544
Development Projects (5)	171,145	56,596	—	—	227,741
Total	$248,219	$215,601	$210,401	$918,519	$1,592,740

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Term Loan, Senior Unsecured Notes and construction loan agreements.

(2)
Includes contractual fixed-rate interest payments on the Term Loan and Senior Unsecured Notes as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2015. The Trust has $107.3 million of variable rate debt as of December 31, 2015.

(3)	Includes future minimum lease commitments under operating and long-term ground lease obligations.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

(5)
Consists of the completion of eight owned development projects which will be funded entirely by us and are scheduled to be completed between August 2016 and August 2018. We have entered into guaranteed maximum price contracts with general contractors for certain phases of the construction of these projects. In addition, we incur additional costs that are necessary to place these properties into service, such as the cost of furniture, fixtures and equipment, marketing and leasing costs. The unfunded commitments presented include only those costs that we are obligated to fund under the construction contracts. The Trust expects to fund this amount through a combination of cash flows generated from operations, draws on the Fifth Amended Revolver, issuance of securities under the ATM Program and potential debt or follow on equity offerings.

Long-term indebtedness

As of December 31, 2015, 50, or 83%, of our communities were unencumbered by mortgage or construction debt.

As of December 31, 2015, we had outstanding long-term indebtedness of $638.7 million (net of unamortized debt premium and deferred financing costs of $4.3 million).

The scheduled future maturities of this indebtedness as of December 31, 2015 were as follows (in thousands):

Year
2016	$35,446
2017	86,748
2018	1,629
2019	127,067
2020	19,574
Thereafter	372,500
Total	642,964
Unamortized premium and deferred financing costs (1)	4,257
Outstanding as of December 31, 2015, net of unamortized debt premium and deferred financing costs	$638,707
(1) Deferred financing costs are presented as a direct deduction from the carrying amount of debt liability due to the retroactive adoption of ASU 2015-03.

As of December 31, 2015, the outstanding mortgage and construction debt had a weighted average interest rate of 4.0% and carried an average term to maturity of 2.1 years.

We had no amounts outstanding under the Fifth Amended Revolver as of December 31, 2015. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date by one year subject to certain conditions. The Fifth Amended Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of December 31, 2015 was 1.78%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During May 2015, the Board increased the annual dividend target from $1.44 to $1.48 per share to our stockholders and per OP Unit to the Operating Partnership unitholders becoming effective with the August 14, 2015 dividend.

During 2015, we declared quarterly distributions aggregating $1.46 per share of EdR's common stock and per OP Unit in EROP.

As discussed above, the Board declared a fourth quarter distribution of $0.37 per share of common stock and OP Unit for the quarter ended December 31, 2015. The distributions were paid on February 15, 2016 to stockholders and unitholders of record at the close of business on January 29, 2016.

Off-Balance Sheet Arrangements

The Operating Partnership and various joint venture partners have jointly and severally guaranteed partial repayment on third-party mortgage and construction debt secured by certain underlying collegiate housing properties, all of which are held by unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty, or in the Operating Partnership's proportionate interest in the partial repayment guaranty, as applicable. The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		December 31, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,297	n/a	$5,824	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,507	8,767	28,254	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	31,430	7,230	15,715	3,615	—	7,230	—	3,615

In connection with the development agreement entered into on July 14, 2010 for a project at the Science + Technology Park at Johns Hopkins Medical Institute (see Note 2 to the accompanying consolidated financial statements), the Trust committed to provide a guarantee of repayment of a $42.0 million third-party construction loan for a $3.0 million fee, of which the carrying value approximated fair value. On July 1, 2014, the third-party owners refinanced the construction loan and the Trust was released from the guarantee obligations. The Trust collected and recognized the $3.0 million guarantee fee during 2014.

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2015, $33.2 million had been drawn on the construction loan, of which $5.7 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying consolidated financial statements.

Non-GAAP Measures

Funds From Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of collegiate housing assets and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests, only as it relates to OP Units, in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from collegiate housing asset dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net income attributable to Education Realty Trust, Inc.	$19,911	$47,055	$4,323
Gain on sale of collegiate housing assets	(2,770)	(33,231)	(3,913)
Gain on insurance settlement	—	(8,133)	—
Loss on impairment of collegiate housing assets	—	12,733	5,001
Real estate related depreciation and amortization	66,499	58,055	49,316
Equity portion of real estate depreciation and amortization on equity investees	2,141	701	196
Noncontrolling interests	298	538	249
FFO available to stockholders and unitholders	86,079	77,718	55,172

FFO adjustments:
Loss on extinguishment of debt	403	3,543	—
Acquisition costs	293	1,058	393
Severance costs, net of tax	—	314	—
Straight-line adjustment for ground leases	4,782	4,835	5,255
FFO adjustments	5,478	9,750	5,648

FFO on Participating Developments:
Interest on loan to Participating Development	—	(5,581)	1,825
Development fees on Participating Development, net of costs and taxes	—	(1,548)	454
FFO on Participating Developments	—	(7,129)	2,279
Core FFO available to stockholders and unitholders	$91,557	$80,339	$63,099

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding third-party management fees and expenses, third-party development consulting fees and expenses, depreciation, amortization, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from

GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to NOI for years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Year ended December 31,
	2015	2014	2013
Operating income	$45,055	$23,940	$24,330
Less: Third-party development services revenue	(2,233)	(6,805)	(2,989)
Less: Third-party management services revenue	(3,670)	(3,959)	(3,697)
Plus: Development and management services expenses	11,446	9,685	6,477
Plus: General and administrative expenses	9,452	10,117	7,678
Plus: Ground leases	11,268	8,988	7,622
Plus: Depreciation and amortization	68,022	58,974	48,098
Plus: Loss on impairment of collegiate housing assets	—	12,733	—
NOI	$139,340	$113,673	$87,519

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and income; (7) other non-operating expense (income); (8) income tax expense (benefit); (9) non-controlling interest; (10) gain on insurance settlement; (11) loss on extinguishment of debt; and (12) applicable expenses related to discontinued operations. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Year ended December 31,
	2015	2014	2013
Net income attributable to Education Realty Trust, Inc.	$19,911	$47,055	$4,323
Straight line adjustment for ground leases	4,782	4,835	5,255
Acquisition costs	293	1,058	393
Depreciation and amortization	68,022	58,974	48,098
Depreciation and amortization – discontinued operations	—	—	1,767
Loss on impairment of collegiate housing assets	—	12,733	—
Loss on impairment of collegiate housing assets – discontinued operations	—	—	5,001
Gain on sale of collegiate housing assets	(2,770)	(33,231)	—
Gain on sale of collegiate housing assets – discontinued operations	—	—	(3,913)
Gain on insurance settlement	—	(8,133)	—
Interest expense	24,449	20,656	17,526
Amortization of deferred financing costs	2,089	2,156	1,758
Interest income	(213)	(190)	(447)
Interest on loan to Participating Development	—	(6,486)	—
Loss on extinguishment of debt	403	3,543	—
Income tax expense	347	261	203
Noncontrolling interest	171	599	308
Adjusted EBITDA	$117,484	$103,830	$80,272

Debt to gross assets

Debt to gross assets is defined as total debt, excluding the unamortized debt premium and deferred financing costs, divided by gross assets, or total assets excluding accumulated depreciation on real estate assets. We consider debt to gross assets useful to an investor in evaluating our leverage and in assessing our capital structure, because it excludes noncash items such as accumulated depreciation and provides a more accurate depiction of our capital structure. The following is a reconciliation of our GAAP total assets to gross assets as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Mortgage and construction loans, excluding unamortized premium and deferred financing costs of $953 and $23 as of December 31, 2015 and 2014, respectively(2)	205,464	248,151
Unsecured revolving credit facility	—	24,000
Unsecured term loan, excluding unamortized deferred financing costs of $982 and $1,223 as of December 31, 2015 and 2014, respectively(2)	187,500	187,500
Unsecured Senior Notes, excluding unamortized deferred financing costs of $2,322 and $2,575 as of December 31, 2015 and 2014, respectively(2)	250,000	250,000
Total debt, excluding unamortized premium and deferred financing costs	$642,964	$709,651

Total assets	$2,001,831	$1,806,330
Accumulated depreciation(1)	270,993	210,047
Gross assets	$2,272,824	$2,016,377

Debt to gross assets	28.3%	35.2%

(1) Represents accumulated depreciation on real estate assets.
(2) Deferred financing costs are presented as a direct deduction from the carrying amount of debt liability due to the retroactive adoption of ASU 2015-03 (see Note 2 to the accompanying consolidated financial statements).

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

The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
	(in thousands)				(in thousands)
Fixed rate debt (1)	$535,709	6.2	4.48%	83.3%	$577,770	6.8	4.47%	81.4%
Variable rate debt (2)	$107,255	1.5	2.34%	16.7%	$131,881	1.5	2.19%	18.6%
(1) Includes $187.5 million outstanding balance on our term loans as of December 31, 2015 and 2014, respectively, effectively fixed by the use of interest rate swaps. Also excludes unamortized deferred financing costs of $3.3 million and $3.8 million as of December 31, 2015 and 2014, respectively.
(2) Excludes unamortized debt premium and deferred financing costs of $1.0 million and $1.5 million as of December 31, 2015 and 2014, respectively.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2015, we had fixed rate debt of $348.2 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $19.7 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $21.4 million increase in the fair value of our fixed rate debt.

As of December 31, 2015, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during 2015, our annual interest costs would have been approximately $3.6 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2015 and the hedge agreements not been in place, our annual interest costs would have been approximately $1.7 million lower. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Trust's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Trust changed its method of accounting for and disclosure of discontinued operations as of January 1, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Education Realty Operating Partnership, L.P.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Operating Partnership, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in partners' capital and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for and disclosure of discontinued operations as of January 1, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 29, 2016

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except share and per share data)

	2015	2014
Assets:
Collegiate housing properties, net	$1,774,796	$1,586,009
Assets under development	117,384	120,702
Cash and cash equivalents	33,742	18,385
Restricted cash	9,784	10,342
Student contracts receivable, net	3,009	2,205
Receivable from managed third parties	316	373
Notes receivable	2,167	375
Goodwill and other intangibles, net	3,304	3,497
Other assets	57,329	64,442
Total assets	$2,001,831	$1,806,330

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$204,511	$248,128
Unsecured revolving credit facility	—	24,000
Unsecured term loan, net of unamortized deferred financing costs	186,518	186,277
Unsecured Senior Notes, net of unamortized deferred financing costs	247,678	247,425
Accounts payable	2,455	2,183
Accrued expenses	83,215	74,686
Deferred revenue	19,024	17,301
Total liabilities	743,401	800,000

Commitments and contingencies (see Note 19)	—	—

Redeemable noncontrolling interests	13,560	14,512

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 56,879,003 and 47,999,427 shares issued and outstanding as of December 31, 2015 and 2014, respectively	569	480
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,263,603	1,034,683
Accumulated deficit	(21,998)	(41,909)
Accumulated other comprehensive loss	(5,475)	(4,465)
Total Education Realty Trust, Inc. stockholders’ equity	1,236,699	988,789
Noncontrolling interests	8,171	3,029
Total equity	1,244,870	991,818
Total liabilities and equity	$2,001,831	$1,806,330

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per share data)

	2015	2014	2013
Revenues:
Collegiate housing leasing revenue	$240,623	$206,322	$167,476
Third-party development consulting services	2,233	6,805	2,989
Third-party management services	3,670	3,959	3,697
Operating expense reimbursements	8,636	8,707	10,214
Total revenues	255,162	225,793	184,376
Operating expenses:
Collegiate housing leasing operations	101,283	92,649	79,957
Development and management services	11,446	9,685	6,477
General and administrative	9,452	10,117	7,678
Depreciation and amortization	68,022	58,974	48,098
Ground lease expense	11,268	8,988	7,622
Loss on impairment of collegiate housing properties	—	12,733	—
Reimbursable operating expenses	8,636	8,707	10,214
Total operating expenses	210,107	201,853	160,046

Operating income	45,055	23,940	24,330

Nonoperating (income) expenses:
Interest expense	24,449	20,656	17,526
Amortization of deferred financing costs	2,089	2,156	1,758
Interest income	(213)	(190)	(447)
Guarantee fee income from participating development	—	(3,000)	—
Interest on loan to participating development	—	(6,486)	—
Gain on insurance settlement	—	(8,133)	—
Loss on extinguishment of debt	403	3,543	—
Total nonoperating expenses	26,728	8,546	18,837
Income before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	18,327	15,394	5,493
Equity in losses of unconsolidated entities	(668)	(710)	(203)
Income before income taxes, discontinued operations and gain on sale of collegiate housing properties	17,659	14,684	5,290
Income tax expense	347	261	203
Income from continuing operations	17,312	14,423	5,087
Loss from discontinued operations	—	—	(456)
Income before gain on sale of collegiate housing properties	17,312	14,423	4,631
Gain on sale of collegiate housing properties	2,770	33,231	—
Net income	20,082	47,654	4,631
Less: Net income attributable to the noncontrolling interests	171	599	308
Net income attributable to Education Realty Trust, Inc.	$19,911	$47,055	$4,323

See accompanying notes to the consolidated financial statements.

	2015	2014	2013
	(Amounts in thousands, except per share data)
Comprehensive income:
Net income	$20,082	$47,654	$4,631
Other comprehensive loss:
Loss on cash flow hedging derivatives	(1,010)	(4,465)	—
Comprehensive income	19,072	43,189	4,631
Less: Comprehensive income attributable to the noncontrolling interests	171	599	308
Comprehensive income attributable to Education Realty Trust, Inc.	$18,901	$42,590	$4,323

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic:
Continuing operations	$0.40	$1.10	$0.12
Discontinued operations	—	—	(0.01)
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.40	$1.10	$0.11

Income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – diluted:
Continuing operations	$0.40	$1.09	$0.12
Discontinued operations	—	—	(0.01)
Net income attributable to Education Realty Trust, Inc. common stockholders per share	$0.40	$1.09	$0.11

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	49,676	42,934	38,144
Weighted average common shares outstanding – diluted	49,991	43,277	38,490

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2012	37,687,484	$377	$850,632	$(93,287)	$—	$5,088	$762,810
Proceeds from issuances of common stock, net of offering costs	525,237	5	16,680	—	—	—	16,685
Common stock issued to officers and directors	11,060	—	360	—	—	—	360
Amortization of restricted stock and long-term incentive plan awards	22,937	1	1,336	—	—	—	1,337
Cash dividends	—	—	(48,010)	—	—	—	(48,010)
Return of equity to noncontrolling interests	—	—	—	—	—	(795)	(795)
Contributions from noncontrolling interests	—	—	—	—	—	69	69
Purchase of noncontrolling interests	—	—	(6,693)	—	—	(175)	(6,868)
Comprehensive income	—	—	—	4,323	—	58	4,381
Balance, December 31, 2013	38,246,718	$383	$814,305	$(88,964)	$—	$4,245	$729,969
Common stock issued to officers and directors	13,384	—	420	—	—	—	420
Proceeds from issuances of common stock, net of offering costs	9,674,217	96	288,621	—	—	—	288,717
Amortization of restricted stock and long-term incentive plan awards	65,108	1	2,205	—	—	—	2,206
Cash dividends	—	—	(59,149)	—	—	—	(59,149)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,230	2,230
Purchase of noncontrolling interests	—	—	(6,507)	—	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(5,212)	—	—	—	(5,212)
Comprehensive income (loss)	—	—	—	47,055	(4,465)	167	42,757
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Proceeds from issuances of common stock, net of offering costs	8,852,813	89	298,525	—	—	—	298,614
Amortization of restricted stock and long-term incentive plan awards	14,463	—	1,925	—	—	—	1,925
Cash dividends	—	—	(70,512)	—	—	—	(70,512)
Return of equity to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	5,547	5,547
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,426)	—	—	—	(1,426)
Comprehensive income (loss)	—	—	—	19,911	(1,010)	(95)	18,806
Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2015	2014	2013
Operating activities:
Net income	$20,082	$47,654	$4,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,022	58,974	48,098
Depreciation included in discontinued operations	—	—	1,767
Deferred tax expense (benefit)	87	165	(260)
Loss on disposal of assets	60	54	12
Gain on sale of collegiate housing property	(2,770)	(33,231)	(3,913)
Gain on insurance settlement	—	(8,133)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,782	4,835	5,255
Loss on impairment of collegiate housing properties	—	12,733	5,001
Loss on extinguishment of debt	403	3,543	—
Amortization of deferred financing costs	2,089	2,156	1,758
Amortization of unamortized debt premiums	(843)	(806)	(776)
Distributions of earnings from unconsolidated entities	—	97	71
Noncash compensation expense related to stock-based incentive awards	2,814	2,249	2,127
Equity in losses of unconsolidated entities	668	710	203
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(813)	(1,766)	(315)
Management fees receivable	57	(12)	268
Other assets	5,383	1,336	17,009
Accounts payable and accrued expenses	(1,740)	3,699	(8,846)
Deferred revenue	1,614	(5,036)	5,317
Net cash provided by operating activities	99,895	89,221	77,407

Investing activities:
Property acquisitions	(57,876)	(131,392)	(109,482)
Purchase of corporate assets	(920)	(11,477)	(787)
Restricted cash	(580)	1,911	(5,843)
Insurance proceeds received on property losses	—	2,129	16,860
Investment in collegiate housing properties	(14,396)	(16,150)	(17,183)
Proceeds from sale of collegiate housing properties	12,333	133,117	40,256
Notes receivable	(1,792)	(250)	(125)
Repayment on notes receivable	—	18,000	3,000
Earnest money deposits	(100)	(250)	(125)
Investment in assets under development	(184,429)	(222,296)	(215,409)
Distributions from unconsolidated entities	1,584	—	—
Investments in unconsolidated entities	(580)	(9,117)	(9,475)
Net cash used in investing activities	(246,756)	(235,775)	(298,313)

See accompanying notes to the consolidated financial statements.

	2015	2014	2013
Financing activities:
Payment of mortgage and construction notes	(108,179)	(190,102)	(97,931)
Borrowings under mortgage and construction loans	65,491	17,865	90,123
Borrowings on unsecured term loan	—	187,500	—
Borrowings on senior unsecured notes	—	250,000	—
Debt issuance costs	(958)	(6,419)	(4,578)
Debt extinguishment costs	(403)	(2,807)	—
Borrowings on line of credit	199,000	380,000	302,033
Repayments of line of credit	(223,000)	(712,900)	(24,133)
Proceeds from issuance of common stock	297,247	289,584	16,890
Payment of offering costs	(571)	(866)	(238)
Purchase and return of equity to noncontrolling interests	—	(10,138)	(7,664)
Contributions from noncontrolling interests	5,547	2,230	1,197
Dividends and distributions paid to common and restricted stockholders	(70,512)	(59,149)	(48,010)
Dividends and distributions paid to noncontrolling interests	(1,231)	(1,011)	(449)
Repurchases of common stock for payments of restricted stock tax withholding	(213)	(921)	(1,300)
Net cash provided by financing activities	162,218	142,866	225,940
Net increase (decrease) in cash and cash equivalents	15,357	(3,688)	5,034
Cash and cash equivalents, beginning of period	18,385	22,073	17,039
Cash and cash equivalents, end of period	$33,742	$18,385	$22,073

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$25,715	$20,548	$23,060
Income taxes paid	$73	$45	$542

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$1,748	$—	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$22,225	$18,558	$15,425
Mortgage and construction loans assumed in connection with property acquisitions	$—	$—	$32,420

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except unit data)

	2015	2014
Assets:
Collegiate housing properties, net	$1,774,796	$1,586,009
Assets under development	117,384	120,702
Cash and cash equivalents	33,742	18,385
Restricted cash	9,784	10,342
Student contracts receivable, net	3,009	2,205
Receivable from managed third parties	316	373
Notes receivable	2,167	375
Goodwill and other intangibles, net	3,304	3,497
Other assets	57,329	64,442
Total assets	$2,001,831	$1,806,330

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$204,511	$248,128
Unsecured revolving credit facility	—	24,000
Unsecured term loan, net of unamortized deferred financing costs	186,518	186,277
Unsecured Senior Notes, net of unamortized deferred financing costs	247,678	247,425
Accounts payable	2,455	2,183
Accrued expenses	83,215	74,686
Deferred revenue	19,024	17,301
Total liabilities	743,401	800,000

Commitments and contingencies (see Note 19)	—	—

Redeemable limited partner units	8,312	10,081

Redeemable noncontrolling interests	5,248	4,431

Partners' capital:
General partner - 6,920 units outstanding at December 31, 2015 and 2014	184	191
Limited partners - 56,872,083 and 47,992,507 units issued and outstanding as of December 31, 2015 and 2014, respectively	1,241,990	993,063
Accumulated other comprehensive loss	(5,475)	(4,465)
Total partners' capital	1,236,699	988,789
Noncontrolling interests	8,171	3,029
Total partners' capital	1,244,870	991,818
Total liabilities and partners' capital	$2,001,831	$1,806,330

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per unit data)

	2015	2014	2013
Revenues:
Collegiate housing leasing revenue	$240,623	$206,322	$167,476
Third-party development consulting services	2,233	6,805	2,989
Third-party management services	3,670	3,959	3,697
Operating expense reimbursements	8,636	8,707	10,214
Total revenues	255,162	225,793	184,376
Operating expenses:
Collegiate housing leasing operations	101,283	92,649	79,957
Development and management services	11,446	9,685	6,477
General and administrative	9,452	10,117	7,678
Depreciation and amortization	68,022	58,974	48,098
Ground lease expense	11,268	8,988	7,622
Loss on impairment of collegiate housing properties	—	12,733	—
Reimbursable operating expenses	8,636	8,707	10,214
Total operating expenses	210,107	201,853	160,046

Operating income	45,055	23,940	24,330

Nonoperating (income) expenses:
Interest expense	24,449	20,656	17,526
Amortization of deferred financing costs	2,089	2,156	1,758
Interest income	(213)	(190)	(447)
Guarantee fee from participating development	—	(3,000)	—
Interest on loan to participating development	—	(6,486)	—
Gain on insurance settlement	—	(8,133)	—
Loss on extinguishment of debt	403	3,543	—
Total nonoperating expenses	26,728	8,546	18,837
Income before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	18,327	15,394	5,493
Equity in losses of unconsolidated entities	(668)	(710)	(203)
Income before income taxes, discontinued operations and gain on sale of collegiate housing properties	17,659	14,684	5,290
Income tax expense	347	261	203
Income from continuing operations	17,312	14,423	5,087
Loss from discontinued operations	—	—	(456)
Income before gain on sale of collegiate housing properties	17,312	14,423	4,631
Gain on sale of collegiate housing properties	2,770	33,231	—
Net income	20,082	47,654	4,631
Less: Net income attributable to the noncontrolling interests	80	232	227
Net income attributable to Education Realty Operating Partnership	$20,002	$47,422	$4,404

See accompanying notes to the consolidated financial statements.

	2015	2014	2013
	(Amounts in thousands, except per unit data)
Comprehensive income:
Net income	$20,082	$47,654	$4,631
Other comprehensive loss:
Loss on cash flow hedging derivatives	(1,010)	(4,465)	—
Comprehensive income	19,072	43,189	4,631
Less: Comprehensive income attributable to the noncontrolling interests	80	232	227
Comprehensive income attributable to unitholders	$18,992	$42,957	$4,404

Net income attributable to unitholders – basic and diluted:
Continuing operations	$0.40	$1.10	$0.13
Discontinued operations	$—	$—	$(0.01)
Net income attributable to unitholders per unit	$0.40	$1.10	$0.12

Weighted average units outstanding:
Weighted average units outstanding – basic	49,922	43,208	38,421
Weighted average units outstanding – diluted	49,991	43,277	38,490

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Years Ended December 31,
(Amounts in thousands, except units)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2012	6,920	$196	37,680,564	$757,526	$—	$5,088	$762,810
Vesting of restricted stock and restricted stock units	—	—	11,060	360	—	—	360
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	525,237	16,685	—	—	16,685
Amortization of restricted stock awards and long-term incentive plan awards	—	—	22,937	1,337	—	—	1,337
Distributions	—	(9)	—	(48,001)	—	—	(48,010)
Return of equity to noncontrolling interests	—	—	—	—	—	(795)	(795)
Purchase of noncontrolling interests	—	—	—	(6,693)	—	(175)	(6,868)
Contributions from noncontrolling interests	—	—	—	—	—	69	69
Comprehensive income	—	3	—	4,320	—	58	4,381
Balance, December 31, 2013	6,920	$190	38,239,798	$725,534	$—	$4,245	$729,969

Vesting of restricted stock and restricted stock units	—	—	13,384	420	—	—	420
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	9,674,217	288,717	—	—	288,717
Amortization of restricted stock awards and long-term incentive plan awards	—	—	65,108	2,206	—	—	2,206
Distributions	—	(10)	—	(59,139)	—	—	(59,149)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,230	2,230
Purchase of noncontrolling interests	—	—	—	(6,507)	—	(2,795)	(9,302)
Adjustments to reflect redeemable limited partners' interests at fair value	—	—	—	(2,656)	—	—	(2,656)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,556)	—	—	(2,556)
Comprehensive income (loss)	—	11	—	47,044	(4,465)	167	42,757
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818

See accompanying notes to the consolidated financial statements.

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Vesting of restricted stock and restricted stock units	—	—	12,300	408	—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	8,852,813	298,614	—	—	298,614
Amortization of restricted stock awards and long-term incentive plan awards	—	—	14,463	1,925	—	—	1,925
Distributions	—	(10)	—	(70,502)	—	—	(70,512)
Return of equity to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	5,547	5,547
Adjustments to reflect redeemable limited partners' interests at fair value	—	—	—	(414)	—	—	(414)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(1,012)	—	—	(1,012)
Comprehensive income (loss)	—	3	—	19,908	(1,010)	(95)	18,806
Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2015	2014	2013
Operating activities:
Net income	$20,082	$47,654	$4,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,022	58,974	48,098
Depreciation included in discontinued operations	—	—	1,767
Deferred tax expense (benefit)	87	165	(260)
Loss on disposal of assets	60	54	12
Gain on sale of collegiate housing property	(2,770)	(33,231)	(3,913)
Gain on insurance settlement	—	(8,133)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,782	4,835	5,255
Loss on impairment of collegiate housing properties	—	12,733	5,001
Loss on extinguishment of debt	403	3,543	—
Amortization of deferred financing costs	2,089	2,156	1,758
Amortization of unamortized debt premiums	(843)	(806)	(776)
Distributions of earnings from unconsolidated entities	—	97	71
Noncash compensation expense related to stock-based incentive awards	2,814	2,249	2,127
Equity in losses of unconsolidated entities	668	710	203
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(813)	(1,766)	(315)
Management fees receivable	57	(12)	268
Other assets	5,383	1,336	17,009
Accounts payable and accrued expenses	(1,740)	3,699	(8,846)
Deferred revenue	1,614	(5,036)	5,317
Net cash provided by operating activities	99,895	89,221	77,407

Investing activities:
Property acquisitions	(57,876)	(131,392)	(109,482)
Purchase of corporate assets	(920)	(11,477)	(787)
Restricted cash	(580)	1,911	(5,843)
Insurance proceeds received on property losses	—	2,129	16,860
Investment in collegiate housing properties	(14,396)	(16,150)	(17,183)
Proceeds from sale of collegiate housing properties	12,333	133,117	40,256
Notes receivable	(1,792)	(250)	(125)
Repayment on notes receivable	—	18,000	3,000
Earnest money deposits	(100)	(250)	(125)
Investment in assets under development	(184,429)	(222,296)	(215,409)
Distributions from unconsolidated entities	1,584	—	—
Investments in unconsolidated entities	(580)	(9,117)	(9,475)
Net cash used in investing activities	(246,756)	(235,775)	(298,313)

See accompanying notes to the consolidated financial statements.

	2015	2014	2013
Financing activities:
Payment of mortgage and construction notes	(108,179)	(190,102)	(97,931)
Borrowings under mortgage and construction loans	65,491	17,865	90,123
Borrowings on unsecured term loan	—	187,500	—
Borrowings on senior unsecured notes	—	250,000	—
Debt issuance costs	(958)	(6,419)	(4,578)
Debt extinguishment costs	(403)	(2,807)	—
Borrowings on line of credit	199,000	380,000	302,033
Repayments of line of credit	(223,000)	(712,900)	(24,133)
Proceeds from issuance of common units in exchange for contributions	297,247	289,584	16,890
Payment of offering costs	(571)	(866)	(238)
Purchase and return of equity to noncontrolling interests	—	(10,138)	(7,664)
Contributions from noncontrolling interests	5,547	2,230	1,197
Distributions paid on unvested restricted stock and long-term incentive plan awards	(203)	(69)	(80)
Distributions paid to unitholders	(70,309)	(59,080)	(47,930)
Distributions paid to noncontrolling interests	(1,231)	(1,011)	(449)
Repurchases of units for payments of restricted stock tax withholding	(213)	(921)	(1,300)
Net cash provided by financing activities	162,218	142,866	225,940
Net increase (decrease) in cash and cash equivalents	15,357	(3,688)	5,034
Cash and cash equivalents, beginning of period	18,385	22,073	17,039
Cash and cash equivalents, end of period	$33,742	$18,385	$22,073

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$25,715	$20,548	$23,060
Income taxes paid	$73	$45	$542

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$1,748	$—	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$22,225	$18,558	$15,425
Mortgage and construction loans assumed in connection with property acquisitions	$—	$—	$32,420

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Education Realty Trust, Inc. ("EdR" and collectively with its consolidated subsidiaries, the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations effective with the initial public offering that was completed on January 31, 2005. Through the Trust's controlling interest in both the sole general partner and the majority owning limited partner of Education Realty Operating Partnership L.P. ("EROP" and collectively with its consolidated subsidiaries, the "Operating Partnership"), the Trust is one of the largest developers, owners and managers of collegiate housing communities in the United States in terms of beds owned and under management. The Trust is a self-administered and self-managed REIT that is publicly traded on the New York Stock Exchange under the ticker symbol "EDR". Under the Articles of Incorporation, as amended, restated and supplemented the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of December 31, 2015, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

The Trust also provides real estate facility management, development and other advisory services through our taxable REIT subsidiaries ("TRS"):

•	EDR Management Inc. (our “Management Company”), a Delaware corporation performing collegiate housing management activities; and

•
EDR Development LLC (our “Development Company”), a Delaware limited liability company providing development consulting services for third-party collegiate housing communities and which is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting services revenue under the percentage of completion method, useful lives of collegiate housing assets, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions and the determination of fair value for impairment assessments and derivative valuation. Actual results could differ from those estimates.

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2015, the Trust had $28.8 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements.

Distributions

EdR pays regular quarterly cash distributions to stockholders. At the same time, EROP pays an equivalent amount per unit to holders of partnership units of the Operating Partnership ("OP Units") as of the applicable record date. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Code, leverage covenants imposed by our revolving credit facility and other debt documents and any other matters the Board deems relevant. Distributions for the year ended December 31, 2015 totaled $70.5 million, or $1.46 per share to our common stockholders, and $1.2 million, or $1.46 per OP Unit, to the Operating Partnership unitholders. Of the distributions to the common stockholders, $0.57 was treated as a non-taxable return of capital and $0.89 was treated as ordinary dividend income for income tax purposes.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 8), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. At December 31, 2015 and 2014, $0.5 million and $0.4 million, respectively, was outstanding. The loan is secured by CPA's interest in the joint venture.

On July 14, 2010, the Trust entered into definitive agreements for the development, financing and management of a $60.7 million, 20-story, 572-bed graduate collegiate housing complex at the Science + Technology Park at Johns Hopkins Medical Institute. The Trust developed and manages the building, which was constructed on land owned by Johns Hopkins University and leased to a subsidiary of East Baltimore Development, Inc., a nonprofit partnership of private and public entities dedicated to Baltimore’s urban revitalization. Under terms of the agreements, the Trust (a) received development and construction oversight fees and reimbursement of pre-development expenses, (b) invested in the form of an $18.0 million second mortgage, (c) earned a $3.0 million fee for providing a repayment guarantee of the construction first mortgage and (d) received a 10-year management contract. The second mortgage had a maturity date of July 31, 2040 and was repaid during the year ended December 31, 2014. The Trust did not have an ownership interest in any form that would require consolidation. Due to its financing commitments to the project along with other factors, the Trust deferred recognition of the development services revenue, guarantee fee revenue and interest income earned on the second mortgage until the second mortgage was repaid, and the Trust no longer had a substantial continuing financial involvement. During the year ended December 31, 2014, the third-party owners closed on permanent financing for the community and used the proceeds to repay the construction first mortgage and second mortgage. As a result, the Trust recognized development services revenue, net of costs, of $2.6 million (including participation in cost savings of $0.8 million), guarantee fee revenue of $3.0 million and interest income on the second mortgage of $6.5 million during the year ended December 31, 2014.

On March 20, 2015, the Trust provided a $1.7 million promissory loan to Concord Eastridge, Inc., the Trust's partner in the joint venture at Roosevelt Point, at an interest rate equal to 2% plus London InterBank Offered Rate ("LIBOR") per annum compounded monthly and a maturity date of March 1, 2017. The loan was secured by Concord Eastridge's interest in the joint venture. As of December 31, 2015, $1.7 million was outstanding. In February 2016, the Trust acquired Concord Eastridge, Inc.'s remaining partnership interest for $4.9 million. The outstanding promissory loan was repaid in full at closing.

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

The Trust capitalizes interest based on the weighted average interest cost of the total debt and internal development costs while developments are ongoing as assets under development. When the property opens, these costs, along with other direct costs of the development, are transferred into the applicable asset category and depreciation commences.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available and other market participant data.

During the years ended December 31, 2014 and 2013, the Trust recorded a $12.7 million and a $5.0 million loss on impairment of collegiate housing properties, respectively. As the related properties were subsequently sold, the impairment loss is recorded in continuing operations for 2014 and discontinued operations for 2013. There were no impairment losses in 2015. The impairment losses were due to a change in circumstances that indicated their respective carrying values may not be recoverable. The change in circumstances for the properties could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. During the year ended December 31, 2013, two properties were classified as discontinued operations in the accompanying consolidated statements of income and comprehensive income. Both of these properties were sold by December 31, 2013 (see Note 5). Effective January 1, 2014, the Trust adopted Accounting Standards Update ("ASU") 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the years ended December 31, 2015 and 2014 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2015, 2014 and 2013 were $1.0 million, $6.4 million and $4.6 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. Amortization expense totaled $2.1 million, $2.2 million, and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, accumulated amortization totaled $9.0 million and $8.3 million, respectively.

During the three months ended December 31, 2015, the Trust early adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03") which simplified the presentation of debt issuance costs and requires that they be presented as a direct deduction from the carrying amount of the related debt liability, consistent with discounts or premiums. As a result, unamortized deferred financing costs related to the Trust's mortgage and construction loans, unsecured term loan and Senior Unsecured Notes are presented as a direct deduction from the carrying amount of the debt liability. Unamortized deferred financing costs related to the unsecured revolving credit facility remain in other assets in the accompanying consolidated balance sheets (see Note 7) in accordance with ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)". ASU 2015-03 was applied retrospectively.

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

In the accompanying consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners and the redeemable interests in consolidated joint ventures and units of limited partnership in University Towers Operating Partnership, LP are classified as redeemable noncontrolling interests.The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the common share price of EdR at the end of each respective reporting period.

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

During October 2014, the Trust entered into agreements to establish a new ATM Program under which the Trust is authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. During the years ended December 31, 2015 and 2014, the Trust sold 0.7 million and 0.5 million shares pursuant the ATM program, with net proceeds of $26.7 million and $18.1 million, respectively.

On November 20, 2014, the Board authorized a 1-for-3 reverse stock split of shares of EdR common stock, effective December 1, 2014 and all shares and related per-share information was retroactively adjusted. On April 30, 2015, the Operating Partnership entered into a Second Amended and Restated Agreement of Limited Partnership, which reduced the number of OP Units outstanding as a result of the 1-for-3 reverse stock split the Trust completed in December 2014. Accordingly, every three issued and outstanding shares of EdR common stock and OP Units prior to the split were reduced to one. All OP Units and related per unit information presented in these financial statements have been retroactively adjusted to reflect the decreased number of OP Units.

On November 9, 2015, the Trust completed a follow-on equity offering of 8.1 million shares of EdR common stock. The Trust received approximately $270.1 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses payable by the Trust.

On January 15, 2016, the Trust completed a second follow-on equity offering of 6.3 million shares of EdR common stock. The Trust received approximately $215.1 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses payable by the Trust. Of the total net proceeds, $108.5 million was used to pay off $98.2 million of fixed rate mortgage debt bearing an average effective interest rate of 5.4% and $10.3 million was used to pay prepayment penalties associated with the early extinguishment of debt.

Debt premiums

Differences between the estimated fair value of debt and the principal value of debt assumed in connection with collegiate housing property acquisitions are amortized over the term of the related debt as an offset to interest expense using the effective interest method. As of December 31, 2015 and 2014, net unamortized debt premiums totaled $0.6 million and $1.5 million, respectively. These amounts are included in mortgage and construction loans in the accompanying consolidated balance sheets.

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

Repairs, maintenance and major improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, lenders require the Trust to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash in the accompanying consolidated balance sheets as the funds are not available for use.

Ground lease expense

Long-term ground leases are accounted for as operating leases and the rent is recognized on a straight-line basis over the applicable lease term. The lease term begins when the Trust first attains the right to use the property.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded as of December 31, 2008 was $0.4 million. No additional impairment has been recorded through December 31, 2015. The carrying value of goodwill was $3.1 million as of December 31, 2015 and 2014, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.2 million and $0.4 million as of December 31, 2015 and 2014, respectively.

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

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. Students are required to execute lease contracts with payment schedules that vary from semester to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the residents. The related revenues are recognized on a straight-line basis over the term of the related agreement. Deferred revenue related to collegiate housing revenue consists of prepaid rent and deferred rent revenue, application and service fees and was $18.9 million and $17.1 million at December 31, 2015 and 2014, respectively.

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of period	$58	$96	$142
Provision for uncollectible accounts	1,000	1,263	1,379
Deductions	(752)	(1,301)	(1,425)
Balance, end of period	$306	$58	$96

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the year ended December 31, 2015, there was zero revenue recognized related to cost savings agreements. For the years ended December 31, 2014 and 2013, there was $1.2 million and $0.8 million of revenue recognized, respectively, related to cost savings agreements. At December 31, 2015 and 2014, deferred development fees totaled $0.1 million and $0.2 million, respectively.

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

Costs directly associated with internal development projects are capitalized as part of the cost of the project (see Note 4).

Advertising expense

Advertising expenses are charged to income during the period incurred. The Trust does not use direct response advertising. Advertising expense was $4.5 million, $4.7 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Segment information

The Trust discloses certain operating and financial data with respect to separate business activities within its enterprise. The Trust has identified three reportable business segments: collegiate housing leasing, development consulting services and management services.

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

Earnings per Share — The Trust

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

Earnings per OP Unit — EROP

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 — Observable inputs other than those included in Level 1, for example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 — Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. The Trust is currently evaluating the provisions of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. The Trust is currently evaluating the provisions of this guidance.

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Deferred revenue	$43	$—
Accrued expenses	313	381
Straight line rent	315	343
Restricted stock amortization	949	1,076
Net operating loss carryforwards	1,350	1,346
Total deferred tax assets	2,970	3,146
Deferred tax liabilities:
Depreciation and amortization	(514)	(526)
Total deferred tax liabilities	(514)	(526)
Net deferred tax assets	$2,456	$2,620

Significant components of the income tax provision for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Deferred:
Federal	$148	$108	$(296)
State	(61)	57	36
Deferred expense (benefit)	87	165	(260)
Current:
Federal	101	(52)	312
State	159	148	151
Current expense	260	96	463
Total provision	$347	$261	$203

TRS net losses subject to tax consisted of $0.2 million, $0.9 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2015	2014	2013
Tax provision at U.S. statutory rates on TRS net losses subject to tax	$236	$71	$15
State income tax, net of federal benefit	(31)	34	126
Other	142	156	62
Tax provision	$347	$261	$203

The TRS has net operating loss carryforwards that expire at various dates through fiscal year 2035. The Trust has assessed the need for a valuation allowance against its deferred tax assets and determined such is not necessary because it is more likely than not the deferred tax assets will be fully realized.

The Trust had no unrecognized tax benefits as of December 31, 2015 and 2014. As of December 31, 2015, the Trust does not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2015, open tax years generally included tax years for 2012, 2013, and 2014. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the years ended December 31, 2015, 2014 and 2013, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

4. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2015 Acquisitions

During the year ended December 31, 2015, the following collegiate housing property acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	Sept 2015	317	84	$48,800

Combined acquisition costs for these purchases were $0.3 million and are included in general and administrative expenses in the accompanying statements of income and comprehensive income for the year ended December 31, 2015. The Trust funded these acquisitions with proceeds from draws on the Fifth Amended Revolver (as defined in Note 10).

Below is the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	The Commons on Bridge	The Province at Boulder	Total
Collegiate housing properties	$9,624	$48,522	$58,146
In-place leases	76	278	354
Other assets	5	85	90
Accrued expenses	(338)	(376)	(714)
Total net assets acquired	$9,367	$48,509	$57,876

The $0.6 million difference between contracted price of $58.5 million and the net assets above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In conjunction with the acquisition of the The Province at Boulder, the Trust entered into a reverse Section 1031 like-kind exchange agreement with a third-party intermediary, which, for a maximum of 180 days, allows us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third-party intermediary is the legal owner of the property; however, the Trust controls the activities that most significantly impact the property and retains all of the economic benefits and risks associated with the property. Therefore, at the date of the acquisition, it was determined that the Trust was the primary beneficiary of this VIE and consolidated the property and its operations as of the respective acquisition date. As of December 31, 2015, this VIE had total assets of $48.6 million and liabilities of $0.3 million, and for the year ended December 31, 2015 had net cash flows of approximately $0.1 million.

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

Combined acquisition costs for these purchases were $0.9 million and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2014. These acquisitions were funded with proceeds from the follow-on equity offering in June 2014 (see Note 2), draws on the Fourth

Amended Revolver and the Fifth Amended Revolver (see Note 10) and cash on hand. A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	109 Tower	District on Apache	Total
Collegiate housing properties	$43,384	$89,216	$132,600
In-place leases	—	643	643
Other assets	200	36	236
Accrued expenses	(746)	(1,341)	(2,087)
Total net assets acquired	$42,838	$88,554	$131,392

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

A summary follows of the fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions (in thousands):

	The Cottages on Lindberg	The Retreat at State College	The Varsity	Total
Collegiate housing properties	$35,704	$55,812	$53,630	$145,146
Other assets	347	442	481	1,270
Accrued expenses	(689)	(405)	(449)	(1,543)
Mortgage debt	—	—	(32,420)	(32,420)
Total net assets acquired	$35,362	$55,849	$21,242	$112,453

The difference between the collegiate housing community acquisition contract prices of $146.1 million and the total net assets acquired of $112.5 million is $1.2 million of net assets purchased or liabilities assumed and $32.4 million of assumed debt in addition to fixed assets. In the accompanying consolidated statements of cash flows, $3.0 million was excluded from cash outflows for the 2013 acquisitions as this deposit for The Varsity was paid in 2012.

A summary of the actual revenue and net income from the 2015, 2014 and 2013 property acquisitions included in the accompanying consolidated statements of income and comprehensive income since the respective dates of acquisition is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
2015 Acquisitions
Revenue	$1,754
Net income	$532

2014 Acquisitions
Revenue		$4,683
Net income		$1,403

2013 Acquisitions
Revenue			$3,221
Net income			$911

The following unaudited pro forma information assumes the acquisitions occurred as of the first day of the prior period and is not indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Years Ended December 31,
	2015	2014	2013	2012
2015 Acquisitions
Total revenue	$257,758	$227,968
Net income attributable to the Trust	$20,992	$47,275
Net income attributable to common shareholders - basic	$0.42	$1.10
Net income attributable to common shareholders - diluted	$0.42	$1.09

Net income attributable to EROP	$21,087	$47,643
Net income attributable to unitholders - basic	$0.42	$1.10
Net income attributable to unitholders - diluted	$0.42	$1.10

2014 Acquisitions
Total revenue (1)		$231,961	$187,884
Net income attributable to the Trust (1)		$50,794	$5,714
Net income attributable to common shareholders - basic		$1.18	$0.15
Net income attributable to common shareholders - diluted		$1.17	$0.15

Net income attributable to EROP (1)		$51,184	$5,805
Net income attributable to unitholders - basic		$1.18	$0.15
Net income attributable to unitholders - diluted		$1.18	$0.15

2013 Acquisitions
Total revenue			$187,961	$139,714
Net income attributable to the Trust			$4,841	$9,229
Net income attributable to common shareholders - basic			$0.13	$0.27
Net income attributable to common shareholders - diluted			$0.13	$0.27

Net income attributable to EROP			$4,926	$9,363
Net income attributable to unitholders - basic			$0.13	$0.28
Net income attributable to unitholders - diluted			$0.13	$0.27
(1) As 109 Tower opened for the 2014/2015 lease year, the supplemental pro forma revenue and net income for the year ended December 31, 2014 only includes its operations from the date it opened.

Development of collegiate housing properties

During 2015, the Trust developed and placed in service the following communities. The costs incurred to date for our owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2015 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2015	2014	2015	2014
Woodland Glen III, IV & V (1)	University of Kentucky	1,610	$103,458	$452	$214	$2,414	$1,304
The Oaks on the Square - Phase IV (2)	University of Connecticut	391	44,325	315	101	633	149
The Retreat at Louisville (3)	University of Louisville	656	43,935	179	77	568	103
Total owned communities		2,657	$191,718	$946	$392	$3,615	$1,556

Georgia Heights (4)	University of Georgia	292	$51,639	$216	$184	$273	$274
Total joint ventures		292	51,639	216	184	273	274
Total		2,949	$243,357	$1,162	$576	$3,888	$1,830

(1) In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. Phase I opened in August 2013, Phase II opened in August 2014 and Phase III, which includes these communities, opened in August 2015 for the 2015-2016 lease year.
(2) In 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, located adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into additional agreements to develop the third and fourth phases of the project. The third phase opened in August 2014 and the fourth phase opened in August 2015.
(3) In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC to develop, own and manage a cottage-style collegiate housing property located adjacent to The University of Louisville. The Trust is the majority owner and managing member of the joint venture.
(4) In 2013, the Trust entered into an agreement to develop, own and manage a mixed-use development adjacent to the main entrance of the University of Georgia with a subsidiary of GEM Realty Capital, Inc. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community. The Trust does not consolidate the joint venture (see Note 8) and its investment of $10.4 million and $10.2 million as of December 31, 2015 and 2014, respectively, is classified as other assets in the accompanying consolidated balance sheets.

During 2014, the Trust developed and placed in service the following communities. The costs incurred to date represent the balance capitalized in collegiate housing properties, net as of December 31, 2014 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2014	2013	2014	2013
The Lotus (1)	University of Colorado	195	$27,800	$147	$95	$272	$120
Haggin Hall (2)	University of Kentucky	396	23,840	121	115	341	62
Champions Court I (2)	University of Kentucky	740	47,368	156	110	833	389
Champions Court II (2)	University of Kentucky	427	24,329	88	95	434	205
Woodland Glen I & II (2)	University of Kentucky	818	45,730	131	104	765	350
605 West (3)	Duke University	384	45,258	128	116	650	322
The Oaks on the Square - Phase III (4)	University of Connecticut	116	12,482	90	22	87	51
Total owned communities		3,076	$226,807	$861	$657	$3,382	$1,499

The Marshall (5)	University of Minnesota	994	$93,976	$124	$62	$410	$23
Total joint ventures		994	93,976	124	62	410	23
Total		4,070	$320,783	$985	$719	$3,792	$1,522

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
(4) In 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, located adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first phase opened in August 2012 and the second phase opened in August 2013. LeylandAlliance LLC and the Trust subsequently entered into additional agreements to develop the third and fourth phases of the project. The third phase opened in August 2014 and the fourth phase opened in August 2015.
(5) In 2012, Trust entered into an agreement to develop, own and manage a mixed-use development located two blocks from University of Minnesota with a subsidiary of GEM Realty Capital, Inc. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community, which opened in August 2014. The Trust does not consolidate the joint venture (see Note 8) and its investment of $17.2 million and $18.4 million as of December 31, 2015 and 2014, respectively, is classified as other assets in the accompanying consolidated balance sheets.

The following represents a summary of active developments at December 31, 2015, including internal development costs and interest costs capitalized (in thousands):

			Years Ended December 31,
Name	Primary University Served	Spend-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
			2015	2014	2015	2014
Limestone Park I & II	University of Kentucky	$55,092	$382	$212	$984	$78
Retreat at Oxford - Phase II	University of Mississippi	17,354	77	—	211	—
Retreat at Blacksburg - Phase I & II	Virginia Polytechnic Institute and State University	30,220	116	—	208	—
University Flats	University of Kentucky	10,515	241	—	83	—
Lewis Hall	University of Kentucky	1,026	—	—	—	—
Boise State University	Boise State University	613	54	—	3	—
SkyVUE	Michigan State University	—	17	—	—	—
The Local: Downtown	Texas State University	2,564	69	—	—	—
Total active projects under development		$117,384	$956	$212	$1,489	$78

As of December 31, 2015, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately approximately $227.7 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opened. Expenditures for assets under development accrued in accounts payable and accrued expenses totaled $0.3 million and $19.2 million, respectively, as of December 31, 2015. As of December 31, 2014, expenditures for assets under development accrued in accounts payable and accrued expenses totaled $34.0 thousand and $18.5 million, respectively.

5. Disposition of real estate investments and discontinued operations

As discussed in Note 2, the accounting guidance related to the presentation of discontinued operations was adopted as of January 1, 2014. The 2015 and 2014 property dispositions discussed below and any subsequent one-off dispositions are not expected to qualify for treatment as discontinued operations unless the dispositions qualify as a strategic shift in the Trust's business pursuant to ASU 2014-08. Accordingly, the historical operations of the 2015 and 2014 property dispositions are presented in continuing operations for all periods presented as the adoption of the guidance is on a prospective basis. The results of operations of the property dispositions during 2013 are included in discontinued operations in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2013.

During the year ended December 31, 2015, the Cape Trails housing community located in Cape Girardeau, Missouri was sold for a sales price of $12.9 million. The Trust received net proceeds of $12.3 million after closing costs and recognized a $2.8 million gain on this disposition.

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
The aggregate sales price of the 2014 dispositions was approximately $138.5 million. The Trust received net proceeds of approximately $116.3 million, after payoffs of mortgage debt of $16.7 million and closing costs. The Trust recognized a $33.2 million gain on these dispositions.

In 2013, The Pointe at Western collegiate housing community located in Kalamazoo, Michigan and the College Grove collegiate housing community located in Murfreesboro, Tennessee were sold for an aggregate sales price of $41.7 million. The

Trust received net proceeds of $40.2 million after closing costs. A $3.9 million gain on the 2013 dispositions was recognized and is reflected in discontinued operations in the accompanying consolidated statements of income and comprehensive income.

The following table summarizes the loss from discontinued operations, net of noncontrolling interests, and the related realized gains on sales of real estate from discontinued operations, net of noncontrolling interests, for the year ended December 31, 2013 (in thousands):

Collegiate housing leasing revenue	$5,409
Collegiate housing leasing operating expenses	(3,014)
Depreciation and amortization	(1,767)
Loss on impairment	(5,001)
Interest income	4
Noncontrolling interests	31
Loss from discontinued operations attributable to Education Realty Trust, Inc.	$(4,338)

Gain on sale of collegiate housing properties	$3,913
Noncontrolling interests	(28)
Gain on sale of collegiate housing properties attributable to Education Realty Trust, Inc.	$3,885

6. Collegiate housing properties and assets under development

Collegiate housing properties and assets under development consist of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Land	$152,819	$129,111
Land improvements	65,135	64,230
Leasehold improvements	212	212
Construction in progress	105,517	122,209
Buildings	1,751,482	1,527,973
Furniture, fixtures and equipment	88,008	73,023
	2,163,173	1,916,758
Less accumulated depreciation	(270,993)	(210,047)
Collegiate housing properties and assets under development, net	$1,892,180	$1,706,711

Following is certain information related to investment in collegiate housing properties and assets under development as of December 31, 2015 (amounts in thousands):

		Initial Cost				Total Costs
Property(6)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(7)	Date of Acquisition/ Construction
Players Club	—	$727	$7,498	$8,225	$2,781	$727	$10,279	$11,006	$3,878	1/31/2005
The Commons at Knoxville (1)	$17,162	4,630	18,386	23,016	4,024	4,585	22,410	26,995	8,761	1/31/2005
The Lofts	—	2,801	34,117	36,918	3,615	2,801	37,732	40,533	13,136	1/31/2005
The Pointe at Penn State	—	2,151	35,094	37,245	5,543	2,150	40,637	42,787	15,067	1/31/2005
The Reserve at Athens(1)	10,703	1,740	17,985	19,725	2,605	1,740	20,590	22,330	7,288	1/31/2005
The Reserve at Columbia(3)	—	1,071	26,134	27,205	5,297	1,071	31,431	32,502	11,859	1/31/2005
The Reserve at Tallahassee	—	2,743	21,176	23,919	1,335	2,742	22,511	25,253	10,333	1/31/2005
The Reserve on Perkins (1)	13,416	913	15,795	16,708	4,512	913	20,307	21,220	8,381	1/31/2005
University Towers	33,650	—	28,652	28,652	16,461	2,364	45,113	47,477	17,202	1/31/2005
Campus Creek	—	2,251	21,604	23,855	3,649	2,251	25,253	27,504	9,631	2/22/2005
Campus Lodge	—	2,746	44,415	47,161	3,589	2,746	48,004	50,750	16,398	6/7/2005
Carrollton Place	—	682	12,166	12,848	2,168	682	14,334	15,016	4,610	1/1/2006
River Pointe (2)	8,125	837	17,746	18,583	3,321	837	21,067	21,904	6,868	1/1/2006
The Reserve at Saluki Pointe (2)	13,194	1,099	32,377	33,476	1,989	1,099	34,366	35,465	7,754	8/1/2008
University Apartments on Colvin	—	—	25,792	25,792	949	—	26,741	26,741	5,652	8/1/2009
2400 Nueces(4)	—	—	64,152	64,152	6,261	—	70,413	70,413	6,488	8/1/2010
The Oaks on the Square - Phase I and II	—	1,800	48,636	50,436	1,164	1,800	49,800	51,600	5,193	9/30/2010
GrandMarc at the Corner	—	—	45,384	45,384	1,995	—	47,379	47,379	7,947	10/22/2010
Campus West	—	—	25,842	25,842	1,904	—	27,746	27,746	3,855	3/1/2011
East Edge	—	10,420	10,783	21,203	21,289	10,420	32,072	42,492	4,775	3/1/2011
Jefferson Commons	—	1,420	4,915	6,335	271	1,420	5,186	6,606	797	3/15/2011
Wertland Square	—	3,230	13,285	16,515	645	3,230	13,930	17,160	2,116	3/15/2011
The Berk	—	2,687	13,718	16,405	790	2,687	14,508	17,195	2,295	5/23/2011
Roosevelt Point	—	3,093	47,528	50,621	1,762	3,093	49,290	52,383	4,299	7/1/2011
University Village Towers	—	3,434	34,424	37,858	897	3,434	35,321	38,755	4,523	9/22/2011
Irish Row	—	2,637	24,679	27,316	521	2,637	25,200	27,837	3,313	11/1/2011
The Lotus	—	5,245	20,830	26,075	2,168	5,245	22,998	28,243	1,207	11/14/2011
GrandMarc at Westberry Place	—	—	53,935	53,935	1,672	—	55,607	55,607	6,877	12/8/2011
3949	—	3,822	24,448	28,270	8,815	3,822	33,263	37,085	3,605	12/21/2011
The Reserve on Stinson (1)	13,258	2,111	20,609	22,720	1,478	2,111	22,087	24,198	3,583	1/27/2012
Lymon T. Johnson Hall & Central Hall II(5)	—	—	22,896	22,896	2,930	—	25,826	25,826	2,872	6/1/2012
The Retreat at Oxford	—	4,743	25,690	30,433	19,224	8,811	44,914	53,725	2,793	6/14/2012
605 West	—	4,794	34,192	38,986	6,152	4,794	40,344	45,138	2,491	9/1/2012
The Province	—	4,436	45,173	49,609	410	4,436	45,583	50,019	5,387	9/21/2012
The District on 5th	—	2,601	63,396	65,997	377	2,601	63,773	66,374	7,869	10/4/2012
Campus Village	—	2,650	18,077	20,727	1,134	2,650	19,211	21,861	3,174	10/19/2012
Champions Court I(5)	—	—	45,924	45,924	1,546	—	47,470	47,470	2,200	11/1/2012
Champions Court II(5)	—	—	23,808	23,808	550	—	24,358	24,358	1,144	11/1/2012
Haggin Hall I(5)	—	—	23,802	23,802	146	—	23,948	23,948	1,250	11/1/2012
Woodland Glen I & II(5)	—	—	44,491	44,491	1,403	—	45,894	45,894	2,104	11/1/2012

		Initial Cost				Total Costs
Property(6)	Encumbrances	Land	Buildings and Improvements	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements	Total	Accumulated Depreciation(7)	Date of Acquisition/ Construction
The Province at Kent State	—	4,239	40,441	44,680	204	4,239	40,645	44,884	4,802	11/16/2012
The Centre at Overton Park	22,351	3,781	35,232	39,013	1,302	3,781	36,534	40,315	3,683	12/7/2012
The Suites at Overton Park	—	4,384	33,281	37,665	906	4,384	34,187	38,571	3,821	12/7/2012
Woodland Glen III, IV & V(5)	—	—	101,172	101,172	2,286	—	103,458	103,458	1,129	5/1/2013
The Oaks on the Square - Phase III	—	1,531	10,734	12,265	259	1,531	10,993	12,524	481	2/13/2013
The Cottages on Lindberg	—	1,800	31,224	33,024	2,968	1,800	34,192	35,992	3,175	8/28/2013
The Retreat at State College	—	6,251	46,004	52,255	3,932	6,251	49,936	56,187	4,111	9/11/2013
The Varsity	—	3,300	50,330	53,630	285	3,300	50,615	53,915	3,336	12/19/2013
Limestone Park I & II(5)	—	—	55,092	55,092	—	—	55,092	55,092	—	12/31/2013
Oaks on the Square - Phase IV	27,553	3,308	36,748	40,056	4,269	3,308	41,017	44,325	443	6/1/2014
Retreat at Louisville	35,672	4,257	33,750	38,007	5,928	4,257	39,678	43,935	462	7/1/2014
109 Towers	—	1,779	40,115	41,894	2,514	1,779	42,629	44,408	1,956	8/12/2014
District on Apache	—	8,203	81,016	89,219	287	8,203	81,303	89,506	3,974	9/15/2014
The Commons on Bridge	—	1,852	7,772	9,624	150	1,852	7,922	9,774	233	6/16/2015
The Province Boulder	—	7,800	40,722	48,522	32	7,800	40,754	48,554	412	9/15/2015
University Flats(5)	—	—	10,515	10,515	—	—	10,515	10,515	—	7/1/2015
Retreat at Blacksburg	10,380	8,988	21,232	30,220	—	8,988	21,232	30,220	—	7/10/2015
Boise State	—	—	613	613	—	—	613	613	—	12/15/2015
The Local: Downtown	—	1,447	1,117	2,564	—	1,447	1,117	2,564	—	1/4/2016
Lewis Hall(5)	—	—	1,026	1,026	—	—	1,026	1,026	—	TBD
Totals	$205,464	$146,434	$1,837,690	$1,984,124	$172,664	$152,819	$2,010,354	$2,163,173	$270,993

(1)	The Commons at Knoxville, The Reserve on Stinson, The Reserve at Perkins and The Reserve at Athens are cross-collateralized against the $54.5 million outstanding loan discussed in Note 10.

(2)	The Reserve at Saluki Pointe and River Pointe are cross-collateralized against the $21.3 million outstanding loan discussed in Note 10.

(3)	The Reserve at Columbia is collateralized under the Master Secured Credit Facility (see Note 10) as of December 31, 2015.

(4)
Pursuant to the ground lease for 2400 Nueces, the lessor has the option to purchase the Trust's leasehold estate and interest in the property at certain times during the term of the ground lease for a pre-determined amount.

(5)	Pursuant to the lease agreement for the respective property, the lessor has the option to terminate the lease at certain times during the term of the agreement for a termination fee.

(6)
All properties are of garden-style collegiate housing communities except for University Towers which is a traditional residence hall, 2400 Nueces and The Varsity, which are high-rise buildings, The Retreat at Oxford, The Cottages on Lindberg and The Retreat at State College, which are cottage-style communities, and The Oaks on the Square, which is a mixed-use town center and main street development project located in Storrs, Connecticut.

(7)	Assets have useful lives ranging from 3 to 40 years.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties and assets under development for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of period	$1,916,758	$1,709,853	$1,395,576
Collegiate housing acquisitions or completed developments	250,329	349,841	290,881
Collegiate housing dispositions	(14,149)	(154,545)	(55,880)
Impairment loss	—	(12,733)	(5,001)
Additions	10,917	24,792	84,404
Disposals	(682)	(450)	(127)
Balance, end of period	$2,163,173	$1,916,758	$1,709,853

The following table reconciles the accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of period	$210,047	$204,181	$175,310
Depreciation	65,952	57,166	47,693
Disposals	(622)	(396)	(115)
Collegiate housing dispositions	(4,384)	(50,904)	(18,707)
Balance, end of period	$270,993	$210,047	$204,181

When determined that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. There were no impairment losses in 2015. During 2014 and 2013, management determined that the carrying value of various collegiate housing communities may not be recoverable. The fair value of these properties was estimated and management recorded impairment losses during the years ended December 31, 2014 and 2013 of $12.7 million and $5.0 million, respectively. As the related properties were subsequently sold, the impairment loss is recorded in discontinued operations for 2013 and continuing operations for 2014.

7. Other assets

Other assets consist of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Accounts receivable related to pre-development costs	$2,252	$2,061
Prepaid expenses	2,564	2,295
Deferred tax asset	2,456	2,100
Deferred financing costs - revolving credit facility	2,814	3,841
Investments in unconsolidated entities	28,068	29,450
Corporate assets, net (1)	13,141	13,745
Other	6,034	10,950
Total other assets	$57,329	$64,442

(1) As of December 31, 2015 and 2014, the Trust had corporate assets with a historical cost of $18.1 million and $17.3 million, and accumulated depreciation of $4.9 million and $3.5 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $1.5 million, $0.9 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Investments in unconsolidated entities

As of December 31, 2015 and 2014, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

•	a 50% interest in 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall at the University of Minnesota;

•	a 50% interest in West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights at the University of Georgia;

•	a 14% interest in Elauwit Networks, a South Carolina limited liability company; and

•	a 25% interest in University Village-Greensboro LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as University Village - Greensboro.

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of financial information related to unconsolidated joint ventures (in thousands):

Financial Position: As of December 31,	2015	2014
Total assets	$177,907	$148,117
Total liabilities	130,102	99,714
Equity	$47,805	$48,403
Investment in unconsolidated entities	$28,068	$29,450

Results of Operations: For the years ended December 31,	2015	2014	2013
Revenues	$37,915	$31,537	$22,829
Net loss	(1,134)	(1,785)	(1,824)
Equity in losses of unconsolidated entities	$(668)	$(710)	$(203)

As of December 31, 2015 and 2014, liabilities are recorded totaling $2.0 million and $1.7 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheets.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorizes the grant of the 105,000 shares that remained available for grant under the 2004 plan, as well as 1,049,167 additional shares. As of December 31, 2015, the Trust had 652,356 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. As of December 31, 2015 and 2014, unearned compensation related to restricted stock totaled $0.2 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2015, 2014 and 2013, compensation expense of $0.4 million, $0.7 million and $0.9 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

Effective January 1, 2014 and January 1, 2013, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP") and the 2013 Long-Term Incentive Plan (the "2013 LTIP"), respectively. The purpose of the 2014 LTIP and 2013 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014 and 2013, the Trust issued 24,742 and 21,928, respectively, shares of time vested restricted stock to executives and key employees under the 2014 LTIP and 2013 LTIP. Additional shares were issued in August 2014 pursuant to the 2014 LTIP. The restricted stock granted under the 2014 LTIP and the 2013 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

A restricted stock unit ("RSU") award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs.

On January 1, 2014, the Trust granted 102,297 performance-based RSUs to executives and key employees under the 2014 LTIP described above. On January 1, 2013, the Trust granted 40,724 performance-based RSUs to executives and key employees under the 2013 LTIP described above. As of December 31, 2015 and 2014, unearned compensation related to RSUs totaled $0.6 million and $1.5 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the years ended December 31, 2015, 2014 and 2013, compensation expense of $0.9 million, $1.1 million and $0.8 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2016, 10,776 fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2013.

On February 4, 2015, the compensation committee approved the structure, including the awards, for the 2015 Long-Term Incentive Plan (the “2015 LTIP”). The 2015 LTIP differs in two respects from the prior plans: (i) the participants have elected to receive LTIP Units in the Operating Partnership instead of time restricted stock or RSUs; and (ii) the performance criteria for the performance-based award has been revamped to measure the Trust's performance based on a mixture of objective internal achievement goals and relative performance against its industry peers and other REITs. Under the 2015 LTIP, 155,774 LTIP Units were issued to the participants.

The 2015 LTIP provides that 25% of a participant’s award consists of a time-vested grant of LTIP Units subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock under the 2014 LTIP, the time-vested 2015 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of the Trust's stock on the grant date. The time-vested 2015 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are nontransferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2015 LTIP Units. Similar to the 2014 LTIP, the vesting of performance-based 2015 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold, and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique by an independent third party consultant. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions will be assessed quarterly. The performance-based 2015 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are nontransferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2015 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2015 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption in exchange for cash or shares of EdR's common stock, at the discretion of the general partner, in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying consolidated statement of income and comprehensive income related to the 2015 LTIP Units was $0.9 million for the year ended December 31, 2015. As of December 31, 2015, unearned compensation related to LTIP Units totaled $2.1 million, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation recognized in general and administrative expense in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $1.9 million and $2.1 million, respectively. Additionally during the years ended December 31, 2015 and 2014, the Trust issued 12,300 and 13,384 shares, respectively, to its independent directors under the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2012(1)	82,365	$22.89	69,000	$18.03	—	$—
Granted	21,930	31.92	61,092	22.95	—	—
Vested	(30,340)	31.62	—	—	—	—
Surrendered	(12,614)	31.62	—	—	—	—
Outstanding as of December 31, 2013(1)	61,341	$26.88	130,092	$20.34	—	$—
Granted	25,944	26.70	102,305	19.20	—	—
Vested	(26,476)	25.74	(47,785)	26.46	—	—
Surrendered	(13,999)	26.85	(37,701)	26.46	—	—
Outstanding as of December 31, 2014(1)	46,810	$27.94	146,911	$20.58	—	$—
Granted	—	—	—	—	155,774	18.83
Vested	(17,774)	27.76	—	—	—	—
Surrendered	(3,467)	29.72	—	—	—	—
Outstanding as of December 31, 2015(1)	25,569	$28.32	146,911	$20.58	155,774	$18.83
(1) Represents unvested shares of restricted stock awards as of the date indicated.

10. Debt

Revolving credit facility

On November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”). The Fifth Amended Revolver amended and restated that certain Fourth Amended and Restated Credit Agreement (the "Fourth Amended Revolver"). The Fifth Amended Revolver has a maximum availability of $500.0 million and an accordion feature to $1.0 billion, which may be exercised during the first four years subject to satisfaction of certain conditions. The Fifth Amended Revolver is scheduled to mature on November 19, 2018 with a one-year extension option, provided certain conditions are met.
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of December 31, 2015, the interest rate applicable to the Fifth Amended Revolver was 1.78%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on outstanding commitments. As of December 31, 2015, there was no outstanding balance on the revolver, thus, our remaining availability was $500.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of FFO except to comply with the legal requirements to maintain REIT status. As of December 31, 2015, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At December 31, 2015 and 2014, the outstanding balance under the Term Loans was $186.5 million and $186.3 million, respectively, which is presented net of unamortized deferred financing costs of $1.0 million and $1.2 million, respectively, in the accompanying consolidated balance sheets.

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of December 31, 2015, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 14). As of December 31, 2015, the effective interest rate on the Tranche A Term Loan was 3.95% (weighted average swap rate of 2.30% plus the current margin of 1.65%) and the effective interest rate on the Tranche B Term Loan was 2.96% (weighted average swap rate of 1.66% plus the current margin of 1.30%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 1, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the issuance of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The Operating Partnership used the offering proceeds to prepay $69.0 million of mortgage debt (including $2.6 million in prepayment penalties and other fees), pay down the outstanding balance of the Fifth Amended Revolver and for general corporate purposes. At December 31, 2015 and 2014, the outstanding balance under the Unsecured Senior Notes was $247.7 million and $247.4 million, respectively, which is presented net of unamortized deferred financing costs of $2.3 million and $2.6 million, respectively, in the accompanying consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2015, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of December 31, 2015 and 2014, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at December 31,
Property	2015	2014	Interest Rate at December 31, 2015		Interest Rate Type	Initial Maturity Date
Various Communities(1)	$21,319	$21,696	5.67%		Fixed	1/1/2020
Various Communities(2)	54,539	55,523	6.02%		Fixed	1/1/2019
Various Communities(3)	—	16,137	n/a
Master Secured Credit Facility	75,858	93,356	5.92%	(4)

The Suites at Overton Park	—	24,216	n/a
The Centre at Overton Park	22,351	22,697	5.60%	(5)	Fixed	1/1/2017	(5)
University Towers	33,650	34,000	2.35%	(6)	Variable	7/1/2016	(6)
Mortgage Debt	56,001	80,913	3.65%	(4)

The Retreat at Louisville	35,672	8,114	2.30%	(7)	Variable	8/1/2017	(7)
The Oaks on the Square - Phase IV	27,553	—	2.41%	(8)	Variable	10/20/2017	(8)
The Varsity	—	32,420	n/a
The Retreat at Blacksburg - Phase I	10,380	—	2.25%	(9)	Variable	2/4/2019	(9)
Roosevelt Point	—	33,348	n/a
Construction Loans	73,605	73,882	2.33%	(4)

Total mortgage and construction debt / weighted average rate	205,464	248,151	4.02%	(4)
Unamortized premium and deferred financing costs(10)	(953)	(23)
Total mortgage and construction debt, net of unamortized premium and deferred financing costs	204,511	248,128
Less current portion	(35,446)	(68,675)
Total mortgage and construction debt, net of current portion	$169,065	$179,453

(1)	As of December 31, 2015 and 2014, the following properties secured this note: The Reserve at Saluki Pointe and River Pointe.
(2) As of December 31, 2015 and 2014, the following properties secured this note: The Reserve at Athens, The Reserve at Perkins, The Commons at Knoxville and The Reserve on Stinson.
(3) During the year ended December 31, 2015, this note was repaid; however, The Reserve at Columbia remained encumbered through the Master Secured Credit Facility.
(4) Represents the weighted average interest rate as of December 31, 2015.
(5) In connection with the acquisition of The Centre at Overton Park during 2012, the Trust assumed fixed-rate mortgage debt. If no event of default occurs, the Trust has the option to extend the maturity date for one year at a base rate plus a margin of 2.5%. Principal and interest are repaid monthly.
(6) The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and was interest only through July 1, 2015. The loan may be extended for two 12-month periods, provided that the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.
(7) During 2014, the Trust entered into a $35.7 million construction loan related to the development of a jointly owned cottage-style community located in Louisville, Kentucky (The Retreat at Louisville). The Operating Partnership is the majority owner and managing member of the joint venture. The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.05% margin or LIBOR plus a 2.05% margin and is interest only through July 10, 2017. On July 10, 2017, if certain conditions are met, the Operating Partnership has the option to extend the loan until July 9, 2018 and another year thereafter. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.
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
(10) Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of debt liability due to the retroactive adoption of ASU 2015-03 (see Note 2).

Master Secured Credit Facility

The Operating Partnership also has a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contain cross-default provisions; all properties securing the notes are cross-collateralized. The Operating Partnership was in compliance with all financial covenants, including consolidated net worth and liquidity tests, contained in the Master Secured Credit Facility as of December 31, 2015.

During 2015, the Operating Partnership prepaid a $15.8 million, seven-year note under the Master Secured Credit Facility. The debt had a fixed rate of 5.45% and was due to mature on January 1, 2017. In connection with this repayment, the Operating Partnership incurred a prepayment penalty of $0.4 million, which is included in loss on extinguishment of debt in the accompanying consolidated statement of income and comprehensive income.

In January 2016, the Operating Partnership prepaid in full the two remaining notes under the Master Secured Credit Facility with proceeds from the January 2016 follow-on equity offering. Concurrent with the repayment, the facility was terminated and all encumbered properties were released. The Operating Partnership incurred a prepayment penalty of $9.3 million in connection with the prepayment.

Mortgage debt

During 2015, the Operating Partnership repaid in full fixed-rate mortgage debt of $23.7 million that was assumed in connection with the 2012 acquisition of The Suites at Overton Park collegiate housing community located at Texas Tech University. The interest rate was equal to 4.16% and the mortgage debt was scheduled to mature on April 1, 2016.

In January 2016, the Operating Partnership repaid in full the fixed-rate mortgage debt with a principal balance of $22.3 million that was assumed in connection with the 2012 acquisition of The Centre at Overton Park. The interest rate was equal to 5.6% and the mortgaged debt was scheduled to mature on January 1, 2017. A prepayment penalty of $1.0 million was incurred in connection with the prepayment.

All mortgage loans contain customary financial covenants, such as minimum debt service ratios. As of December 31, 2015, the Operating Partnership was in compliance with all covenants.

Construction loans

During 2015, the Operating Partnership repaid outstanding principal balances on the following construction loans (amounts in thousands):

Property	Date Repaid	Outstanding Balance as of the Repayment Date	Interest Rate as of the Repayment Date
Roosevelt Point	March 2015	$33,348	2.4%
The Varsity	June 2015	$32,420	1.8%

The construction loans were repaid with proceeds from the Fifth Amended Revolver and cash on hand.

All construction loans also contain customary financial covenants, such as minimum debt service ratios. As of December 31, 2015, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance, beginning of period	$248,128	$419,864
Additions	65,491	17,865
Repayments of principal	(108,179)	(190,103)
Amortization of premium	(843)	(806)
Write-off of debt premium in relation to debt pay off	(70)	—
(Increase) decrease in deferred financing costs, net	(16)	1,308
Balance, end of period	$204,511	$248,128

The scheduled maturities of outstanding indebtedness as of December 31, 2015 are as follows (in thousands):

Year
2016	$35,446
2017	86,748
2018	1,629
2019	127,067
2020	19,574
Thereafter	372,500
Total	642,964
Unamortized premium and deferred financing costs	4,257
Outstanding as of December 31, 2015, net of unamortized premium and deferred financing costs	$638,707

11. Noncontrolling interests

Operating Partnership

Joint Ventures: As of December 31, 2015, EROP had entered into four joint venture agreements to develop, own and manage the following collegiate housing communities: Roosevelt Point near Arizona State University - Downtown Phoenix, 605 West near Duke University, The Retreat at Louisville near The University of Louisville and The Retreat at Blacksburg near Virginia Polytechnic Institute and State University. EROP is deemed to be the primary beneficiary of these communities; therefore, EROP accounts for the joint ventures using the consolidation method of accounting.

EROP's joint venture partner's investments in the Roosevelt Point, The Retreat at Louisville and The Retreat at Blacksburg joint ventures are accounted for as noncontrolling interests in the accompanying consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income.

EROP's joint venture partner's investment in 605 West met the requirements to be classified outside of permanent equity, and is therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and the joint venture partner's share of operating results is reflected in net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income due to the partner's ability to put its ownership interests to EROP as stipulated in the operating agreements.

During 2014, EROP purchased its joint venture partner's 30% interest in The Retreat at Oxford for $8.5 million. This collegiate housing property is now wholly-owned by EROP. Also, EROP purchased a portion of its joint venture partner's interest in Roosevelt Point for $0.8 million. As a result of this purchase, EROP holds a 95% ownership interest in the Roosevelt Point collegiate housing property as of December 31, 2015. In February 2016, EROP purchased the remaining 5% ownership interest in Roosevelt Point.

The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also referred to as redeemable noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2015 and 2014, there were 69,086 University Towers Operating Partnership Units outstanding.

The following table sets forth the activity with the redeemable noncontrolling interests for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Beginning balance	$4,431	$2,359
Net income attributable to noncontrolling interests	175	65
Contributions from redeemable noncontrolling interests	26	—
Adjustments to report redeemable noncontrolling interests at fair value	1,012	2,555
Distributions	(396)	(548)
Ending balance	$5,248	$4,431

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2015 and 2014, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Redeemable Limited Partner Units: The units of limited partnership of the Operating Partnership (“OP Units”) that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder is classified as redeemable limited partner units in the mezzanine section of the accompanying consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2015 and 2014, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost.

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

During the year ended December 31, 2015, 50,000 OP Units were redeemed for 50,000 shares of EdR's common stock. During the year ended December 31, 2014, 7,391 OP Units were redeemed for cash. As of December 31, 2015 and 2014, there were 224,308 and 274,308 OP Units outstanding, respectively.

Below is a table summarizing the activity of redeemable limited partners' units for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Beginning balance	$10,081	$7,512
Net income	91	367
Distributions	(526)	(378)
Conversion of redeemable partner units into common stock or cash	(1,748)	(77)
Adjustments to report redeemable limited partner units at fair value	414	2,657
Ending balance	$8,312	$10,081

The Trust

The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at Roosevelt Pointe, The Retreat at Louisville and The Retreat at Blacksburg, as discussed above, which are presented as a component of equity in the Trust’s accompanying consolidated balance sheets.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying consolidated balance sheets of EROP; and (2) the University Towers Operating Partnership Units and the Trust's joint venture partner's investments in 605 West which are also presented as redeemable noncontrolling interests in the accompanying consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2015 and 2014, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in thousands, except per share data):

	2015		2014	2013
Numerator - basic and diluted earnings per share:
Income from continuing operations, net of noncontrolling interests	$19,911		$47,055	$4,776
Loss from discontinued operations, net of noncontrolling interests	—		—	(453)
Net income attributable to common stock	$19,911		$47,055	$4,323

Denominator:
Basic weighted average shares of common stock outstanding	49,676		42,934	38,144
OP Units (1)	246	(2)	274	277
University Towers Operating Partnership Units	69		69	69
Diluted weighted average shares of common stock outstanding	49,991		43,277	38,490

Earnings per share - basic:
Income from continuing operations, net of noncontrolling interests	$0.40		$1.10	$0.12
Loss from discontinued operations, net of noncontrolling interests	$—		$—	$(0.01)
Net income attributable to common stock	$0.40		$1.10	$0.11

Earnings per share - diluted:
Income from continuing operations, net of noncontrolling interests	$0.40		$1.09	$0.12
Loss from discontinued operations, net of noncontrolling interests	$—		$—	$(0.01)
Net income attributable to common stock	$0.40		$1.09	$0.11

Distributions declared per common share	$1.46		$1.38	$1.26

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

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the years ended December 31, 2015, 2014 and 2013 (dollars and units in thousands, except per unit data):

	2015	2014	2013
Numerator - basic and diluted earnings per unit:
Income from continuing operations, net of noncontrolling interests	$20,002	$47,422	$4,857
Loss from discontinued operations, net of noncontrolling interests	—	—	(453)
Net income attributable to unitholders	$20,002	$47,422	$4,404

Denominator:
Weighted average units outstanding	49,535	42,934	38,144
Redeemable OP Units	246	274	277
LTIP units	141	—	—
Weighted average units outstanding - basic	49,922	43,208	38,421

Redeemable noncontrolling units	69	69	69
Weighted average units outstanding - diluted	49,991	43,277	38,490

Earnings per unit - basic:
Income from continuing operations, net of noncontrolling interests	$0.40	$1.10	$0.13
Loss from discontinued operations, net of noncontrolling interests	$—	$—	$(0.01)
Net income attributable to unitholders	$0.40	$1.10	$0.12

Earnings per unit - diluted:
Income from continuing operations, net of noncontrolling interests	$0.40	$1.10	$0.13
Loss from discontinued operations, net of noncontrolling interests	$—	$—	$(0.01)
Net income attributable to unitholders	$0.40	$1.10	$0.12

Distributions declared per unit	$1.46	$1.38	$1.26

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

The following tables represent the Trust’s segment information for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$240,623	$206,322	$167,476
Collegiate housing leasing operations	101,283	92,649	79,957
Net operating income	$139,340	$113,673	$87,519
Total segment assets at end of period (1)	$1,920,582	$1,737,967	$1,536,699

Development Consulting Services:
Third-party development consulting services	$2,233	$4,224	$3,759
General and administrative(2)	2,802	2,354	1,161
Net operating income (loss)	$(569)	$1,870	$2,598
Total segment assets at end of period(3)	$4,615	$4,103	$5,187

Management Services:
Third-party management services	$3,670	$3,959	$3,697
General and administrative(2)	2,844	2,633	2,450
Net operating income	$826	$1,326	$1,247
Total segment assets at end of period(3)	$10,090	$10,693	$10,135

Reconciliations:
Segment revenue	$246,526	$214,505	$174,932
Operating expense reimbursements	8,636	8,707	10,214
Eliminations / adjustments(4)	—	2,581	(770)
Total segment revenues	$255,162	$225,793	$184,376

Segment operating expenses	$106,929	$97,636	$83,568
Reimbursable operating expenses	8,636	8,707	10,214
Total segment operating expenses	$115,565	$106,343	$93,782

Segment net operating income	$139,597	$119,450	$90,594
Other unallocated general and administrative expenses(5)	(15,252)	(14,815)	(10,544)
Depreciation and amortization	(68,022)	(58,974)	(48,098)
Ground lease	(11,268)	(8,988)	(7,622)
Loss on impairment of collegiate housing properties	—	(12,733)	—
Interest expense	(24,449)	(20,656)	(17,526)
Amortization of deferred financing costs	(2,089)	(2,156)	(1,758)
Interest income	213	190	447
Loss on extinguishment of debt	(403)	(3,543)	—
Guarantee fee income from participating development	—	3,000	—
Interest on loan to participating development	—	6,486	—
Gain on insurance settlement	—	8,133	—
Equity in losses of unconsolidated entities	(668)	(710)	(203)
Income before income taxes, discontinued operations and gain on sale of collegiate housing properties	$17,659	$14,684	$5,290

Total segment assets, end of period (3)	$1,935,287	$1,752,763	$1,552,021
Unallocated corporate amounts:
Cash	21,757	7,540	10,729
Notes receivable (see Note 2)	2,167	375	18,125
Other receivables	646	2,100	1,456

	Year Ended December 31,
	2015	2014	2013
Investments in unconsolidated entities (see Note 8)	28,068	29,355	20,602
Deposit	—	—	—
Other assets	11,092	11,900	4,293
Deferred financing costs, net	2,814	2,297	522
Total assets, end of period	$2,001,831	$1,806,330	$1,607,748

(1) The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2015 is primarily related to the purchase of two additional communities and completed development of five collegiate housing communities for the Trust’s ownership offset by the sale of one collegiate housing community (see Notes 4 and 5). The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2014 is primarily related to the purchase of two additional communities and completed development of seven collegiate housing communities for the Trust's ownership offset by the sale of seven collegiate housing communities (see Notes 4 and 5).
(2) General and administrative expenses for the development consulting services and management services segments represent those expenses that are directly attributable to these segments and also include an allocation of corporate general and administrative expenses based on the extent of effort or resources expended.
(3) Total segment assets include goodwill of $2,149 related to management services and $921 related to development consulting services.
(4) In 2014, the eliminations / adjustments to segment revenues (which relate specifically to development consulting) is to add the previously deferred development fee recognized relating to the participating project at the Science + Technology Park at Johns Hopkins to total revenues. The related revenue was recognized in the consolidated financial statements during 2014, but was recognized in segment revenues in prior periods.
(5) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

14. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the years ended December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2015 and 2014, six interest rate swaps were outstanding with a combined notional of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $2.6 million is estimated to be reclassified to earnings as an increase to interest expense. As of December 31, 2015 and 2014, the fair value of the derivatives is a liability of $5.5 million and $4.5 million, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2015 and 2014 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2015	Interest rate contracts	$(4,593)	Interest expense	$(3,583)
2014	Interest rate contracts	$(7,991)	Interest expense	$3,526

The above contracts are subject to enforceable master netting arrangements that provide a right of offset with each counterparty; however, no offsetting positions exist due to certain duplicate terms across all contracts. Therefore, the derivatives are not subject to offset in the accompanying consolidated balance sheets.

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

As of December 31, 2015 and 2014, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $5.8 million and $4.7 million, respectively. As of December 31, 2015, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $5.8 million.

15. Fair Value Measurements

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

One non-financial asset was impaired during the year ended December 31, 2014 and has remained on the accompanying consolidated balance sheet as of December 31, 2015. The asset was written down to $14.9 million and the valuation was classified within Level 2 of the fair value hierarchy.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of December 31, 2015 and 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2015 and 2014 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
December 31, 2015:
Derivative financial instruments (liability position)	$5,475	$—	$5,475	$—
Deferred compensation plan assets	$318	$318	$—	$—

December 31, 2014:
Derivative financial instruments (liability position)	$4,465	$—	$4,465	$—
Deferred compensation plan assets	$520	$520	$—	$—

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on assessments of available market information and valuation methodologies, including discounted cash flow analyses. Due to the fact that the Trust's unsecured revolving credit facility, unsecured term loan facility and variable rate mortgage and construction loans bear interest at variable rates, carrying value approximates the fair value.

The tables below summarize the gross carrying amounts and fair values of these financial instruments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$2,167	$—	$2,104	$—
Senior unsecured notes	250,000	—	246,793	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,255	—	107,255	—
Fixed rate mortgage and construction loans	98,209	—	110,851	—

	December 31, 2014
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Mezzanine notes receivable	$375	$—	$318	$—
Senior unsecured notes	250,000	—	234,583	—
Unsecured revolving credit facility	24,000	—	24,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,882	—	107,882	—
Fixed rate mortgage and construction loans	140,270	—	154,542	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

16. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual rent increase equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred straight-line rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, deferred straight-line rent totaled $20.0 million and $19.4 million, respectively.

The Trust also has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2028. Rental expense under the operating lease agreements totaled $0.7 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental payments required under operating leases (including ground leases) that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2015 are as follows (in thousands):

Year Ending
2016	$14,919
2017	12,218
2018	10,690
2019	9,718
2020	8,645
Thereafter	511,519
Total	$567,709

17. Employee savings plan

Eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over their first 3 years of employment then immediately vest in the matching contribution from then on. Matching contributions were approximately $0.3 million, $0.3 million, $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

18. Accrued expenses

Accrued expenses consist of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Payroll	$4,687	$3,765
Real estate taxes	8,311	7,573
Interest	2,555	2,978
Utilities	1,633	1,691
Ground leases and deferred straight-line rent	25,468	20,010
Assets under development	19,232	18,558
Fair value of derivative liability	5,475	4,465
Other	15,854	15,646
Total accrued expenses	$83,215	$74,686

19. Commitments and contingencies

For its third-party development projects, the Trust commonly provides alternate housing and project cost guarantees, subject to force majeure. Alternate housing guarantees generally require the university to provide on-campus housing or the Trust to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Under project cost guarantees, the Trust is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds.

In July 2012, the 3949 community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which were covered under existing insurance policies. For the years ended December 31, 2014 and 2013, the Trust recognized business interruption proceeds of $0.1 million and $1.7 million, respectively. These amounts are included in collegiate housing leasing revenues in the accompanying consolidated financial statements. During the year ended December 31, 2014, the insurance claims were settled and the Trust recognized a gain on insurance proceeds of $8.1 million in the accompanying consolidated statements of income and comprehensive income.

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

		December 31, 2015				December 31, 2014
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,297	n/a	$5,824	n/a	$23,643	n/a	$5,911	n/a
The Marshall	50%	56,507	8,767	28,254	4,384	55,663	8,767	27,832	4,384
Georgia Heights	50%	31,430	7,230	15,715	3,615	—	7,230	—	3,615
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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2015, $33.2 million had been drawn on the construction loan, of which $5.7 million was attributable to LeylandAlliance LLC, and has not been included in our consolidated financial statements.

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

During the year ended December 31, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself. Both actions related to a change order dispute by the general contractor on a completed third-party development project. The federal suit was dismissed in 2015. Subsequent to December 31, 2015, the arbitration proceedings were settled at an amount that was accrued by the Trust as of December 31, 2015.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2015 and 2014, the Trust had reimbursable predevelopment costs of $1.9 million and $1.7 million, respectively, which are reflected in other assets in the accompanying consolidated balance sheets.

20. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized below (in thousands, except per share data):

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
Revenues	$64,129	$57,324	$58,189	$75,520		$255,162
Operating expenses	50,291	48,381	55,772	55,663		210,107
Operating income	13,838	8,943	2,417	19,857		45,055
Nonoperating expenses	6,419	5,875	6,704	7,730		26,728
Equity in earnings (losses) of unconsolidated entities	(194)	(202)	(427)	155		(668)
Income tax expense	78	90	157	22		347
Noncontrolling interests	206	(141)	(151)	257		171
Gain on sale of collegiate housing community	—	—	—	2,770	(1)	2,770
Net income (loss) attributable to Education Realty Trust, Inc.	$6,941	$2,917	$(4,720)	$14,773		$19,911
Net income (loss) per share - basic	$0.14	$0.06	$(0.10)	$0.28		$0.40
Net income (loss) per share - diluted	$0.14	$0.06	$(0.10)	$0.27		$0.40

Net income (loss) attributable to Education Realty Operating Partnership	$6,981	$2,928	$(4,738)	$14,831		$20,002
Net income (loss) per unit - basic	$0.14	$0.06	$(0.10)	$0.28		$0.40
Net income (loss) per unit - diluted	$0.14	$0.06	$(0.10)	$0.28		$0.40
(1) During the three months ended December 31, 2015, we sold one property for a sales price of $12.9 million resulting in total proceeds of approximately $12.3 million after customary closing costs and recognized a $2.8 million gain on this disposition.

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$54,545	$50,040	$54,704	$66,504	$225,793
Operating expenses	46,233	53,691	52,939	48,990	201,853
Operating income	8,312	(3,651)	1,765	17,514	23,940
Nonoperating (income) expenses	6,683	5,440	(12,393)	8,816	8,546
Equity in losses of unconsolidated entities	(22)	(112)	(236)	(340)	(710)
Income tax expense/(benefit)	45	(357)	910	(337)	261
Noncontrolling interests	398	(38)	33	206	599
Gain on sale of collegiate housing communities	10,902	—	8,421	13,908	33,231
Net income (loss) attributable to Education Realty Trust, Inc.	$12,066	$(8,808)	$21,400	$22,397	$47,055
Net income (loss) per share - basic	$0.31	$(0.23)	$0.46	$0.47	$1.10
Net income (loss) per share - diluted	$0.31	$(0.23)	$0.45	$0.47	$1.09

Net income (loss) attributable to Education Realty Operating Partnership	$12,166	$(8,787)	$21,536	$22,507	$47,422
Net income (loss) per unit - basic	$0.32	$(0.22)	$0.46	$0.47	$1.10
Net income (loss) per unit - diluted	$0.31	$(0.22)	$0.46	$0.47	$1.10

21. Subsequent events

The Board declared a fourth quarter distribution of $0.37 per share of common stock for the quarter ended on December 31, 2015. The distributions were paid on February 15, 2016 to stockholders of record at the close of business on January 29, 2016.

On January 15, 2016, the Trust completed a second follow-on equity offering of 6.3 million shares of EdR common stock. The Trust received approximately $215.1 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses payable by the Trust. The Trust used a portion of the proceeds to prepay certain mortgage and construction debt described below.

The Operating Partnership prepaid in full the two remaining notes under the Master Secured Credit Facility with proceeds from the January 2016 follow-on equity offering. Concurrent with the repayment, the facility was terminated and all encumbered properties were released. One of the notes prepaid had a principal balance of $21.3 million at December 31, 2015, was set to mature on January 1, 2020 and had a fixed interest rate of 5.67%. The second note prepaid had a principal balance of $54.5 million, was set to mature on January 1, 2019 and had a fixed interest rate of 6.02%. The Operating Partnership incurred a prepayment penalty of $9.3 million in connection with the prepayment.

The Operating Partnership also repaid in full the fixed-rate mortgage debt with a principal balance of $22.3 million that was assumed in connection with the 2012 acquisition of The Centre at Overton Park with proceeds from the January 2016 follow-on equity offering. The interest rate was equal to 5.6% and the mortgaged debt was scheduled to mature on January 1, 2017. A prepayment penalty of $1.0 million was incurred in connection with the prepayment.

In February 2016, the Trust acquired Concord Eastridge, Inc.'s remaining partnership interest in the Roosevelt Point joint venture for $4.9 million. The outstanding promissory loan to the Trust of $1.7 million was repaid in full at closing. The Trust now owns 100% of this collegiate housing community.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Trust's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2015 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, the Trust's management concluded that EdR's internal control over financial reporting was effective as of December 31, 2015. The results of management’s assessment were reviewed with the Audit Committee.

The effectiveness of the Trust's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Education Realty Operating Partnership, LP

Evaluation of Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership also has investments in unconsolidated entities which are not under its control. Consequently, the Operating Partnership's disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2015, the Operating Partnership's disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, the Operating Partnership's management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2015. The results of management’s assessment were reviewed with the Audit Committee.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016, which will be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016, which will be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under the Trust’s equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	326,459	(1)	—	(2)	589,240	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	326,459		—		589,240

(1)	Represents up to 326,459 shares of common stock subject to outstanding equity awards granted pursuant to our 2013, 2014 and 2015 Long-Term Incentive Plans.

(2)	Does not account for the potential 326,459 shares of common stock subject to outstanding restricted stock units and LTIP Units granted pursuant to our 2013, 2014 and 2015 Long-Term Incentive Plans.

(3)
This represents 652,356 shares available for issuance under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan less 63,116 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016, which will be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016, which will be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016, which will be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)List of Documents Filed.

1.Financial Statements
The financial statements of Education Realty Trust, Inc. and EROP are included in Item 8 of this Annual Report on Form 10-K.

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

Education Realty Trust, Inc.
Date: February 29, 2016	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: February 29, 2016	By:	/s/ Randy Churchey
Randy Churchey President, Chief Executive Officer and Director

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Randy Churchey, Edwin B. Brewer, Jr. and Lindsey Mackie, or any of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Trust’s filing of an annual report on Form 10-K for the Trust’s fiscal year 2015, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a trustee or officer, or both, of the Trust, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randy Churchey	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2016
Randy Churchey

/s/ Edwin B. Brewer, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2016
Edwin B. Brewer, Jr.

/s/ Lindsey Mackie	Senior Vice President, and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Lindsey Mackie

/s/ John V. Arabia	Director	February 29, 2016
John V. Arabia

/s/ Monte J. Barrow	Director	February 29, 2016
Monte J. Barrow

/s/ William J. Cahill, III	Director	February 29, 2016
William J. Cahill, III

/s/ Kimberly Schaefer	Director	February 29, 2016
Kimberly Schaefer

/s/ Howard A. Silver	Director	February 29, 2016
Howard A. Silver

/s/ Thomas Trubiana	President and Director	February 29, 2016
Thomas Trubiana

/s/ Wendell W. Weakley	Director	February 29, 2016
Wendell W. Weakley

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1
Second Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP. (Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q, filed on May 6, 2015.)

10.2(1)
Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Amendment No. 4 to its Registration Statement on Form S-11. (File No. 333-119264), filed on January 11, 2005.)

10.3(1)	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers filed herewith.
10.4(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.5(1)
Executive Employment Agreement between Education Realty Trust, Inc. and J. Drew Koester, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.6(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of January 12, 2010. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.7(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.8(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

10.9(1)
Restricted Stock Award Agreement between Education Realty Trust, Inc. and Randall L. Churchey, dated as of April 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on April 14, 2010.)

10.10(1)	Education Realty Trust, Inc. 2015 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q, filed on May 6, 2015.)
10.11(1)
Form of Restricted Stock Award Agreement (Time-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 and 2012 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.12(1)
Form of Restricted Stock Unit Award Agreement (Performance-Vested Restricted Stock) for the Education Realty Trust, Inc. 2011 and 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Trust’s Current Report on Form 8-K, filed on January 3, 2011.)

10.13
Amended and Restated Master Credit Facility Agreement, dated as of December 2, 2009, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on December 8, 2009.)

10.14
Amendment No. 1 to Amended and Restated Master Credit Facility Agreement, dated as of February 25, 2010, by and among Education Realty Trust, Inc., Education Realty Operating Partnership, LP and certain subsidiaries, Red Mortgage Capital, Inc. and Fannie Mae. (Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

10.15(1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)

Exhibit Number	Description
10.16(1)
Education Realty Trust, Inc. Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)

10.17(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)
10.18(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)
10.19(1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 10-K, field on March 1, 2013.)
10.20(1)	Education Realty Trust, Inc. Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 1, 2013.)
10.21	Education Realty Trust, Inc. 2016 Long-Term Incentive Plan, filed herewith.
10.22(1)(2)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.23(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.24(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.25(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Lindsey Mackie, effective as of June 1, 2015. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on May 26, 2015.)

10.26	Second Amendment to Fourth Amended and Restated Credit Agreement dated as of February 14, 2014. (Incorporated by reference to the Trust’s Annual Report on Form 10-K filed March 3, 2014.)
10.27(1)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed March 3, 2014.)
10.28
Separation Agreement, dated as of May 12, 2014, by and between Education Realty Trust, Inc. and Randall H. Brown. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed May 12, 2014.)

10.29(1)
Executive Employment Agreement, dated as of August 5, 2014, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to the Trust’s Current Report on Form 8-K, filed on August 8, 2014.)

10.30(1)
Restricted Stock Award Agreement, dated as of August 5, 2014, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to the Trust’s Current Report on Form 8-K, filed on August 8, 2014.)

10.31
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

10.32
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

12	Statement Regarding Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of the Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit Number	Description
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document*
101.	SCH XBRL Taxonomy Extension Schema Document*
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.	LAB XBRL Taxonomy Extension Label Linkbase Document*
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

(1) Denotes a management contract or compensatory plan, contract or arrangement.
(2) Superseded by employment agreement entered into effective as of January 1, 2015.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.