Form 10-Q
period 2016-03-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2016-05-02
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of April 28, 2016, Education Realty Trust, Inc. had 66,068,105 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2016 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to "EROP" mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of March 31, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
For the Quarter Ended March 31, 2016

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Collegiate housing properties, net	$1,744,189	$1,774,796
Assets under development	185,328	117,384
Cash and cash equivalents	195,848	33,742
Restricted cash	8,930	9,784
Other assets	63,005	66,125
Total assets	$2,197,300	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$118,266	$204,511
Unsecured revolving credit facility	—	—
Unsecured term loan, net of unamortized deferred financing costs	186,581	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,743	247,678
Accounts payable and accrued expenses	93,459	85,670
Deferred revenue	19,795	19,024
Total liabilities	665,844	743,401

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	10,676	13,560

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 65,011,662 and 56,879,003 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	650	569
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,525,104	1,263,603
Accumulated deficit	(5,329)	(21,998)
Accumulated other comprehensive loss	(8,921)	(5,475)
Total Education Realty Trust, Inc. stockholders’ equity	1,511,504	1,236,699
Noncontrolling interests	9,276	8,171
Total equity	1,520,780	1,244,870
Total liabilities and equity	$2,197,300	$2,001,831

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Collegiate housing leasing revenue	$70,183	$60,383
Third-party development consulting services	483	597
Third-party management services	894	1,053
Operating expense reimbursements	1,819	2,096
Total revenues	73,379	64,129
Operating expenses:
Collegiate housing leasing operations	24,889	24,140
Development and management services	2,521	2,702
General and administrative	3,109	2,639
Depreciation and amortization	17,516	15,866
Ground lease expense	3,309	2,848
Reimbursable operating expenses	1,819	2,096
Total operating expenses	53,163	50,291

Operating income	20,216	13,838

Nonoperating (income) expenses:
Interest expense	4,663	5,941
Amortization of deferred financing costs	480	516
Interest income	(74)	(38)
Loss on extinguishment of debt	9,920	—
Total nonoperating expenses	14,989	6,419
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	5,227	7,419
Equity in losses of unconsolidated entities	(244)	(194)
Income before income taxes and gain on sale of collegiate housing properties	4,983	7,225
Income tax expense	51	78
Income before gain on sale of collegiate housing properties	4,932	7,147
Gain on sale of collegiate housing properties	11,873	—
Net income	16,805	7,147
Less: Net income attributable to the noncontrolling interests	136	206
Net income attributable to Education Realty Trust, Inc.	$16,669	$6,941

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
Comprehensive income:
Net income	$16,805	$7,147
Other comprehensive loss:
Loss on cash flow hedging derivatives	(3,446)	(2,439)
Comprehensive income	$13,359	$4,708
Less: Comprehensive income attributable to the noncontrolling interests	136	206
Comprehensive income attributable to Education Realty Trust, Inc.	$13,223	$4,502

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic	$0.27	$0.14
Net income attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$0.26	$0.14

Distributions per share of common stock	$0.37	$0.36

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	62,677	48,179
Weighted average common shares outstanding – diluted	62,963	48,501

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Proceeds from issuance of common stock, net of offering costs	327,605	3	11,497	—	—	—	11,500
Amortization of restricted stock and long-term incentive plan awards	3,616	—	355	—	—	—	355
Cash dividends	—	—	(17,299)	—	—	—	(17,299)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	44	—	—	—	44
Comprehensive income (loss)	—	—	—	6,941	(2,439)	(22)	4,480
Balance, March 31, 2015	48,330,648	$483	$1,029,280	$(34,968)	$(6,904)	$4,674	$992,565

Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Proceeds from issuance of common stock, net of offering costs	8,130,670	81	286,964	—	—	—	287,045
Amortization of restricted stock and long-term incentive plan awards	1,989	—	357	—	—	—	357
Cash dividends	—	—	(23,392)	—	—	—	(23,392)
Contributions from noncontrolling interests	—	—	—	—	—	3,571	3,571
Purchase of noncontrolling interests	—	—	(1,706)	—	—	(2,409)	(4,115)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(722)	—	—	—	(722)
Comprehensive income (loss)	—	—	—	16,669	(3,446)	(57)	13,166
Balance, March 31, 2016	65,011,662	$650	$1,525,104	$(5,329)	$(8,921)	$9,276	$1,520,780

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$16,805	$7,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,516	15,866
Loss on disposal of assets	7	—
Gain on sale of collegiate housing properties	(11,873)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,187	1,201
Loss on extinguishment of debt	9,920	—
Amortization of deferred financing costs	480	516
Amortization of unamortized debt premiums	(49)	(207)
Distributions of earnings from unconsolidated entities	—	44
Noncash compensation expense related to stock-based incentive awards	827	671
Equity in losses of unconsolidated entities	244	194
Change in operating assets and liabilities (net of acquisitions)	2,486	3,397
Net cash provided by operating activities	37,550	28,829

Investing activities:
Property acquisitions	(24,357)	—
Purchase of corporate assets	(263)	(257)
Restricted cash	854	1,193
Investment in collegiate housing properties	(4,521)	(2,884)
Proceeds from sale of collegiate housing properties	54,107	—
Advances under notes receivable	—	(1,717)
Collections on notes receivable	1,667	—
Earnest money deposits	(735)	(200)
Investment in assets under development	(64,975)	(43,781)
Distributions from unconsolidated entities	121	—
Investments in unconsolidated entities	—	(53)
Net cash used in investing activities	(38,102)	(47,699)

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
Financing activities:
Payment of mortgage loans	(98,384)	(33,986)
Borrowings under construction loans	12,444	15,544
Debt issuance costs	(55)	(39)
Debt extinguishment costs	(10,290)	—
Borrowings on line of credit	—	48,000
Proceeds from issuance of common stock	286,611	10,569
Payment of offering costs	(307)	(29)
Purchase and return of equity to noncontrolling interests	(7,025)	—
Contributions from noncontrolling interests	3,571	1,693
Dividends and distributions paid to common and restricted stockholders	(23,392)	(17,299)
Dividends and distributions paid to noncontrolling interests	(200)	(115)
Repurchases of common stock for payments of restricted stock tax withholding	(315)	(213)
Net cash provided by financing activities	162,658	24,125
Net increase in cash and cash equivalents	162,106	5,255
Cash and cash equivalents, beginning of period	33,742	18,385
Cash and cash equivalents, end of period	$195,848	$23,640

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$2,285	$3,287
Income taxes paid	$3	$—

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$938	$960
Capital expenditures in accounts payable and accrued expenses related to developments	$25,059	$24,939

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Collegiate housing properties, net	$1,744,189	$1,774,796
Assets under development	185,328	117,384
Cash and cash equivalents	195,848	33,742
Restricted cash	8,930	9,784
Other assets	63,005	66,125
Total assets	$2,197,300	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$118,266	$204,511
Unsecured revolving credit facility	—	—
Unsecured term loans, net of unamortized deferred financing costs	186,581	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,743	247,678
Accounts payable and accrued expenses	93,459	85,670
Deferred revenue	19,795	19,024
Total liabilities	665,844	743,401

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	8,114	8,312

Redeemable noncontrolling interests	2,562	5,248

Partners' capital:
General partner - 6,920 units outstanding as of March 31, 2016 and December 31, 2015, respectively	184	184
Limited partners - 65,004,742 and 56,872,083 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,520,241	1,241,990
Accumulated other comprehensive loss	(8,921)	(5,475)
Total partners' capital	1,511,504	1,236,699
Noncontrolling interests	9,276	8,171
Total partners' capital	1,520,780	1,244,870
Total liabilities and partners' capital	$2,197,300	$2,001,831

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Collegiate housing leasing revenue	$70,183	$60,383
Third-party development consulting services	483	597
Third-party management services	894	1,053
Operating expense reimbursements	1,819	2,096
Total revenues	73,379	64,129
Operating expenses:
Collegiate housing leasing operations	24,889	24,140
Development and management services	2,521	2,702
General and administrative	3,109	2,639
Depreciation and amortization	17,516	15,866
Ground lease expense	3,309	2,848
Reimbursable operating expenses	1,819	2,096
Total operating expenses	53,163	50,291

Operating income	20,216	13,838

Nonoperating (income) expenses:
Interest expense	4,663	5,941
Amortization of deferred financing costs	480	516
Interest income	(74)	(38)
Loss on extinguishment of debt	9,920	—
Total nonoperating expenses	14,989	6,419
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	5,227	7,419
Equity in losses of unconsolidated entities	(244)	(194)
Income before income taxes and gain on sale of collegiate housing properties	4,983	7,225
Income tax expense	51	78
Income before gain on sale of collegiate housing properties	4,932	7,147
Gain on sale of collegiate housing properties	11,873	—
Net income	16,805	7,147
Less: Net income attributable to the noncontrolling interests	78	166
Net income attributable to Education Realty Operating Partnership	$16,727	$6,981

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
Comprehensive income:
Net income	$16,805	$7,147
Other comprehensive income:
Loss on cash flow hedging derivatives	(3,446)	(2,439)
Comprehensive income	13,359	4,708
Less: Comprehensive income attributable to the noncontrolling interests	78	166
Comprehensive income attributable to unitholders	$13,281	$4,542

Earnings per unit information:
Net income attributable to unitholders – basic and diluted	$0.27	$0.14

Weighted average units outstanding:
Weighted average units outstanding – basic	62,894	48,432
Weighted average units outstanding – diluted	62,963	48,501

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	327,605	11,500	—	—	11,500
Amortization of restricted stock and long-term incentive plan awards	—	—	3,616	355	—	—	355
Distributions	—	(2)	—	(17,297)	—	—	(17,299)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	44	—	—	44
Comprehensive income (loss)	—	1	—	6,940	(2,439)	(22)	4,480
Balance, March 31, 2015	6,920	$190	48,323,728	$994,605	$(6,904)	$4,674	$992,565

Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	8,130,670	287,045	—	—	287,045
Amortization of restricted stock and long-term incentive plan awards	—	—	1,989	357	—	—	357
Distributions	—	(3)	—	(23,389)	—	—	(23,392)
Contributions from noncontrolling interests	—	—	—	—	—	3,571	3,571
Purchase of noncontrolling interests	—	—	—	(1,706)	—	(2,409)	(4,115)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(722)	—	—	(722)
Comprehensive income (loss)	—	3	—	16,666	(3,446)	(57)	13,166
Balance, March 31, 2016	6,920	$184	65,004,742	$1,520,241	$(8,921)	$9,276	$1,520,780

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$16,805	$7,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,516	15,866
Loss on disposal of assets	7	—
Gain on sale of collegiate housing properties	(11,873)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,187	1,201
Loss on extinguishment of debt	9,920	—
Amortization of deferred financing costs	480	516
Amortization of unamortized debt premiums	(49)	(207)
Distributions of earnings from unconsolidated entities	—	44
Noncash compensation expense related to stock-based incentive awards	827	671
Equity in losses of unconsolidated entities	244	194
Change in operating assets and liabilities (net of acquisitions)	2,486	3,397
Net cash provided by operating activities	37,550	28,829

Investing activities:
Property acquisitions	(24,357)	—
Purchase of corporate assets	(263)	(257)
Restricted cash	854	1,193
Investment in collegiate housing properties	(4,521)	(2,884)
Proceeds from sale of collegiate housing properties	54,107	—
Advances under notes receivable	—	(1,717)
Collections on notes receivable	1,667	—
Earnest money deposits	(735)	(200)
Investment in assets under development	(64,975)	(43,781)
Distributions from unconsolidated entities	121	—
Investments in unconsolidated entities	—	(53)
Net cash used in investing activities	(38,102)	(47,699)

Financing activities:
Payment of mortgage loans	(98,384)	(33,986)
Borrowings under construction loans	12,444	15,544
Debt issuance costs	(55)	(39)
Debt extinguishment costs	(10,290)	—
Borrowings on line of credit	—	48,000
Proceeds from issuance of common units in exchange for contributions	286,611	10,569
Payment of offering costs	(307)	(29)
Purchase and return of equity to noncontrolling interests	(7,025)	—
Contributions from noncontrolling interests	3,571	1,693

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
Distributions paid on unvested restricted stock and long-term incentive plan awards	(69)	(8)
Distributions paid to unitholders	(23,323)	(17,291)
Distributions paid to noncontrolling interests	(200)	(115)
Repurchases of units for payments of restricted stock tax withholding	(315)	(213)
Net cash provided by financing activities	162,658	24,125
Net increase in cash and cash equivalents	162,106	5,255
Cash and cash equivalents, beginning of period	33,742	18,385
Cash and cash equivalents, end of period	$195,848	$23,640

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$2,285	$3,287
Income taxes paid	$3	$—

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$938	$960
Capital expenditures in accounts payable and accrued expenses related to developments	$25,059	$24,939

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of March 31, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

The Trust also provides real estate facility management, development and other advisory services through one of our taxable REIT subsidiaries ("TRS"), EDR Management Inc. (our “Management Company”), a Delaware corporation performing collegiate housing management activities. EDR Development LLC (our “Development Company”), a Delaware limited liability company and wholly owned subsidiary of the Management Company providing development consulting services for third-party collegiate housing communities, is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

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

Principles of consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) ("ASU 2015-02"), which amends the consolidation requirements in ASC 810, Consolidation, and makes changes to both the variable interest model and the voting model of consolidation. Under ASU 2015-02, companies will need to reevaluate whether an entity meets the criteria to be considered a variable interest entity (“VIE”) or whether the consolidation of an entity should be assessed under the voting model. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, and eliminates the presumption in the previous voting model that a general partner should consolidate a limited partnership or similar entity unless the presumption can be overcome. ASU 2015-02 was effective for the Trust and the Operating Partnership as of January 1, 2016. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated.

The Trust accounts for interests in partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the amended guidance. The Trust first evaluates whether each entity is a VIE. Under the VIE model, the Trust consolidates an entity when it has control to direct the activities of the VIE and where it is determined to be the primary beneficiary. Under the voting interest model, the Trust consolidates an entity when it controls the entity through the ownership of a majority voting interest.

Upon adoption, the Operating Partnership and certain properties that have noncontrolling interests (see Note 8) became VIEs as the limited partners of these entities lack substantive kick-out rights and substantive participating rights. The Trust continues to consolidate these entities as the primary beneficiary because it directs the activities that most significantly impact the economic performance of the VIEs and has an obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the VIEs. EdR has the power and economic exposure through the rights held by OP GP as it relates to the Operating Partnership, while EROP has power and economic exposure through its role as the property manager and equity interest holder of certain properties with noncontrolling interests (see Note 8).

All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. See the assets and liabilities of the Operating Partnership in the accompanying condensed consolidated financial statements.

Interim financial information

The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust's financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust's consolidated financial statements and related notes included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016.

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

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 5), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. As of March 31, 2016 and December 31, 2015, the outstanding balance was $0.5 million for both periods. The loan is secured by CPA's interest in the joint venture.

On March 20, 2015, the Trust provided a $1.7 million promissory loan to Concord Eastridge, Inc, the Trust's partner in the joint venture at Roosevelt Point, at an interest rate equal to 2% plus London InterBank Offered Rate ("LIBOR") per annum compounded monthly and a maturity date of March 1, 2017. The loan was secured by Concord Eastridge's interest in the joint venture. As of December 31, 2015, $1.7 million was outstanding. In February 2016, the Trust acquired Concord Eastridge, Inc.'s remaining partnership interest for $4.9 million in cash. The outstanding promissory loan was repaid in full at closing.

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

The Trust capitalizes interest based on the weighted average interest costs of total debt, and internal development costs while developments are ongoing, as assets under development. When the property opens, these costs, along with other direct costs of the development, are transferred into the applicable asset category and depreciation commences.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three months ended March 31, 2016 and 2015, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property disposition during the three months ended March 31, 2016 did not qualify for treatment as discontinued operations and, as a result, the operations of the property are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income.

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

In the accompanying condensed consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners and the redeemable interests in consolidated joint ventures and units of limited partnership in University Towers Operating Partnership, LP are classified as redeemable noncontrolling interests. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the price per share of EdR's common stock at the end of each respective reporting period.

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

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program ("ATM Program") authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold approximately 1.3 million shares under these distribution agreements during the three months ended March 31, 2016 and received net proceeds of approximately $51.1 million. The Trust sold 0.3 million shares under these distribution agreements during the three months ended March 31, 2015 and received net proceeds of $10.5 million.

On January 15, 2016, the Trust completed a follow-on equity offering of approximately 6.3 million shares of EdR common stock. The Trust received approximately $215.1 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses payable by the Trust. Of the total net proceeds, approximately $108.5 million was used to pay off $98.2 million of fixed rate mortgage debt bearing an average effective interest rate of 5.4% and $10.3 million of prepayment penalties associated with the early extinguishment of debt.

On March 24, 2016, we issued approximately 0.5 million shares of our common stock for a total of approximately $20.0 million pursuant to the direct stock purchase component of the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

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

The Trust had no unrecognized tax benefits as of March 31, 2016 and December 31, 2015. The Trust and its subsidiaries file federal and state income tax returns. As of March 31, 2016, open tax years generally included tax years for 2013, 2014 and 2015. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the three months ended March 31, 2016 and 2015, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the carrying value of the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through March 31, 2016. The carrying value of goodwill was $3.1 million as of March 31, 2016 and December 31, 2015, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.3 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively.

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

Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Trust is currently evaluating the impact of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after
December 15, 2018, and interim periods within those years. The Trust is currently evaluating the impact of this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08 that is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The effective dates of these amendments are the same as ASU 2014-09. The Trust is currently evaluating the provisions of this guidance.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2016 Acquisition

On March 31, 2016, the Trust completed the acquisition of the Lokal with 79 units consisting of 194 beds serving Colorado State University in Fort Collins, Colorado for a contract price of $24.6 million. The acquisition was funded from proceeds of the sale of 605 West (see Note 4) and from the follow-on equity offering completed in January 2016 (see Note 2). Acquisition costs of $0.1 million were incurred related to this transaction and are included in general and administrative expenses in the accompanying condensed statements of income and comprehensive income for the three months ended March 31, 2016.

Due to the timing of the completion of the acquisition, work is still ongoing to determine the fair values of the assets acquired and liabilities assumed as of the acquisition date. Below is the preliminary allocation of the purchase price as of the date of the acquisition (in thousands):

Collegiate housing property	$24,350
In-place leases	152
Other assets	3
Current liabilities	(148)
Total net assets acquired	$24,357

The $0.2 million difference between the contracted price of $24.6 million and the net assets set forth in the table above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

The unaudited pro forma information had the acquisition date been January 1, 2016 is as follows (in thousands, except per share and per unit amounts):

Three months ended
March 31, 2016
Total revenue (1)	$73,881
Net income attributable to the Trust (1)	$16,922
Net income attributable to common shareholders - basic and diluted	$0.27

Net income attributable to EROP (1)	$16,982
Net income attributable to unitholders - basic and diluted	$0.27
(1) As the Lokal first opened for the 2015/2016 lease year, supplemental pro forma revenue and net income information is not available for the period January 1, 2015 - March 31, 2015.

During the three months ended March 31, 2016, the Trust also entered into binding agreements to acquire the following collegiate housing communities located in Fort Collins, Colorado serving Colorado State University for total consideration of $24.0 million:

•	Pura Vida Place, which has 52 units consisting of 100 beds; and

•	Carriage House, which has 54 units consisting of 94 beds.

2015 Acquisitions

During the year ended December 31, 2015, the Trust completed the following two collegiate housing property acquisitions:

		Acquisition			Contract Price
Name	Primary University Served	Date	# of Beds	# of Units	(in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	Sept 2015	317	84	$48,800

Below is the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	The Commons on Bridge	The Province at Boulder	Total
Collegiate housing properties	$9,624	$48,522	$58,146
In-place leases	76	278	354
Other assets	5	85	90
Current liabilities	(338)	(376)	(714)
Total net assets acquired	$9,367	$48,509	$57,876

The $0.6 million difference between contracted price of $58.5 million and the net assets set forth in the table above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In conjunction with the acquisition of the The Province at Boulder, the Trust entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allows us to defer for tax purposes gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediary is the legal owner of the property; however, the Trust controls the activities that most significantly impact the property and retains all of the economic benefits and risks associated with the property. Therefore, at the date of the acquisition, it was determined that the Trust was the primary beneficiary of this VIE and consolidated the property and its operations as of the respective acquisition date. As of December 31, 2015, this VIE had total assets of $48.6 million and liabilities of $0.3 million.

The reverse Section 1031 like-kind exchange was completed during March 2016 in connection with the sale of 605 West (see Note 4). As of March 31, 2016, the exchange agreements were terminated and the Trust is now the legal owner of The Province at Boulder.

The unaudited pro forma information had the acquisition date for the 2015 acquisitions been January 1, 2014 is as follows (in thousands, except per share and per unit amounts):

Three months ended March 31, 2015
Total revenue	$65,295
Net income attributable to the Trust	$7,366
Net income attributable to common shareholders - basic and diluted	$0.15

Net income attributable to EROP	$7,408
Net income attributable to unitholders - basic and diluted	$0.15

Development of collegiate housing properties

During 2015, the Trust developed the following communities which opened during the 2015/2016 lease year. The costs incurred to date for our owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2015 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2015	Internal Development Costs Capitalized	Interest Costs Capitalized
				Three months ended March 31, 2015
Woodland Glen III, IV & V	University of Kentucky	1,610	$103,458	$90	$799
The Oaks on the Square - Phase IV	University of Connecticut	391	44,325	47	163
The Retreat at Louisville	University of Louisville	656	43,935	57	160
Total - owned communities		2,657	191,718	194	1,122
Georgia Heights (1)	University of Georgia	292	51,639	49	106
Total joint ventures		292	51,639	49	106
Total		2,949	$243,357	$243	$1,228
(1) The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community. The Trust does not consolidate the joint venture and its investment in the community of $10.3 million and $10.4 million as of March 31, 2016 and December 31, 2015, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

The following represents a summary of active developments as of March 31, 2016, including internal development costs and interest costs capitalized (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of March 31, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized
				Three months ended March 31, 2016
Limestone Park I & II	University of Kentucky	1,141	$71,663	$83	$633
Retreat at Oxford - Phase II	University of Mississippi	350	21,874	21	195
University Flats	University of Kentucky	771	17,501	60	117
Lewis Hall	University of Kentucky	346	2,297	71	2
Boise State University	Boise State University	656	1,675	52	9
Retreat at Blacksburg - Phase I & II	Virginia Polytechnic Institute and State University	829	42,438	32	208
SkyVue	Michigan State University	824	21,678	85	132
The Local: Downtown	Texas State University	304	6,202	74	83
Total active projects under development		5,221	$185,328	$478	$1,379

As of March 31, 2016, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $252.0 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the three months ended March 31, 2016, the 605 West collegiate housing community located in Durham, North Carolina was sold for a gross sales price of approximately $54.6 million. The Trust received net proceeds of approximately $54.1 million after deducting the closing costs and recognized a $11.9 million gain on this disposition. Previous to the sale, the Trust acquired the joint venture partner's interest for $2.1 million. The net income attributable to this property is included in the continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

5. Investments in unconsolidated entities

As of March 31, 2016 and December 31, 2015, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

•	a 50% interest in 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall at the University of Minnesota;

•	a 50% interest in West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights at the University of Georgia;

•	a 25% interest in University Village-Greensboro LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as University Village - Greensboro; and

•	a 14% interest in Elauwit Networks, a South Carolina limited liability company, which is a student housing technology services provider.

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of the results of operations related to the unconsolidated joint ventures for the three months ended March 31, 2016 and 2015 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the three months ended March 31,	2016	2015
Revenues	$7,415	$8,517
Net income (loss)	$14	$(661)
Equity in losses of unconsolidated entities	$(244)	$(194)

As of March 31, 2016 and December 31, 2015, the Trust had $27.4 million and $28.1 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, liabilities are recorded totaling $1.8 million and $2.0 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

6. Debt

Revolving credit facility

On November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”). The Fifth Amended Revolver amended and restated that certain Fourth Amended and Restated Credit Agreement (the "Fourth Amended Revolver"). The Fifth Amended Revolver has a maximum availability of $500.0 million and an accordion feature to $1.0 billion, which may be exercised during the first four years subject to satisfaction of certain conditions. The Fifth Amended Revolver is scheduled to mature on November 19, 2018 with a one-year extension option, provided that certain conditions are met.
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage. As of March 31, 2016, the interest rate applicable to the Fifth Amended Revolver was 1.68%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or
0.25% of the unused balance, based on outstanding commitments. As of March 31, 2016, there was no outstanding balance under the Fifth Amended Revolver, thus, our remaining availability was $500.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of March 31, 2016, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At March 31, 2016 and December 31, 2015, the outstanding balance under the Term Loans was $186.6 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.9 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of March 31, 2016, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of March 31, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At March 31, 2016 and December 31, 2015, the outstanding balance for both periods under the Unsecured Senior Notes was $247.7 million, which is presented net of unamortized deferred financing costs of $2.3 million in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2016, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of March 31, 2016 and December 31, 2015, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at
Property	March 31, 2016	December 31, 2015	Interest Rate at March 31, 2016		Interest Rate Type	Initial Maturity Date
Master Secured Credit Facility	$—	$75,858	n/a

The Centre at Overton Park	—	22,351	n/a
University Towers	33,475	33,650	2.54%		Variable	7/1/2016
Mortgage Debt	33,475	56,001	2.54%	(1)

The Retreat at Louisville	35,672	35,672	2.49%		Variable	8/1/2017
The Oaks on the Square - Phase IV	27,744	27,553	2.44%		Variable	10/20/2017
The Retreat at Blacksburg - Phase I	22,633	10,380	2.49%		Variable	2/4/2019
Construction Loans	86,049	73,605	2.47%	(1)

Total mortgage and construction debt / weighted average rate	119,524	205,464	2.49%	(1)
Unamortized premium and deferred financing costs	(1,258)	(953)
Total net of unamortized premium and deferred financing costs	118,266	204,511
Less current portion	(33,475)	(35,446)
Total mortgage and construction debt, net of current portion	$84,791	$169,065
(1) Represents the weighted average interest rate as of March 31, 2016.

Master Secured Credit Facility

The Operating Partnership had a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contained cross-default provisions; all properties securing the notes were cross-collateralized.

In January 2016, the Operating Partnership prepaid in full the two remaining ten-year notes under the Master Secured Credit Facility with proceeds from the January 2016 follow-on equity offering (see Note 2). One of the prepaid notes had a principal balance of $21.3 million, was set to mature on January 1, 2020 and had a fixed interest rate of 5.67%. The second prepaid note had a principal balance of $54.5 million, was set to mature on January 1, 2019 and had a fixed interest rate of 6.02%. The Operating Partnership incurred a prepayment penalty of $9.3 million in connection with the prepayments. Concurrent with the repayment, the Master Secured Credit Facility was terminated and all encumbered properties were released as collateral.

Mortgage debt and construction loans

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

All mortgage and construction loans contain customary financial covenants, such as minimum debt service ratios. As of March 31, 2016, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Balance, beginning of period	$204,511	$248,128
Additions to principal	12,444	65,491
Repayments of principal	(98,384)	(108,179)
Amortization of debt premium	(49)	(843)
Write-off of debt premium related to debt pay off	(523)	(70)
(Increase) decrease in deferred financing costs, net	267	(16)
Balance, end of period	$118,266	$204,511

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of March 31, 2016 are as follows (in thousands):

Year
2016 (nine months ending December 31, 2016)	$33,475
2017	63,416
2018	—
2019	87,633
2020	—
2021	122,500
Thereafter	250,000
Total	557,024
Unamortized deferred financing costs	(4,434)
Outstanding as of March 31, 2016, net of unamortized deferred financing costs	$552,590

7. Commitments and contingencies

For its third-party development projects, the Trust commonly provides alternate housing and project cost guarantees, subject to certain conditions. Alternate housing guarantees generally require the university to provide on-campus housing or the Trust to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon date. Under project cost guarantees, the Trust is responsible for the construction costs of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds.

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		March 31, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,206	n/a	$5,802	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	56,489	8,767	28,245	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,385	7,230	17,193	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2016, $34.0 million had been drawn on the construction loan, of which $6.3 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s condensed consolidated financial condition or results of operations.

We are not currently a party to, nor are any of our communities the subject of material pending legal proceedings. In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of March 31, 2016 and December 31, 2015, the Trust had reimbursable predevelopment costs of $2.2 million and $1.9 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

As described in Notes 3 and 14, the Trust has entered into binding agreements to acquire interests in four collegiate housing communities for an aggregate cash consideration of $258.0 million, which are expected to close at various times in 2016 and 2017, subject to customary closing conditions.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of March 31, 2016, EROP had entered into four joint venture agreements to develop, own and manage the following collegiate housing communities: The Retreat at Louisville near The University of Louisville, The Retreat at Blacksburg near Virginia Polytechnic Institute and State University, The Local: Downtown near Texas State University and SkyVue near Michigan State University. All of these joint ventures are VIEs that met the criteria for consolidation (see Note 2).

EROP's joint venture partner's investments in The Retreat at Louisville, The Retreat at Blacksburg, The Local: Downtown and SkyVue joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income.

As of December 31, 2015, EROP's joint venture partner's investment in 605 West met the requirements to be classified outside of permanent equity, and was therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income due to the partner's ability to put their ownership interests to EROP as stipulated in the operating agreements. On March 11, 2016, EROP acquired the joint venture partner's interest and sold this property for a gross sales price of $54.6 million (see Note 4).

At December 31, 2015, EROP held a 95% ownership interest in the Roosevelt Point collegiate housing property serving Arizona State University: Downtown Phoenix Campus. In February 2016, EROP purchased the remaining 5% ownership interest in Roosevelt Point.

EROP also has a 72.7% investment in University Towers Operating Partnership, LP. This entity is considered a VIE that met the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of March 31, 2016, there were 69,086 University Towers Operating Partnership Units outstanding.

The following table sets forth activity with the redeemable noncontrolling interests for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$5,248	$4,431
Net income	135	189
Contributions from redeemable noncontrolling interests	—	26
Adjustments to report redeemable noncontrolling interests at fair value	140	147
Purchase and return of equity to noncontrolling partner's interest	(2,910)	—
Distributions	(51)	(22)
Ending balance	$2,562	$4,771

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2016 and December 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Redeemable Limited Partner Units: The OP Units that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder is classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2016 and December 31, 2015, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost.

During the three months ended March 31, 2016 and 2015, 25,000 OP Units were redeemed in each period for 25,000 shares of the Trust's common stock. As of March 31, 2016 and December 31, 2015, there were 199,308 and 224,308 OP Units outstanding.

Below is a table summarizing the activity of redeemable limited partners' unit for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$8,312	$10,081
Net income	58	40
Distributions	(149)	(93)
Reclassification of vested LTIP Units to redeemable limited partner	244	—
Conversion of redeemable limited partner units into common stock	(938)	(960)
Adjustments to report redeemable limited partner units at fair value	587	(191)
Ending balance	$8,114	$8,877

The Trust

The Trust accounts for the joint ventures noted above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at The Retreat at Louisville, The Retreat at Blacksburg, The Local: Downtown and SkyVue as discussed above, which are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets. The Trust's equity interest in the joint venture property at Roosevelt Point is presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets at December 31, 2015.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying condensed consolidated balance sheets of EROP; and (2) the University Towers Operating Partnership Units which are presented as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2016 and December 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan authorizes the grant of the 105,000 shares that remained available for grant under the previous plan, as well as 1,049,167 additional shares. As of March 31, 2016, the Trust had 520,612 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. As of March 31, 2016 and December 31, 2015, unearned compensation related to restricted stock totaled $0.2 million for each period and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2016 and 2015, compensation expense of $0.1 million for each period was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. As of March 31, 2016 and December 31, 2015, unearned compensation related to RSUs totaled $0.4 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the three months ended March 31, 2016 and 2015, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2016, 10,776 fully-vested shares of common stock were issued pursuant to the vesting of RSUs granted in 2013.

The Trust's 2015 Long-Term Incentive Plan ("2015 LTIP"), adopted in February 2015, and 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in February 2016, provide that 25% of a participant’s award consists of a time-vested grant of LTIP Units in the Operating Partnership subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock, the time-vested 2015 and 2016 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of the Trust's stock on the grant date. The time-vested 2015 and 2016 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are non-transferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2015 and 2016 LTIP Units. The vesting of performance-based 2015 and 2016 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions will be assessed quarterly. The performance-based 2015 and 2016 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the operating agreement of the Operating Partnership, but are non-transferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2015 and 2016 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2015 and 2016 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption into shares of EdR’s stock or cash, at the discretion of the general partner, in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statement of income and comprehensive income related to the LTIP Units was $0.5 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, unearned compensation related to LTIP Units totaled $5.2 million and $2.1 million, respectively, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 was $0.7 million and $0.6 million, respectively.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2016 and 2015 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014	46,810	(1)	$27.94	146,911	$20.58	—	$—
Granted	—		—	—	—	155,778	18.83
Vested	(17,774)		37.04	—	—	—	—
Surrendered	(3,467)		36.59	—	—	—	—
Outstanding as of March 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,778	$18.83

Outstanding as of December 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,774	$18.83
Granted	—		—	—	—	131,745	26.20
Vested	(10,199)		31.92	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,508)		31.92	(43,596)	22.95	—	—
Outstanding as of March 31, 2016	7,862	(1)	$26.46	92,539	$19.20	280,452	$22.29
(1) Represents unvested shares of restricted stock awards as of the date indicated.

10. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2016, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $2.9 million is estimated to be reclassified to earnings as an increase to interest expense. As of March 31, 2016 and December 31, 2015, the fair value of the derivatives is a liability of $8.9 million and $5.5 million, respectively, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2016	Interest rate contracts	$(4,229)	Interest expense	$(782)
2015	Interest rate contracts	$(3,330)	Interest expense	$892

The above contracts are subject to enforceable master netting arrangements that provide a right of offset with each counterparty; however, no offsetting positions exist due to certain duplicate terms across all contracts. Therefore, the derivatives are not subject to offset in the accompanying condensed consolidated balance sheets.

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

As of March 31, 2016 and December 31, 2015, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $9.4 million and $5.8 million, respectively. As of March 31, 2016, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $9.4 million.

11. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2016		2015
Numerator - basic and diluted earnings per share:
Net income attributable to common shareholders	$16,669		$6,941

Denominator:
Basic weighted average shares of common stock outstanding	62,677		48,179
OP Units	217	(1)	253	(1)
University Towers Operating Partnership Units	69		69
Diluted weighted average shares of common stock outstanding	62,963		48,501

Earnings per share - basic:
Net income attributable to common shareholders	$0.27		$0.14

Earnings per share - diluted:
Net income attributable to common shareholders	$0.26		$0.14

Distributions declared per common share	$0.37		$0.36

(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per unit data):

	Three Months Ended March 31,
	2016	2015
Numerator - basic and diluted earnings per unit:
Net income attributable to unitholders	$16,727	$6,981

Denominator:
Weighted average units outstanding	62,429	48,080
Redeemable Operating Partnership units	217	253
LTIP units	248	99
Weighted average units outstanding - basic	62,894	48,432

Redeemable University Towers Operating Partnership Units	69	69
Weighted average units outstanding - diluted	62,963	48,501

Earnings per unit - basic and diluted:
Net income attributable to unitholders	$0.27	$0.14

Distributions declared per unit	$0.37	$0.36

12. Fair Value of Financial Instruments

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined in ASC 820, Fair Value Measurements and Disclosures ("ASC 820") as follows:

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of March 31, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
March 31, 2016:
Derivative financial instruments (liability position)	$8,921	$—	$8,921	$—
Deferred compensation plan assets	376	376	—	—

December 31, 2015:
Derivative financial instruments (liability position)	$5,475	$—	$5,475	$—
Deferred compensation plan assets	318	318	—	—

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$440	$—
Senior unsecured notes	250,000	—	248,322	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	119,524	—	119,524	—

	December 31, 2015
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$2,167	$—	$2,104	$—
Senior unsecured notes	250,000	—	246,793	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,255	—	107,255	—
Fixed rate mortgage loans	98,209	—	110,851	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

13. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), (gains) losses on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The following table represents the Trust’s segment information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$70,183	$60,383
Collegiate housing leasing operations	24,889	24,140
Net operating income	$45,294	$36,243
Total segment assets at end of period (1)	$1,959,749	$1,773,965

Development Consulting Services:
Third-party development consulting services	$483	$597
General and administrative (3)	686	742
Net operating loss	$(203)	$(145)
Total segment assets at end of period(2)	$4,671	$4,214

Management Services:
Third-party management services	$894	$1,053
General and administrative (3)	574	784
Net operating income	$320	$269
Total segment assets at end of period(2)	$11,607	$10,732

Reconciliations:
Segment revenue	$71,560	$62,033
Operating expense reimbursements	1,819	2,096
Total segment revenues	$73,379	$64,129

Segment operating expenses	$26,149	$25,666
Reimbursable operating expenses	1,819	2,096
Total segment operating expenses	$27,968	$27,762

Segment net operating income	$45,411	$36,367
Other unallocated general and administrative expenses (4)	(4,370)	(3,815)
Depreciation and amortization	(17,516)	(15,866)
Ground lease	(3,309)	(2,848)
Nonoperating income (expenses)	(14,989)	(6,419)
Equity in losses of unconsolidated entities	(244)	(194)
Income before income taxes and gain on sale of collegiate housing properties	$4,983	$7,225
(1) The increase in segment assets related to the collegiate housing segment during the three months ended March 31, 2016 as compared to the same period in 2015 is primarily related to the opening of five new communities, three property acquisitions and continued development of nine communities for ownership by the Trust offset by the sale of two collegiate housing communities.
(2) Total segment assets also include goodwill of $2,149 related to management services and $921 related to development consulting services.
(3) General and administrative expenses for the development consulting services and management services segments represent those expenses that are directly attributable to these segments and also include an allocation of corporate general and administrative expenses based on the extent of effort or resources expended.
(4) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

14. Subsequent events

On April 15, 2016, the Board declared a first quarter distribution of $0.37 per share of common stock and OP Unit for the quarter ended March 31, 2016. The distributions will be paid on May 13, 2016 to stockholders and unitholders of record at the close of business on April 29, 2016.

During April 2016, the Trust entered into binding agreements to acquire interests in and provide financing for the following collegiate housing communities for aggregate cash consideration of approximately $234.0 million:

•	The Hub at Madison, which has 341 units consisting of 946 beds serving the University of Wisconsin in Madison, Wisconsin; and

•	The Hub at Tucson II, which is currently under development and will have 104 units consisting of 311 beds serving the University of Arizona in Tucson, Arizona.

In April 2016, the Trust entered into contracts to sell two properties.

Each of the acquisitions and dispositions described above is subject to certain customary closing conditions.

During April 2016, EROP also entered into a joint venture agreement to develop a 475 bed, $47.2 million property at Oklahoma State University. EROP will be a 70% owner of this property. Construction is under way for a targeted summer 2017 delivery.

During April 2016, the Trust sold 1.0 million shares under the 2014 ATM program for net proceeds of $42.4 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as risks, uncertainties and other factors discussed in this Report and other documents filed by us with the Securities Exchange Commission ("SEC"). Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Collegiate housing leasing

Collegiate housing leasing revenue represented 98.1% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the three months ended March 31, 2016.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In the 2015-2016 leasing cycle and the 2014-2015 cycle, approximately 74.3% and 72.2%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the three months ended March 31, 2016, revenue from our development consulting services represented 0.7% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2016, revenue from our management services segment represented 1.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

We define our same-community portfolio as properties that were owned and operating for the full years ended as of December 31, 2016 and 2015 and are not conducting substantial development or redevelopment activities and were not classified as discontinued operations or sold during the respective periods. We sold one property during the three months ended March 31, 2016. We also sold one property during the year ended December 31, 2015. These two properties are excluded from same-community results for the three months ended March 31, 2016 and 2015, respectively (see Note 4 to the accompanying condensed consolidated financial statements).

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and combined, overall revenue growth. For the three months ended March 31, 2016, same-community revenue per occupied bed increased to $791 and same-community physical occupancy increased to 96.6%, compared to same-community revenue per occupied bed of $764 and same-community physical occupancy of 96.3% for the three months ended March 31, 2015. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2015-2016 lease term with a 3.8% increase in rental revenue. Opening occupancy was up 40 basis points to 97.0% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2015-2016 lease term with an average occupancy of 95.5%.

Development consulting services

Third-party development consulting services

For the three months ended March 31, 2016 and 2015, third-party development revenue was $0.5 million and $0.6 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these historical levels. We recently delivered a third-party development project at Clarion University of Pennsylvania. We are currently providing third-party development services with a project under construction at the University of California, Berkeley, for the Bowles Hall Foundation. Construction is scheduled to begin on another third-party development at East Stroudsburg University - Pennsylvania Phase II in the spring of 2016. We were recently awarded third-party developments at Texas A&M - Commerce, Shepherd University and Southeastern Louisiana University with delivery currently targeted for the summer of 2017.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have 14 ONE PlanSM projects representing 19 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 4,592 beds for $264.4 million of development costs in the first three phases at UK. Construction on the 2016 and 2017 deliveries is on-track to deliver 2,258 beds for a total cost of $184.8 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2014 and 2013, same-community operating expenses increased 2.6% and 4.2%, respectively. In 2015, same-community operating expenses increased approximately 5.0%. This increase was mainly driven by higher real estate taxes. We expect full year same-community operating expenses to increase between 2.5-3.5% going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

General and administrative expenses include costs such as payroll, home office rent, training, professional and legal fees and other public company costs. Costs directly associated with the management of our owned portfolio along with allocated corporate general and administrative expenses based on the extent of effort or resources expensed are presented in collegiate housing leasing operations on the accompanying condensed consolidated statements of income and comprehensive income.

Costs directly associated with our management and development services along with allocated corporate general and administrative expenses based the extent of effort or resources expended are presented in development and management services in the accompanying condensed consolidated statements of income and comprehensive income.

Unallocated general and administrative costs for the three months ended March 31, 2016 and 2015 were $2.6 million (excluding development pursuit costs and acquisition costs of $0.5 million) and $2.5 million (excluding development pursuit costs and acquisition costs of $0.2 million), respectively, an increase of $0.1 million, or 4.5%. This increase over the prior year is consistent with the overall increase in our expenses across our portfolio and indicative of general inflationary pressures.

Asset repositioning and capital recycling

Since 2009, we have acquired $902.6 million of collegiate housing communities, completed $674.3 million of developments and disposed of $444.9 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.10 miles and increased our average rental rate to $728. Currently, 77% of our beds and 84% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the three months ended March 31, 2016, we completed the acquisition of the Lokal serving Colorado State University for $24.6 million, resulting in an increase to our portfolio by 194 beds. We also sold the 605 West housing community consisting of 384 beds serving Duke University for a gross sales price of $54.6 million. The Trust received proceeds of $54.1 million after deducting closing costs and recognized a $11.9 million gain on this disposition.

During the three months ended March 31, 2016, the Trust entered into binding agreements for the acquisitions of two collegiate housing properties serving Colorado State University, Pura Vida Place and Carriage House, for combined consideration of approximately $24.0 million. The properties have 106 units consisting of 194 beds. These acquisitions are expected to close in the third quarter of 2016.

During April 2016, the Trust entered into binding agreements to acquire interests in and provide financing for the following collegiate housing communities for aggregate cash consideration of approximately $234.0 million:

•	The Hub at Madison, which has 341 units consisting of 946 beds serving the University of Wisconsin in Madison, Wisconsin, and is expected to close in two phases during the second quarter of 2016; and

•
The Hub at Tucson II development, which will have 104 units consisting of 311 beds serving the University of Arizona in Tucson, Arizona, and is expected to close in two phases: the first in the fall of 2016 once development is complete and the second in the third quarter of 2017.

The Trust also entered into a right of first offer agreement on a future development of a collegiate housing community serving the University of Wisconsin with the sellers of the Hub properties.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following 2016 and 2017 deliveries (dollars in thousands):

Active Projects	Project Type	Bed Count	Total Project Development Cost	EdR's Ownership Percentage	EdR's Share of Development Cost	EdR's Share of Development Cost to be Funded
2016 Deliveries
University of Kentucky - Limestone Park I & II	ONE Plan	1,141	$83,911	100%	$83,911	$16,789
University of Mississippi - The Retreat - Phase II	Wholly Owned	350	26,161	100%	26,161	8,088
Virginia Tech - Retreat at Blacksburg - Phase I & II	Joint Venture	829	64,433	75%	48,325	20,188
Total - 2016 Deliveries		2,320	$174,505		$158,397	$45,065

2017 Deliveries
University of Kentucky - University Flats	ONE Plan	771	$74,038	100%	$74,038	$59,040
Boise State University	ONE Plan	656	39,763	100%	39,763	37,969
University of Kentucky - Lewis Hall	ONE Plan	346	26,935	100%	26,935	25,667
Michigan State University - SkyVue	Joint Venture	824	89,906	90%	80,915	63,999
Texas State University - The Local: Downtown	Joint Venture	304	29,631	80%	23,705	17,714
Oklahoma State University	Joint Venture	475	47,227	70%	33,059	33,059
Total - 2017 Deliveries		3,376	$307,500		$278,415	$237,448

Total Active Projects		5,696	$482,005		$436,812	$282,513

In addition, in February 2016, Cornell University and EdR executed a pre-closing agreement for an approximately 850 bed $80.0 million on-campus housing community targeted for summer 2018 delivery. Pursuant to this agreement, design and site planning are under way and ground breaking and commencement of construction are expected to commence in fall 2016.

In April 2016, Northern Michigan University and EdR executed a pre-closing agreement for an on-campus development of 1,200 beds at estimated development costs of $75.0 million. This project is expected to open in phases starting in 2017 with the final phase opening in 2018.

The Trust also has two properties under contract for sale in the second quarter of 2016.

Each of the planned or pending acquisitions and dispositions described above is subject to certain customary closing conditions. We can provide no assurances that these transactions will be completed on the terms the Trust expects or at all.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations for the three months ended March 31, 2016 and 2015

The following table presents our results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$70,183	$60,383	$9,800	16.2%
Collegiate housing leasing operating expenses	24,889	24,140	749	3.1%
Net operating income	$45,294	$36,243	$9,051	25.0%

Development Consulting Services:
Third-party development consulting services	$483	$597	$(114)	(19.1)%
General and administrative(1)	686	742	(56)	(7.5)%
Net operating loss	$(203)	$(145)	$(58)	40.0%

Management Services:
Third-party management services	$894	$1,053	$(159)	(15.1)%
General and administrative(1)	574	784	(210)	(26.8)%
Net operating income	$320	$269	$51	19.0%

Reconciliations:
Segment revenue	$71,560	$62,033	$9,527	15.4%
Operating expense reimbursements	1,819	2,096	(277)	(13.2)%
Total segment revenues	$73,379	$64,129	$9,250	14.4%

Segment operating expenses	$26,149	$25,666	$483	1.9%
Reimbursable operating expenses	1,819	2,096	(277)	(13.2)%
Total segment operating expenses	$27,968	$27,762	$206	0.7%

Segment net operating income	$45,411	$36,367	$9,044	24.9%
Other unallocated general and administrative expenses(2)	(4,370)	(3,815)	(555)	14.5%
Depreciation and amortization	(17,516)	(15,866)	(1,650)	10.4%
Ground lease	(3,309)	(2,848)	(461)	16.2%
Nonoperating expenses	(14,989)	(6,419)	(8,570)	133.5%
Equity in losses of unconsolidated entities	(244)	(194)	(50)	25.8%
Income before income taxes and gain on sale of collegiate housing properties	$4,983	$7,225	$(2,242)	(31.0)%

(1) General and administrative expenses for the development consulting services and management services segments represent those expenses that are directly attributable to these segments and also include an allocation of corporate general and administrative expenses based on the extent of effort or resources expended.
(2) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2016	2015
Total communities:
Occupancy
Physical(1)	95.5%	95.8%	(30	) bps
Economic(2)	97.1%	96.8%	30	bps
NarPOB(3)	$757	$716	$41
Other income per occupied bed(4)	$46	$44	$2
RevPOB(5)	$803	$760	$43
Operating expense per bed(6)	$272	$291	$19
Operating margin(7)	64.5%	60.0%	450	bps
Design Beds(8)	91,394	82,908	8,486

Same-communities(9):
Occupancy
Physical(1)	96.6%	96.3%	30	bps
Economic(2)	98.4%	97.7%	70	bps
NarPOB(3)	$743	$719	$24
Other income per occupied bed(4)	$48	$45	$3
RevPOB(5)	$791	$764	$27
Operating expense per bed(6)	$279	$288	$9
Operating margin(7)	63.5%	60.9%	260	bps
Design Beds(8)	78,672	78,672	—

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
(9) Represents operating statistics for communities that were owned by us and were operating for the full year ended December 31, 2015. The same community portfolio excludes properties that are sold or have met the held for sale accounting treatment.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended March 31, 2016 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended March 31, 2015	$60,383	$24,140
Increase (decrease) in same-community	2,333	(658)
Increase from 2015 development deliveries	6,855	985
Increase from 2015 acquisitions	1,303	448
Increase from 2016 acquisitions	4	3
Pre-opening expense on future developments	—	302
Decrease from sold communities	(695)	(331)
Three months ended March 31, 2016	$70,183	$24,889

The increase in same-community revenue of $2.3 million, or 4.0%, was attributable to a 3.3% increase in rental rates, a 0.3% improvement in occupancy and a 0.4% growth in other income. Same-community operating expenses decreased $0.7 million, or 2.9%, over the prior year. During 2015, the Trust recognized an additional $0.8 million of real estate taxes related to tax appeals covering several assessment years on one property. Without this expense in the prior year, same community operating expenses increased 0.7% compared to prior year.

The increase from the 2015 acquisitions and development deliveries relates to a full quarter of operating results in the current period compared to the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended March 31, 2016 and 2015:

			Segment Revenues
Project	Beds	Fee Type	2016	2015	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$2	$394	$(392)
Athens – Georgia Heights	292	Development fee	—	41	(41)
Wichita State University	784	Development fee	—	10	(10)
Bowles Hall	186	Development fee	451	—	451
Purchasing fees	—	Purchasing fee	30	152	(122)
Third-party development consulting services total			$483	$597	$(114)

Third-party development consulting services revenue decreased $0.1 million to $0.5 million for the three months ended March 31, 2016 as compared to the same period in 2015. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the three months ended March 31, 2016.

General and administrative expenses for the segment decreased $0.1 million, or 7.5%, for the three months ended March 31, 2016 compared to the same period in the prior year. General and administrative expenses generally fluctuate based on the number and timing of development jobs; however, a portion of general and administrative expenses are incurred prior to the commencement of construction of the development, including costs necessary to propose, negotiate and structure the third-party development deals.

Management services

Total management services revenue decreased $0.2 million, or 15.1% as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.2 million, or 26.8%, for the three months ended March 31, 2016 compared to the same period in the prior year. This decrease is due to the continued growth of our owned portfolio and a reduction in general and administrative expenses related to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.6 million, or 14.5%, during the three months ended March 31, 2016 over the same period in the prior year. The increase includes approximately $0.4 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $1.7 million, or 10.4%, during the three months ended March 31, 2016 as compared to the same period in the prior year. This increase relates primarily to eight new communities (acquisitions or developments placed in service) opened since January 1, 2015, partially offset by sold communities.

Ground lease expense

For the three months ended March 31, 2016, the cost of ground leases increased $0.5 million, or 16.2%, compared to the same period in the prior year. This increase relates primarily to the opening of three communities on the campus of the University of Kentucky in 2015. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Interest expense	$(4,663)	$(5,941)	$1,278	(21.5)%
Amortization of deferred financing costs	(480)	(516)	36	(7.0)%
Interest income	74	38	36	94.7%
Loss on extinguishment of debt	(9,920)	—	(9,920)	NM
Total nonoperating expenses	$(14,989)	$(6,419)	$(8,570)	133.5%

Total nonoperating expenses increased $8.6 million, for the three months ended March 31, 2016 compared to the same period in 2015 due to a $9.9 million loss on extinguishment of debt incurred in relation to the payoff of $98.2 million of mortgage loans during the first quarter of 2016 (see Note 6 to the accompanying condensed consolidated financial statements) offset by a $1.3 million decrease in interest expense over prior year directly related to the payoff of mortgage and construction debt during 2015 and in the first quarter of 2016.

Legal Proceedings

We are not currently a party to, nor are any of our communities the subject of, pending material legal proceedings. In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO is defined as FFO adjusted to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions, and severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Education Realty Trust, Inc.	$16,669	$6,941
Gain on sale of collegiate housing properties	(11,873)	—
Real estate related depreciation and amortization	17,113	15,523
Equity portion of real estate depreciation and amortization on equity investees	666	420
Noncontrolling interests	206	212
FFO available to stockholders and unitholders	22,781	23,096

FFO adjustments:
Loss on extinguishment of debt	9,920	—
Acquisition costs	60	—
Straight-line adjustment for ground leases	1,187	1,201
FFO adjustments	11,167	1,201
Core FFO available to stockholders and unitholders	$33,948	$24,297

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

The following is a reconciliation of our GAAP operating income to NOI for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating income	$20,216	$13,838
Less: Third-party development services revenue	483	597
Less: Third-party management services revenue	894	1,053
Plus: Development and management services expenses	2,521	2,702
Plus: General and administrative expenses	3,109	2,639
Plus: Ground leases	3,309	2,848
Plus: Depreciation and amortization	17,516	15,866
NOI	$45,294	$36,243

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; and (10) loss on extinguishment of debt. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended March 31, 2016 (in thousands):

	Three Months Ended March 31,	Plus: Year Ended December 31,	Less: Three Months ended March 31,	Trailing Twelve Months ended March 31,
	2016	2015	2015	2016
Net income attributable to Education Realty Trust, Inc.	$16,669	$19,911	$6,941	$29,639
Straight line adjustment for ground leases	1,187	4,782	1,201	4,768
Acquisition costs	60	293	—	353
Depreciation and amortization	17,516	68,022	15,866	69,672
Gain on sale of collegiate housing properties	(11,873)	(2,770)	—	(14,643)
Interest expense	4,663	24,449	5,941	23,171
Amortization of deferred financing costs	480	2,089	516	2,053
Interest income	(74)	(213)	(38)	(249)
Loss on extinguishment of debt	9,920	403	—	10,323
Income tax expense (benefit)	51	347	78	320
Noncontrolling interest	136	171	206	101
Adjusted EBITDA	$38,735	$117,484	$30,711	$125,508

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

The following is a reconciliation of our GAAP total assets to gross assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Mortgage and construction loans, excluding unamortized premium and deferred financing costs of $1,258 and $953 as of March 31, 2016 and December 31, 2015, respectively	119,524	205,464
Unsecured term loan, excluding unamortized deferred financing costs of $919 and $982 as of March 31, 2016 and December 31, 2015, respectively	187,500	187,500
Unsecured Senior Notes, excluding unamortized deferred financing costs of $2,257 and $2,322 as of March 31, 2016 and December 31, 2015, respectively	250,000	250,000
Total debt, excluding unamortized premium and deferred financing costs	$557,024	$642,964

Total assets	$2,197,300	$2,001,831
Accumulated depreciation(1)	285,324	270,993
Gross assets	$2,482,624	$2,272,824

Debt to gross assets	22.4%	28.3%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of March 31, 2016, we had $195.8 million cash on hand compared to $33.7 million cash on hand as of December 31, 2015.

During the three months ended March 31, 2016, we generated $37.6 million of cash from operations compared to $28.8 million over the same period in 2015. This increase of $8.7 million is mostly attributable to a $9.1 million increase in community NOI over prior year.

During the three months ended March 31, 2016, we used $38.1 million of cash in investing activities compared to $47.7 million over the same period in 2015. This decrease in cash used for investing activities of $9.6 million is mostly attributable to the following:

•	an increase in cash used to acquire collegiate housing properties of $24.4 million (there were no acquisitions during the prior year), and

•	an increase in cash spent on development activities of $21.2 million, offset by

•	an increase in cash generated from the disposition of collegiate housing properties of $54.1 million (one disposition in 2016 with none in 2015).

During the three months ended March 31, 2016, we generated $162.7 million of cash from financing activities compared to $24.1 million during the same period in 2015. This increase of $138.5 million is mostly attributable to a significant increase in cash received from common stock offerings of $276.0 million during the three months ended March 31, 2016 compared to the same period in 2015, offset by the following:

•	an increase in repayments of mortgage and construction loans during the three months ended March 31, 2016 of $64.4 million compared to the same period in 2015;

•	a decrease in borrowings on the line of credit of $48.0 million; and

•	costs incurred related to the prepayment of certain mortgage loans during the three months ended March 31, 2016 of $10.3 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.48 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, fund for our active development projects, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Senior Unsecured Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering program, additional follow on equity offerings or additional offerings of public unsecured notes.

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

The Operating Partnership used $85.1 million of the proceeds from the January 2016 follow-on equity offering to prepay the two remaining notes under the Master Secured Credit Facility (see Note 6 to the accompanying condensed consolidated financial statements). One of the prepaid notes had a principal balance of $21.3 million at December 31, 2015, was set to mature on January 1, 2020 and had a fixed interest rate of 5.67%. The second prepaid note had a principal balance of $54.5 million, was set to mature on January 1, 2019 and had a fixed interest rate of 6.02%. The Operating Partnership incurred an aggregate prepayment penalty of $9.3 million in connection with the prepayment of these notes. In addition, the Operating Partnership repaid in full fixed-rate mortgage debt of $23.7 million that was collateralized by The Suites at Overton Park collegiate housing community. The interest rate was equal to 4.16% and the mortgage debt was scheduled to mature on April 1, 2016. The remaining funds will be used by the Operating Partnership for general corporate purposes, which include funding its development pipeline.

Distributions for the three months ended March 31, 2016 totaled $23.4 million, or $0.37 per share to our stockholders and $0.2 million, or $0.37 per OP Unit, to the Operating Partnership unitholders compared to cash provided by operations of $37.6 million, or $0.58 per weighted average share/unit.

Based on our closing share price of $41.60 on March 31, 2016, our total enterprise value was $3.1 billion. With net debt (total debt less cash) of $361.2 million as of March 31, 2016, our debt to enterprise value was 11.7% compared to 22.0% as of December 31, 2015. With gross assets of $2.5 billion, which excludes accumulated depreciation of $285.3 million, our debt to gross assets ratio was 22.4% as of March 31, 2016 as compared to 28.3% as of December 31, 2015.

ATM Program

In October 2014, we entered into agreements to establish the ATM Program to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 1.3 million shares under these distribution agreements during the three months ended March 31, 2016 and received net proceeds of $51.1 million. The Trust used the net proceeds to fund its development pipeline and for general corporate purposes. As of March 31, 2016, the Trust had remaining availability to sell common shares under the ATM Program of $52.9 million. In April 2016, the Trust sold 1.0 million shares for net proceeds of $42.4 million, thus, ending with a $10.0 million remaining balance on the 2014 ATM Program.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of March 31, 2016, we were in compliance with all covenants of the Fifth Amended Revolver and had availability of $500.0 million as no amounts were outstanding. The interest rate applicable to the Fifth Amended Revolver was 1.68% at March 31, 2016.

Unsecured term loan facility

On January 13, 2014, the Operating Partnership entered into an unsecured term loan facility, which was subsequently amended and restated on November 19, 2014 (see Note 6 to the accompanying condensed consolidated financial statements), at which time EROP became the sole borrower. Under the Amended and Restated Credit Agreement (the "Credit Agreement"), the unsecured term loans have an aggregate principal amount of $187.5 million (with an accordion feature to $250.0 million), consisting of a $122.5 million Tranche A term loan with a seven-year maturity and a $65.0 million Tranche B term loan with a five-year maturity (collectively, the “Term Loans”).

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of March 31, 2016, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 6 to the accompanying condensed consolidated financial statements). As of March 31, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured Senior Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of March 31, 2016, we were in compliance with all covenants.

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

During the three months ended March 31, 2016, we sold the 605 West collegiate housing community located in Durham, North Carolina, which serves Duke University, for a gross sales price of $54.6 million. The Trust received net proceeds of $54.1 million after deducting closing costs and recognized a $11.9 million gain on this disposition as reflected in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016. Previous to the sale, the Trust acquired the joint venture partner's interest for $2.1 million. We also currently have two properties under contract for sale in the second quarter of 2016; however, we cannot predict if the properties will ultimately be sold, the prices at which we will sell the properties or the timing of such sale.

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

During the three months ended March 31, 2016, the Trust completed the acquisition of the Lokal with 79 units consisting of 194 beds serving Colorado State University in Fort Collins, Colorado for a contract price of $24.6 million. The acquisition was funded from the follow-on equity offering in January 2016. Acquisition costs of $0.1 million were incurred related to this transaction.

During the three months ended March 31, 2016, we entered into binding agreements for the acquisitions of two collegiate housing properties serving Colorado State University, Pura Vida Place and Carriage House, for combined consideration of approximately $24.0 million. The properties have 106 units consisting of 194 beds. These acquisitions are expected to close in the third quarter of 2016.

During April 2016, we entered into agreements to acquire interests in and provide financing for the following collegiate housing communities for aggregate cash consideration of approximately $234.0 million:

•	The Hub at Madison, which has 341 units consisting of 946 beds serving the University of Wisconsin in Madison, Wisconsin, and is expected to close in two phases during the second quarter of 2016; and

•
The Hub at Tucson II development, which will have 104 units consisting of 311 beds serving the University of Arizona in Tucson, Arizona, and is expected to close in two phases: the first in the fall of 2016 once development is complete and the second in the third quarter of 2017.

We also entered into a right of first offer agreement on a future development of a collegiate housing community serving the University of Wisconsin with the sellers of the Hub properties.

Each of the pending or planned acquisitions described above is subject to certain customary closing conditions. We can provide no assurances that these transactions will be completed on the terms we expect or at all.

During April 2016, we won the right to negotiate an on-campus development at Northern Michigan University. A pre-closing agreement was executed and design and site planning are under way for the $75.0 million development.

We currently have nine active development projects that we are developing for our ownership with our share of aggregate development costs of $436.8 million. As of March 31, 2016, $154.3 million of the anticipated costs had been funded.

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

Commitments

For the three months ended March 31, 2016, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2015, except for the net decrease in long-term debt (which excludes the Fifth Amended Revolver) of $85.9 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the decrease in long-term debt, our contractual interest obligations have declined $20.6 million since December 31, 2015.

In relation to the binding agreements entered into by the Trust to acquire the four collegiate housing communities mentioned above, the Trust is contractually obligated to pay approximately $258.0 million.

Long-term indebtedness

As of March 31, 2016, 56, or 95%, of our communities were unencumbered by mortgage or construction debt. As of March 31, 2016, we had outstanding long-term indebtedness of $552.6 million (net of unamortized deferred financing costs of $4.4 million). The scheduled future maturities of this indebtedness as of March 31, 2016 were as follows (in thousands):

Year
Nine months ending December 31, 2016	$33,475
2017	63,416
2018	—
2019	87,633
2020	—
2021	122,500
Thereafter	250,000
Total	557,024
Unamortized deferred financing costs	(4,434)
Outstanding as of March 31, 2016, net of unamortized deferred financing costs	$552,590

As of March 31, 2016, the outstanding mortgage and construction debt had a weighted average interest rate of 2.49% and carried an average term to maturity of 1.37 years.

We had no amounts outstanding under the Fifth Amended Revolver as of March 31, 2016. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date by one year subject to certain conditions. The Fifth Amended Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of March 31, 2016 was 1.68%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Our current annual dividend target is $1.48 per share to our stockholders and per OP Unit to the Operating Partnership.

On April 15, 2016, the Board declared a first quarter distribution of $0.37 per share of common stock and OP Unit for the quarter ended March 31, 2016. The distributions will be paid on May 13, 2016 to stockholders and unitholders of record at the close of business on April 29, 2016.

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

The following summarizes the Operating Partnership's exposure under such guaranties (amounts in thousands):

		March 31, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,206	n/a	$5,802	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	56,489	8,767	28,245	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,385	7,230	17,193	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2016, $34.0 million had been drawn on the construction loan, of which $6.3 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2016, we had fixed rate debt of $250.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $16.7 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $18.2 million increase in the fair value of our fixed rate debt.

As of March 31, 2016, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the three months ended March 31, 2016, our interest costs would have been approximately $0.8 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements.

No material changes have occurred with regards to market risk since our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2016, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Education Realty Operating Partnership, LP

Evaluation of Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership also has investments in unconsolidated entities which are not under its control. Consequently, the Operating Partnership disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2016, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

We are not currently a party to, nor are any of our communities the subject of, pending material legal proceedings. In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, are not expected to have a material effect on our financial position, results of operations or liquidity.

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

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the three months ended March 31, 2016, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan").

The following table summarizes all of these repurchases during the first quarter of 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	8,342	$37.88	—	—
February 1 – 29, 2016	—	$—	—	—
March 1 – 31, 2016	—	$—	—	—
Total	8,342	$37.88	—	—
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

During the three months ended March 31, 2016, in connection with the DRSPP, we directed the plan administrator to purchase 288 shares of our common stock in the open market for a total of $11,199 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the first quarter of 2016. We also directed the plan administrator to purchase 137 shares of our common stock for $5,320 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. Additionally, on March 24, 2016, we issued 500,656 shares of our common stock for a total of approximately $20.0 million pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	47	$35.04	—	—
February 1 – 29, 2016	324	$38.78	—	—
March 1 – 31, 2016	500,710	$39.95	—	—
Total	501,081	$39.95	—	—
(1) Other than shares issued directly by EdR on March 24, 2016, all shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. The Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

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

Education Realty Trust, Inc.
Date: May 2, 2016	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: May 2, 2016	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).