Form 10-Q
period 2016-06-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2016-08-01
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of July 29, 2016, Education Realty Trust, Inc. had 73,049,412 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2016 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to "EROP" mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of June 30, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
For the Quarter Ended June 30, 2016

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Collegiate housing properties, net	$1,898,602	$1,774,796
Assets under development	265,337	117,384
Cash and cash equivalents	230,402	33,742
Restricted cash	8,674	9,784
Other assets	63,457	66,125
Total assets	$2,466,472	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$98,369	$204,511
Unsecured revolving credit facility	—	—
Unsecured term loan, net of unamortized deferred financing costs	186,643	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,808	247,678
Accounts payable and accrued expenses	114,403	85,670
Deferred revenue	11,890	19,024
Total liabilities	659,113	743,401

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	11,828	13,560

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 71,760,137 and 56,879,003 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	718	569
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,791,014	1,263,603
Retained earnings (accumulated deficit)	—	(21,998)
Accumulated other comprehensive loss	(9,963)	(5,475)
Total Education Realty Trust, Inc. stockholders’ equity	1,781,769	1,236,699
Noncontrolling interests	13,762	8,171
Total equity	1,795,531	1,244,870
Total liabilities and equity	$2,466,472	$2,001,831

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Collegiate housing leasing revenue	$61,690	$53,734	$131,873	$114,117
Third-party development consulting services	467	444	950	1,041
Third-party management services	697	780	1,591	1,833
Operating expense reimbursements	2,286	2,366	4,105	4,462
Total revenues	65,140	57,324	138,519	121,453
Operating expenses:
Collegiate housing leasing operations	26,166	22,868	51,055	47,008
Development and management services	2,728	2,507	5,249	5,209
General and administrative	3,079	2,559	6,188	5,198
Depreciation and amortization	19,099	15,911	36,615	31,777
Ground lease expense	2,296	2,170	5,605	5,018
Reimbursable operating expenses	2,286	2,366	4,105	4,462
Total operating expenses	55,654	48,381	108,817	98,672

Operating income	9,486	8,943	29,702	22,781

Nonoperating (income) expenses:
Interest expense	3,635	5,451	8,298	11,392
Amortization of deferred financing costs	457	491	937	1,007
Interest income	(200)	(67)	(274)	(105)
Loss on extinguishment of debt	216	—	10,136	—
Total nonoperating expenses	4,108	5,875	19,097	12,294
Income before equity in earnings (losses) of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	5,378	3,068	10,605	10,487
Equity in earnings (losses) of unconsolidated entities	107	(202)	(137)	(396)
Income before income taxes and gain on sale of collegiate housing properties	5,485	2,866	10,468	10,091
Income tax expense	89	90	140	168
Income before gain on sale of collegiate housing properties	5,396	2,776	10,328	9,923
Gain on sale of collegiate housing properties	12,083	—	23,956	—
Net income	17,479	2,776	34,284	9,923
Less: Net (loss) income attributable to the noncontrolling interests	(176)	(141)	(40)	65
Net income attributable to Education Realty Trust, Inc.	$17,655	$2,917	$34,324	$9,858

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$17,479	$2,776	$34,284	$9,923
Other comprehensive loss:
(Loss) gain on cash flow hedging derivatives	(1,042)	2,091	(4,488)	(348)
Comprehensive income	$16,437	$4,867	$29,796	$9,575
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(176)	(141)	(40)	65
Comprehensive income attributable to Education Realty Trust, Inc.	$16,613	$5,008	$29,836	$9,510

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic	$0.26	$0.06	$0.53	$0.20
Net income attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$0.26	$0.06	$0.52	$0.20

Distributions per share of common stock	$0.37	$0.36	$0.74	$0.72

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	68,025	48,514	65,352	48,345
Weighted average common shares outstanding – diluted	68,293	48,832	65,629	48,665

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Proceeds from issuance of common stock, net of offering costs	331,395	3	11,564	—	—	—	11,567
Amortization of restricted stock and long-term incentive plan awards	7,191	—	855	—	—	—	855
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Cash dividends	—	—	(34,706)	—	—	(152)	(34,858)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	1,074	—	—	—	1,074
Comprehensive income (loss)	—	—	—	9,858	(348)	(59)	9,451
Balance, June 30, 2015	48,350,313	$483	$1,013,878	$(32,051)	$(4,813)	$4,485	$981,982

Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Proceeds from issuance of common stock, net of offering costs	14,866,378	149	567,322	—	—	—	567,471
Amortization of restricted stock and long-term incentive plan awards	3,956	—	1,431	—	—	—	1,431
Common stock issued to officers and directors	10,800	—	450	—	—	—	450
Cash dividends	—	—	(35,538)	(12,326)	—	(125)	(47,989)
Contributions from noncontrolling interests	—	—	—	—	—	10,073	10,073
Purchase of noncontrolling interests	—	—	(4,253)	—	—	(4,211)	(8,464)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,001)	—	—	—	(2,001)
Comprehensive income (loss)	—	—	—	34,324	(4,488)	(146)	29,690
Balance, June 30, 2016	71,760,137	$718	$1,791,014	$—	$(9,963)	$13,762	$1,795,531

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income	$34,284	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,615	31,777
Loss on disposal of assets	20	—
Gain on sale of collegiate housing properties	(23,956)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,373	2,401
Loss on extinguishment of debt	10,136	—
Amortization of deferred financing costs	937	1,007
Amortization of unamortized debt premiums	(49)	(419)
Distributions of earnings from unconsolidated entities	178	89
Noncash compensation expense related to stock-based incentive awards	2,021	1,319
Equity in losses of unconsolidated entities	137	396
Change in operating assets and liabilities (net of acquisitions)	(2,553)	(848)
Net cash provided by operating activities	60,143	45,645

Investing activities:
Property acquisitions	(210,649)	(9,367)
Purchase of corporate assets	(585)	(447)
Restricted cash	1,110	(2,746)
Investment in collegiate housing properties	(13,782)	(7,063)
Proceeds from sale of collegiate housing properties	94,951	—
Advances under notes receivable	—	(2,257)
Collections on notes receivable	1,667	—
Earnest money deposits	(530)	(1,327)
Investment in assets under development	(133,286)	(90,280)
Distributions from unconsolidated entities	266	692
Investments in unconsolidated entities	—	(391)
Net cash used in investing activities	(260,838)	(113,186)

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2016	2015
Financing activities:
Payment of mortgage and construction loans	(134,231)	(67,011)
Borrowings under construction loans	28,083	42,481
Debt issuance costs	(92)	(48)
Debt extinguishment costs	(10,290)	—
Borrowings on line of credit	—	116,000
Repayments of line of credit	—	(2,000)
Proceeds from issuance of common stock	567,257	10,660
Payment of offering costs	(574)	(99)
Purchase and return of equity to noncontrolling interests	(11,374)	—
Contributions from noncontrolling interests	7,112	1,691
Dividends and distributions paid to common and restricted stockholders	(47,864)	(34,706)
Dividends and distributions paid to noncontrolling interests	(357)	(517)
Repurchases of common stock for payments of restricted stock tax withholding	(315)	(213)
Net cash provided by financing activities	397,355	66,238
Net increase (decrease) in cash and cash equivalents	196,660	(1,303)
Cash and cash equivalents, beginning of period	33,742	18,385
Cash and cash equivalents, end of period	$230,402	$17,082

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,891	$8,452
Income taxes paid	$142	$—

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$938	$960
Capital expenditures in accounts payable and accrued expenses related to developments	$36,544	$21,463

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Collegiate housing properties, net	$1,898,602	$1,774,796
Assets under development	265,337	117,384
Cash and cash equivalents	230,402	33,742
Restricted cash	8,674	9,784
Other assets	63,457	66,125
Total assets	$2,466,472	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$98,369	$204,511
Unsecured revolving credit facility	—	—
Unsecured term loans, net of unamortized deferred financing costs	186,643	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,808	247,678
Accounts payable and accrued expenses	114,403	85,670
Deferred revenue	11,890	19,024
Total liabilities	659,113	743,401

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	9,051	8,312

Redeemable noncontrolling interests	2,777	5,248

Partners' capital:
General partner - 6,920 units outstanding as of June 30, 2016 and December 31, 2015, respectively	183	184
Limited partners - 71,753,217 and 56,872,083 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,791,549	1,241,990
Accumulated other comprehensive loss	(9,963)	(5,475)
Total partners' capital	1,781,769	1,236,699
Noncontrolling interests	13,762	8,171
Total partners' capital	1,795,531	1,244,870
Total liabilities and partners' capital	$2,466,472	$2,001,831

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Collegiate housing leasing revenue	$61,690	$53,734	$131,873	$114,117
Third-party development consulting services	467	444	950	1,041
Third-party management services	697	780	1,591	1,833
Operating expense reimbursements	2,286	2,366	4,105	4,462
Total revenues	65,140	57,324	138,519	121,453
Operating expenses:
Collegiate housing leasing operations	26,166	22,868	51,055	47,008
Development and management services	2,728	2,507	5,249	5,209
General and administrative	3,079	2,559	6,188	5,198
Depreciation and amortization	19,099	15,911	36,615	31,777
Ground lease expense	2,296	2,170	5,605	5,018
Reimbursable operating expenses	2,286	2,366	4,105	4,462
Total operating expenses	55,654	48,381	108,817	98,672

Operating income	9,486	8,943	29,702	22,781

Nonoperating (income) expenses:
Interest expense	3,635	5,451	8,298	11,392
Amortization of deferred financing costs	457	491	937	1,007
Interest income	(200)	(67)	(274)	(105)
Loss on extinguishment of debt	216	—	10,136	—
Total nonoperating expenses	4,108	5,875	19,097	12,294
Income before equity in earnings (losses) of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	5,378	3,068	10,605	10,487
Equity in earnings (losses) of unconsolidated entities	107	(202)	(137)	(396)
Income before income taxes and gain on sale of collegiate housing properties	5,485	2,866	10,468	10,091
Income tax expense	89	90	140	168
Income before gain on sale of collegiate housing properties	5,396	2,776	10,328	9,923
Gain on sale of collegiate housing properties	12,083	—	23,956	—
Net income	17,479	2,776	34,284	9,923
Less: Net (loss) income attributable to the noncontrolling interests	(229)	(152)	(151)	14
Net income attributable to Education Realty Operating Partnership L.P.	$17,708	$2,928	$34,435	$9,909

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$17,479	$2,776	$34,284	$9,923
Other comprehensive income:
(Loss) gain on cash flow hedging derivatives	(1,042)	2,091	(4,488)	(348)
Comprehensive income	16,437	4,867	29,796	9,575
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(229)	(152)	(151)	14
Comprehensive income attributable to unitholders	$16,666	$5,019	$29,947	$9,561

Earnings per unit information:
Net income attributable to unitholders – basic	$0.26	$0.06	$0.53	$0.20
Net income attributable to unitholders - diluted	$0.26	$0.06	$0.52	$0.20

Weighted average units outstanding:
Weighted average units outstanding – basic	68,224	48,763	65,560	48,596
Weighted average units outstanding – diluted	68,293	48,832	65,629	48,665

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Vesting of restricted stock and restricted stock units	—	—	12,300	408	—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	331,395	11,567	—	—	11,567
Amortization of restricted stock and long-term incentive plan awards	—	—	7,191	855	—	—	855
Distributions	—	(5)	—	(34,701)	—	(152)	(34,858)
Contributions from noncontrolling interests	—	—	—	—	—	1,667	1,667
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	1,074	—	—	1,074
Comprehensive income (loss)	—	2	—	9,856	(348)	(59)	9,451
Balance, June 30, 2015	6,920	$188	48,343,393	$982,122	$(4,813)	$4,485	$981,982

Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Vesting of restricted stock and restricted stock units	—	—	10,800	450	—	—	450
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	14,866,378	567,471	—	—	567,471
Amortization of restricted stock and long-term incentive plan awards	—	—	3,956	1,431	—	—	1,431
Distributions	—	(3)	—	(47,861)	—	(125)	(47,989)
Contributions from noncontrolling interests	—	—	—	—	—	10,073	10,073
Purchase of noncontrolling interests	—	—	—	(4,253)	—	(4,211)	(8,464)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,001)	—	—	(2,001)
Comprehensive income (loss)	—	2	—	34,322	(4,488)	(146)	29,690
Balance, June 30, 2016	6,920	$183	71,753,217	$1,791,549	$(9,963)	$13,762	$1,795,531

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income	$34,284	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,615	31,777
Loss on disposal of assets	20	—
Gain on sale of collegiate housing properties	(23,956)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,373	2,401
Loss on extinguishment of debt	10,136	—
Amortization of deferred financing costs	937	1,007
Amortization of unamortized debt premiums	(49)	(419)
Distributions of earnings from unconsolidated entities	178	89
Noncash compensation expense related to stock-based incentive awards	2,021	1,319
Equity in losses of unconsolidated entities	137	396
Change in operating assets and liabilities (net of acquisitions)	(2,553)	(848)
Net cash provided by operating activities	60,143	45,645

Investing activities:
Property acquisitions	(210,649)	(9,367)
Purchase of corporate assets	(585)	(447)
Restricted cash	1,110	(2,746)
Investment in collegiate housing properties	(13,782)	(7,063)
Proceeds from sale of collegiate housing properties	94,951	—
Advances under notes receivable	—	(2,257)
Collections on notes receivable	1,667	—
Earnest money deposits	(530)	(1,327)
Investment in assets under development	(133,286)	(90,280)
Distributions from unconsolidated entities	266	692
Investments in unconsolidated entities	—	(391)
Net cash used in investing activities	(260,838)	(113,186)

Financing activities:
Payment of mortgage and construction loans	(134,231)	(67,011)
Borrowings under construction loans	28,083	42,481
Debt issuance costs	(92)	(48)
Debt extinguishment costs	(10,290)	—
Borrowings on line of credit	—	116,000
Repayments of line of credit	—	(2,000)
Proceeds from issuance of common units in exchange for contributions	567,257	10,660
Payment of offering costs	(574)	(99)
Purchase and return of equity to noncontrolling interests	(11,374)	—

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2016	2015
Contributions from noncontrolling interests	7,112	1,691
Distributions paid on unvested restricted stock and long-term incentive plan awards	(176)	(72)
Distributions paid to unitholders	(47,688)	(34,634)
Distributions paid to noncontrolling interests	(357)	(517)
Repurchases of units for payments of restricted stock tax withholding	(315)	(213)
Net cash provided by financing activities	397,355	66,238
Net increase (decrease) in cash and cash equivalents	196,660	(1,303)
Cash and cash equivalents, beginning of period	33,742	18,385
Cash and cash equivalents, end of period	$230,402	$17,082

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,891	$8,452
Income taxes paid	$142	$—

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$938	$960
Capital expenditures in accounts payable and accrued expenses related to developments	$36,544	$21,463

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of June 30, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 5), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. As of June 30, 2016 and December 31, 2015, the outstanding balance was $0.5 million for both periods. The loan is secured by CPA's interest in the joint venture.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the six months ended June 30, 2016 and 2015, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the six months ended June 30, 2016 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income.

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

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program ("ATM Program") authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold approximately 2.3 million shares under these distribution agreements during the six months ended June 30, 2016 and received net proceeds of approximately $93.5 million. The Trust sold 0.3 million shares under these distribution agreements during the six months ended June 30, 2015 and received net proceeds of $10.6 million.

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

On May 2, 2016, the Trust entered into agreements to establish a new ATM Program authorized to sell a maximum of $300.0 million in additional shares of EdR common stock. The Trust sold approximately 5.7 million shares under these distribution agreements during the six months ended June 30, 2016 and received net proceeds of approximately $238.3 million.

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

The Trust had no unrecognized tax benefits as of June 30, 2016 and December 31, 2015. The Trust and its subsidiaries file federal and state income tax returns. As of June 30, 2016, open tax years generally included tax years for 2012, 2013, 2014 and 2015. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the six months ended June 30, 2016 and 2015, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the carrying value of the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through June 30, 2016. The carrying value of goodwill was $3.1 million as of June 30, 2016 and December 31, 2015, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $0.5 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, on a modified prospective basis. The Trust is currently evaluating the impact of this guidance.

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

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2016 Acquisitions

During the six months ended June 30, 2016, the Trust completed the following two collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 2016	1,036	341	$188,500

Combined acquisition costs for these purchases were $0.1 million and are included in general and administrative expenses in the accompanying condensed statements of income and comprehensive income for the six months ended June 30, 2016. These acquisitions were funded from proceeds of the sale of 605 West (see Note 4), the follow-on equity offering completed in January 2016 (see Note 2) and shares sold under the ATM program (see Note 2).

Due to the timing of the completion of the acquisitions, work is still ongoing to determine the fair value of the assets and liabilities as of the acquisition date, and as a result, the following amounts are preliminary. Below is the preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

	Lokal	The Hub at Madison	Total
Collegiate housing property	$24,350	$192,412	$216,762
In-place leases	152	1,008	1,160
Other assets	3	87	90
Current liabilities	(148)	(7,442)	(7,590)
Total net assets acquired	$24,357	$186,065	$210,422

The $2.7 million difference between the contracted price of $213.1 million and the net assets set forth in the table above includes contingent consideration estimated at $5.3 million representing additional purchase price related to future operating performance of the property and future tax assessments. Of this amount, $3.1 million was paid out subsequent to the acquisition. At June 30, 2016, the remaining contingent consideration of $2.2 million was determined based on the probability of achieving of certain operating performance metrics; the estimated range of possible outcomes is between $0.0 million and $4.5 million. The remaining difference represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

The unaudited pro forma information had the acquisition date been January 1, 2016 is as follows (in thousands, except per share and per unit amounts):

Six months ended June 30,
2016 (1)
Total revenue	$146,604
Net income attributable to the Trust	$37,991
Net income attributable to common shareholders - basic and diluted	$0.58

Net income attributable to EROP	$38,112
Net income attributable to unitholders - basic and diluted	$0.58
(1) As the Lokal and the Hub at Madison first opened for the 2015/2016 lease year (August 2015), supplemental pro forma revenue and net income information is not available for the period January 1, 2015 - June 30, 2015.

During the six months ended June 30, 2016, the Trust also entered into binding agreements to acquire the following collegiate housing communities located in Fort Collins, Colorado serving Colorado State University for total consideration of $24.0 million:

•	Pura Vida Place, which has 52 units consisting of 100 beds; and

•	Carriage House, which has 54 units consisting of 94 beds.

The Trust also entered into binding agreements to acquire ownership interests in The Hub at Tucson II, which is currently under development and will have 104 units consisting of 311 beds serving the University of Arizona in Tucson, Arizona, for a cash consideration of approximately $50.0 million. The development is expected to open in the fall of 2016.

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

In conjunction with the acquisition of the The Province at Boulder, the Trust entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allowed us to defer for tax purposes gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediary is the legal owner of the property; however, the Trust controlled the activities that most significantly impact the property and retained all of the economic benefits and risks associated with the property. Therefore, at the date of the acquisition, it was determined that the Trust was the primary beneficiary of this VIE and consolidated the property and its operations as of the respective acquisition date. As of December 31, 2015, this VIE had total assets of $48.6 million and liabilities of $0.3 million.

The reverse Section 1031 like-kind exchange was completed during March 2016 in connection with the sale of 605 West (see Note 4). The Trust is now the legal owner of The Province at Boulder.

The unaudited pro forma information had the acquisition date for the 2015 acquisitions been January 1 of the respective year is as follows and is not indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Six months ended June 30,
	2015	2014
Total revenue	$123,728	$105,131
Net income attributable to the Trust	$10,965	$3,415
Net income attributable to common shareholders - basic and diluted	$0.23	$0.09

Net income attributable to EROP	$11,021	$3,537
Net income attributable to unitholders - basic and diluted	$0.23	$0.09

A summary of actual revenue and net income from the 2016 and 2015 property acquisitions included in the accompanying consolidated statements of income and comprehensive income since the respective dates of acquisition is as follows (in thousands):

	Six months ended June 30,
	2016	2015
2016 Acquisitions
Revenue	$1,644
Net income	$1,016

2015 Acquisitions
Revenue		$42
Net income		$30

Development of collegiate housing properties

During 2015, the Trust developed the following communities which opened during the 2015/2016 lease year. The costs incurred to date for our owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2015 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2015	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Six months ended June 30, 2015		Three months ended June 30, 2015
Woodland Glen III, IV & V	University of Kentucky	1,610	$103,458	$190	$1,855	$102	$1,056
The Oaks on the Square - Phase IV	University of Connecticut	391	44,325	107	405	60	243
The Retreat at Louisville	University of Louisville	656	43,935	116	382	59	222
Total - owned communities		2,657	191,718	413	2,642	221	1,521
Georgia Heights (1)	University of Georgia	292	51,639	127	219	78	112
Total joint ventures		292	51,639	127	219	78	112
Total		2,949	$243,357	$540	$2,861	$299	$1,633
(1) The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community. The Trust does not consolidate the joint venture and its investment in the community of $10.2 million and $10.4 million as of June 30, 2016 and December 31, 2015, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

The following represents a summary of active developments as of June 30, 2016, including internal development costs and interest costs capitalized (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of June 30, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Six months ended June 30, 2016		Three months ended June 30, 2016
Holmes Hall and Boyd Hall (formerly Limestone Park I & II)	University of Kentucky	1,141	$82,671	$162	$1,421	$79	$788
Retreat at Oxford - Phase II	University of Mississippi	350	25,585	40	448	19	253
University Flats	University of Kentucky	771	27,860	103	331	52	214
Lewis Hall	University of Kentucky	346	3,903	104	28	33	26
Boise State University	Boise State University	656	6,851	128	34	35	25
Retreat at Blacksburg - Phase I & II	Virginia Polytechnic Institute and State University	829	60,533	74	554	42	346
SkyVue	Michigan State University	824	36,009	125	377	40	245
The Local: Downtown	Texas State University	304	9,268	111	149	37	65
Avid Square	Oklahoma State University	475	10,041	54	64	45	64
Northern Michigan University	Northern Michigan University	1,200	932	25	1	25	1
Maplewood	Cornell University	850	577	10	1	10	1
Undeveloped land		—	1,107	—	—	—	—
Total active projects under development		7,746	$265,337	$936	$3,408	$417	$2,028

As of June 30, 2016, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $333.1 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the six months ended June 30, 2016, the following communities were sold for approximately $96.6 million. The Trust received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

The net income attributable to these properties is included in the continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

Name	Primary University Served	Disposition Date	# of Beds	# of Units	Gross Sales Price
605 West	Duke University	March 2016	384	340	$54,550
The Reserve at Athens	University of Georgia	June 2016	612	200	25,000
The Commons at Tallahassee	Florida State University	June 2016	732	252	17,000

5. Investments in unconsolidated entities

As of June 30, 2016 and December 31, 2015, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the unconsolidated joint ventures for the six months ended June 30, 2016 and 2015 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the six months ended June 30,	2016	2015
Revenues	$17,023	$16,050
Net income (loss)(1)	$151	$(944)
Equity in losses of unconsolidated entities	$(137)	$(396)
(1) Net income (loss) for the period equals income (loss) from continuing operations.

As of June 30, 2016 and December 31, 2015, the Trust had $27.3 million and $28.1 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, liabilities are recorded totaling $1.8 million and $2.0 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage. As of June 30, 2016, the interest rate applicable to the Fifth Amended Revolver was 1.72%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on amounts outstanding. As of June 30, 2016, there was no outstanding balance under the Fifth Amended Revolver, thus, our remaining availability was $500.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of

95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of June 30, 2016, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At June 30, 2016 and December 31, 2015, the outstanding balance under the Term Loans was $186.6 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.9 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of June 30, 2016, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of June 30, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At June 30, 2016 and December 31, 2015, the outstanding balance under the Unsecured Senior Notes was $247.8 million and $247.7 million, respectively, which is presented net of unamortized deferred financing costs of $2.2 million and $2.3 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2016, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of June 30, 2016 and December 31, 2015, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (amounts in thousands):

	Outstanding Balance at
Property	June 30, 2016	December 31, 2015	Interest Rate at June 30, 2016		Interest Rate Type	Maturity Date
Master Secured Credit Facility	$—	$75,858	n/a

The Centre at Overton Park	—	22,351	n/a
University Towers	33,300	33,650	2.60%		Variable	7/1/2017	(2)
Mortgage Debt	33,300	56,001	2.60%	(1)

The Retreat at Louisville	—	35,672	n/a
The Oaks on the Square - Phase IV	27,770	27,553	2.45%		Variable	10/20/2017
The Retreat at Blacksburg - Phase I	38,246	10,380	2.51%		Variable	2/4/2019
Construction Loans	66,016	73,605	2.48%	(1)

Total mortgage and construction debt / weighted average rate	99,316	205,464	2.52%	(1)
Unamortized premium and deferred financing costs	(947)	(953)
Total net of unamortized premium and deferred financing costs	98,369	204,511
Less current portion	(642)	(35,446)
Total mortgage and construction debt, net of current portion	$97,727	$169,065
(1) Represents the weighted average interest rate as of June 30, 2016.
(2) During the three months ended June 30, 2016, the Operating Partnership extended the mortgage debt for one year and incurred an extension fee of approximately $67 thousand.

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

Mortgage debt and construction loans

In January 2016, the Operating Partnership repaid in full the fixed-rate mortgage debt with a principal balance of $22.3 million that was assumed in connection with the 2012 acquisition of The Centre at Overton Park. The interest rate was 5.6% per annum and the mortgaged debt was scheduled to mature on January 1, 2017. A prepayment penalty of $1.0 million was incurred in connection with the prepayment.

On June 30, 2016, the Operating Partnership repaid in full variable rate construction debt with an outstanding principal balance of $35.7 million related to the development of The Retreat at Louisville. The effective interest rate at the repayment date was 2.5% and the loan was scheduled to mature on August 1, 2017.

All mortgage and construction loans contain customary financial covenants, such as minimum debt service ratios. As of June 30, 2016, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the six months ended June 30, 2016 and the year ended December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Balance, beginning of period	$204,511	$248,128
Additions to principal	28,083	65,491
Repayments of principal	(134,231)	(108,179)
Amortization of debt premium	(49)	(843)
Write-off of debt premium related to debt pay off	(523)	(70)
(Increase) decrease in deferred financing costs, net	578	(16)
Balance, end of period	$98,369	$204,511

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of June 30, 2016 are as follows (in thousands):

Year
2016 (six months ending December 31, 2016)	$350
2017	60,720
2018	—
2019	103,246
2020	—
2021	122,500
Thereafter	250,000
Total	536,816
Unamortized deferred financing costs	(3,996)
Outstanding as of June 30, 2016, net of unamortized deferred financing costs	$532,820

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		June 30, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,118	n/a	$5,780	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	56,275	8,767	28,138	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,748	7,230	17,374	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2016, $34.3 million had been drawn on the construction loan, of which $6.5 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of June 30, 2016 and December 31, 2015, the Trust had reimbursable predevelopment costs of $3.5 million and $1.9 million, respectively, which are reflected in other assets in the accompanying condensed consolidated balance sheets.

As described in Note 3, the Trust has entered into binding agreements to acquire interests in three collegiate housing communities for an aggregate cash consideration of $74.0 million.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of June 30, 2016, EROP had entered into four joint venture agreements to develop, own and manage the following collegiate housing communities: The Retreat at Blacksburg near Virginia Polytechnic Institute and State University, The Local: Downtown near Texas State University, SkyVue near Michigan State University, and Avid Square near Oklahoma State University. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partner's investments in The Retreat at Blacksburg, The Local: Downtown, SkyVue and Avid Square joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income.

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

At December 31, 2015, EROP held a 95% ownership interest in the Roosevelt Point collegiate housing property serving Arizona State University: Downtown Phoenix Campus and a 75% ownership interest in The Retreat at Louisville collegiate housing property serving The University of Louisville. During the six months ended June 30, 2016, EROP purchased the remaining 5% ownership interest in Roosevelt Point and 25% ownership interest in The Retreat at Louisville.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of June 30, 2016, there were 69,086 University Towers Operating Partnership Units outstanding.

The following table sets forth activity with the redeemable noncontrolling interests for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Beginning balance	$5,248	$4,431
Net income (loss)	(5)	73
Contributions from redeemable noncontrolling interests	—	26
Adjustments to report redeemable noncontrolling interests at fair value	518	(95)
Purchase and return of equity to noncontrolling partner's interest	(2,910)	—
Distributions	(74)	(132)
Ending balance	$2,777	$4,303

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2016 and December 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Redeemable Limited Partner Units: The OP Units that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2016 and December 31, 2015, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost.

During the six months ended June 30, 2016 and 2015, 25,000 OP Units were redeemed in each period for 25,000 shares of the Trust's common stock. As of June 30, 2016 and December 31, 2015, there were 199,308 and 224,308 OP Units outstanding.

Below is a table summarizing the activity of redeemable limited partners' unit for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Beginning balance	$8,312	$10,081
Net income	111	51
Distributions	(161)	(236)
Reclassification of vested LTIP Units to redeemable limited partner	244	—
Conversion of redeemable limited partner units into common stock	(938)	(960)
Adjustments to report redeemable limited partner units at fair value	1,483	(978)
Ending balance	$9,051	$7,958

The Trust

The Trust accounts for the joint ventures noted above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at The Retreat at Blacksburg, The Local: Downtown, SkyVue and Avid Square as discussed above, which are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets. The Trust's equity interests in the joint venture properties at Roosevelt Point and The Retreat at Louisville are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets at December 31, 2015.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying condensed consolidated balance sheets of EROP; and (2) the University Towers Operating Partnership Units which are presented as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2016 and December 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan authorizes the grant of the 105,000 shares that remained available for grant under the previous plan, as well as 1,049,167 additional shares. As of June 30, 2016, the Trust had 509,812 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. As of June 30, 2016 and December 31, 2015, unearned compensation related to restricted stock totaled $0.1 million and $0.2 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the six months ended June 30, 2016 and 2015, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. During the three months ended June 30, 2016 and 2015, compensation expense of $0.1 million for each period was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. As of June 30, 2016 and December 31, 2015, unearned compensation related to RSUs totaled $0.3 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the six months ended June 30, 2016 and 2015, compensation expense of $0.3 million and $0.4 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. During the three months ended June 30, 2016 and 2015, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2016, 10,776 fully-vested shares of common stock were issued upon vesting of RSUs granted in 2013.

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

The remaining 75% of a participant’s award consists of a grant of performance-based 2015 and 2016 LTIP Units. The vesting of performance-based 2015 and 2016 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions is assessed quarterly. The performance-based 2015 and 2016 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the operating agreement of the Operating Partnership, but are non-transferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2015 and 2016 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2015 and 2016 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption into shares of EdR’s stock or cash, at the discretion of the general partner, in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $1.3 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $0.9 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, unearned compensation related to LTIP Units totaled $5.5 million and $2.1 million, respectively, and will be recorded as expense over the applicable vesting period.

Compensation expense for the three and six months ended June 30, 2016 includes an adjustment to increase life-to-date expense of the performance conditions under the 2015 LTIP and 2016 LTIP due to a change in the probability of achieving certain performance conditions.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2016 and 2015 was $1.7 million and $1.1 million, respectively. Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2016 and 2015 was $1.1 million and $0.6 million, respectively.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2016 and 2015 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014	46,810	(1)	$27.94	146,911	$20.58	—	$—
Granted	—		—	—	—	155,778	18.83
Vested	(17,774)		27.76	—	—	—	—
Surrendered	(3,467)		29.72	—	—	—	—
Outstanding as of June 30, 2015	25,569	(1)	$28.32	146,911	$20.58	155,778	$18.83

Outstanding as of December 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,774	$18.83
Granted	—		—	—	—	131,745	26.20
Vested	(10,199)		31.92	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,508)		31.92	(43,596)	22.95	—	—
Outstanding as of June 30, 2016	7,862	(1)	$26.46	92,539	$19.20	280,452	$22.29
(1) Represents unvested shares of restricted stock awards as of the date indicated.

10. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the six months ended June 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2016, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $3.0 million is estimated to be reclassified to earnings as an increase to interest expense. As of June 30, 2016 and December 31, 2015, the fair value of the derivatives is a liability of $10.0 million and $5.5 million, respectively, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2016 and 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2016	Interest rate contracts	$(6,044)	Interest expense	$1,556
2015	Interest rate contracts	$(2,136)	Interest expense	$1,788

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2016 and 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2016	Interest rate contracts	$(1,815)	Interest expense	$773
2015	Interest rate contracts	$1,195	Interest expense	$897

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

As of June 30, 2016 and December 31, 2015, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $10.4 million and $5.8 million, respectively. As of June 30, 2016, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $10.4 million.

11. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016		2015
Numerator - basic and diluted earnings per share:
Net income attributable to common shareholders	$17,655	$2,917	$34,324		$9,858

Denominator:
Basic weighted average shares of common stock outstanding	68,025	48,514	65,352		48,345
OP Units	199	249	208	(1)	251	(1)
University Towers Operating Partnership Units	69	69	69		69
Diluted weighted average shares of common stock outstanding	68,293	48,832	65,629		48,665

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Earnings per share - basic:
Net income attributable to common shareholders	$0.26	$0.06	$0.53	$0.20

Earnings per share - diluted:
Net income attributable to common shareholders	$0.26	$0.06	$0.52	$0.20

Distributions declared per common share	$0.37	$0.36	$0.74	$0.72
(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator - basic and diluted earnings per unit:
Net income attributable to unitholders	$17,708	$2,928	$34,435	$9,909

Denominator:
Weighted average units outstanding	67,737	48,358	65,085	48,218
Redeemable Operating Partnership units	199	249	208	251
LTIP units	288	156	267	127
Weighted average units outstanding - basic	68,224	48,763	65,560	48,596

Redeemable University Towers Operating Partnership Units	69	69	69	69
Weighted average units outstanding - diluted	68,293	48,832	65,629	48,665

Earnings per unit - basic:
Net income attributable to unitholders	$0.26	$0.06	$0.53	$0.20

Earnings per unit - diluted:
Net income attributable to unitholders	$0.26	$0.06	$0.52	$0.20

Distributions declared per unit	$0.37	$0.36	$0.74	$0.72

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of June 30, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

The Trust determined that the contingent consideration recognized in connection with the acquisition of the Hub at Madison (see Note 3 to the accompanying condensed consolidated financial statements) is a recurring fair value adjustment. Due to the timing of the completion of the acquisition, the allocation of the purchase price is preliminary; however, the preliminary determination of fair value was based on an assessment of the probability of achieving certain operating performance metrics, such as net operating income, and applying a discount rate equal to the Trust's weighted average cost of capital. As the performance period extends over two years, it is expected that the fair value will be adjusted at each reporting date. The estimated range of final payout is $0.0 million to $4.5 million. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
June 30, 2016:
Derivative financial instruments (liability position)	$9,963	$—	$9,963	$—
Deferred compensation plan assets	429	429	—	—
Contingent consideration (recorded in accrued expenses)	2,129	—	—	2,129

December 31, 2015:
Derivative financial instruments (liability position)	$5,475	$—	$5,475	$—
Deferred compensation plan assets	318	318	—	—

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$443	$—
Senior unsecured notes	250,000	—	257,699	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	99,316	—	99,316	—

	December 31, 2015
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$2,167	$—	$2,104	$—
Senior unsecured notes	250,000	—	246,793	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,255	—	107,255	—
Fixed rate mortgage loans	98,209	—	110,851	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

13. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), (gains) losses on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The following table represents the Trust’s segment information for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$61,690	$53,734	$131,873	$114,117
Collegiate housing leasing operations	26,166	22,868	51,055	47,008
Net operating income	$35,524	$30,866	$80,818	$67,109
Total segment assets at end of period (1)	$2,191,350	$1,813,219	$2,191,350	$1,813,219

Development Consulting Services:
Third-party development consulting services	$467	$444	$950	$1,041
General and administrative (3)	656	878	1,285	1,712
Net operating loss	$(189)	$(434)	$(335)	$(671)
Total segment assets at end of period(2)	$6,292	$5,828	$6,292	$5,828

Management Services:
Third-party management services	$697	$780	$1,591	$1,833
General and administrative (3)	567	685	1,140	1,470
Net operating income	$130	$95	$451	$363
Total segment assets at end of period(2)	$10,520	$9,981	$10,520	$9,981

Reconciliations:
Segment revenue	$62,854	$54,958	$134,414	$116,991
Operating expense reimbursements	2,286	2,366	4,105	4,462
Total segment revenues	$65,140	$57,324	$138,519	$121,453

Segment operating expenses	$27,389	$24,431	$53,480	$50,190
Reimbursable operating expenses	2,286	2,366	4,105	4,462
Total segment operating expenses	$29,675	$26,797	$57,585	$54,652

Segment net operating income	$35,465	$30,527	$80,934	$66,801
Other unallocated general and administrative expenses (4)	(4,584)	(3,503)	(9,012)	(7,225)
Depreciation and amortization	(19,099)	(15,911)	(36,615)	(31,777)
Ground lease	(2,296)	(2,170)	(5,605)	(5,018)
Nonoperating expenses	(4,108)	(5,875)	(19,097)	(12,294)
Equity in earnings (losses) of unconsolidated entities	107	(202)	(137)	(396)
Income before income taxes and gain on sale of collegiate housing properties	$5,485	$2,866	$10,468	$10,091
(1) The increase in segment assets related to the collegiate housing segment during the six months ended June 30, 2016 as compared to the same period in 2015 is primarily related to the opening of five new communities, three property acquisitions and continued development of thirteen communities for ownership by the Trust offset by the sale of four collegiate housing communities.
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

14. Subsequent events

On July 15, 2016, the Board declared a second quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended June 30, 2016. The distributions will be paid on August 15, 2016 to stockholders and unitholders of record at the close of business on July 29, 2016.

During July 2016, the Trust sold 1.3 million shares under the 2016 ATM program for net proceeds of $57.9 million, which exhausted the availability under the ATM Program established on May 2, 2016.

During July 2016, the Trust entered into an agreement to acquire a 700-bed community adjacent to a tier-one university for approximately $80.0 million. Closing is subject to normal due diligence and is targeted for October 2016.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 98.1% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the six months ended June 30, 2016.

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

Development consulting services

For the six months ended June 30, 2016, revenue from our development consulting services represented 0.7% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2016, revenue from our management services segment represented 1.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

After three consecutive years of declining new supply, we currently anticipate the volume of 2017 new supply in our markets to be more than the 2016 levels. Even with more beds entering our markets, the rate of new supply is projected to only exceed enrollment growth by 40 basis points. This difference is consistent with what we experienced the last four years, during which time we averaged 4.0% increases in same-community revenue. These results speak both to the quality of our newer well-located portfolio of communities as well as the modernization that continues to occur in the industry. We believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 3.7% over the last six years, has not changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full years ended as of December 31, 2016 and 2015 and are not conducting substantial development or redevelopment activities and were not classified as discontinued operations or sold during the respective periods. We sold three properties during the six months ended June 30, 2016. We also sold one property during the year ended December 31, 2015. These four properties are excluded from same-community results for the six months ended June 30, 2016 and 2015 (see Note 4 to the accompanying condensed consolidated financial statements).

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and combined, overall revenue growth. For the six months ended June 30, 2016, same-community revenue per occupied bed increased to $815 and same-community physical occupancy increased to 90.5%, compared to same-community revenue per occupied bed of $785 and same-community physical occupancy of 90.2% for the six months ended June 30, 2015. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2015-2016 lease term with a 3.8% increase in rental revenue. Opening occupancy was up 40 basis points to 97.0% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2015-2016 lease term with an average occupancy of 95.5%.

Development consulting services

Third-party development consulting services

For the six months ended June 30, 2016 and 2015, third-party development revenue was $1.0 million for each period. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these historical levels. In the first quarter of 2016, we delivered a third-party development project at Clarion University of Pennsylvania. We are currently providing third-party development services with a project under construction at the University of California, Berkeley, for the Bowles Hall Foundation, which is expected to open this fall. We have also begun construction on third-party developments at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University with delivery targeted for the summer of 2017.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have 15 ONE PlanSM projects representing 20 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 4,592 beds for $264.4 million of development costs in the first three phases at UK. Construction on the 2016 and 2017 deliveries is on-track to deliver 2,258 beds for a total cost of $184.8 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2014 and 2013, same-community operating expenses increased 2.6% and 4.2%, respectively. In 2015, same-community operating expenses increased approximately 5.0%. This increase was mainly driven by higher real estate taxes. During the first quarter of 2015, the Company recognized $0.8 million in real estate taxes related to a tax assessment covering several prior assessment years. Without the tax assessment in the prior year, total same-community operating expenses would have increased 3.4% over the prior year, which is in line with our expectations for 2016 growth. We expect full year same-community operating expenses to increase between 2.5-3.5% going forward, which we believe is a reasonable level of growth for the foreseeable future.

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

Unallocated general and administrative costs for the six months ended June 30, 2016 and 2015 were $5.5 million (excluding development pursuit costs and acquisition costs of $0.7 million) and $4.2 million (excluding development pursuit costs and acquisition costs of $1.0 million), respectively, an increase of $1.3 million, or 29.8%. This increase during 2016 is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, such as the announced development pipeline and pending acquisitions. While we expect general and administrative costs to continue double digit increases for the remainder of 2016, we expect that growth rate to moderate going forward.

Asset repositioning and capital recycling

Since 2009, we have acquired $1.1 billion of collegiate housing communities, completed $674.3 million of developments and disposed of $486.9 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $797. Currently, 83% of our beds and 87% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the six months ended June 30, 2016, we completed the acquisition of two collegiate housing properties for an aggregate purchase price of $213.1 million, resulting in an increase to our portfolio by 1,230 beds. We also sold three housing communities consisting of 1,728 beds for gross sales price of $96.6 million. The Trust received net proceeds of $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

During the six months ended June 30, 2016, the Trust entered into binding agreements for the acquisitions of two collegiate housing properties serving Colorado State University, Pura Vida Place and Carriage House, for combined consideration of approximately $24.0 million. The properties have 106 units consisting of 194 beds. These acquisitions are expected to close in the third quarter of 2016.

We also entered into a binding agreement to acquire ownership interests in a collegiate housing development, The Hub at Tucson II, which will have 104 units consisting of 311 beds serving the University of Arizona in Tucson, Arizona, and is expected to close in two phases. The first phase is expected to close in the fall of 2016 once development is complete, and the second phase is expected to close in the third quarter of 2017, for cash consideration of approximately $50.0 million.

Each of the pending acquisitions described above is subject to certain customary closing conditions. We can provide no assurances that these transactions will be completed on the terms we expect or at all.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following 2016, 2017 and 2018 deliveries (dollars in thousands):

Active Projects	Project Type	Bed Count	Total Project Development Cost	EdR's Ownership Percentage	EdR's Share of Development Cost	EdR's Share of Development Cost to be Funded
2016 Deliveries
University of Kentucky - Holmes Hall and Boyd Hall (formerly Limestone Park I & II)	ONE Plan	1,141	$83,911	100%	$83,911	$4,510
University of Mississippi - The Retreat - Phase II	Wholly Owned	350	26,161	100%	26,161	1,728
Virginia Polytechnic Institute and State University - Retreat at Blacksburg - Phases I & II	Joint Venture	829	64,433	75%	48,325	8,478
Total - 2016 Deliveries		2,320	$174,505		$158,397	$14,716

2017 Deliveries
University of Kentucky - University Flats	ONE Plan	771	$74,038	100%	$74,038	$49,951
Boise State University	ONE Plan	656	39,763	100%	39,763	34,673
University of Kentucky - Lewis Hall	ONE Plan	346	26,935	100%	26,935	23,771
Michigan State University - SkyVue	Joint Venture	824	89,906	90%	80,915	54,129
Texas State University - The Local: Downtown	Joint Venture	304	29,631	80%	23,705	16,980
Oklahoma State University - Avid Square	Joint Venture	475	47,227	70%	33,059	24,730
Northern Michigan University	ONE Plan	800	50,267	100%	50,267	50,267
Total - 2017 Deliveries		4,176	$357,767		$328,682	$254,501

2018 Deliveries
University of Pittsburgh	Joint Venture	723	106,098	80%	84,878	84,878
Florida State University - Players Club redevelopment	Wholly Owned	592	37,458	100%	37,458	37,458
Northern Michigan University	ONE Plan	400	25,133	100%	25,133	25,133
Total - 2018 Deliveries		1,715	$168,689		$147,469	$147,469

Total Active Projects		8,211	$700,961		$634,548	$416,686

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

Results of Operations for the six months ended June 30, 2016 and 2015

The following table presents our results of operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six months ended June 30,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$131,873	$114,117	$17,756	15.6%
Collegiate housing leasing operating expenses	51,055	47,008	4,047	8.6%
Net operating income	$80,818	$67,109	$13,709	20.4%

Development Consulting Services:
Third-party development consulting services	$950	$1,041	$(91)	(8.7)%
General and administrative(1)	1,285	1,712	(427)	(24.9)%
Net operating loss	$(335)	$(671)	$336	(50.1)%

Management Services:
Third-party management services	$1,591	$1,833	$(242)	(13.2)%
General and administrative(1)	1,140	1,470	(330)	(22.4)%
Net operating income	$451	$363	$88	24.2%

Reconciliations:
Segment revenue	$134,414	$116,991	$17,423	14.9%
Operating expense reimbursements	4,105	4,462	(357)	(8.0)%
Total segment revenues	$138,519	$121,453	$17,066	14.1%

Segment operating expenses	$53,480	$50,190	$3,290	6.6%
Reimbursable operating expenses	4,105	4,462	(357)	(8.0)%
Total segment operating expenses	$57,585	$54,652	$2,933	5.4%

Segment net operating income	$80,934	$66,801	$14,133	21.2%
Other unallocated general and administrative expenses(2)	(9,012)	(7,225)	(1,787)	24.7%
Depreciation and amortization	(36,615)	(31,777)	(4,838)	15.2%
Ground lease	(5,605)	(5,018)	(587)	11.7%
Nonoperating expenses	(19,097)	(12,294)	(6,803)	55.3%
Equity in losses of unconsolidated entities	(137)	(396)	259	(65.4)%
Income before income taxes and gain on sale of collegiate housing properties	$10,468	$10,091	$377	3.7%

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
(2) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended June 30,		Favorable (Unfavorable)
	2016	2015
Total communities:
Occupancy
Physical(1)	88.7%	90.2%	(150	) bps
Economic(2)	89.9%	90.8%	(90	) bps
NarPOB(3)	$753	$714	$39
Other income per occupied bed(4)	$54	$48	$6
RevPOB(5)	$807	$762	$45
Operating expense per bed(6)	$277	$283	$6
Operating margin(7)	61.3%	58.8%	250	bps
Design Beds(8)	184,096	165,972	18,124

Same-communities(9):
Occupancy
Physical(1)	90.5%	90.2%	30	bps
Economic(2)	91.9%	91.4%	50	bps
NarPOB(3)	$758	$734	$24
Other income per occupied bed(4)	$57	$51	$6
RevPOB(5)	$815	$785	$30
Operating expense per bed(6)	$287	$283	$(4)
Operating margin(7)	61.1%	60.1%	100	bps
Design Beds(8)	149,280	149,280	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the six months ended June 30, 2016 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Six months ended June 30, 2015	$114,117	$47,008
Increase in same-community	4,330	613
Increase from 2015 development deliveries	11,136	2,308
Increase from 2015 acquisitions	2,544	802
Increase from 2016 acquisitions	1,644	691
Pre-opening expense on future developments	—	646
Decrease from sold communities	(1,898)	(1,013)
Six months ended June 30, 2016	$131,873	$51,055

The increase in same-community revenue of $4.3 million, or 4.1%, was attributable to a 3.1% increase in rental rates, a 0.3% improvement in occupancy and a 0.7% growth in other income. Same-community operating expenses increased $0.6 million, or 1.5%, over the prior year due to an increase in real estate taxes, maintenance and repairs and utilities expenses.

The increase from the 2015 acquisitions and development deliveries relates to a full six months of operating results in the current period compared to the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the six months ended June 30, 2016 and 2015:

			Segment Revenues
Project	Beds	Fee Type	2016	2015	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$30	$775	$(745)
Athens – Georgia Heights	292	Development fee	—	85	(85)
Wichita State University	784	Development fee	—	10	(10)
Shepherd University	298	Development fee	36	—	36
Bowles Hall	186	Development fee	764	19	745
Purchasing fees	—	Purchasing fee	120	152	(32)
Third-party development consulting services total			$950	$1,041	$(91)

Third-party development consulting services revenue decreased $0.1 million to $1.0 million for the six months ended June 30, 2016 as compared to the same period in 2015. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the six months ended June 30, 2016.

General and administrative expenses for the segment decreased $0.4 million, or 24.9%, for the six months ended June 30, 2016 compared to the same period in the prior year. General and administrative expenses generally fluctuate based on the number and timing of development jobs; however, a portion of general and administrative expenses are incurred prior to the commencement of construction of the development, including costs necessary to propose, negotiate and structure the third-party development deals.

Management services

Total management services revenue decreased $0.2 million, or 13.2%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.3 million, or 22.4%, for the six months ended June 30, 2016 compared to the same period in the prior year. This decrease correlates to the decrease in the number of managed communities over the prior year and is partially due to the continued growth of our owned portfolio and a reduction in general and administrative expenses related to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.8 million, or 24.7%, during the six months ended June 30, 2016 over the same period in the prior year. The increase includes approximately $0.3 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $4.8 million, or 15.2%, during the six months ended June 30, 2016 as compared to the same period in the prior year. This increase relates primarily to nine new communities (acquisitions or developments placed in service) opened since January 1, 2015, partially offset by sold communities.

Ground lease expense

For the six months ended June 30, 2016, the cost of ground leases increased $0.6 million, or 11.7%, compared to the same period in the prior year. This increase relates primarily to the opening of three communities on the campus of the University of Kentucky in 2015. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Interest expense	$(8,298)	$(11,392)	$3,094	(27.2)%
Amortization of deferred financing costs	(937)	(1,007)	70	(7.0)%
Interest income	274	105	169	161.0%
Loss on extinguishment of debt	(10,136)	—	(10,136)	NM
Total nonoperating expenses	$(19,097)	$(12,294)	$(6,803)	55.3%

Total nonoperating expenses increased $6.8 million for the six months ended June 30, 2016 compared to the same period in 2015 due to a $10.1 million loss on extinguishment of debt incurred in relation to the payoff of $98.2 million of mortgage loans during the first quarter of 2016 and a $35.7 million construction loan during the second quarter of 2016 (see Note 6 to the accompanying condensed consolidated financial statements) offset by a $3.1 million decrease in interest expense over prior year directly related to the payoff of mortgage and construction debt during 2015 and 2016.

Results of Operations for the three months ended June 30, 2016 and 2015

The following table presents our results of operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$61,690	$53,734	$7,956	14.8%
Collegiate housing leasing operating expenses	26,166	22,868	3,298	14.4%
Net operating income	$35,524	$30,866	$4,658	15.1%

Development Consulting Services:
Third-party development consulting services	$467	$444	$23	5.2%
General and administrative(1)	656	878	(222)	(25.3)%
Net operating loss	$(189)	$(434)	$245	(56.5)%

Management Services:
Third-party management services	$697	$780	$(83)	(10.6)%
General and administrative(1)	567	685	(118)	(17.2)%
Net operating income	$130	$95	$35	36.8%

Reconciliations:
Segment revenue	$62,854	$54,958	$7,896	14.4%
Operating expense reimbursements	2,286	2,366	(80)	(3.4)%
Total segment revenues	$65,140	$57,324	$7,816	13.6%

Segment operating expenses	$27,389	$24,431	$2,958	12.1%
Reimbursable operating expenses	2,286	2,366	(80)	(3.4)%
Total segment operating expenses	$29,675	$26,797	$2,878	10.7%

Segment net operating income	$35,465	$30,527	$4,938	16.2%
Other unallocated general and administrative expenses(2)	(4,584)	(3,503)	(1,081)	30.9%
Depreciation and amortization	(19,099)	(15,911)	(3,188)	20.0%
Ground lease	(2,296)	(2,170)	(126)	5.8%
Nonoperating expenses	(4,108)	(5,875)	1,767	(30.1)%
Equity in earnings (losses) of unconsolidated entities	107	(202)	309	(153.0)%
Income before income taxes and gain on sale of collegiate housing properties	$5,485	$2,866	$2,619	91.4%
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
(2) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Favorable (Unfavorable)
	2016	2015
Total communities:
Occupancy
Physical(1)	82.0%	84.5%	(250	) bps
Economic(2)	82.8%	84.9%	(210	) bps
NarPOB(3)	$749	$712	$37
Other income per occupied bed(4)	$63	$53	$10
RevPOB(5)	$812	$765	$47
Operating expense per bed(6)	$282	$275	$(7)
Operating margin(7)	57.6%	57.4%	20	bps
Design Beds(8)	92,702	83,058	9,644

Same-communities(9):
Occupancy
Physical(1)	84.4%	83.9%	50	bps
Economic(2)	85.2%	84.9%	30	bps
NarPOB(3)	$754	$733	$21
Other income per occupied bed(4)	$65	$57	$8
RevPOB(5)	$819	$790	$29
Operating expense per bed(6)	$291	$274	$(17)
Operating margin(7)	57.8%	58.7%	(90	) bps
Design Beds(8)	74,640	74,640	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended June 30, 2016 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended June 30, 2015	$53,734	$22,868
Increase in same-community	2,085	1,316
Increase from 2015 development deliveries	4,281	1,323
Increase from 2015 acquisitions	1,241	354
Increase from 2016 acquisitions	1,640	688
Pre-opening expense on future developments	—	344
Decrease from sold communities	(1,291)	(727)
Three months ended June 30, 2016	$61,690	$26,166

The increase in same-community revenue of $2.1 million, or 4.2%, was driven from a 2.6% increase in rental rates, a 0.5% improvement in occupancy and a 1.1% growth in other income. Same-community operating expenses increased $1.3 million, or 6.4%, over the prior year due to an increase in real estate taxes, utilities, and general and administrative expenses.

The increase from the 2015 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended June 30, 2016 compared to a partial quarter of operating results during the same period in the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended June 30, 2016 and 2015:

			Segment Revenues
Project	Beds	Fee Type	2016	2015	Difference
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$28	$381	$(353)
Athens - Georgia Heights	292	Development fee	—	44	(44)
Bowles Hall	186	Development fee	313	19	294
Shepherd University	298	Development fee	36	—	36
Purchasing fees	—	Purchasing fee	90	—	90
Third-party development consulting services total			$467	$444	$23

Third-party development consulting services revenue of $0.5 million for the three months ended June 30, 2016 was consistent with the same period in 2015. Third-party development consulting revenue fluctuates based on the number and timing of development jobs.

General and administrative expenses for the segment decreased $0.2 million, or 25.3%, for the three months ended June 30, 2016 compared to the same period in the prior year. General and administrative expenses fluctuate based on the number and timing of development jobs.

Management services

Management services revenue decreased $0.1 million, or 10.6% as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.1 million, or 17.2%, during the three months ended June 30, 2016 when compared to the same period in 2015. This decrease correlates to the decrease in the number of managed communities over the prior year and is partially due to the continued growth of our owned portfolio and a reduction in general and administrative expenses related to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.1 million, or 30.9%, during the three months ended June 30, 2016 over the same period in the prior year. The increase includes approximately $0.6 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $3.2 million, or 20.0%, during the three months ended June 30, 2016 as compared to the same period in the prior year. This increase relates primarily to nine new properties (acquisitions or developments) opened since January 1, 2015, partially offset by sold communities.

Ground lease expense

For the three months ended June 30, 2016, the cost of ground leases increased $0.1 million, or 5.8%, compared to the same period in the prior year. This increase relates primarily to the opening of three communities on the campus of the University of Kentucky in 2015. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Interest expense	$(3,635)	$(5,451)	$1,816	(33.3)%
Amortization of deferred financing costs	(457)	(491)	34	(6.9)%
Interest income	200	67	133	198.5%
Loss on extinguishment of debt	(216)	—	(216)	—%
Total nonoperating income (expenses)	$(4,108)	$(5,875)	$1,767	(30.1)%

Total nonoperating expenses decreased $1.8 million for the three months ended June 30, 2016 compared to the same period in 2015. This decrease is due to a $1.8 million decrease in interest expense over the prior year due to the significant amount of mortgage and construction debt prepaid in 2016.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO available to stockholders and unitholders is defined as FFO adjusted to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions, and severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of GAAP net income to FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income attributable to Education Realty Trust, Inc.	$17,655	$2,917	$34,324	$9,858
Gain on sale of collegiate housing properties	(12,083)	—	(23,956)	—
Real estate related depreciation and amortization	18,695	15,517	35,808	31,040
Equity portion of real estate depreciation and amortization on equity investees	657	423	1,323	843
Noncontrolling interests	(88)	(90)	117	122
FFO available to stockholders and unitholders	24,836	18,767	47,616	41,863

FFO adjustments:
Loss on extinguishment of debt	216	—	10,136	—
Acquisition costs	178	90	238	90
Straight-line adjustment for ground leases	1,187	1,200	2,373	2,401
FFO adjustments	1,581	1,290	12,747	2,491
Core FFO available to stockholders and unitholders	$26,417	$20,057	$60,363	$44,354

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

The following is a reconciliation of our GAAP operating income to NOI for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating income	$9,486	$8,943	$29,702	$22,781
Less: Third-party development services revenue	467	444	950	1,041
Less: Third-party management services revenue	697	780	1,591	1,833
Plus: Development and management services expenses	2,728	2,507	5,249	5,209
Plus: General and administrative expenses	3,079	2,559	6,188	5,198
Plus: Ground leases	2,296	2,170	5,605	5,018
Plus: Depreciation and amortization	19,099	15,911	36,615	31,777
NOI	$35,524	$30,866	$80,818	$67,109

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; and (10) loss on extinguishment of debt. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended June 30, 2016 (in thousands):

	Six Months Ended June 30,	Plus: Year Ended December 31,	Less: Six Months ended June 30,	Trailing Twelve Months ended June 30,
	2016	2015	2015	2016
Net income attributable to Education Realty Trust, Inc. common stockholders	$34,324	$19,911	$9,858	$44,377
Straight line adjustment for ground leases	2,373	4,782	2,401	4,754
Acquisition costs	238	293	90	441
Depreciation and amortization	36,615	68,022	31,777	72,860
Gain on sale of collegiate housing properties	(23,956)	(2,770)	—	(26,726)
Interest expense	8,298	24,449	11,392	21,355
Amortization of deferred financing costs	937	2,089	1,007	2,019
Interest income	(274)	(213)	(105)	(382)
Loss on extinguishment of debt	10,136	403	—	10,539
Income tax expense	140	347	168	319
Noncontrolling interests	(40)	171	65	66
Adjusted EBITDA	$68,791	$117,484	$56,653	$129,622

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

The following is a reconciliation of our GAAP total assets to gross assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Mortgage and construction loans, excluding unamortized premium and deferred financing costs of $947 and $953 as of June 30, 2016 and December 31, 2015, respectively	99,316	205,464
Unsecured term loan, excluding unamortized deferred financing costs of $857 and $982 as of June 30, 2016 and December 31, 2015, respectively	187,500	187,500
Unsecured Senior Notes, excluding unamortized deferred financing costs of $2,192 and $2,322 as of June 30, 2016 and December 31, 2015, respectively	250,000	250,000
Total debt, excluding unamortized premium and deferred financing costs	$536,816	$642,964

Total assets	$2,466,472	$2,001,831
Accumulated depreciation(1)	284,681	270,993
Gross assets	$2,751,153	$2,272,824

Debt to gross assets	19.5%	28.3%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of June 30, 2016, we had $230.4 million cash on hand compared to $33.7 million cash on hand as of December 31, 2015.

During the six months ended June 30, 2016, we generated $60.1 million of cash from operations compared to $45.6 million over the same period in 2015. This increase of $14.5 million is mostly attributable to a $13.7 million increase in community NOI over prior year.

During the six months ended June 30, 2016, we used $260.8 million of cash in investing activities compared to $113.2 million over the same period in 2015. This increase in cash used for investing activities of $147.7 million is mostly attributable to the following:

•	an increase in cash used to acquire collegiate housing properties of $201.3 million, and

•	an increase in cash spent on development activities of $43.0 million, partially offset by

•	an increase in cash generated from the disposition of collegiate housing properties of $95.0 million (three dispositions in 2016 with none in 2015).

During the six months ended June 30, 2016, we generated $397.4 million of cash from financing activities compared to $66.2 million during the same period in 2015. This increase of $331.1 million is mostly attributable to:

•	a significant increase in cash received from common stock offerings of $556.6 million during the six months ended June 30, 2016 compared to the same period in 2015, offset by

•	an increase in repayments of mortgage and construction loans during the six months ended June 30, 2016 of $67.2 million compared to the same period in 2015, and

•	a decrease in net borrowings on the line of credit of $114.0 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.52 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, funds for our active development projects, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing and recycling capital through potential asset sales. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Senior Unsecured Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering program, additional follow on equity offerings or additional offerings of public unsecured notes.

In November 2015, we completed a follow-on equity offering selling 8.1 million shares of our common stock for net proceeds of approximately $270.1 million. This offering, a subsequent offering in January 2016, where we sold an additional 6.3 million shares of our common stock for net proceeds of approximately $215.1 million, and sales of common stock under our 2014 at-the-market equity offering program ("ATM Program") which generated $93.5 million during the six months ended June 30, 2016, improved our leverage metrics and provided additional balance sheet capacity to fund our current development pipeline and future acquisitions and development opportunities.

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

Remaining proceeds from the January 2016 offering and ATM Program proceeds will be used by the Operating Partnership for general corporate purposes, which include funding its development pipeline.

Distributions for the six months ended June 30, 2016 totaled $47.9 million, or $0.68 per share to our stockholders and $0.4 million, or $0.68 per OP Unit, to the Operating Partnership unitholders compared to cash provided by operations of $60.1 million, or $0.84 per weighted average share/unit.

Based on our closing share price of $46.14 on June 30, 2016, our total enterprise value was $3.6 billion. With net debt (total debt less cash) of $306.4 million as of June 30, 2016, our debt to enterprise value was 8.4% compared to 22.0% as of December 31, 2015. With gross assets of $2.8 billion, which excludes accumulated depreciation of $284.7 million, our debt to gross assets ratio was 19.5% as of June 30, 2016 as compared to 28.3% as of December 31, 2015.

ATM Program

In October 2014, we entered into agreements to establish the ATM Program to sell a maximum of $150.0 million in additional shares of EdR common stock. The Trust sold 2.3 million shares under these distribution agreements during the three months ended June 30, 2016 and received net proceeds of $93.5 million. The Trust used the net proceeds to fund its development pipeline and for general corporate purposes.

On May 2, 2016, we entered into agreements to establish a new ATM Program authorized to sell a maximum of $300.0 million in additional shares of EdR common stock. The Trust sold approximately 5.7 million shares under these distribution agreements during the six months ended June 30, 2016 and received net proceeds of approximately $238.3 million. During July 2016, the Trust sold 1.3 million shares for net proceeds of $57.9 million, which exhausted this $300.0 million ATM Program.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of June 30, 2016, we were in compliance with all covenants of the Fifth Amended Revolver and had availability of $500.0 million as no amounts were outstanding. The interest rate applicable to the Fifth Amended Revolver was 1.72% at June 30, 2016.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of June 30, 2016, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 6 to the accompanying condensed consolidated financial statements). As of June 30, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured Senior Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of June 30, 2016, we were in compliance with all covenants.

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

During the six months ended June 30, 2016, we sold the 605 West collegiate housing community located in Durham, North Carolina, which serves Duke University, The Reserve at Athens located in Athens, Georgia, which serves the University of Georgia, and The Commons at Tallahassee located in Tallahassee, Florida, which serves Florida State University. These three communities were sold for a combined gross sales price of approximately $96.6 million (see Note 4 to the accompanying condensed consolidated financial statements). We received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions as reflected in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2016. Prior to the sale, we acquired our joint venture partner's interest in 605 West for $2.1 million.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with cash on hand, working capital, borrowings under construction loans, our Fifth Amended Revolver or secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

During the six months ended June 30, 2016, we completed the following acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 31, 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 12, 2016	1,036	341	$188,500

Combined acquisition costs for these purchases were $0.1 million and are included in general and administrative expenses in the accompanying condensed statements of income and comprehensive income for the six months ended June 30, 2016. These acquisitions were funded from proceeds of property dispositions, the January 2016 follow-on equity offering and proceeds from shares sold under the ATM Program.

During the six months ended June 30, 2016, we entered into binding agreements for the acquisitions of two collegiate housing properties serving Colorado State University, Pura Vida Place and Carriage House, for combined consideration of approximately $24.0 million. The properties have 106 units consisting of 194 beds. These acquisitions are expected to close in the third quarter of 2016. We also entered into an agreement to acquire interests in and provide financing for The Hub at Tucson II development, which will have 311 beds serving the University of Arizona in Tucson, Arizona, and is expected to close in two phases. The first phase is expected to close in the fall of 2016 once development is complete, and the second phase is expected to close in the third quarter of 2017.

Each of the pending or planned acquisitions described above is subject to certain customary closing conditions. We can provide no assurances that these transactions will be completed on the terms we expect or at all.

We currently have thirteen active development projects that we are developing for our ownership with our share of aggregate development costs of $634.5 million. As of June 30, 2016, $217.9 million of the anticipated costs had been funded.

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

Commitments

For the six months ended June 30, 2016, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2015, except for the net decrease in long-term debt (which excludes the Fifth Amended Revolver) of $106.1 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the decrease in long-term debt, our contractual interest obligations have declined $25.0 million since December 31, 2015.

In relation to the binding agreements entered into by the Trust to acquire the three collegiate housing communities mentioned above, the Trust is contractually obligated to pay approximately $74.0 million.

We have entered into four guaranteed maximum price contracts during the six months ended June 30, 2016, which increased our contractual obligations by $105.4 million.

Long-term indebtedness

As of June 30, 2016, 56, or 97%, of our communities were unencumbered by mortgage or construction debt. As of June 30, 2016, we had outstanding long-term indebtedness of $532.8 million (net of unamortized deferred financing costs of $4.0 million). The scheduled future maturities of this indebtedness as of June 30, 2016 were as follows (in thousands):

Year
Six months ending December 31, 2016	$350
2017	60,720
2018	—
2019	103,246
2020	—
2021	122,500
Thereafter	250,000
Total	536,816
Unamortized deferred financing costs	(3,996)
Outstanding as of June 30, 2016, net of unamortized deferred financing costs	$532,820

As of June 30, 2016, the outstanding mortgage and construction debt had a weighted average interest rate of 2.52% and carried an average term to maturity of 1.70 years.

We had no amounts outstanding under the Fifth Amended Revolver as of June 30, 2016. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date by one year subject to certain conditions. The Fifth Amended Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of June 30, 2016 was 1.72%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Our current annual dividend target is $1.52 per share to our stockholders and per OP Unit to the Operating Partnership.

On July 15, 2016, the Board declared a second quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended June 30, 2016. The distributions will be paid on August 15, 2016 to stockholders and unitholders of record at the close of business on July 29, 2016.

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

The following summarizes the Operating Partnership's exposure under such guaranties (amounts in thousands):

		June 30, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,118	n/a	$5,780	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	56,275	8,767	28,138	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,748	7,230	17,374	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2016, $34.3 million had been drawn on the construction loan, of which $6.5 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2016, we had fixed rate debt of $250.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $17.1 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $18.6 million increase in the fair value of our fixed rate debt.

As of June 30, 2016, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the six months ended June 30, 2016, our interest costs would have been approximately $1.5 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2016, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2016, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the six months ended June 30, 2016, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were no repurchases during the three months ended June 30, 2016.

The following table summarizes all of these repurchases during the second quarter of 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	—	$—	—	—
May 1 – 31, 2016	—	$—	—	—
June 1 – 30, 2016	—	$—	—	—
Total	—	$—	—	—
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

During the three months ended June 30, 2016, in connection with the DRSPP, we directed the plan administrator to purchase 268 shares of our common stock in the open market for a total of $11,271 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the second quarter of 2016. We also directed the plan administrator to purchase 349 shares of our common stock for $14,831 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	82	$40.39	—	—
May 1 – 31, 2016	323	$41.95	—	—
June 1 – 30, 2016	212	$43.34	—	—
Total	617	$42.31	—	—
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

Education Realty Trust, Inc.
Date: August 1, 2016	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: August 1, 2016	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc., as supplemented (Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q, filed on November 7, 2014).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Trust’s Quarterly Report on Form 10-Q, filed on November 7, 2014).
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).
4.2
Indenture by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee, dated November 7, 2014 (Incorporated by reference to Exhibit 4.6 the Trust’s and the Operating Partnership’s joint Registration Statement on Form S-3 (File No. 333-199988), filed on November 7, 2014).

4.3
First Supplemental Indenture by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on November 25, 2014).

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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).