Form 10-Q
period 2016-09-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2016-10-31
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of October 28, 2016, Education Realty Trust, Inc. had 73,075,461 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2016 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to "EROP" mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of September 30, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
Form 10-Q
For the Quarter Ended September 30, 2016

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Collegiate housing properties, net	$2,125,140	$1,774,796
Assets under development	162,336	117,384
Cash and cash equivalents	115,486	33,742
Restricted cash	7,492	9,784
Other assets	72,870	66,125
Total assets	$2,483,324	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$61,847	$204,511
Unsecured revolving credit facility	—	—
Unsecured term loan, net of unamortized deferred financing costs	186,706	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,873	247,678
Accounts payable and accrued expenses	125,421	85,670
Deferred revenue	30,981	19,024
Total liabilities	652,828	743,401

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	11,033	13,560

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 73,047,395 and 56,879,003 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	730	569
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,813,980	1,263,603
Retained earnings (accumulated deficit)	—	(21,998)
Accumulated other comprehensive loss	(8,312)	(5,475)
Total Education Realty Trust, Inc. stockholders’ equity	1,806,398	1,236,699
Noncontrolling interests	13,065	8,171
Total equity	1,819,463	1,244,870
Total liabilities and equity	$2,483,324	$2,001,831

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Collegiate housing leasing revenue	$61,877	$54,725	$193,750	$168,842
Third-party development consulting services	778	490	1,728	1,531
Third-party management services	965	865	2,556	2,698
Operating expense reimbursements	2,605	2,109	6,710	6,571
Total revenues	66,225	58,189	204,744	179,642
Operating expenses:
Collegiate housing leasing operations	32,512	28,444	83,567	75,452
Development and management services	2,716	3,019	7,965	8,228
General and administrative	2,701	1,434	8,889	6,632
Depreciation and amortization	22,336	17,828	58,951	49,605
Ground lease expense	3,224	2,938	8,829	7,956
Other operating income	(1,100)	—	(1,100)	—
Reimbursable operating expenses	2,605	2,109	6,710	6,571
Total operating expenses	64,994	55,772	173,811	154,444

Operating income	1,231	2,417	30,933	25,198

Nonoperating (income) expenses:
Interest expense	3,811	6,223	12,109	17,615
Amortization of deferred financing costs	443	520	1,380	1,527
Interest income	(155)	(39)	(429)	(144)
Loss on extinguishment of debt	475	—	10,611	—
Total nonoperating expenses	4,574	6,704	23,671	18,998
Income (loss) before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	(3,343)	(4,287)	7,262	6,200
Equity in losses of unconsolidated entities	(480)	(427)	(617)	(823)
Income (loss) before income taxes and gain on sale of collegiate housing properties	(3,823)	(4,714)	6,645	5,377
Income tax expense	84	157	224	325
Income (loss) before gain on sale of collegiate housing properties	(3,907)	(4,871)	6,421	5,052
Gain on sale of collegiate housing properties	—	—	23,956	—
Net income (loss)	(3,907)	(4,871)	30,377	5,052
Less: Net loss attributable to the noncontrolling interests	(374)	(151)	(414)	(86)
Net income (loss) attributable to Education Realty Trust, Inc.	$(3,533)	$(4,720)	$30,791	$5,138

See accompanying notes to the condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$(3,907)	$(4,871)	$30,377	$5,052
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	1,651	(3,081)	(2,837)	(3,429)
Comprehensive income (loss)	(2,256)	(7,952)	27,540	1,623
Less: Comprehensive loss attributable to the noncontrolling interests	(374)	(151)	(414)	(86)
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$(1,882)	$(7,801)	$27,954	$1,709

Earnings per share information:
Net income (loss) attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted	$(0.05)	$(0.10)	$0.45	$0.11

Distributions per share of common stock	$0.38	$0.37	$1.12	$1.09

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	73,205	48,526	67,979	48,406
Weighted average common shares outstanding – diluted	73,205	48,526	68,281	48,726

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Proceeds from issuance of common stock, net of offering costs	339,557	4	11,699	—	—	—	11,703
Amortization of restricted stock and long-term incentive plan awards	10,807	—	1,429	—	—	—	1,429
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Cash dividends	—	—	(52,602)	—	—	(163)	(52,765)
Contributions from noncontrolling interests	—	—	—	—	—	2,913	2,913
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	422	—	—	—	422
Comprehensive income (loss)	—	—	—	5,138	(3,429)	(100)	1,609
Balance, September 30, 2015	48,362,091	$484	$996,039	$(36,771)	$(7,894)	$5,679	$957,537

Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Proceeds from issuance of common stock, net of offering costs	16,151,647	161	625,146	—	—	—	625,307
Amortization of restricted stock and long-term incentive plan awards	5,945	—	2,201	—	—	—	2,201
Common stock issued to officers and directors	10,800	—	450	—	—	—	450
Cash dividends	—	—	(66,844)	(8,793)	—	(125)	(75,762)
Contributions from noncontrolling interests	—	—	—	—	—	13,502	13,502
Purchase of noncontrolling interests	—	—	(8,442)	—	—	(8,237)	(16,679)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,134)	—	—	—	(2,134)
Comprehensive income (loss)	—	—	—	30,791	(2,837)	(246)	27,708
Balance, September 30, 2016	73,047,395	$730	$1,813,980	$—	$(8,312)	$13,065	$1,819,463

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$30,377	$5,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,951	49,605
Loss on disposal of assets	69	—
Gain on sale of collegiate housing properties	(23,956)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,556	3,596
Loss on extinguishment of debt	10,611	—
Amortization of deferred financing costs	1,380	1,527
Amortization of unamortized debt premiums	(49)	(632)
Distributions of earnings from unconsolidated entities	249	233
Noncash compensation expense related to stock-based incentive awards	2,978	2,032
Equity in losses of unconsolidated entities	617	823
Change in operating assets and liabilities (net of acquisitions)	14,839	4,001
Net cash provided by operating activities	99,622	66,237

Investing activities:
Property acquisitions	(267,425)	(57,876)
Purchase of corporate assets	(1,029)	(728)
Restricted cash	2,292	(100)
Investment in collegiate housing properties	(19,407)	(11,517)
Proceeds from sale of collegiate housing properties	94,951	—
Advances under notes receivable	—	(2,069)
Collections on notes receivable	1,667	—
Earnest money deposits	(400)	(335)
Investment in assets under development	(213,518)	(138,165)
Distributions from unconsolidated entities	266	692
Investments in unconsolidated entities	—	(575)
Net cash used in investing activities	(402,603)	(210,673)

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30,
	2016	2015
Financing activities:
Payment of mortgage and construction loans	(183,687)	(67,799)
Borrowings under construction loans	40,963	51,875
Debt issuance costs	(607)	(756)
Debt extinguishment costs	(10,290)	—
Borrowings on line of credit	—	199,000
Repayments of line of credit	—	(2,000)
Proceeds from issuance of common stock	625,242	10,881
Payment of offering costs	(766)	(221)
Purchase and return of equity to noncontrolling interests	(19,589)	—
Contributions from noncontrolling interests	10,540	2,936
Dividends and distributions paid to common and restricted stockholders	(75,637)	(52,602)
Dividends and distributions paid to noncontrolling interests	(462)	(881)
Repurchases of common stock for payments of restricted stock tax withholding	(315)	(213)
Redemption of OP Units for cash	(667)	—
Net cash provided by financing activities	384,725	140,220
Net increase (decrease) in cash and cash equivalents	81,744	(4,216)
Cash and cash equivalents, beginning of period	33,742	18,385
Cash and cash equivalents, end of period	$115,486	$14,169

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$9,854	$15,561
Income taxes paid	$238	$32

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$938	$960
Capital expenditures in accounts payable and accrued expenses related to developments	$30,022	$21,371

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Collegiate housing properties, net	$2,125,140	$1,774,796
Assets under development	162,336	117,384
Cash and cash equivalents	115,486	33,742
Restricted cash	7,492	9,784
Other assets	72,870	66,125
Total assets	$2,483,324	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized premium and deferred financing costs	$61,847	$204,511
Unsecured revolving credit facility	—	—
Unsecured term loans, net of unamortized deferred financing costs	186,706	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,873	247,678
Accounts payable and accrued expenses	125,421	85,670
Deferred revenue	30,981	19,024
Total liabilities	652,828	743,401

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	8,326	8,312

Redeemable noncontrolling interests	2,707	5,248

Partners' capital:
General partner - 6,920 units outstanding as of September 30, 2016 and December 31, 2015	183	184
Limited partners - 73,040,475 and 56,872,083 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,814,527	1,241,990
Accumulated other comprehensive loss	(8,312)	(5,475)
Total partners' capital	1,806,398	1,236,699
Noncontrolling interests	13,065	8,171
Total partners' capital	1,819,463	1,244,870
Total liabilities and partners' capital	$2,483,324	$2,001,831

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Collegiate housing leasing revenue	$61,877	$54,725	$193,750	$168,842
Third-party development consulting services	778	490	1,728	1,531
Third-party management services	965	865	2,556	2,698
Operating expense reimbursements	2,605	2,109	6,710	6,571
Total revenues	66,225	58,189	204,744	179,642
Operating expenses:
Collegiate housing leasing operations	32,512	28,444	83,567	75,452
Development and management services	2,716	3,019	7,965	8,228
General and administrative	2,701	1,434	8,889	6,632
Depreciation and amortization	22,336	17,828	58,951	49,605
Ground lease expense	3,224	2,938	8,829	7,956
Other operating income	(1,100)	—	(1,100)	—
Reimbursable operating expenses	2,605	2,109	6,710	6,571
Total operating expenses	64,994	55,772	173,811	154,444

Operating income	1,231	2,417	30,933	25,198

Nonoperating (income) expenses:
Interest expense	3,811	6,223	12,109	17,615
Amortization of deferred financing costs	443	520	1,380	1,527
Interest income	(155)	(39)	(429)	(144)
Loss on extinguishment of debt	475	—	10,611	—
Total nonoperating expenses	4,574	6,704	23,671	18,998
Income (loss) before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	(3,343)	(4,287)	7,262	6,200
Equity in losses of unconsolidated entities	(480)	(427)	(617)	(823)
Income (loss) before income taxes and gain on sale of collegiate housing properties	(3,823)	(4,714)	6,645	5,377
Income tax expense	84	157	224	325
Income (loss) before gain on sale of collegiate housing properties	(3,907)	(4,871)	6,421	5,052
Gain on sale of collegiate housing properties	—	—	23,956	—
Net income (loss)	(3,907)	(4,871)	30,377	5,052
Less: Net loss attributable to the noncontrolling interests	(360)	(133)	(511)	(119)
Net income (loss) attributable to Education Realty Operating Partnership L.P.	$(3,547)	$(4,738)	$30,888	$5,171

See accompanying notes to the condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$(3,907)	$(4,871)	$30,377	$5,052
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	1,651	(3,081)	(2,837)	(3,429)
Comprehensive income (loss)	(2,256)	(7,952)	27,540	1,623
Less: Comprehensive loss attributable to the noncontrolling interests	(360)	(133)	(511)	(119)
Comprehensive income (loss) attributable to unitholders	$(1,896)	$(7,819)	$28,051	$1,742

Earnings per unit information:
Net income (loss) attributable to unitholders – basic and diluted	$(0.05)	$(0.10)	$0.45	$0.11

Distributions per unit	$0.38	$0.37	$1.12	$1.09

Weighted average units outstanding:
Weighted average units outstanding – basic	73,399	48,775	68,182	48,657
Weighted average units outstanding – diluted	73,399	48,775	68,281	48,726

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Vesting of restricted stock and restricted stock units	—	—	12,300	408	—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	339,557	11,703	—	—	11,703
Amortization of restricted stock and long-term incentive plan awards	—	—	10,807	1,429	—	—	1,429
Distributions	—	(8)	—	(52,594)	—	(163)	(52,765)
Contributions from noncontrolling interests	—	—	—	—	—	2,913	2,913
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	422	—	—	422
Comprehensive income (loss)	—	1	—	5,137	(3,429)	(100)	1,609
Balance, September 30, 2015	6,920	$184	48,355,171	$959,568	$(7,894)	$5,679	$957,537

Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Vesting of restricted stock and restricted stock units	—	—	10,800	450	—	—	450
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	16,151,647	625,307	—	—	625,307
Amortization of restricted stock and long-term incentive plan awards	—	—	5,945	2,201	—	—	2,201
Distributions	—	(3)	—	(75,634)	—	(125)	(75,762)
Contributions from noncontrolling interests	—	—	—	—	—	13,502	13,502
Purchase of noncontrolling interests	—	—	—	(8,442)	—	(8,237)	(16,679)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,134)	—	—	(2,134)
Comprehensive income (loss)	—	2	—	30,789	(2,837)	(246)	27,708
Balance, September 30, 2016	6,920	$183	73,040,475	$1,814,527	$(8,312)	$13,065	$1,819,463

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$30,377	$5,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,951	49,605
Loss on disposal of assets	69	—
Gain on sale of collegiate housing properties	(23,956)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,556	3,596
Loss on extinguishment of debt	10,611	—
Amortization of deferred financing costs	1,380	1,527
Amortization of unamortized debt premiums	(49)	(632)
Distributions of earnings from unconsolidated entities	249	233
Noncash compensation expense related to stock-based incentive awards	2,978	2,032
Equity in losses of unconsolidated entities	617	823
Change in operating assets and liabilities (net of acquisitions)	14,839	4,001
Net cash provided by operating activities	99,622	66,237

Investing activities:
Property acquisitions	(267,425)	(57,876)
Purchase of corporate assets	(1,029)	(728)
Restricted cash	2,292	(100)
Investment in collegiate housing properties	(19,407)	(11,517)
Proceeds from sale of collegiate housing properties	94,951	—
Advances under notes receivable	—	(2,069)
Collections on notes receivable	1,667	—
Earnest money deposits	(400)	(335)
Investment in assets under development	(213,518)	(138,165)
Distributions from unconsolidated entities	266	692
Investments in unconsolidated entities	—	(575)
Net cash used in investing activities	(402,603)	(210,673)

Financing activities:
Payment of mortgage and construction loans	(183,687)	(67,799)
Borrowings under construction loans	40,963	51,875
Debt issuance costs	(607)	(756)
Debt extinguishment costs	(10,290)	—
Borrowings on line of credit	—	199,000
Repayments of line of credit	—	(2,000)
Proceeds from issuance of common units in exchange for contributions	625,242	10,881
Payment of offering costs	(766)	(221)
Purchase and return of equity to noncontrolling interests	(19,589)	—

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30,
	2016	2015
Contributions from noncontrolling interests	10,540	2,936
Distributions paid on unvested restricted stock and long-term incentive plan awards	(288)	(138)
Distributions paid to unitholders	(75,349)	(52,464)
Distributions paid to noncontrolling interests	(462)	(881)
Repurchases of units for payments of restricted stock tax withholding	(315)	(213)
Redemption of OP Units for cash	(667)	—
Net cash provided by financing activities	384,725	140,220
Net increase (decrease) in cash and cash equivalents	81,744	(4,216)
Cash and cash equivalents, beginning of period	33,742	18,385
Cash and cash equivalents, end of period	$115,486	$14,169

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$9,854	$15,561
Income taxes paid	$238	$32

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$938	$960
Capital expenditures in accounts payable and accrued expenses related to developments	$30,022	$21,371

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and description of business

Education Realty Trust, Inc. ("EdR" and, collectively with its consolidated subsidiaries, the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations effective with the initial public offering that was completed on January 31, 2005. Through the Trust's controlling interest in both the sole general partner and the majority owning limited partner of Education Realty Operating Partnership L.P. ("EROP" and, collectively with its consolidated subsidiaries, the "Operating Partnership"), the Trust is one of the largest developers, owners and managers of collegiate housing communities in the United States in terms of beds owned and under management. The Trust is a self-administered and self-managed real estate investment trust ("REIT") that is publicly traded on the New York Stock Exchange under the ticker symbol "EDR." Under the Articles of Incorporation, as amended, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of September 30, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated joint venture University Village-Greensboro LLC (see Note 5), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. As of September 30, 2016 and December 31, 2015, the outstanding balance was $0.5 million for both periods. The loan is secured by CPA's interest in the joint venture.

On March 20, 2015, the Trust provided a $1.7 million promissory loan to Concord Eastridge, Inc, the Trust's partner in the joint venture at Roosevelt Point, at an interest rate equal to 2% plus the London InterBank Offered Rate ("LIBOR") per annum compounded monthly and a maturity date of March 1, 2017. The loan was secured by Concord Eastridge's interest in the joint venture. As of December 31, 2015, $1.7 million was outstanding. In February 2016, the Trust acquired Concord Eastridge, Inc.'s remaining partnership interest for $4.9 million in cash. The outstanding promissory loan was repaid in full at closing.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the nine months ended September 30, 2016 and 2015, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the nine months ended September 30, 2016 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income.

During August 2016, the Trust committed and finalized plans to demolish and redevelop the off-campus community Players Club, which serves Florida State University. Redevelopment and construction costs are expected to be $37.5 million, with construction beginning in May 2017 subsequent to the current leasing cycle. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $1.2 million of accelerated depreciation during the three and nine months ended September 30, 2016 related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the three and nine month periods ending September 30, 2016 is $0.02. For the year ended December 31, 2016, the Trust estimates recording accelerated depreciation of $3.0 million ($1.8 million estimated for the three months ending December 31, 2016) with an additional $3.0 million of accelerated depreciation to be recorded in 2017.

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

During October 2014, the Trust entered into distribution agreements in connection with the establishment of an at-the-market equity offering program ("ATM Program") pursuant to which EdR could, from time to time, sell a maximum of $150.0 million in additional shares of its common stock. The Trust sold approximately 2.3 million shares under these distribution agreements during the nine months ended September 30, 2016 and received net proceeds of approximately $93.5 million. The Trust sold 0.3 million shares under these distribution agreements during the nine months ended September 30, 2015 and received net proceeds of $10.6 million.

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

On March 24, 2016, EdR issued approximately 0.5 million shares of its common stock for a total of approximately $20.0 million pursuant to the direct stock purchase component of the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

On May 2, 2016, the Trust entered into distribution agreements in connection with the establishment of a new ATM Program pursuant to which EdR could, from time to time, sell a maximum of $300.0 million in additional shares of its common stock. The Trust sold approximately 7.0 million shares under these distribution agreements during the nine months ended September 30, 2016 and received net proceeds of approximately $296.2 million.

On August 1, 2016, the Trust entered into equity distribution agreements to establish a new ATM Program whereby EdR is authorized to sell a maximum of $300.0 million in shares of its common stock. Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties, and through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. During the three months ended September 30, 2016, the Trust entered into six Forward Agreements to sell an aggregate of 4.5 million shares of common stock at a weighted average initial forward price of $43.74 per share, net of offering fees and discounts. The final sales price and proceeds to be received by the Trust from the sales under each Forward Agreement will be determined on the applicable date of settlement, with adjustments during the term of the contract for dividends as well as for a daily interest factor that varies with changes in the federal funds rate. The Trust generally has the ability to determine the dates and method of settlement, subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Trust currently expects to fully physically settle each Forward Agreement on one or more dates specified by the Trust prior to the maturity date of the applicable Forward Agreement, in which case the Trust expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock underlying the applicable Forward Agreement multiplied by the relevant forward sale price. However, subject to certain exceptions, the Trust may also elect, in its discretion, to cash settle or net share settle a particular Forward Agreement, in which case the Trust may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Trust may owe cash (in the case of cash settlement) or shares of EdR (in the case of net share settlement) to the relevant counterparty. Settlement of each Forward Agreement currently in place will occur on one or more dates not later than December 29, 2017. The Trust accounts for shares of EdR common stock reserved for issuance upon settlement of each Forward Agreement as equity. Before the issuance of shares of EdR common stock, if any, upon physical or net share settlement of the Forward Agreements, the Trust expects that the shares issuable upon settlement of the Forward Agreements will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of EdR common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Agreements over the number of shares of common stock that could be purchased by the Company in the open market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Trust physically or net share settles any Forward Agreement, the delivery of shares of our common stock would result in an increase in the number of shares outstanding and dilution to basic earnings per share.

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

The Trust had no unrecognized tax benefits as of September 30, 2016 and December 31, 2015. The Trust and its subsidiaries file federal and state income tax returns. As of September 30, 2016, open tax years generally included tax years for 2013, 2014 and 2015. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the nine months ended September 30, 2016 and 2015, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the carrying value of the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through September 30, 2016. The carrying value of goodwill was $3.1 million as of September 30, 2016 and December 31, 2015, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. The carrying value of other intangible assets was $8.5 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

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

Earnings per share

Earnings per Share - The Trust

Basic earnings per share is calculated by dividing net income available to common stockholders by weighted average shares of common stock outstanding, including outstanding units in the Operating Partnership designated as LTIP Units ("LTIP Units"). Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock and LTIP Units being included in the computation of basic earnings per share for all periods presented.

Earnings per OP Unit - EROP

Basic earnings per unit is calculated by dividing net income available to unitholders by the weighted average number of OP Units and LTIP Units outstanding. Diluted earnings per unit is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. EROP follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.

Recent accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and will be applied retrospectively. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption is permitted. The Trust is currently evaluating the impact of this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year. The Trust early adopted the amendments during the three months ended September 30, 2016 effective as of January 1, 2016 as permitted by the ASU. The amendments were applied using a combination of the modified retrospective transition method, retrospective application or prospectively depending on the applicable amendment being adopted. The adoption of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

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

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2016 Acquisitions

During the nine months ended September 30, 2016, the Trust completed the following five collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 2016	1,038	341	$188,500
Pura Vida Place	Colorado State University, Colorado	August 2016	100	52	$12,000
Carriage House	Colorado State University, Colorado	August 2016	94	54	$12,000
Urbane	University of Arizona, Arizona	September 2016	311	104	$50,000

Combined acquisition costs for these purchases were $0.3 million and are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2016. These acquisitions were funded from proceeds of the sale of 605 West (see Note 4), the follow-on equity offering completed in January 2016 (see Note 2) and shares sold under the ATM program (see Note 2).

Due to the timing of the completion of the acquisitions, work is still ongoing to determine the fair value of the assets and liabilities as of the respective acquisition dates, and as a result, the following amounts are preliminary. Below is the preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

	Lokal	The Hub at Madison	Pura Vida Place	Carriage House	Urbane	Total
Collegiate housing property	$23,371	$189,291	$10,976	$11,037	$46,203	$280,878
In-place leases	1,131	4,129	1,024	963	3,780	11,027
Other assets	3	87	5	4	18	117
Current liabilities	(148)	(7,442)	(144)	(67)	(584)	(8,385)
Total net assets acquired	$24,357	$186,065	$11,861	$11,937	$49,417	$283,637

The $3.5 million difference between the contracted price of $287.1 million and the net assets set forth in the table above includes contingent consideration estimated at $5.3 million representing additional purchase price related to future operating performance of the applicable property and future tax assessments. Of this amount, $3.1 million was paid out subsequent to the acquisition. At September 30, 2016, the remaining contingent consideration of $1.0 million was determined based on the probability of achieving of certain operating performance metrics; the estimated range of possible outcomes is between $0.0 million and $1.0 million. During the three months ended September 30, 2016, a $1.1 million adjustment was recorded in other operating income to reduce the contingent consideration liability to estimated fair value based on the range of possible outcomes. The remaining difference between the contracted price and the net assets set forth above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In connection with the acquisition of Urbane, the Trust formed a limited liability company to acquire an interest in the legal entity owning the collegiate housing property. In addition to the $10.0 million capital contribution, the Trust advanced $23.6 million to the seller. Under the terms of the agreement, the Trust has a call exercisable on September 8, 2017 to acquire the remaining ownership interest from the seller and the seller similarly has a put to sell their interests to the Trust. The exercise price is substantially fixed and the exercise dates are within one month of each other. The Trust evaluated the LLC as a VIE and determined they were the primary beneficiary because it directs the activities that most significantly impact the economic performance of the entity. Therefore the Trust has consolidated the VIE from the date of acquisition.

Additionally, the Trust has evaluated the put and call arrangement related to the acquisition and determined the noncontrolling interests represent a liability as the Trust has the risks and rewards of owning the noncontrolling interests because of the substantially fixed exercise prices and stated exercise dates and therefore the economic substance is a financing arrangement. The Trust has recorded the liability at the present value of the fixed price settlement amount ($16.4 million reflected in accounts payable and accrued expenses) and will accrete the liability to the fixed price over the contractual term. Accordingly, no earnings have been attributed to noncontrolling interests in the accompanying condensed consolidated statement of net income and comprehensive income.

The unaudited pro forma information had the acquisition date been January 1, 2015 is as follows (in thousands, except per share and per unit amounts):

	Nine months ended September 30,
	2016 (1)	2015 (2)
Total revenue attributable to the Trust and EROP	$209,479	$182,185
Net income attributable to the Trust	$26,020	$3,461
Net income per share attributable to common shareholders - basic and diluted	$0.38	$0.07

Net income attributable to EROP	$26,105	$3,482
Net income per unit attributable to unitholders - basic and diluted	$0.38	$0.07
(1) As Urbane first opened for the 2016/2017 lease year (September 2016), supplemental pro forma revenue and net income information is not available for the period January 1, 2015 - September 30, 2015.
(2) As the Lokal and the Hub at Madison first opened for the 2015/2016 lease year (August 2015), supplemental pro forma revenue and net income information only includes two months of operations.

2015 Acquisitions

During the year ended December 31, 2015, the Trust completed the following two collegiate housing property acquisitions:

		Acquisition			Contract Price
Name	Primary University Served	Date	# of Beds	# of Units	(in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	Sept. 2015	317	84	$48,800

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

In connection with the acquisition of the The Province at Boulder, the Trust entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allowed the Trust to defer for tax purposes gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediary is the legal owner of the property; however, the Trust controlled the activities that most significantly impact the property and retained all of the economic benefits and risks associated with the property. Therefore, at the date of the acquisition, it was determined that the Trust was the primary beneficiary of this VIE and consolidated the property and its operations as of the respective acquisition date. As of December 31, 2015, this VIE had total assets of $48.6 million and liabilities of $0.3 million. The reverse Section 1031 like-kind exchange was completed during March 2016 in connection with the sale of 605 West (see Note 4). The Trust is now the legal owner of The Province at Boulder.

The unaudited pro forma financial information had the acquisition date for the 2015 acquisitions been January 1, 2014 of the respective year as follows and is not indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Nine months ended September 30,
	2015	2014
Total revenue attributable to the Trust and EROP	$182,238	$160,311
Net income attributable to the Trust	$6,210	$24,767
Net income per share attributable to common shareholders - basic	$0.13	$0.60
Net income per share attributable to common shareholders - diluted	$0.13	$0.59

Net income attributable to EROP	$6,248	$25,024
Net income per unit attributable to unitholders - basic and diluted	$0.13	$0.60

A summary of actual revenue and net income from the 2016 and 2015 property acquisitions included in the accompanying condensed consolidated statements of income and comprehensive income since the respective dates of acquisition is as follows (in thousands):

	Nine months ended September 30,
	2016	2015
2016 Acquisitions
Revenue	$4,890	$—
Net income	$2,873	$—

2015 Acquisitions
Revenue	$3,712	$492
Net income	$2,458	$324

Development of collegiate housing properties

During the nine months ended September 30, 2016, the Trust completed the development of the following communities which opened for the 2016/2017 lease year. The costs incurred as of September 30, 2016 for the owned communities represent the balance capitalized in collegiate housing properties, net as of September 30, 2016 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of September 30, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2016		Three months ended September 30, 2016
Holmes Hall and Boyd Hall	University of Kentucky	1,141	$85,520	$339	$1,900	$178	$479
Retreat at Blacksburg - Phase I & II	Virginia Tech	829	64,523	143	709	69	155
Retreat at Oxford - Phase II	University of Mississippi	350	26,745	58	590	19	141
Total		2,320	$176,788	$540	$3,199	$266	$775

During prior years, the Trust developed the following communities which opened for the 2015/2016 lease year. The costs incurred represent the balance capitalized in collegiate housing properties, net as of December 31, 2015 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2015	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2015		Three months ended September 30, 2015
Woodland Glen III, IV & V	University of Kentucky	1,610	$103,458	$353	$2,414	$163	$558
The Oaks on the Square - Phase IV	University of Connecticut	391	44,325	301	633	193	228
The Retreat at Louisville	University of Louisville	656	43,935	176	568	60	186
Total - owned communities		2,657	191,718	830	3,615	416	972
Georgia Heights (1)	University of Georgia	292	51,639	216	273	89	54
Total joint ventures		292	51,639	216	273	89	54
Total		2,949	$243,357	$1,046	$3,888	$505	$1,026
(1) The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community. The Trust does not consolidate the joint venture and its investment in the community of $10.1 million and $10.4 million as of September 30, 2016 and December 31, 2015, respectively, is classified as other assets in the accompanying condensed consolidated balance sheets.

The following represents a summary of active developments as of September 30, 2016, including internal development costs and interest costs capitalized (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of September 30, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2016		Three months ended September 30, 2016
University Flats	University of Kentucky	771	40,791	161	665	59	334
Lewis Hall	University of Kentucky	346	8,961	154	80	50	52
Boise State University	Boise State University	656	13,017	169	114	41	80
SkyVue	Michigan State University	824	49,806	167	710	41	333
The Local: Downtown	Texas State University	304	12,524	142	205	31	56
Avid Square	Oklahoma State University	475	13,686	85	103	31	40
Northern Michigan University	Northern Michigan University	1,200	4,380	145	14	123	13
Maplewood	Cornell University	850	1,218	36	8	27	7
University of Pittsburgh	University of Pittsburgh	723	15,375	66	93	66	93
Players Club Redevelopment	Florida State University	592	831	46	12	13	8
Undeveloped land		—	1,747	—	—	—	—
Total active projects under development		6,741	$162,336	$1,171	$2,004	$482	$1,016

As of September 30, 2016, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $354.1 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the nine months ended September 30, 2016, the following communities were sold for approximately $96.6 million. The Trust received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

The net income attributable to these properties is included in the continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

Name	Primary University Served	Disposition Date	# of Beds	# of Units	Gross Sales Price (in thousands)
605 West	Duke University	March 2016	384	340	$54,550
The Reserve at Athens	University of Georgia	June 2016	612	200	25,000
The Commons at Tallahassee	Florida State University	June 2016	732	252	17,000

5. Investments in unconsolidated entities

As of September 30, 2016 and December 31, 2015, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the unconsolidated joint ventures for the nine months ended September 30, 2016 and 2015 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the nine months ended September 30,	2016	2015
Revenues	$26,748	$26,776
Net loss(1)	$(781)	$(1,766)
Equity in losses of unconsolidated entities	$(617)	$(823)
(1) Net loss for the period equals loss from continuing operations.

As of September 30, 2016 and December 31, 2015, the Trust had $26.8 million and $28.1 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, liabilities are recorded totaling $1.9 million and $2.0 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the LIBOR plus an applicable margin based upon our leverage. As of September 30, 2016, the interest rate applicable to the Fifth Amended Revolver was 1.78%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on amounts outstanding. As of September 30, 2016, there was no outstanding balance under the Fifth Amended Revolver, thus, our remaining availability was $500.0 million.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of September 30, 2016, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At September 30, 2016 and December 31, 2015, the outstanding balance under the Term Loans was $186.7 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.8 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of September 30, 2016, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 10). As of September 30, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30%

plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At September 30, 2016 and December 31, 2015, the outstanding balance under the Unsecured Senior Notes was $247.9 million and $247.7 million, respectively, which is presented net of unamortized deferred financing costs of $2.1 million and $2.3 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2016, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of September 30, 2016 and December 31, 2015, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (dollars in thousands):

	Outstanding Balance at
Property	September 30, 2016	December 31, 2015	Interest Rate at September 30, 2016		Interest Rate Type	Maturity Date
Master Secured Credit Facility	$—	$75,858	n/a

The Centre at Overton Park	—	22,351	n/a
University Towers	33,125	33,650	2.66%		Variable	7/1/2017	(2)
Mortgage Debt	33,125	56,001	2.66%	(1)

The Retreat at Louisville	—	35,672	n/a
The Oaks on the Square - Phase IV	29,615	27,553	2.53%		Variable	10/20/2017
The Retreat at Blacksburg - Phase I	—	10,380	n/a
Construction Loans	29,615	73,605	2.53%	(1)

Total mortgage and construction debt / weighted average rate	62,740	205,464	2.60%	(1)
Unamortized premium and deferred financing costs	(893)	(953)
Total net of unamortized premium and deferred financing costs	61,847	204,511
Less current portion	(33)	(35,446)
Total mortgage and construction debt, net of current portion	$61,814	$169,065
(1) Represents the weighted average interest rate as of September 30, 2016.
(2) During the nine months ended September 30, 2016, the Operating Partnership extended the mortgage debt for one year and incurred an extension fee of approximately $67 thousand.

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

On September 27, 2016, the Operating Partnership repaid in full variable rate construction debt with an outstanding principal balance of $49.3 million related to the development of The Retreat at Blacksburg. The effective interest rate at the repayment date was 2.58% and the loan was scheduled to mature on February 4, 2019.

All mortgage and construction loans contain customary financial covenants, such as minimum debt service ratios. As of September 30, 2016, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Balance, beginning of period	$204,511	$248,128
Additions to principal	40,963	65,491
Repayments of principal	(183,687)	(108,179)
Amortization of debt premium	(49)	(843)
Write-off of debt premium related to debt pay off	(523)	(70)
(Increase) decrease in deferred financing costs, net	632	(16)
Balance, end of period	$61,847	$204,511

The scheduled maturities of outstanding indebtedness (excluding the Fifth Amended Revolver) as of September 30, 2016 are as follows (in thousands):

Year
2016 (three months ending December 31, 2016)	$175
2017	62,565
2018	—
2019	65,000
2020	—
2021	122,500
Thereafter	250,000
Total	500,240
Unamortized deferred financing costs	(3,814)
Outstanding as of September 30, 2016, net of unamortized deferred financing costs	$496,426

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		September 30, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,029	n/a	$5,757	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	56,058	8,767	28,029	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,895	7,230	17,448	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of September 30, 2016, $36.5 million had been drawn on the construction loan, of which $6.9 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of September 30, 2016. the Trust had no reimbursable predevelopment costs. As of December 31, 2015, the Trust had reimbursable predevelopment costs of $1.9 million which are reflected in other assets in the accompanying condensed consolidated balance sheets.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of September 30, 2016, EROP had entered into four joint venture agreements to develop, own and manage the following collegiate housing communities: The Local: Downtown near Texas State University, SkyVue near Michigan State University, Avid Square near Oklahoma State University, and our community near University of Pittsburgh. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partner's investments in The Local: Downtown, SkyVue, Avid Square, and Pittsburgh joint ventures are accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in partner's capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income.

In connection with the acquisition of The Hub at Madison (see Note 3), the Trust, through a joint venture, acquired a controlling interest in the legal entity owning the collegiate housing property. At September 30, 2016, the partner’s interest (1.6%) in the joint venture was accounted for as noncontrolling interests in the accompanying condensed consolidated balance sheets and statements of changes in partner’s capital and noncontrolling interests and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income.

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

At December 31, 2015, EROP held a 95% ownership interest in the Roosevelt Point collegiate housing property serving Arizona State University: Downtown Phoenix Campus, a 75% ownership interest in The Retreat at Louisville collegiate housing property serving The University of Louisville, and a 75% ownership interest in The Retreat at Blacksburg near Virginia Tech. During the nine months ended September 30, 2016, EROP purchased the remaining 5% ownership interest in Roosevelt Point, 25% ownership interest in The Retreat at Louisville, and 25% ownership interest in The Retreat at Blacksburg.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of September 30, 2016, there were 69,086 University Towers Operating Partnership Units outstanding.

The following table sets forth activity with the redeemable noncontrolling interests for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Beginning balance	$5,248	$4,431
Net income (loss)	(265)	(19)
Contributions from redeemable noncontrolling interests	117	26
Adjustments to report redeemable noncontrolling interests at fair value	614	496
Purchase and return of equity to noncontrolling partner's interest	(2,910)	—
Distributions	(97)	(334)
Ending balance	$2,707	$4,600

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2016 and December 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Redeemable Limited Partner Units: The OP Units that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2016 and December 31, 2015, EROP reported the redeemable limited partner units at fair value, which was greater than historical cost.

During the nine months ended September 30, 2016, 25,000 OP Units were redeemed for 25,000 shares of the Trust's common stock and 14,611 OP units were redeemed for cash. During the nine months ended September 30, 2015, 25,000 OP Units were redeemed for 25,000 shares of the Trust's common stock. As of September 30, 2016 and December 31, 2015, there were 184,697 and 224,308 OP Units outstanding, respectively.

Below is a table summarizing the activity of redeemable limited partner units for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Beginning balance	$8,312	$10,081
Net income	97	33
Distributions	(239)	(386)
Reclassification of vested LTIP Units to redeemable limited partner	244	—
Redemption of limited partner units	(1,605)	(960)
Adjustments to report redeemable limited partner units at fair value	1,517	(918)
Ending balance	$8,326	$7,850

The Trust

The Trust accounts for the joint ventures noted above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include the third-party equity interests in the joint venture properties at The Local: Downtown, SkyVue, Avid Square and University of Pittsburgh as discussed above, which are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets. The Trust's equity interests in the joint venture properties at Roosevelt Point, The Retreat at Louisville and The Retreat at Blacksburg are presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets at December 31, 2015.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying condensed consolidated balance sheets of EROP; and (2) the University Towers Operating Partnership Units which are presented as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2016 and December 31, 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan authorizes the grant of the 105,000 shares that remained available for grant under the previous plan, as well as 1,049,167 additional shares. As of September 30, 2016, the Trust had 509,812 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. As of September 30, 2016 and December 31, 2015, unearned compensation related to restricted stock totaled $0.1 million and $0.2 million, respectively, and will be recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the nine months ended September 30, 2016 and 2015, compensation expense of $0.2 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. During the three months ended September 30, 2016 and 2015, compensation expense of $0.1 million for each period was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. As of September 30, 2016 and December 31, 2015, unearned compensation related to RSUs totaled $0.2 million and $0.6 million, respectively, and will be recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the nine months ended September 30, 2016 and 2015, compensation expense of $0.4 million and $0.7 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. During the three months ended September 30, 2016 and 2015, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. On January 1, 2016, 10,776 fully-vested shares of common stock were issued upon vesting of RSUs granted in 2013.

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

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $2.0 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $0.6 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, unearned compensation related to LTIP Units totaled $4.8 million and $2.1 million, respectively, and will be recorded as expense over the applicable vesting period.

Compensation expense for the three and nine months ended September 30, 2016 includes an adjustment to increase life-to-date expense of the performance conditions under the 2015 LTIP and 2016 LTIP due to a change in the probability of achieving certain performance conditions.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2016 and 2015 was $2.5 million and $1.6 million, respectively. Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2016 and 2015 was $0.8 million and $0.6 million, respectively.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2016 and 2015 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014	46,810	(1)	$27.94	146,911	$20.58	—	$—
Granted	—		—	—	—	155,778	18.83
Vested	(17,774)		27.76	—	—	—	—
Surrendered	(3,467)		29.72	—	—	—	—
Outstanding as of September 30, 2015	25,569	(1)	$28.32	146,911	$20.58	155,778	$18.83

Outstanding as of December 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,774	$18.83
Granted	—		—	—	—	131,745	26.20
Vested	(10,199)		31.92	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,508)		31.92	(43,596)	22.95	—	—
Outstanding as of September 30, 2016	7,862	(1)	$26.46	92,539	$19.20	280,452	$22.29
(1) Represents unvested shares of restricted stock awards as of the date indicated.

10. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2016, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $2.6 million is estimated to be reclassified to earnings as an increase to interest expense. As of September 30, 2016 and December 31, 2015, the fair value of the derivatives is a liability of $8.3 million and $5.5 million, respectively, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2016 and 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2016	Interest rate contracts	$(5,149)	Interest expense	$2,312
2015	Interest rate contracts	$(6,121)	Interest expense	$2,691

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2016 and 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2016	Interest rate contracts	$895	Interest expense	$756
2015	Interest rate contracts	$(3,985)	Interest expense	$903

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

As of September 30, 2016 and December 31, 2015, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $8.7 million and $5.8 million, respectively. As of September 30, 2016, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $8.7 million.

11. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Numerator - basic and diluted earnings per share:
Net income (loss) attributable to common shareholders	$(3,533)		$(4,720)		$30,791		$5,138

Denominator:
Basic weighted average shares of common stock outstanding	73,205		48,526		67,979		48,406
OP Units	—		—		203	(1)	251	(1)
University Towers Operating Partnership Units	—		—		69		69
Shares issuable upon settlement of the Forward Agreements	—		—		30		—
Diluted weighted average shares of common stock outstanding	73,205	(2)	48,526	(3)	68,281		48,726

Earnings per share - basic and diluted:
Net income (loss) attributable to common shareholders	$(0.05)		$(0.10)		$0.45		$0.11

Distributions declared per common share	$0.38		$0.37		$1.12		$1.09
(1) Includes the impact of weighted average number of OP Units outstanding during the period.
(2) For the three months ended September 30, 2016, diluted weighted average shares of common stock does not include 194,439 OP Units, 69,086 University Towers Operating Partnership Units and 89,727 shares issuable upon settlement of the Forward Agreements because their inclusion would be anti-dilutive.
(3) For the three months ended September 30, 2015, diluted weighted average shares of common stock does not include 249,317 OP Units and 69,086 University Towers Operating Partnership Units because their inclusion would be anti-dilutive.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per unit data):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Numerator - basic and diluted earnings per unit:
Net income (loss) attributable to unitholders	$(3,547)		$(4,738)		$30,888		$5,171

Denominator:
Weighted average units outstanding	72,917		48,370		67,705		48,269
Redeemable Operating Partnership units	194		249		203	(1)	251	(1)
LTIP units	288		156		274		137
Weighted average units outstanding - basic	73,399		48,775		68,182		48,657

Redeemable University Towers Operating Partnership Units	—		—		69		69
Units issuable upon settlement of the Forward Agreements	—		—		30		—
Weighted average units outstanding - diluted	73,399	(2)	48,775	(2)	68,281		48,726

Earnings per unit - basic and diluted:
Net income (loss) attributable to unitholders	$(0.05)		$(0.10)		$0.45		$0.11

Distributions declared per unit	$0.38		$0.37		$1.12		$1.09
(1) Includes the impact of weighted average number of OP Units outstanding during the period.
(2) For the three months ended September 30, 2016 and 2015, diluted weighted average units does not include 69,086 University Towers Operating Partnership Units because their inclusion would be anti-dilutive. For the three months ended September 30, 2016, diluted weighted average units does not include 89,727 shares issuable upon settlement of the Forward Agreements because their inclusion would be anti-dilutive.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of September 30, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

The Trust determined that the contingent consideration recognized in connection with the acquisition of the Hub at Madison (see Note 3) is a recurring fair value adjustment. Due to the timing of the completion of the acquisition, the overall allocation of the purchase price is preliminary; however, the determination of fair value was based on a Monte Carlo Simulation analysis of the potential payout. As the performance period extends over two years, it is expected that the fair value will be adjusted at each reporting date. The estimated range of final payout is now estimated to be $0.0 million to $1.0 million. The Trust recorded an adjustment of $1.1 million during the three months ended September 30, 2016. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

In connection with the acquisition of Urbane (see Note 3), the Trust is obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Based on the assessment of the probability of achieving the performance metrics as of the acquisition date and September 30, 2016, no amounts were recorded for such contingent consideration in the allocation of purchase price or at September 30, 2016. The Trust determined that this measurement is a recurring fair value adjustment and will adjust the amount to fair value at each reporting date. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
September 30, 2016:
Derivative financial instruments (liability position)	$8,312	$—	$8,312	$—
Deferred compensation plan assets	454	454	—	—
Contingent consideration (recorded in accrued expenses)	1,029	—	—	1,029

December 31, 2015:
Derivative financial instruments (liability position)	$5,475	$—	$5,475	$—
Deferred compensation plan assets	318	318	—	—

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$446	$—
Senior unsecured notes	250,000	—	262,186	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	62,740	—	62,740	—

	December 31, 2015
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$2,167	$—	$2,104	$—
Senior unsecured notes	250,000	—	246,793	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,255	—	107,255	—
Fixed rate mortgage loans	98,209	—	110,851	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

13. Segments

The Trust defines business segments by their distinct customer base and service provided. The Trust has identified three reportable segments: collegiate housing leasing, development consulting services and management services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), (gains) losses on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The following table represents the Trust’s segment information for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$61,877	$54,725	$193,750	$168,842
Collegiate housing leasing operations	32,512	28,444	83,567	75,452
Net operating income	$29,365	$26,281	$110,183	$93,390
Total segment assets at end of period (1)	$2,327,878	$1,907,740	$2,327,878	$1,907,740

Development Consulting Services:
Third-party development consulting services	$778	$490	$1,728	$1,531
General and administrative (3)	585	975	1,613	2,344
Net operating income (loss)	$193	$(485)	$115	$(813)
Total segment assets at end of period(2)	$6,777	$4,317	$6,777	$4,317

Management Services:
Third-party management services	$965	$865	$2,556	$2,698
General and administrative (3)	580	648	1,720	2,119
Net operating income	$385	$217	$836	$579
Total segment assets at end of period(2)	$10,547	$11,110	$10,547	$11,110

Reconciliations:
Segment revenue	$63,620	$56,080	$198,034	$173,071
Operating expense reimbursements	2,605	2,109	6,710	6,571
Total segment revenues	$66,225	$58,189	$204,744	$179,642

Segment operating expenses	$33,677	$30,067	$86,900	$79,915
Reimbursable operating expenses	2,605	2,109	6,710	6,571
Total segment operating expenses	$36,282	$32,176	$93,610	$86,486

Segment net operating income	$29,943	$26,013	$111,134	$93,156
Other unallocated general and administrative expenses (4)	(4,252)	(2,830)	(13,521)	(10,397)
Depreciation and amortization	(22,336)	(17,828)	(58,951)	(49,605)
Ground lease	(3,224)	(2,938)	(8,829)	(7,956)
Nonoperating expenses	(4,574)	(6,704)	(23,671)	(18,998)
Other operating income	1,100	—	1,100	—
Equity in losses of unconsolidated entities	(480)	(427)	(617)	(823)
Income (loss) before income taxes and gain on sale of collegiate housing properties	$(3,823)	$(4,714)	$6,645	$5,377
(1) The increase in segment assets related to the collegiate housing segment during the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily related to the opening of four new communities, five property acquisitions and continued development of nine communities for ownership by the Trust offset by the sale of four collegiate housing communities.
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

14. Subsequent events

On October 14, 2016, the Board declared a third quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended September 30, 2016. The distributions will be paid on November 15, 2016 to stockholders and unitholders of record at the close of business on October 31, 2016.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.8% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the nine months ended September 30, 2016.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In the 2016-2017 leasing cycle and the 2015-2016 cycle, approximately 77.9% and 74.3%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2016, revenue from our development consulting services represented 0.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the nine months ended September 30, 2016, revenue from our management services segment represented 1.3% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

After three consecutive years of declining new supply, we currently anticipate the volume of 2017 new supply in our markets to be greater than the 2016 levels. However, the rate of new supply is projected to exceed enrollment growth by only 40 basis points. This difference is consistent with what we experienced over the last four years, during which time we averaged 4.0% annual increases in same-community revenue. These results speak both to the quality of our newer well-located portfolio of communities as well as the modernization that continues to occur in the industry. We believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 3.7% over the last six years, has not changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full years ended as of December 31, 2016 and 2015 and are not conducting substantial development or redevelopment activities and were not classified as discontinued operations or sold during the respective periods. We sold three properties during the nine months ended September 30, 2016. We also sold one property during the year ended December 31, 2015. These four properties are excluded from same-community results for the nine months ended September 30, 2016 and 2015 (see Note 4 to the accompanying condensed consolidated financial statements).

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and combined, overall revenue growth. For the nine months ended September 30, 2016, same-community revenue per occupied bed increased to $789 and same-community physical occupancy increased to 89.8%, compared to same-community revenue per occupied bed of $761 and same-community physical occupancy of 89.9% for the nine months ended September 30, 2015. The results represent averages for the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to local university and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2016-2017 lease term with a 2.3% increase in rental revenue. Opening occupancy was down 111 basis points to 96.7% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2016-2017 lease term with an average occupancy of 88.8%.

North Carolina State University announced a freshman live-on requirement in September 2016. This announcement may impact leasing of our University Towers collegiate housing property beginning with the 2017/2018 lease year as the beds have historically been leased to freshman. We will continue to monitor the impact of this change in university policy, as it could negatively impact the valuation of the property in the future.

Development consulting services

Third-party development consulting services

For the nine months ended September 30, 2016 and 2015, third-party development revenue was $1.7 million and $1.5 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these historical levels. During the nine months ended September 30, 2016, we delivered third-party development projects at Clarion University of Pennsylvania and University of California, Berkeley. We are currently providing third-party development services with a project under construction at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University with delivery targeted for the summer of 2017.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have 15 ONE PlanSM projects representing 20 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 5,733 beds for $348.3 million of development costs in the first four phases at UK. Construction on the 2017 deliveries is on-track to deliver 1,117 beds for a total cost of $101.0 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2014 and 2013, same-community operating expenses increased 2.6% and 4.2%, respectively. In 2015, same-community operating expenses increased approximately 5.0%. This increase was mainly driven by higher real estate taxes. During the nine months ended September 30, 2016, same-community operating expenses increased 3.1%. We expect full year same-community operating expenses to increase between 2.5-3.5% going forward, which we believe is a reasonable level of growth for the foreseeable future.

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

Unallocated general and administrative costs for the nine months ended September 30, 2016 and 2015 were $8.0 million (excluding development pursuit costs and acquisition costs of $0.9 million) and $6.2 million (excluding development pursuit costs and acquisition costs of $0.4 million), respectively, an increase of $1.8 million, or 28.3%. This increase during 2016 is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, such as the announced development pipeline and pending acquisitions. While we expect general and administrative costs to continue double digit increases for the remainder of 2016, we expect that growth rate to moderate going forward.

Asset repositioning and capital recycling

Since 2009, we have acquired $1.2 billion of collegiate housing communities, completed $832.7 million of developments and disposed of $486.9 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $801. Currently, 83% of our beds and 88% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the nine months ended September 30, 2016, we completed the acquisition of five collegiate housing properties for an aggregate purchase price of $287.1 million, resulting in an increase to our portfolio by 1,737 beds. We also sold three housing communities consisting of 1,728 beds for gross sales price of $96.6 million. The Trust received net proceeds of $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

During the three months ended September 30, 2016, we completed developments at the University of Kentucky, the University of Mississippi and Virginia Tech, adding 2,320 beds to our portfolio for total project costs of $174.5 million.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following 2017 and 2018 deliveries (dollars in thousands):

Active Projects	Project Type	Bed Count	Total Project Development Cost(1)	EdR's Ownership Percentage	EdR's Share of Development Cost(1)	EdR's Share of Development Cost to be Funded(1)
2017 Deliveries
University of Kentucky - University Flats	ONE Plan	771	$74,038	100%	$74,038	$38,062
Boise State University	ONE Plan	656	39,763	100%	39,763	29,759
University of Kentucky - Lewis Hall	ONE Plan	346	26,935	100%	26,935	20,019
Michigan State University - SkyVue	Joint Venture	824	89,906	90%	80,915	39,795
Texas State University - The Local: Downtown	Joint Venture	304	29,631	80%	23,705	14,306
Oklahoma State University - Avid Square	Joint Venture	475	47,227	70%	33,059	24,432
Northern Michigan University	ONE Plan	800	50,267	100%	50,267	47,813
Total - 2017 Deliveries		4,176	$357,767		$328,682	$214,186

2018 Deliveries
University of Pittsburgh	Joint Venture	723	106,098	80%	84,878	72,932
Florida State University - Players Club redevelopment	Wholly Owned	592	38,043	100%	38,043	37,228
Northern Michigan University	ONE Plan	400	25,133	100%	25,133	25,133
Total - 2018 Deliveries		1,715	$169,274		$148,054	$135,293

Total Active Projects		5,891	$527,041		$476,736	$349,479
(1) Represent estimates that are subject to change as the development process proceeds
Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations for the nine months ended September 30, 2016 and 2015

The following table presents our results of operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine months ended September 30,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$193,750	$168,842	$24,908	14.8%
Collegiate housing leasing operating expenses	83,567	75,452	8,115	10.8%
Net operating income	$110,183	$93,390	$16,793	18.0%

Development Consulting Services:
Third-party development consulting services	$1,728	$1,531	$197	12.9%
General and administrative(1)	1,613	2,344	(731)	(31.2)%
Net operating income (loss)	$115	$(813)	$928	(114.1)%

Management Services:
Third-party management services	$2,556	$2,698	$(142)	(5.3)%
General and administrative(1)	1,720	2,119	(399)	(18.8)%
Net operating income	$836	$579	$257	44.4%

Reconciliations:
Segment revenue	$198,034	$173,071	$24,963	14.4%
Operating expense reimbursements	6,710	6,571	139	2.1%
Total segment revenues	$204,744	$179,642	$25,102	14.0%

Segment operating expenses	$86,900	$79,915	$6,985	8.7%
Reimbursable operating expenses	6,710	6,571	139	2.1%
Total segment operating expenses	$93,610	$86,486	$7,124	8.2%

Segment net operating income	$111,134	$93,156	$17,978	19.3%
Other unallocated general and administrative expenses(2)	(13,521)	(10,397)	(3,124)	30.0%
Depreciation and amortization	(58,951)	(49,605)	(9,346)	18.8%
Ground lease	(8,829)	(7,956)	(873)	11.0%
Nonoperating expenses	(23,671)	(18,998)	(4,673)	24.6%
Other operating income	1,100	—	1,100	—%
Equity in losses of unconsolidated entities	(617)	(823)	206	(25.0)%
Income before income taxes and gain on sale of collegiate housing properties	$6,645	$5,377	$1,268	23.6%

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

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,		Favorable (Unfavorable)
	2016	2015
Total communities:
Occupancy
Physical(1)	88.2%	89.8%	(160	) bps
Economic(2)	84.6%	85.5%	(90	) bps
NarPOB(3)	$725	$683	$42
Other income per occupied bed(4)	$62	$55	$7
RevPOB(5)	$787	$738	$49
Operating expense per bed(6)	$299	$296	$(3)
Operating margin(7)	56.9%	55.3%	160	bps
Design Beds(8)	279,147	254,695	24,452

Same-communities(9):
Occupancy
Physical(1)	89.8%	89.9%	(10	) bps
Economic(2)	86.8%	86.6%	20	bps
NarPOB(3)	$726	$703	$23
Other income per occupied bed(4)	$63	$58	$5
RevPOB(5)	$789	$761	$28
Operating expense per bed(6)	$308	$298	$(10)
Operating margin(7)	56.6%	56.3%	30	bps
Design Beds(8)	223,920	223,920	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the nine months ended September 30, 2016 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Nine months ended September 30, 2015	$168,842	$75,452
Increase in same-community	5,626	2,097
Increase from 2015 development deliveries	13,159	3,408
Increase from 2015 acquisitions	3,220	1,309
Increase from 2016 development deliveries	2,511	1,283
Increase from 2016 acquisitions	4,890	2,168
Pre-opening expense on future developments	—	815
Decrease from sold communities	(4,498)	(2,965)
Nine months ended September 30, 2016	$193,750	$83,567

The increase in same-community revenue of $5.6 million, or 3.7%, was attributable to a 3.1% increase in rental rates and a 0.6% growth in other income. Same-community operating expenses increased $2.1 million, or 3.1%, over the prior year due to an increase in real estate taxes, general and administrative, maintenance and repairs and utilities expenses.

The increase from the 2015 acquisitions and development deliveries relates to a full nine months of operating results in the current period compared to the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2016	2015	Difference
Clarion University of Pennsylvania	728	Development fee	$46	$1,004	$(958)
Athens – Georgia Heights	292	Development fee	—	101	(101)
Wichita State University	784	Development fee	—	10	(10)
Shepherd University	298	Development fee	145	—	145
Bowles Hall	186	Development fee	942	264	678
Texas A&M - Commerce	490	Development fee	57	—	57
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	104	—	104
Purchasing fees	—	Purchasing fee	120	152	(32)
Southeastern Louisiana University	—	Pre-development fee	314	—	314
Third-party development consulting services total			$1,728	$1,531	$197

Third-party development consulting services revenue increased $0.2 million to $1.7 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the nine months ended September 30, 2016.

General and administrative expenses for the segment decreased $0.7 million, or 31.2%, for the nine months ended September 30, 2016 compared to the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Total management services revenue decreased $0.1 million, or 5.3%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.4 million, or 18.8%, for the nine months ended September 30, 2016 compared to the same period in the prior year. This decrease correlates to the decrease in the number of managed communities over the prior year and is partially due to the continued growth of our owned portfolio and a reduction in general and administrative expenses related to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $3.1 million, or 30.0%, during the nine months ended September 30, 2016 over the same period in the prior year. The increase includes approximately $0.5 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $9.3 million, or 18.8%, during the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase relates primarily to sixteen new communities (acquisitions or developments placed in service) opened since January 1, 2015, partially offset by sold communities. The Trust also recorded $1.2 million of accelerated depreciation during the three months ended September 30, 2016 related to the change in estimated useful life due to the redevelopment of Players Club (see Note 2 to the accompanying condensed consolidated financial statements) and $2.5 million of amortization of in-place leases related to the 2016 acquisitions (see Note 3 to the accompanying condensed consolidated financial statements).

Ground lease expense

For the nine months ended September 30, 2016, the cost of ground leases increased $0.9 million, or 11.0%, compared to the same period in the prior year. This increase relates primarily to the opening of three new communities in 2015 and two new communities in 2016 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine months ended September 30,
	2016	2015	Change ($)	Change (%)
Interest expense	$(12,109)	$(17,615)	$5,506	(31.3)%
Amortization of deferred financing costs	(1,380)	(1,527)	147	(9.6)%
Interest income	429	144	285	197.9%
Loss on extinguishment of debt	(10,611)	—	(10,611)	NM
Total nonoperating expenses	$(23,671)	$(18,998)	$(4,673)	24.6%

Total nonoperating expenses increased $4.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 due to a $10.6 million loss on extinguishment of debt incurred in relation to the payoff of $98.2 million of mortgage loans during the first quarter of 2016, a $35.7 million construction loan during the second quarter of 2016, and a $49.3 million construction loan during the third quarter of 2016 (see Note 6 to the accompanying condensed consolidated financial statements) offset by a $5.5 million decrease in interest expense over prior year directly related to the payoff of mortgage and construction debt during 2015 and 2016.

Results of Operations for the three months ended September 30, 2016 and 2015

The following table presents our results of operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$61,877	$54,725	$7,152	13.1%
Collegiate housing leasing operating expenses	32,512	28,444	4,068	14.3%
Net operating income	$29,365	$26,281	$3,084	11.7%

Development Consulting Services:
Third-party development consulting services	$778	$490	$288	58.8%
General and administrative(1)	585	975	(390)	(40.0)%
Net operating income (loss)	$193	$(485)	$678	(139.8)%

Management Services:
Third-party management services	$965	$865	$100	11.6%
General and administrative(1)	580	648	(68)	(10.5)%
Net operating income	$385	$217	$168	77.4%

Reconciliations:
Segment revenue	$63,620	$56,080	$7,540	13.4%
Operating expense reimbursements	2,605	2,109	496	23.5%
Total segment revenues	$66,225	$58,189	$8,036	13.8%

Segment operating expenses	$33,677	$30,067	$3,610	12.0%
Reimbursable operating expenses	2,605	2,109	496	23.5%
Total segment operating expenses	$36,282	$32,176	$4,106	12.8%

Segment net operating income	$29,943	$26,013	$3,930	15.1%
Other unallocated general and administrative expenses(2)	(4,252)	(2,830)	(1,422)	50.2%
Depreciation and amortization	(22,336)	(17,828)	(4,508)	25.3%
Ground lease	(3,224)	(2,938)	(286)	9.7%
Nonoperating expenses	(4,574)	(6,704)	2,130	(31.8)%
Other operating income	1,100	—	1,100	—%
Equity in losses of unconsolidated entities	(480)	(427)	(53)	12.4%
Loss before income taxes and gain on sale of collegiate housing properties	$(3,823)	$(4,714)	$891	(18.9)%
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

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Favorable (Unfavorable)
	2016	2015
Total communities:
Occupancy
Physical(1)	87.2%	89.0%	(180	) bps
Economic(2)	74.8%	75.9%	(110	) bps
NarPOB(3)	$668	$623	$45
Other income per occupied bed(4)	$79	$67	$12
RevPOB(5)	$747	$690	$57
Operating expense per bed(6)	$342	$320	$(22)
Operating margin(7)	47.5%	48.0%	(50	) bps
Design Beds(8)	95,051	88,989	6,062

Same-communities(9):
Occupancy
Physical(1)	88.3%	89.1%	(80	) bps
Economic(2)	76.8%	77.1%	(30	) bps
NarPOB(3)	$662	$639	$23
Other income per occupied bed(4)	$76	$72	$4
RevPOB(5)	$738	$711	$27
Operating expense per bed(6)	$350	$330	$(20)
Operating margin(7)	46.3%	47.9%	(160	) bps
Design Beds(8)	74,640	74,640	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended September 30, 2016 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended September 30, 2015	$54,725	$28,444
Increase in same-community	1,295	1,483
Increase from 2015 development deliveries	1,821	1,100
Increase from 2015 acquisitions	676	508
Increase from 2016 development deliveries	2,713	804
Increase from 2016 acquisitions	3,246	1,477
Pre-opening expense on future developments	—	649
Decrease from sold communities	(2,599)	(1,953)
Three months ended September 30, 2016	$61,877	$32,512

The increase in same-community revenue of $1.3 million, or 2.7%, was due to a 3.0% increase in rental rates, a 0.6% decline in occupancy, and a 0.3% increase in other income. Same-community operating expenses increased $1.5 million, or 6.0%, over the prior year due to an increase in real estate taxes, general and administrative, maintenance and repairs and utilities expenses.

The increase from the 2015 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended September 30, 2016 compared to a partial quarter of operating results during the same period in the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2015.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended September 30, 2016 and 2015 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2016	2015	Difference
Clarion University of Pennsylvania	728	Development fee	$16	$229	$(213)
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	104	—	104
Athens - Georgia Heights	292	Development fee	—	16	(16)
Bowles Hall	186	Development fee	178	245	(67)
Shepherd University	298	Development fee	109	—	109
Texas A&M - Commerce	490	Development fee	57	—	57
Southeastern Louisiana University	—	Pre-development fee	314	—	314
Third-party development consulting services total			$778	$490	$288

Third-party development consulting services revenue increased $0.3 million to $0.8 million for the three months ended September 30, 2016 as compared to the same period in 2015. Miscellaneous fees includes $0.3 million of fees earned on a development that did not come to fruition. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. There were no revenues associated with cost savings for the three months ended September 30, 2016.

General and administrative expenses for the segment decreased $0.4 million, or 40.0%, for the three months ended September 30, 2016 compared to the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Management services revenue increased $0.1 million, or 11.6%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.1 million, or 10.5%, during the three months ended September 30, 2016 when compared to the same period in 2015. The decrease in expenses correlates to the decrease in the number of managed communities over the prior year and is partially due to the continued growth of our owned portfolio and a reduction in general and administrative expenses related to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.4 million, or 50.2%, during the three months ended September 30, 2016 over the same period in the prior year. The increase includes approximately $0.8 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $4.5 million, or 25.3%, during the three months ended September 30, 2016 as compared to the same period in the prior year. This increase relates primarily to 16 new properties (acquisitions or developments) opened since January 1, 2015, partially offset by sold communities. The Trust also recorded $1.2 million of accelerated depreciation on the redevelopment of Players Club (see Note 2 to the accompanying condensed consolidated financial statements) and $1.8 million of amortization of in-place leases in relation to the 2016 acquisitions (see Note 3 to the accompanying condensed consolidated financial statements).

Ground lease expense

For the three months ended September 30, 2016, the cost of ground leases increased $0.3 million, or 9.7%, compared to the same period in the prior year. This increase relates primarily to the opening of three new communities in 2015 and two new communities in 2016 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Interest expense	$(3,811)	$(6,223)	$2,412	(38.8)%
Amortization of deferred financing costs	(443)	(520)	77	(14.8)%
Interest income	155	39	116	297.4%
Loss on extinguishment of debt	(475)	—	(475)	—%
Total nonoperating income (expenses)	$(4,574)	$(6,704)	$2,130	(31.8)%

Total nonoperating expenses decreased $2.1 million, or 31.8%, for the three months ended September 30, 2016 compared to the same period in 2015. This decrease is due to a $2.4 million decrease in interest expense over the prior year due to the significant amount of mortgage and construction debt prepaid in 2016.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO available to stockholders and unitholders is defined as FFO adjusted to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs and noncash fair value adjustments related to acquisitions, and severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of GAAP net income to FFO and Core FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Education Realty Trust, Inc.	$(3,533)	$(4,720)	$30,791	$5,138
Gain on sale of collegiate housing properties	—	—	(23,956)	—
Real estate related depreciation and amortization	21,616	17,433	57,424	48,473
Equity portion of real estate depreciation and amortization on equity investees	700	514	2,023	1,357
Noncontrolling interests	(119)	(85)	(1)	37
FFO available to stockholders and unitholders	18,664	13,142	66,281	55,005

FFO adjustments:
Loss on extinguishment of debt	475	—	10,611	—
Acquisition costs	175	203	413	293
Change in fair value of contingent consideration liability	(1,100)	—	(1,100)	—
Straight-line adjustment for ground leases	1,182	1,195	3,556	3,596
FFO adjustments	732	1,398	13,480	3,889
Core FFO available to stockholders and unitholders	$19,396	$14,540	$79,761	$58,894

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding third-party management fees and expenses, third-party development consulting fees and expenses, depreciation, amortization, other operating income related to noncash adjustments, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to NOI for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating income	$1,231	$2,417	$30,933	$25,198
Less: Third-party development services revenue	778	490	1,728	1,531
Less: Third-party management services revenue	965	865	2,556	2,698
Less: Other operating income	1,100	—	1,100	—
Plus: Development and management services expenses	2,716	3,019	7,965	8,228
Plus: General and administrative expenses	2,701	1,434	8,889	6,632
Plus: Ground leases	3,224	2,938	8,829	7,956
Plus: Depreciation and amortization	22,336	17,828	58,951	49,605
NOI	$29,365	$26,281	$110,183	$93,390

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; (10) other operating income related to noncash adjustments, and (11) loss on extinguishment of debt. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended September 30, 2016 (in thousands):

	Nine Months Ended September 30,	Plus: Year Ended December 31,	Less: Nine Months ended September 30,	Trailing Twelve Months ended September 30,
	2016	2015	2015	2016
Net income attributable to Education Realty Trust, Inc. common stockholders	$30,791	$19,911	$5,138	$45,564
Straight line adjustment for ground leases	3,556	4,782	3,596	4,742
Acquisition costs	413	293	293	413
Depreciation and amortization	58,951	68,022	49,605	77,368
Gain on sale of collegiate housing properties	(23,956)	(2,770)	—	(26,726)
Interest expense	12,109	24,449	17,615	18,943
Amortization of deferred financing costs	1,380	2,089	1,527	1,942
Interest income	(429)	(213)	(144)	(498)
Loss on extinguishment of debt	10,611	403	—	11,014
Income tax expense	224	347	325	246
Other operating income - change in fair value of contingent consideration liability	(1,100)	—	—	(1,100)
Noncontrolling interests	(414)	171	(86)	(157)
Adjusted EBITDA	$92,136	$117,484	$77,869	$131,751

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

The following is a reconciliation of our GAAP total assets to gross assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Mortgage and construction loans, excluding unamortized premium and deferred financing costs of $893 and $953 as of September 30, 2016 and December 31, 2015, respectively	62,740	205,464
Unsecured term loan, excluding unamortized deferred financing costs of $794 and $982 as of September 30, 2016 and December 31, 2015, respectively	187,500	187,500
Unsecured Senior Notes, excluding unamortized deferred financing costs of $2,127 and $2,322 as of September 30, 2016 and December 31, 2015, respectively	250,000	250,000
Total debt, excluding unamortized premium and deferred financing costs	$500,240	$642,964

Total assets	$2,483,324	$2,001,831
Accumulated depreciation(1)	294,948	270,993
Gross assets	$2,778,272	$2,272,824

Debt to gross assets	18.0%	28.3%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of September 30, 2016, we had $115.5 million cash on hand compared to $33.7 million cash on hand as of December 31, 2015.

During the nine months ended September 30, 2016, we generated $99.6 million of cash from operations compared to $66.2 million over the same period in 2015. This increase of $33.4 million is attributable primarily to a $16.8 million increase in community-level net operating income over the prior year and a $10.8 million increase in operating assets and liabilities.

During the nine months ended September 30, 2016, we used $402.6 million of cash in investing activities compared to $210.7 million over the same period in 2015. This increase in cash used for investing activities of $191.9 million is attributable primarily to the following:

•	an increase in cash used to acquire collegiate housing properties of $209.5 million, and

•	an increase in cash spent on development activities of $75.4 million, partially offset by

•	an increase in cash generated from the disposition of collegiate housing properties of $95.0 million (three dispositions in 2016 with none in 2015).

During the nine months ended September 30, 2016, we generated $384.7 million of cash from financing activities compared to $140.2 million during the same period in 2015. This increase of $244.5 million is attributable primarily to:

•	a significant increase in cash received from common stock offerings of $614.4 million during the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by

•	an increase in repayments of mortgage and construction loans during the nine months ended September 30, 2016 of $115.9 million compared to the same period in 2015, and

•	a decrease in net borrowings on the line of credit of $197.0 million.

•	a increase in dividends paid of $22.6 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.52 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, funds for our active development projects, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, recycling capital through potential asset sales and equity market activity, including sales of EdR common stock under our ATM Program or Forward Agreements. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Senior Unsecured Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering program, additional follow on equity offerings or additional offerings of public unsecured notes.

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

In October 2014, the Trust entered into equity distribution agreements to establish an ATM Program whereby EdR was authorized to sell a maximum of $150.0 million in shares of its common stock. The Trust sold 2.3 million shares under these agreements during the nine months ended September 30, 2016 and received net proceeds of $93.5 million. The Trust used the net proceeds to fund its development pipeline and for general corporate purposes.

On May 2, 2016, we entered into equity distribution agreements to establish a new ATM Program authorized to sell a maximum of $300.0 million in shares of its common stock. The Trust sold approximately 7.0 million shares under these distribution agreements during the nine months ended September 30, 2016 and received net proceeds of approximately $296.2 million, which exhausted this $300.0 million ATM Program.

On August 1, 2016, the Trust entered into equity distribution agreements to establish a new ATM Program whereby EdR is authorized to sell a maximum of $300.0 million in shares of its common stock. Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties, and through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. During the three months ended September 30, 2016, the Trust entered into six Forward Agreements to sell an aggregate of 4.5 million shares of common stock at a weighted average initial forward price of $43.74 per share, net of offering fees and discounts. The final sales price and proceeds to be received by the Trust from the sales under each Forward Agreement will be determined on the applicable date of settlement, with adjustments during the term of the contract for dividends as well as for a daily interest factor that varies with changes in the federal funds rate. The Trust generally has the ability to determine the dates and method of settlement, subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Trust currently expects to fully physically settle each Forward Agreement on one or more dates specified by the Trust prior to the maturity date of the applicable Forward Agreement, in which case the Trust will expect to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock underlying the applicable Forward Agreement multiplied by the relevant forward sale price. However, subject to certain exceptions, the Trust may also elect, in its discretion, to cash settle or net share settle a particular Forward Agreement, in which case the Trust may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Trust may owe cash (in the case of cash settlement) or shares of EdR (in the case of net share settlement) to the relevant counterparty. Settlement of each Forward Agreement currently in place will occur on one or more dates not later than December 31, 2017. See Note 2 to the accompanying condensed consolidated financial statements for information about the accounting treatment of the Forward Agreements.

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

On September 27, 2016, the Operating Partnership repaid in full variable rate construction debt with an outstanding principal balance of $49.3 million related to the development of The Retreat at Blacksburg. The effective interest rate at the repayment date was 2.58% and the loan was scheduled to mature on February 4, 2019.

Remaining proceeds from the January 2016 offering and ATM Program proceeds will be used by the Operating Partnership for general corporate purposes, which include funding its development pipeline.

Distributions for the nine months ended September 30, 2016 totaled $75.6 million, or $1.05 per share to our stockholders and $0.5 million, or $1.05 per OP Unit, to the Operating Partnership unitholders compared to cash provided by operations of $99.6 million, or $1.36 per weighted average share/unit.

Based on our closing share price of $43.14 on September 30, 2016, our total enterprise value was $3.5 billion. With net debt (total debt less cash) of $384.8 million as of September 30, 2016, our debt to enterprise value was 10.8% compared to 22.0% as of December 31, 2015. With gross assets of $2.8 billion, which excludes accumulated depreciation of $294.9 million, our debt to gross assets ratio was 18.0% as of September 30, 2016 as compared to 28.3% as of December 31, 2015.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of September 30, 2016, we were in compliance with all covenants of the Fifth Amended Revolver and had availability of $500.0 million as no amounts were outstanding. The interest rate applicable to the Fifth Amended Revolver was 1.78% at September 30, 2016.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of September 30, 2016, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 6 to the accompanying condensed consolidated financial statements). As of September 30, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured Senior Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of September 30, 2016, we were in compliance with all covenants.

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

During the nine months ended September 30, 2016, we sold the 605 West collegiate housing community located in Durham, North Carolina, which serves Duke University, The Reserve at Athens located in Athens, Georgia, which serves the University of Georgia, and The Commons at Tallahassee located in Tallahassee, Florida, which serves Florida State University. These three communities were sold for a combined gross sales price of approximately $96.6 million (see Note 4 to the accompanying condensed consolidated financial statements). We received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions as reflected in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2016. Prior to the sale, we acquired our joint venture partner's interest in 605 West for $2.1 million.

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

During the nine months ended September 30, 2016, we completed the following acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 31, 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 12, 2016	1,038	341	$188,500
Pura Vida Place	Colorado State University, Colorado	August 30, 2016	100	52	$12,000
Carriage House	Colorado State University, Colorado	August 30, 2016	94	54	$12,000
Urbane	University of Arizona, Arizona	September 8, 2016	311	104	$50,000

Combined acquisition costs for these purchases were $0.3 million and are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2016. These acquisitions were funded from proceeds of property dispositions, the January 2016 follow-on equity offering and proceeds from shares sold under the ATM Program.

We currently have nine active development projects that we are developing for our ownership with our share of aggregate development costs of $476.7 million. As of September 30, 2016, $127.3 million of the anticipated costs had been funded.

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

Commitments

For the nine months ended September 30, 2016, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2015, except for the net decrease in long-term debt (which excludes the Fifth Amended Revolver) of $142.7 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the decrease in long-term debt, our contractual interest obligations have declined $32.2 million since December 31, 2015.

We have entered into four guaranteed maximum price contracts during the nine months ended September 30, 2016, which increased our contractual obligations by $126.3 million.

Long-term indebtedness

As of September 30, 2016, 61, or 95%, of our communities were unencumbered by mortgage or construction debt. As of September 30, 2016, we had outstanding long-term indebtedness of $496.4 million (net of unamortized deferred financing costs of $3.8 million). The scheduled future maturities of this indebtedness as of September 30, 2016 were as follows (in thousands):

Year
Three months ending December 31, 2016	$175
2017	62,565
2018	—
2019	65,000
2020	—
2021	122,500
Thereafter	250,000
Total	500,240
Unamortized deferred financing costs	(3,814)
Outstanding as of September 30, 2016, net of unamortized deferred financing costs	$496,426

As of September 30, 2016, the outstanding mortgage and construction debt had a weighted average interest rate of 2.60% and carried an average term to maturity of 0.90 years.

We had no amounts outstanding under the Fifth Amended Revolver as of September 30, 2016. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date by one year subject to certain conditions. The Fifth Amended Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of September 30, 2016 was 1.78%.

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

On October 14, 2016, the Board declared a third quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended September 30, 2016. The distributions will be paid on November 15, 2016 to stockholders and unitholders of record at the close of business on October 31, 2016.

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		September 30, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$23,029	n/a	$5,757	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	56,058	8,767	28,029	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,895	7,230	17,448	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 3 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of September 30, 2016, $36.5 million had been drawn on the construction loan, of which $6.9 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2016, we had fixed rate debt of $250.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $17.0 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $18.5 million increase in the fair value of our fixed rate debt.

As of September 30, 2016, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the nine months ended September 30, 2016, our interest costs would have been approximately $2.3 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2016, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the nine months ended September 30, 2016, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were no repurchases during the three months ended September 30, 2016.

The following table summarizes all of these repurchases during the third quarter of 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	—	$—	—	—
August 1 – 31, 2016	—	$—	—	—
September 1 – 30, 2016	—	$—	—	—
Total	—	$—	—	—
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

During the three months ended September 30, 2016, in connection with the DRSPP, we directed the plan administrator to purchase 261 shares of our common stock in the open market for a total of $12,250 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the third quarter of 2016. We also directed the plan administrator to purchase 220 shares of our common stock for $9,997 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	43	$46.43	—	—
August 1 – 31, 2016	352	$46.91	—	—
September 1 – 30, 2016	86	$42.68	—	—
Total	481	$46.25	—	—
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

Education Realty Trust, Inc.
Date: October 31, 2016	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: October 31, 2016	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1	Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers.*
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document**
101.	SCH XBRL Taxonomy Extension Schema Document**
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.	LAB XBRL Taxonomy Extension Label Linkbase Document**
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).