Form 10-K
period 2016-12-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2017-02-28
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.3 billion, based on the closing sales price of $46.14 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 24, 2017, the registrant had 73,155,531 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this annual report (the "Annual Report") on Form 10-K portions of its Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission (the "SEC").

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is directly wholly-owned by EdR. As of December 31, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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

•	volatility in the capital markets;

•	rising interest and insurance rates;

•	competition from university-owned or other private collegiate housing and our inability to obtain new residents on favorable terms, or at all, upon the expiration of existing leases;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	legislative or regulatory changes, including changes to laws governing collegiate housing, construction and real estate investment trusts;

•	changes in student housing or other policies adopted by the colleges and universities we serve;

•	our possible failure to qualify as a real estate investment trust and the risk of changes in laws affecting real estate investment trusts;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified executives in the future;

•	availability of appropriate acquisition and development targets;

•	failure to integrate acquisitions successfully;

•	the financial condition and liquidity of, or disputes with, our joint venture and development partners;

•	impact of ad valorem, property and income taxes;

•	changes in U.S. generally accepted accounting principles ("GAAP");

•	construction delays, increasing construction costs or construction costs that exceed estimates;

•	changes in our credit ratings;

•	potential liability for uninsured losses and environmental liabilities;

•	lease-up risks; and

•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Item 1A. — Risk Factors” below. New factors may also emerge from time to time that could materially and adversely affect us.

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP
FISCAL 2016    FORM 10-K

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc. ("EdR") is a self-managed and self-advised company incorporated in the state of Maryland in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party management services as well as third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2016, we owned 64 collegiate housing communities located in 22 states containing 32,729 beds in 12,294 apartment units on or near 38 university campuses. As of December 31, 2016, we provided third-party management services for 22 collegiate housing communities located in 11 states containing 11,767 beds in 4,214 apartment units on or near 17 university campuses.

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

Education Realty OP GP, Inc. (the "OP GP"), an entity that is indirectly wholly-owned by EdR, is the sole general partner of the Operating Partnership. As a result, the Board of Directors of EdR (the "Board") effectively directs all of the Operating Partnership’s affairs. EdR indirectly owns approximately 99.8% of the outstanding partnership units (the "OP Units") of EROP and approximately 0.2% of the OP Units are held by the former owners of our initial properties and assets, including current and former members of our management team and former members of the Board.

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

2016 Highlights

Financing Transactions

During 2016, we prepaid the following indebtedness in full:

•	two remaining ten-year notes under the Master Secured Credit Facility (as defined below):

◦	a $21.3 million note set to mature on January 1, 2020 with a fixed interest rate of 5.67%; and

◦	a $54.5 million note set to mature on January 1, 2019 with a fixed interest rate of 6.02%.

•
fixed-rate mortgage debt with an outstanding principal balance of $22.3 million that was assumed in connection with the 2012 acquisition of The Centre at Overton Park. The interest rate was equal to 5.60% and the mortgage debt was scheduled to mature on January 1, 2017.

•
variable rate construction debt with an outstanding principal balance of $35.7 million related to the development of The Retreat at Louisville. The effective interest rate on the repayment date was 2.5% and the loan was scheduled to mature on August 1, 2017.

•
variable rate construction debt with an outstanding principal balance of $49.3 million related to the development of The Retreat at Blacksburg. The effective interest rate on the repayment date was 2.58% and the loan was scheduled to mature on February 4, 2019.

In connection with the prepayments, we incurred penalties of $10.3 million.

We completed a follow-on offering of EdR common stock in January 2016, raising approximately $215.1 million in net proceeds, which were used to repay debt, fund acquisitions and for general corporate purposes.

We raised $389.7 million of proceeds through our at-the-market equity offering programs (the "ATM Program") and $20.0 million pursuant to the direct stock purchase component of the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

The sales agents under our ATM Program, acting as forward sellers pursuant to forward sales agreements (the “Forward Agreements”), sold an aggregate of 6.8 million shares of EdR common stock at a weighted average initial forward price of $42.77. The shares sold under the Forward Agreements may be settled at any time on or before December 29, 2017, at which time we expect to issue shares of EdR common stock to the counterparties to the Forward Agreements and receive proceeds from the sales. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ATM Program.”

Acquisition, Disposition and Development Activities

During 2016, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 2016	1,038	341	$188,500
Pura Vida Place	Colorado State University, Colorado	August 2016	100	52	$12,000
Carriage House	Colorado State University, Colorado	August 2016	94	54	$12,000
Urbane	University of Arizona, Arizona	September 2016	311	104	$50,000
Total			1,737	630	$287,100

During 2016, we also purchased our partners' ownership interests in the following joint ventures:

•	25% interest in The Retreat at Louisville at the University of Louisville for $4.4 million and

•	25% interest in The Retreat at Blacksburg at Virginia Tech for $8.0 million.

The following communities were sold in 2016 for an aggregate sales price of approximately $96.6 million. We received aggregate net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

Name	Primary University Served	Disposition Date	# of Beds	# of Units	Gross Sales Price (in thousands)
605 West	Duke University	March 2016	384	340	$54,550
The Reserve at Athens	University of Georgia	June 2016	612	200	$25,000
The Commons at Tallahassee	Florida State University	June 2016	732	252	$17,000
Total			1,728	792	$96,550

In August 2016, we delivered four new communities, on-time and on-budget in the aggregate, for total costs of $158.4 million. These include two communities at the University of Kentucky, one community at Virginia Tech and one community at the University of Mississippi.

We currently have thirteen active development projects that we are developing for our ownership, for which the aggregate development costs are $948.8 million. As of December 31, 2016, $233.2 million of the anticipated costs had been incurred and funded.

Distributions

During 2016, we declared aggregate quarterly distributions of $1.50 per share of EdR's common stock. At the same time, the Operating Partnership paid an equivalent amount per partnership unit to holders of OP Units.

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

In addition, in December 2011, we were selected by the University of Kentucky ("UK") to develop, own and manage a multi-phase project aimed at revitalizing UK's on-campus housing, which could potentially include the revitalization and replacement of UK's campus housing properties to more than 9,000 beds over five to seven years utilizing the ONE PlanSM. As of December 31, 2016, we had completed the following developments at UK under the ONE PlanSM:

•	Lymon T. Johnson Hall and Central Hall II, which opened in August 2013;

•	Haggin Hall, Frances Jewell Hall, Georgia M. Blazer Hall and Woodland Glen I & II, all of which opened in August 2014;

•	Woodland Glen III, IV and V, all of which opened in August 2015; and

•	Holmes Hall and Boyd Hall, which opened in August 2016.

Construction on University Flats and Lewis Hall, totaling 1,117 beds, both of which are expected to be delivered in the summer of 2017, are progressing as planned. The UK developments are owned and managed pursuant to long-term leases or ground leases.

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

In total, we currently have thirteen owned developments that we expect to deliver in 2017, 2018 and 2019, including five ONE PlanSM developments at the University of Kentucky (two ongoing developments), Boise State University, Northern Michigan University, and Cornell University and eight joint venture developments at Michigan State University, Texas State University, Oklahoma State University, University of Pittsburgh, Florida State University, University of Minnesota, Arizona State University and University of Hawai'i.

Joint Ventures

In 2011, we began entering into joint venture agreements to develop, own and manage collegiate housing communities. In addition to the joint ventures under development discussed above, we previously developed and currently manage properties under joint venture arrangements serving the University of Alabama, which opened in August 2012; Arizona State University-Downtown Phoenix and the University of Mississippi, both of which opened in August 2013; Duke University, which opened in August 2014; the University of Louisville, which opened in August 2015; Virginia Tech, which opened in August 2016; and the University of Wisconsin and the University of Arizona, both of which were acquired in 2016. We subsequently acquired the minority interests in the collegiate housing communities at the University of Alabama, the University of Mississippi, Arizona State University - Downtown Phoenix, Duke University, the University of Louisville and Virginia Tech. We are now the 100% owner of those properties, except for the property serving Duke University as it was subsequently sold during 2016.

In some cases, we hold a non-majority ownership interest in properties and earn a fee for the management of the properties. In December 2012, we invested in a joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing serving the University of Minnesota. We are a 50% owner of the property, which opened in August 2014. We entered into a second joint venture with GEM Realty Capital to jointly develop and own new off-campus collegiate housing serving the University of Georgia. We are a 50% owner of the property, which opened in August 2015. We also manage these communities, but we do not consolidate these two joint ventures in our financial statements.

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

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. Of the 26 clients for whom we have provided development-consulting services since 2000, we currently provide third-party management services under contracts with 12 of those clients while the 14 remaining clients alternatively elected to manage the communities in-house under their existing infrastructure. In 2016, our fees from third-party development consulting services represented 0.8% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling approximately $1.6 billion in value. We are currently providing third-party development services pursuant to signed definitive contracts with projects under construction at East Stroudsburg University - Pennsylvania Ph II, Texas A&M - Commerce and Shepherd University.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services typically cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services are comparable to the services that we provide for our owned portfolio. We typically provide these services pursuant to multi-year management agreements. These agreements usually have an initial term of two to five years with renewal options of similar terms. We believe that providing these services allows us to leverage our existing management expertise and infrastructure. For the year ended December 31, 2016, our fees from third-party management services represented 1.3% of our revenue, excluding operating expense reimbursements. As of December 31, 2016, we provided third-party management services for 22 collegiate housing communities containing 11,767 beds in 4,214 units on or near 17 university campuses located in 11 states.

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

Residence Life and Student Development

Our Vice President of Operations oversees the designs and direction of our residence life program. Our programs are developed at the corporate level and implemented at each community by our community assistants, together with our other on-site personnel. We provide educational, social and recreational activities designed to help students achieve academic goals, promote respect and harmony throughout the community and help bridge interaction with the respective university. Examples of our residence life and student development programs include:

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

Leasing

Our standard lease begins in mid-August of each year and runs for approximately 11.5 months, ending July 31 or early August of each year to coincide with each university’s fall academic term. The primary exceptions to our standard lease term is our University Towers, University Village on Colvin and the UK communities, which we generally rent on nine-month academic year leases, and The Berk on College and The Berk on Arch communities, which we generally rent on eight-month academic year leases. Our standard lease is an agreement between the student and parental guarantor, and the specific collegiate housing community. With the exception of our collegiate housing near the University of Connecticut and two communities near the University of Virginia which serve a variety of resident types and rents by the unit, all leases are for a bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. This “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bed or bedroom instead of burdening the student with shared liability for the entire unit rental amount.

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

Strategic Relationships

We assign high priority to establishing and nurturing relationships with the administration of each of the primary universities where our collegiate housing communities are located. Our corporate staff establishes this network, and on-site management then sustains and enhances the relationship with follow-up by corporate staff during routine visits to the community. As a result of our strategic relationships, universities often refer their students to our properties, thus enhancing our leasing effort throughout the year. These networks create goodwill for our collegiate housing communities throughout the university administration, including departments of admissions, student affairs, public safety, athletics and international affairs.

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

On-campus housing is limited, however, and most universities are able to house only a small percentage of their students. As a result, educational institutions depend upon, and may serve as referral sources for, private providers of off-campus housing. In addition, off-campus housing facilities tend to offer greater amenities and more relaxed rules and regulations than on-campus properties and therefore tend to be more appealing to students. Off-campus collegiate housing offers freedom from restrictions, such as quiet hours or gender visitation limitations, and is especially appealing to upperclassmen who are transitioning toward greater independence.

Competition from private owners

We compete with several regional and national owner-operators of off-campus collegiate housing, including a publicly-traded competitor, American Campus Communities, Inc. (NYSE: ACC). We also compete with privately held developers, other real estate firms and smaller local owner-operators in a number of the markets in which we operate. Currently, the collegiate housing industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants into the collegiate housing business. The entry of one or more of these companies could increase competition for residents and for the acquisition, management and development of collegiate housing properties. We believe the main competitive factors in our industry include proximity to campus, amenities, rental rates and service reputation. Our portfolio has strong characteristics such as close proximity to campus (median distance is 0.1 miles), extensive amenities, bed/bath parity, extensive resident’s life programming, on-site professional management and relatively new communities (average age of seven years). Our rental rates align with these characteristics and the market we serve, although our rates may be higher than individual competitor’s.

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

Employees

As of December 31, 2016, we had approximately 1,280 employees, including:

•	1,127 on-site employees, including 353 community assistants;

•	38 employees in our property management services department;

•	39 employees in our development consulting services and construction departments; and

•	76 executive, corporate administration and financial personnel.

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

We may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our properties may be reduced and our occupancy rates may decline. In addition, universities may institute a policy that a certain class of students, such as freshmen, must live in a university-owned facility, which would also reduce the demand for our properties. North Carolina State University recently announced a requirement that all freshmen live on campus and, as a result, we expect a significant decline in occupancy at our University Towers property, which will likely negatively affect the property’s results of operations and the valuation of the property. While we will engage in marketing efforts to compensate for such policy changes, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period or at all.

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

Our guarantees could result in liabilities in excess of our development fees.

In third-party developments, we typically provide guarantees of the obligations of the developer, including the developer's obligations with respect to the budget for the project and the timely project completion. These guarantees include, among other things, the cost of providing alternate housing for students in the event we do not timely complete a development project. These guarantees typically exclude delays resulting from force majeure and also, in third-party transactions, are typically limited to the amount of our development fees for the project. In certain cases, however, our contingent liability under these guarantees has exceeded our development fee from the project and we may agree to such arrangements in the future. Our obligations under alternative housing guarantees typically expire five days after construction is complete. Project cost guarantees are normally satisfied within one year after completion of the project.

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

As of December 31, 2016, we were in the process of constructing thirteen properties for our own development and three properties for third-party owners. We engage third-party contractors for the construction of these properties. These construction projects involve numerous risks and uncertainties, and may be adversely affected by circumstances outside of our control, including unusually severe weather, unforeseen site conditions, failure to receive building permits on schedule or third-party delays in supplying materials or personnel. We may not be able to negotiate satisfactory construction agreements with third-party contractors, or our third-party contractors may not be able to contract with their subcontractors on a timely basis. In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations to us, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, we may encounter delays in completion or cost overruns. We may not be able to recover our losses resulting from construction cost overruns or delays. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases. We would likely incur significant expenses in the event we provide alternative housing, which could have a material adverse effect on our financial condition, cash flows and results of operations. If construction is not completed on schedule, residents may attempt to break their leases and our occupancy at such properties for that academic year may decline significantly. In addition, on our third-party developments, a delay may expose us to damages due to the owner.

Our awarded projects may not be successfully structured or financed and may delay our recognition of revenues.

The timing of revenue recognition from our awarded development services projects will, among other things, be contingent upon successfully structuring and closing project financing as well as the timing of construction.  The development projects that we have been awarded have at times been delayed beyond the originally scheduled construction commencement date.  If such delays were to occur with our current awarded projects, our recognition of expected revenues and receipt of expected fees from these projects would be delayed.

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

We face risks associated with owning undeveloped land.

We own and may acquire undeveloped land that we intend to develop in the future. If the demand for student housing or rental rates decrease, we may not be able to fully recover the purchase price of the undeveloped land or be able to build and develop the undeveloped land into profitable student housing projects. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs of undeveloped land can be significant and can result in losses or reduced margins in a poorly performing project. If there are changes in the fair value of our land holdings and we determine that fair value is less than the carrying basis of our land holdings reflected in our financial statements, we may be required to take future impairment charges, which would adversely affect our operating results.

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

Unionization or work stoppages could have an adverse effect on us.

At times, we may be required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to unionized workers. Due to the highly labor intensive and price competitive nature of the construction business, the cost of unionization and/or prevailing wage requirements for new developments could be substantial. Unionization and prevailing wage requirements could adversely affect a new development’s profitability. In addition, union activity or a union workforce could increase the risk of a strike, which would adversely affect our ability to meet our construction timetables, which could adversely affect our reputation and our results of operations.

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

In addition, we mortgage some of our properties to secure payment of indebtedness. In 2017, $62.6 million, or 100%, of our mortgage and construction debt reaches maturity. The variable rate mortgage debt maturing in 2017 secured by our University Towers collegiate housing community at North Carolina State University had one remaining one-year extension option, but was repaid in February 2017. The variable rate construction debt maturing in 2017 secured by The Oaks on the Square - Phase IV collegiate housing community serving the University of Connecticut has two one-year extension options. If we are unable to service the debt or exercise the extension options, including in the event we are not successful in refinancing our debt upon maturity if we so choose, then the properties securing the mortgages could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock.

Our use of debt financing reduces cash available for distribution and may expose us to the risk of default under our debt obligations.

As of December 31, 2016, our total consolidated indebtedness was approximately $520.1 million (excluding unamortized deferred financing costs). Furthermore, our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Fifth Amended Revolver and the Term Loans each contains customary affirmative and negative covenants and provides for potential availability of $1.0 billion and $250.0 million, respectively, upon satisfaction of certain conditions. There is no limit on the amount of indebtedness that we may incur, except as provided by the covenants on these debt agreements, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

In addition, the indenture governing our outstanding 4.60% Unsecured Senior Notes due 2024 (the "Unsecured Senior Notes") contains financial and operating covenants that among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets and incur secured and unsecured indebtedness.

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

•	a default under the Fifth Amended Revolver, Term Loans or Unsecured Senior Notes may preclude further availability of credit from other sources; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

In connection with our Unsecured Senior Notes offering, we were assigned a Baa3 senior shelf rating with stable outlook by Moody's Investor's Service, and a "BBB-" issue level and corporate credit rating from Standard & Poor's Ratings Service. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.

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

We receive a significant portion of our revenues by leasing our properties under leases that generally provide for fixed rental rates, while certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of the London InterBank Offered Rate (“LIBOR”) or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. We have mortgage and construction debt with varying interest rates dependent upon LIBOR plus an applicable margin. In addition, our Fifth Amended Revolver bears interest at a variable rate on all amounts drawn under the facility. As of December 31, 2016, we had a total of $82.6 million outstanding in variable rate debt, or approximately 15.9%, of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

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

Legislative or other actions affecting REITs could have a negative effect on us.

Prospective holders should recognize that the present U.S. federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations of these laws could adversely affect the tax consequences of your investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2016, our owned portfolio consisted of 64 communities located in 22 states containing 32,729 beds in 12,294 apartment units located near 38 universities.

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

Our owned collegiate housing communities typically have the following characteristics:

•	median distance to campus of 0.1 miles;

•	median age of approximately 4 years;

•	designed specifically for student life style with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our owned communities as of December 31, 2016, which are included in the collegiate housing leasing segment discussed in Note 13, "Segments," to our accompanying consolidated financial statements. The majority of our communities are owned fee simple with the exception of University Village on Colvin, GrandMarc at the Corner, GrandMarc at Westberry Place. Campus Village, Campus West, 2400 Nueces and the UK properties, all of which are operated pursuant to ground lease agreements.

Name	Primary University Served	Region	Year Built	Acquisition/ Development Date	# of Beds	# of Units
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	South Central	1999	Jan ’05	708	211
Players Club	Florida State University Tallahassee, Florida	Southeast	1994	Jan ’05	336	84
The Lofts	University of Central Florida Orlando, Florida	Southeast	2002	Jan ’05	730	254
The Pointe	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	1999	Jan ’05	984	294
The Reserve at Columbia	University of Missouri Columbia, Missouri	Midwest	2000	Jan ’05	676	260
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	Midwest	1999	Jan ’05	732	234

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
University Towers	North Carolina State University Raleigh, North Carolina	Mid-Atlantic	1989		Jan ’05	889	251
Campus Creek	University of Mississippi Oxford, Mississippi	South Central	2004		Feb ’05	636	192
Campus Lodge	University of Florida Gainesville, Florida	Southeast	2001		Jun ’05	1,115	360
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	Southeast	1998		Jan ’06	336	84
River Pointe	State University of West Georgia Carrollton, Georgia	Southeast	2000		Jan ’06	504	132
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	North	2008	(6)	Aug ’08/ Aug '09	768	228
University Village on Colvin	Syracuse University Syracuse, New York	Mid-Atlantic	2009		Aug ’09	432	120
GrandMarc at the Corner	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Oct ’10	641	224
Jefferson Commons	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2007		Mar ’11	82	22
Wertland Square	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Mar ’11	152	50
The Berk on College	University of California at Berkeley Berkeley, California	West	1926		May ’11	122	41
The Berk on Arch	University of California at Berkeley Berkeley, California	West	1924		May ’11	43	17
University Village Towers	University of California at Riverside Riverside, California	West	2005		Sept ’11	554	149
Irish Row	University of Notre Dame South Bend, Indiana	North	2011		Nov ’11	326	127
The Lotus	University of Colorado Boulder, Colorado	West	2008	(7)	Nov ’11/ Aug '14	235	68
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	South Central	2006		Dec ’11	562	244
The Reserve on Stinson	University of Oklahoma Norman, Oklahoma	Midwest	2004		Jan ’12	612	204
Campus West	Syracuse University Syracuse, New York	Mid-Atlantic	2012		Aug '12	313	191
East Edge	University of Alabama Tuscaloosa, Alabama	Southeast	2012		Aug '12	774	337
The Oaks on the Square - Phase I & II	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2012	(1)	Aug ’12/Aug '13	503	322
The Province	East Carolina University Greenville, North Carolina	Mid-Atlantic	2011		Sept ’12	728	235
Campus Village	Michigan State University East Lansing, Michigan	North	2004		Oct ’12	355	106
The District on 5th	University of Arizona Tuscon, Arizona	West	2012		Oct ’12	764	208
The Province at Kent State	Kent State University Kent, Ohio	North	2012		Nov ’12	596	246
The Centre at Overton Park	Texas Tech University Lubbock, Texas	South Central	2005		Dec ’12	400	278
The Suites at Overton Park	Texas Tech University Lubbock, Texas	South Central	2009		Dec ’12	465	298
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	North	2012		Jul '13	745	193
2400 Nueces(2)	University of Texas at Austin Austin, Texas	South Central	2013		Aug '13	655	304
3949	Saint Louis University Saint Louis, Missouri	Midwest	2013		Aug '13	256	197
Lymon T. Johnson Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	301	155
Central Hall II(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	300	154

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
Roosevelt Point	Arizona State University - Downtown Phoenix Phoenix, Arizona	West	2013		Aug '13	609	326
The Retreat at Oxford	University of Mississippi Oxford, Mississippi	South Central	2013	(4)	Aug ’13/Aug '16	1,018	268
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	2013		Sept '13	587	138
The Varsity	University of Michigan Ann Arbor, Michigan	North	2013		Dec '13	415	181
109 Tower	Florida International University Miami, Florida	Southeast	2014		Aug '14	542	149
The Oaks on the Square - Ph III	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2014		Aug '14	116	92
Georgia M. Blazer Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	427	191
Haggin Hall I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	396	163
Frances Jewell Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	740	380
Woodland Glen I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	409	212
Woodland Glen II(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	409	212
The District on Apache	Arizona State University Tempe, Arizona	West	2013		Sept '14	900	279
Commons on Bridge	University of Tennessee Knoxville, Tennessee	South Central	2009		June '15	150	51
Woodland Glen III(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	782	404
Woodland Glen IV(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	578	300
Woodland Glen V(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	250	130
The Oaks on the Square - Ph IV	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2015		Aug '15	391	204
The Retreat at Louisville	University of Louisville Louisville, Kentucky	South Central	2015		Aug '15	656	157
The Province Boulder	University of Colorado Boulder, Colorado	West	2014		Sept '15	317	84
Lokal	Colorado State University Fort Collins, Colorado	West	2015		Mar ’16	194	79
Hub at Madison	University of Wisconsin Madison, Wisconsin	North	2015		May ’16	1,038	313
Pura Vida Place	Colorado State University Fort Collins, Colorado	West	2012		Aug '16	100	52
Carriage House	Colorado State University Fort Collins, Colorado	West	2015		Aug '16	94	54
Retreat at Blacksburg	Virginia Tech Blacksburg, Virginia	Mid-Atlantic	2016		Aug '16	829	203
Holmes Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2016		Aug '16	645	332
Boyd Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2016		Aug '16	496	162
Urbane	University of Arizona Tucson, Arizona	West	2016		Sept '16	311	104
Total owned properties			2012	(5)		32,729	12,294

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
(4) The first phase of The Retreat at Oxford, which included 668 beds, was completed in August 2013. The second phase, which included 350 beds, was completed in August 2016.
(5) Represents median year for all properties in our wholly-owned portfolio.

(6) The first phase of The Reserve at Saluki Pointe, which included 528 beds, was completed in August 2008. The second phase, which included 240 beds, was completed in August 2009.
(7) The first phase of The Lotus, which included 40 beds, was completed in November 2011. The second phase, which included 195 beds, was completed in August 2014.

The following table contains performance information for our communities by region that were open and operating as of December 31, 2016. The information below excludes revenue related to our food service operations that are offered at one property.

			As of December 31, 2016
Region	Number of Communities	Number of Beds	Average Occupancy(1)	Monthly Revenue Per Available Bed(2)
Mid-Atlantic	13	6,647	92.5%	$803
Midwest	4	2,276	80.5%	502
North	7	4,243	92.8%	725
South Central	21	10,983	84.0%	743
Southeast	7	4,337	97.2%	620
West	12	4,243	95.3%	825
Total	64	32,729	89.9%	$728

(1)	Average of the physical month-end occupancy rates and is calculated as total occupied beds divided by total design beds.
(2) Monthly revenue per available bed for 2016 is equal to total revenue for the year ended December 31, 2016 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition through December 31, 2016 divided by the sum of the total beds (including staff and model beds) at the property each month while owned.

Mortgage and Construction Indebtedness

The following table contains summary information concerning the mortgage and construction debt encumbering our owned communities as of December 31, 2016 (dollars in thousands):

Property	Outstanding Balance as of December 31, 2016	Interest Rate		Interest Rate Type	Initial Maturity Date		Weighted Average Years to Maturity
University Towers	32,950	2.73%	(3)	Variable	7/1/2017	(2)	0.5
Mortgage Debt	32,950	2.73%	(1)				0.5 years

The Oaks on the Square - Phase IV	29,626	2.60%	(4)	Variable	10/20/2017		0.8
Construction Loans	29,626	2.60%	(1)				0.8 years

Total mortgage and construction debt / weighted average rate	62,576	2.67%	(1)				0.7 years
Unamortized deferred financing costs	(56)
Total net of unamortized deferred financing costs	62,520
Less current portion, net of unamortized deferred financing costs	(62,520)
Total mortgage and construction debt, net of current portion	$—

(1)	Represents the weighted average effective interest rate as of December 31, 2016.

(2)
During the year ended December 31, 2016, the Operating Partnership extended the mortgage debt for one year. Subsequent to December 31, 2016, the Operating Partnership repaid the mortgage debt outstanding in full.

(3) The annual interest rate applicable to the loan is, at the option of the Trust, equal to a prime rate plus a 0.50% margin or LIBOR plus a 2.10% margin and interest only through July 1, 2015. The loan may be extended for two 12-month periods, provided that the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid.
(4) During 2014, the Operating Partnership entered into a $38.0 million construction loan related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00%

margin and is interest-only through October 20, 2017. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

The mortgage is a non-recourse obligation subject to customary exceptions. The mortgage loan on University Towers can be prepaid in whole or in part, without penalty, provided that any prepayment is made on the last day of the interest period. Such debt was repaid in full in February 2017. The construction loan on The Oaks on the Square Phase IV has a 30% repayment guarantee, which will be reduced to 15% if certain requirements are met. The construction loan can be prepaid without penalty.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol “EDR.” There were approximately 427 holders of record of the 73,155,531 shares outstanding on February 24, 2017. On the same day, our common stock closed at $42.26.

The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2015 and 2016:

	High	Low	Distributions Declared
Fiscal 2015
Quarter 1	$39.65	$34.07	$0.36
Quarter 2	36.00	31.21	0.36
Quarter 3	33.94	28.01	0.37
Quarter 4	38.56	32.55	0.37
Fiscal 2016
Quarter 1	$42.13	$34.76	$0.37
Quarter 2	46.14	38.59	0.37
Quarter 3	48.87	41.95	0.38
Quarter 4	43.16	38.72	0.38

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

Issuer Repurchases of Equity Securities

There were no repurchases during the three months ended December 31, 2016.

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

During the three months ended December 31, 2016, in connection with the DRSPP, we directed the plan administrator to purchase 1,132 shares of our common stock for $46,067 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2016. We also directed the plan administrator to purchase 200 shares of our common stock for $8,300 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2016	67	$41.67	—	—
November 1 – 30, 2016	1,177	$40.68	—	—
December 1 – 31, 2016	88	$41.11	—	—
Total	1,332	$40.82	—	—
(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. The Board authorized the issuance or purchase of 4,000,000 shares of common stock under the DRSPP.

Recent Sales of Unregistered Securities

None.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among EdR, the S&P 500 Index
and the MSCI US REIT Index

The following graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Index (the "S&P 500") and to the Morgan Stanley Capital International U.S. REIT Index (the "MSCI US REIT Index") for the period from December 31, 2011 through December 31, 2016. The graph assumes an initial investment of $100 in our common stock and in each of the indices, and also assumes the reinvestment of dividends.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
EdR	$100.00	$107.27	$92.74	$134.13	$144.82	$167.61
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
MSCI US REIT	100.00	117.77	120.68	157.34	161.30	175.17

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

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$274,187	$240,623	$206,322	$167,476	$124,087
Third-party development services	2,364	2,233	6,805	2,989	820
Third-party management services	3,588	3,670	3,959	3,697	3,446
Operating expense reimbursements	8,829	8,636	8,707	10,214	9,593
Total revenues	288,968	255,162	225,793	184,376	137,946
Operating expenses:
Collegiate housing leasing operations	111,378	101,283	92,649	79,957	59,524
General and administrative	22,274	20,898	19,802	14,155	14,176
Depreciation and amortization	81,413	68,022	58,974	48,098	33,240
Ground lease expense	12,462	11,268	8,988	7,622	6,395
Loss on impairment	2,500	—	12,733	—	—
Other operating expenses(1)	1,046	—	—	—	—
Reimbursable operating expenses	8,829	8,636	8,707	10,214	9,593
Total operating expenses	239,902	210,107	201,853	160,046	122,928
Operating income	49,066	45,055	23,940	24,330	15,018
Nonoperating expenses	27,306	26,728	8,546	18,837	15,322
Income (loss) before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	21,760	18,327	15,394	5,493	(304)
Equity in losses of unconsolidated entities	(328)	(668)	(710)	(203)	(363)
Income (loss) before income taxes, discontinued operations and gain on sale of collegiate housing properties	21,432	17,659	14,684	5,290	(667)
Income tax expense (benefit)	684	347	261	203	(884)
Income from continuing operations	20,748	17,312	14,423	5,087	217
Income (loss) from discontinued operations	—	—	—	(456)	8,420
Income before gain on sale of collegiate housing properties	20,748	17,312	14,423	4,631	8,637
Gain on sale of collegiate housing properties	23,956	2,770	33,231	—	—
Net income	44,704	20,082	47,654	4,631	8,637
Less: Net income (loss) attributable to the noncontrolling interests	(220)	171	599	308	216
Net income attributable to Education Realty Trust, Inc.	$44,924	$19,911	$47,055	$4,323	$8,421

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)

Earnings per share information:
Income (loss) per share – basic:
Continuing operations	$0.65	$0.40	$1.10	$0.12	$—
Discontinued operations	—	—	—	(0.01)	0.25
Net income per share	$0.65	$0.40	$1.10	$0.11	$0.25

Income (loss) per share – diluted:
Continuing operations	$0.65	$0.40	$1.09	$0.12	$—
Discontinued operations	—	—	—	(0.01)	0.24
Net income per share	$0.65	$0.40	$1.09	$0.11	$0.24

Weighted average common shares outstanding:
Basic	69,336	49,676	42,934	38,144	33,748
Diluted	69,600	49,991	43,277	38,490	34,106

Net income attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of noncontrolling interests	$44,924	$19,911	$47,055	$4,776	$68
Income (loss) from discontinued operations, net of noncontrolling interests	—	—	—	(453)	8,353
Net income	$44,924	$19,911	$47,055	$4,323	$8,421
(1) This amount represents the change in fair value of contingent consideration liability related to the Hub at Madison and Urbane acquisitions.

BALANCE SHEET DATA

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Assets:
Collegiate housing properties, net	$2,398,648	$1,892,180	$1,706,711	$1,505,672	$1,220,266
Other assets, net	107,537	109,651	99,619	102,076	102,097
Total assets	$2,506,185	$2,001,831	$1,806,330	$1,607,748	$1,322,363
Liabilities and equity:
Mortgage and construction notes payable, net of unamortized deferred financing costs	$62,520	$204,511	$248,128	$419,864	$396,522
Other unsecured indebtedness, net of unamortized deferred financing costs	454,676	434,196	457,702	356,900	79,000
Other liabilities	148,599	104,694	94,170	91,144	75,087
Total liabilities	665,795	743,401	800,000	867,908	550,609
Redeemable noncontrolling interests	38,949	13,560	14,512	9,871	8,944
Equity	1,801,441	1,244,870	991,818	729,969	762,810
Total liabilities and equity	$2,506,185	$2,001,831	$1,806,330	$1,607,748	$1,322,363

OTHER DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Funds from operations (FFO)(1):
Net income attributable to Education Realty Trust, Inc.	$44,924	$19,911	$47,055	$4,323	$8,421
Gain on sale of collegiate housing properties	(23,956)	(2,770)	(33,231)	(3,913)	(5,496)
Gain on insurance settlement	—	—	(8,133)	—	—
Loss on impairment of collegiate housing assets	2,500	—	12,733	5,001	—
Collegiate housing property depreciation and amortization of lease intangibles	79,653	66,499	58,055	49,316	37,237
Equity portion of real estate depreciation and amortization on equity investees	2,699	2,141	701	196	225
Equity portion of loss on sale of collegiate housing property on equity investee	—	—	—	—	88
Noncontrolling interests	153	298	538	249	305
Funds from operations available to stockholders and unitholders	105,973	86,079	77,718	55,172	40,780

Other adjustments to FFO:
Acquisition costs	619	293	1,058	393	1,110
Straight-line adjustment for ground leases	4,731	4,782	4,835	5,255	4,364
Severance costs, net of tax	—	—	314	—	—
Change in fair value of contingent consideration liability	1,046	—	—	—	—
Loss on extinguishment of debt	10,611	403	3,543	—	—
Impact of other adjustments to FFO	17,007	5,478	9,750	5,648	5,474

FFO on participating developments:
Interest on loan to participating development	—	—	(5,581)	1,825	1,830
Development fees on participating development, net of costs and tax	—	—	(1,548)	454	91
FFO on participating developments	—	—	(7,129)	2,279	1,921
Core funds from operations available to stockholders and unitholders(2)	$122,980	$91,557	$80,339	$63,099	$48,175

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data and selected community information)
Cash flow information:
Net cash provided by operations	$132,631	$99,895	$89,221	$77,407	$51,394
Net cash used in investing	(525,519)	(246,756)	(235,775)	(298,313)	(368,948)
Net cash provided by financing	393,621	162,218	142,866	225,940	258,780

Per share and distribution data:
Cash distributions declared per share	$1.50	$1.46	$1.38	$1.26	$1.02
Cash distribution declared per unit	$1.50	$1.46	$1.38	$1.26	$1.02
Cash distributions declared	$103,965	$71,743	$60,160	$48,459	$34,491

Selected community information(3):
Units(4)	12,294	11,679	10,444	9,933	7,930
Beds(4)	32,729	30,400	27,637	27,982	23,263
Occupancy(5)	89.9%	91.5%	91.9%	90.3%	90.9%
Revenue per available bed(6)	$727	$693	$626	$555	$513

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of collegiate housing assets and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests, only as they relate to OP Units, in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from collegiate housing dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net income (loss) for the years ended December 31, 2016, 2015 and 2014, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Funds From Operations.”

(2)
Core FFO is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization or severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, we believe that Core FFO is a useful supplemental measure for the investing community to use in comparing the company to other REITs as most REITs provide some form of adjusted or modified FFO. See "Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Funds From Operations."

(3)
The selected community information represents all owned communities for 2016 (64), 2015 (59), 2014 (50), 2013 (49) and 2012 (41). This information excludes property information related to discontinued operations for all years.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of our management. Our MD&A is presented in ten sections:

•	Overview

•	Our Business Segments

•	Trends and Outlook

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Distributions

•	Off-Balance Sheet Arrangements

•	Non-GAAP Measures

•	Inflation

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the year ended December 31, 2016.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. For the 2016-2017 leasing cycle and the 2015-2016 cycle, approximately 77.9% and 74.3%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for renewing residents, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year. In addition, several of our properties (University Towers, The Berk, University Village on Colvin and all UK properties) operate under an eight or nine month lease. During certain periods in the summer months, no rent revenue is recognized, resulting in seasonality in our operating results during that time.

Development consulting services

In 2016, revenue from our development consulting services represented 0.8% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

In 2016, revenue from our management services segment represented 1.3% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

After three consecutive years of declining new supply, we currently anticipate the volume of new supply in our markets to be greater in 2017 than it was in 2016. However, the rate of new supply is projected to exceed enrollment growth by only 30 basis points. This difference is consistent with what we experienced over the last four years, during which we averaged 3.8% annual increases in same-community revenue. We believe these results are reflective of both the quality of our portfolio, which includes communities that are generally newer and better-located than other collegiate housing communities in our markets, as well as the modernization that continues to occur our the industry. We do not believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 3.6% over the last six years, has changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full year as of December 31, 2016 and 2015 and are not conducting substantial development or redevelopment activities and were not sold during the respective periods. During 2016, we sold three properties, which are excluded from same-community results (see Note 5 to the accompanying consolidated financial statements).

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. In 2016, same-community revenue per occupied bed increased to $803 and same-community physical occupancy increased to 91.2%, compared to same-community revenue per occupied bed of $775 and same-community physical occupancy of 91.8% in 2015. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2016-2017 lease term with a 2.3% increase in rental revenue. Opening occupancy was down 111 basis points to 96.7% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2016-2017 lease term with an average occupancy of 88.8%.

North Carolina State University announced a requirement that all freshmen live on campus beginning in September 2017. This announcement will likely negatively impact leasing of our University Towers collegiate housing property beginning with the 2017/2018 lease year as the beds have historically been primarily leased to freshmen. We will continue to monitor the impact of this change in university policy, as it could negatively impact the property's results of operations and the valuation of the property.

Development consulting services

Third-party development consulting services

In 2016 and 2015, third-party development revenue was $2.4 million and $2.2 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these levels. We recently delivered third-party projects at Clarion University of Pennsylvania and University of California, Berkeley. We are currently providing third-party development services with a project under construction at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University with delivery targeted for the summer of 2017.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, which we expect to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program that allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have 16 ONE PlanSM projects representing 21 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 5,733 beds for $348.3 million of development costs in the four phases at UK. Construction on the 2017 deliveries is on-track to deliver 1,117 beds for a total cost of $101.0 million. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aging on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2015, 2014, and 2013, same-community operating expenses increased 5.0%, 2.6%, and 4.2%, respectively. In 2016, same-community operating expenses increased approximately 2.6%. This increase was mainly driven by higher real estate taxes. We expect full year same-community operating expenses to increase between 3.0-4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future.

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

Unallocated general and administrative costs in 2016 were $10.4 million (excluding development pursuit costs and acquisition costs of $1.2 million), an increase of $1.4 million, or 16%, when compared to 2015. This increase during 2016 is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, including our announced development pipeline. While we expect general and administrative costs to continue with double digit increases, we expect our growth rate to moderate going forward.

Asset repositioning and capital recycling

Since 2009, we have acquired $1.2 billion of collegiate housing communities, completed $832.7 million of developments and disposed of $486.9 million of collegiate housing communities. Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $801. Currently, 83% of our beds and 88% of our community NOI are located on or pedestrian to campus.

During the year ended December 31, 2016, we completed the acquisition of five collegiate housing properties for $287.1 million, resulting in an increase to our portfolio of 1,737 beds. We also sold three housing communities consisting of 1,728 beds for a combined gross sales price of $96.6 million. The Trust received net proceeds of $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

In January and February 2017, we acquired the following collegiate housing properties:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Retreat at Corvallis	Oregon State University	January 2017	1,016	330	$99,450
319 Bragg	Auburn University	February 2017	305	86	28,500
Total			1,321	416	$127,950

In the fall of 2016, we completed the following development projects (dollars in thousands):

Project	Project Type	Bed Count	Total Project Development Cost Upon Opening	EdR's Ownership Percentage	EdR's Share of Development Cost
University of Kentucky - Holmes Hall and Boyd Hall	ONE Plan	1,141	$83,911	100%	$83,911
Virginia Tech - Retreat at Blacksburg - Phases I & II	Wholly Owned (1)	829	64,433	75%	48,325
University of Mississippi - Retreat at Oxford - Phase II	Wholly Owned	350	26,161	100%	26,161
Total - August 2016 Delivered Communities		2,320	$174,505		$158,397
(1)The Retreat at Blacksburg was initially a joint venture. During September 2016, we purchased our partner's 25% ownership interest in the property.

The community at Virginia Tech is located within walking distance from campus, the community at the University of Mississippi is less than one mile from campus and the communities at the University of Kentucky are located directly on campus (see Note 4 to the accompanying consolidated financial statements).

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following 2017, 2018 and 2019 deliveries (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost (1)	EdR's Economic OwnershipCost (1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded (1)
2017 Deliveries
University of Kentucky - University Flats	ONE Plan	100%	771	$74,000	$74,000	$74,000	$22,000
Boise State University	ONE Plan	100%	656	39,800	39,800	39,800	23,300
University of Kentucky - Lewis Hall	ONE Plan	100%	346	26,900	26,900	26,900	13,500
Michigan State University - SkyVue	Joint Venture	90%	824	89,900	80,900	87,700	33,300
Texas State University - The Local: Downtown	Joint Venture	80%	304	29,600	23,700	28,100	14,400
Oklahoma State University - Avid Square	Joint Venture	70%	475	47,200	33,000	43,700	28,200
Northern Michigan University	ONE Plan	100%	800	50,300	50,300	50,300	41,600
Total - 2017 Deliveries			4,176	$357,700	$328,600	$350,500	$176,300

2018 Deliveries
University of Pittsburgh	Joint Venture	80%	723	$106,100	$84,900	$100,300	$84,500
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	37,100
Northern Michigan University	ONE Plan	100%	400	25,100	25,100	25,100	25,100
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	82,400
Arizona State University	Joint Venture	90%	857	164,900	148,400	159,100	139,100
Cornell University	ONE Plan	100%	872	86,000	86,000	86,000	84,200
Total - 2018 Deliveries			4,151	$518,000	$432,300	$492,000	$452,400

University of Hawai'i - Hale Mahana	Joint Venture	90%	599	$109,600	$98,600	$106,300	$86,900
Total - 2019 Deliveries			599	$109,600	$98,600	$106,300	$86,900

Total Active Projects			8,926	$985,300	$859,500	$948,800	$715,600
(1) Represents estimates that are subject to change as the development process proceeds.

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

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. Based on past experience, we consider the sale of an asset to be probable and that the plan to sell the asset will not be withdrawn once a non-refundable deposit has been received, which typically occurs at the end of a due diligence period, thus triggering held for sale classification. If fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. Effective January 1, 2014, we adopted Accounting Standards Update No. 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in our business will qualify for treatment as discontinued operations. The property dispositions in 2015 and 2016 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table presents our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year ended December 31,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$274,187	$240,623	$33,564	13.9%
Collegiate housing leasing operations	111,378	101,283	10,095	10.0%
Net operating income	$162,809	$139,340	$23,469	16.8%

Development Consulting Services:
Third-party development consulting services	$2,364	$2,233	$131	5.9%
General and administrative(1)	2,044	2,802	(758)	(27.1)%
Net operating (loss) income	$320	$(569)	$889	(156.2)%

Management Services:
Third-party management services	$3,588	$3,670	$(82)	(2.2)%
General and administrative(1)	2,308	2,844	(536)	(18.8)%
Net operating income	$1,280	$826	$454	55.0%

Reconciliations:
Segment revenue	$280,139	$246,526	$33,613	13.6%
Operating expense reimbursements	8,829	8,636	193	2.2%
Total segment revenues	$288,968	$255,162	$33,806	13.2%

Segment operating expenses	$115,730	$106,929	$8,801	8.2%
Reimbursable operating expenses	8,829	8,636	193	2.2%
Total segment operating expenses	$124,559	$115,565	$8,994	7.8%

Segment net operating income	$164,409	$139,597	$24,812	17.8%
Other unallocated general and administrative expenses(2)	(17,922)	(15,252)	(2,670)	17.5%
Depreciation and amortization	(81,413)	(68,022)	(13,391)	19.7%
Ground lease expense	(12,462)	(11,268)	(1,194)	10.6%
Loss on impairment of collegiate housing properties	(2,500)	—	(2,500)	NM
Nonoperating expenses	(27,306)	(26,728)	(578)	2.2%
Other operating expenses(3)	(1,046)	—	(1,046)	NM
Equity in losses of unconsolidated entities	(328)	(668)	340	(50.9)%
Income before income taxes and gain on sale of collegiate housing properties	$21,432	$17,659	$3,773	21.4%

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

(3) Represents the change in fair value of contingent consideration liabilities associated with the acquisitions of the Hub at Madison and Urbane during 2016.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,		Favorable (Unfavorable)
	2016	2015
Owned communities:
Occupancy
Physical(1)	89.9%	91.5%	(160	) bps
Economic(2)	88.2%	89.2%	(100	) bps
NarPOB(3)	$750	$706	$44
Other income per occupied bed(4)	$58	$51	$7
RevPOB(5)	$808	$757	$51
Operating expense per bed(6)	$295	$292	$(3)
Operating margin(7)	59.4%	57.9%	150	bps
Design Beds(8)	377,334	347,248	30,086

Same-communities(9):
Occupancy
Physical(1)	91.2%	91.8%	(60	) bps
Economic(2)	89.8%	90.1%	(30	) bps
NarPOB(3)	$745	$720	$25
Other income per occupied bed(4)	$58	$55	$3
RevPOB(5)	$803	$775	$28
Operating expense per bed(6)	$304	$296	$8
Operating margin(7)	58.5%	58.4%	10	bps
Design Beds(8)	298,560	298,560	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Net apartment rent per occupied bed ("NarPOB") represents GAAP net apartment rent for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.

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

(9)
Represents operating statistics for communities that were owned by us and were operating for the full years ended December 31, 2016 and 2015. The same-community portfolio excludes properties that are sold or have met the requirements for held for sale accounting treatment.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2016 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Year ended December 31, 2015	$240,623	$101,283
Increase in same-community	6,411	2,339
Increase from 2015 deliveries	13,322	3,790
Increase from 2015 acquisitions	3,207	1,469
Increase from 2016 deliveries	7,979	2,056
Increase from 2016 acquisitions	10,008	3,604
Increase from pre-opening expense on future developments	—	1,413
Decrease from sold communities	(7,363)	(4,576)
Year ended December 31, 2016	$274,187	$111,378

The increase in same-community revenue of $6.4 million, or 3.0%, was driven from a 3.1% increase in rental rates, a 0.5% decrease in occupancy and a 0.4% growth in other income. At the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2015 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in prior year. In 2016, we recognized revenue on the 2016 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $2.3 million, or 2.6%, over prior year and is mainly due to increased rates in real estate taxes, increased maintenance and repair costs and an increase in general and administrative expenses.We also experienced an increase in operating expenses related to 2015 and 2016 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $4.6 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2016 and 2015:

Project	Beds	Fee Type	2016	2015	Favorable (Unfavorable)
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$46	$1,115	$(1,069)
East Stroudsburg University – Pennsylvania Ph II	488	Development fee	338	—	338
Athens – Georgia Heights	292	Development fee	—	101	(101)
Wichita State University	784	Development fee	—	10	(10)
Bowles Hall	186	Development fee	942	826	116
Shepherd University	297	Development fee	395	—	395
Texas A&M – Commerce	490	Development fee	210	—	210
Southeastern Louisiana University	—	Pre-development fee	314	—	314
Purchasing fees	—	Purchasing fee	119	181	(62)
Third-party development consulting services total			$2,364	$2,233	$131

Third-party development consulting services revenue increased $0.1 million to $2.4 million for the year ended December 31, 2016 as compared to the same period in 2015. Third-party development consulting services revenue fluctuates based on the number and timing of development projects. There were no revenues associated with cost savings for the years ended December 31, 2016 and 2015.

General and administrative expenses for the segment decreased $0.8 million, or 27.1%, for the year ended December 31, 2016 compared to the the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development projects, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Total management services revenue decreased $0.1 million, or 2.2%, for the year ended December 31, 2016 as compared to the same period in 2015. This decrease is due primarily to the lost revenue from properties we no longer manage.

General and administrative expenses for our management services segment decreased $0.5 million, or 18.8%, for the year ended December 31, 2016 compared to the same period in the prior year. This decrease correlates to the decrease in the number of managed communities over the prior year and is partially due to the continued growth of our owned portfolio and the a reduction in general and administrative expenses allocated to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $2.7 million, or 17.5%, during the year ended December 31, 2016 over the same period in the prior year. The increase includes approximately $0.7 million in acquisition and development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $13.4 million, or 19.7%, during the year ended December 31, 2016 as compared to the same period in the prior year. This increase relates primarily to 16 new communities (acquisitions or developments placed in service) opened since January 1, 2015, partially offset by sold communities. Additionally, $2.9 million of accelerated depreciation was recorded during the year ended December 31, 2016 related to the change in estimated useful life due to the redevelopment of Players Club (see Note 2 to the accompanying consolidated financial statements) and $3.9 million of amortization of in-place leases related to the 2016 acquisitions (see Note 4 to the accompanying consolidated financial statements).

Ground lease expense

For the year ended December 31, 2016, the cost of ground leases increased $1.2 million, or 10.6%, compared to the same period in the prior year. This increase relates primarily to the opening of three new communities in 2015 for which a full 12 months of expense is included in 2016 results and two new communities in 2016 on the campus of the University of Kentucky. Except for ground leases that are structured as purely contingent rent, we recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

During the year ended December 31, 2016, we recorded impairment losses of $2.5 million related to collegiate housing communities. One asset was determined to be impaired due to a change in circumstances that indicated its carrying value may not be recoverable (see Note 2 to the accompanying consolidated financial statements). During the year ended December 31, 2015, we recorded no impairment losses.

Nonoperating expenses

Nonoperating expenses consist of the following for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change ($)	Change (%)
Interest expense	$(15,454)	$(24,449)	$8,995	(36.8)%
Amortization of deferred financing costs	(1,731)	(2,089)	358	(17.1)%
Interest income	490	213	277	130.0%
Loss on extinguishment of debt	(10,611)	(403)	(10,208)	NM
Total nonoperating expenses	$(27,306)	$(26,728)	$(578)	2.2%

Total nonoperating expenses increased $0.6 million, or 2.2%, for the year ended December 31, 2016, compared to the same period in the prior year. The increase in loss on extinguishment of debt of $10.2 million represents costs incurred in connection with the payoff of $183.9 million of mortgage debt (see Note 10 to the accompanying consolidated financial statements) offset by a $9.0 million decrease in interest expense over prior year directly related to the payoff of mortgage and construction debt during 2015 and 2016.

Results of Operations for the Years Ended December 31, 2015 and 2014

The following table presents our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year ended December 31,
	2015	2014	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$240,623	$206,322	$34,301	16.6%
Collegiate housing leasing operations	101,283	92,649	8,634	9.3%
Net operating income	$139,340	$113,673	$25,667	22.6%

Development Consulting Services:
Third-party development consulting services	$2,233	$4,224	$(1,991)	(47.1)%
General and administrative(1)	2,802	2,354	448	19.0%
Net operating (loss) income	$(569)	$1,870	$(2,439)	(130.4)%

Management Services:
Third-party management services	$3,670	$3,959	$(289)	(7.3)%
General and administrative(1)	2,844	2,633	211	8.0%
Net operating income	$826	$1,326	$(500)	(37.7)%

Reconciliations:
Segment revenue	$246,526	$214,505	$32,021	14.9%
Operating expense reimbursements	8,636	8,707	(71)	(0.8)%
Eliminations / adjustments(2)	—	2,581	(2,581)	NM
Total segment revenues	$255,162	$225,793	$29,369	13.0%

Segment operating expenses	$106,929	$97,636	$9,293	9.5%
Reimbursable operating expenses	8,636	8,707	(71)	(0.8)%
Total segment operating expenses	$115,565	$106,343	$9,222	8.7%

Segment net operating income	$139,597	$119,450	$20,147	16.9%
Other unallocated general and administrative expenses (3)	(15,252)	(14,815)	(437)	2.9%
Depreciation and amortization	(68,022)	(58,974)	(9,048)	15.3%
Ground lease expense	(11,268)	(8,988)	(2,280)	25.4%
Loss on impairment of collegiate housing properties	—	(12,733)	12,733	NM
Nonoperating expenses	(26,728)	(8,546)	(18,182)	212.8%
Equity in losses of unconsolidated entities	(668)	(710)	42	(5.9)%
Income before income taxes and gain on sale of collegiate housing properties	$17,659	$14,684	$2,975	20.3%

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

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,		Favorable (Unfavorable)
	2015	2014
Owned communities:
Occupancy
Physical(1)	91.5%	91.9%	(40	) bps
Economic(2)	89.2%	87.7%	150	bps
NarPOB(3)	$706	$635	$71
Other income per occupied bed(4)	$51	$46	$5
RevPOB(5)	$757	$681	$76
Property operating expense per bed(6)	$292	$281	$(11)
Operating margin(7)	57.9%	55.1%	280	bps
Design Beds(8)	347,248	329,587	17,661

Same communities(9):
Occupancy
Physical(1)	93.1%	91.8%	130	bps
Economic(2)	91.3%	88.1%	320	bps
NarPOB(3)	$675	$645	$30
Other income per occupied bed(4)	$53	$50	$3
RevPOB(5)	$728	$695	$33
Property operating expense per bed(6)	$301	$282	$(19)
Operating margin(7)	55.6%	55.9%	(30	) bps
Design Beds(8)	272,628	272,628	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Net apartment rent per occupied bed ("NarPOB") represents GAAP net apartment rent for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2015 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Year ended December 31, 2014	$206,322	$92,649
Increase in same-community	10,895	5,271
Increase from 2014 deliveries	14,911	4,542
Increase from 2014 acquisitions	10,044	3,821
Increase from 2015 deliveries	10,360	2,628
Increase from 2015 acquisitions	1,753	561
Increase from pre-opening expense on future development	—	317
Decrease from sold communities	(13,662)	(8,506)
Year ended December 31, 2015	$240,623	$101,283

The increase in same-community revenue of $10.9 million, or 6.3%, was driven by a 3.7% increase in rental rates, a 2.0% improvement in occupancy and a 0.6% growth in other income. At the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2014 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in the prior year. In 2015, we recognized revenue on the 2015 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $5.3 million, or 6.9%, over the prior year, mainly due to increased rates in real estate taxes and a $0.8 million real estate charge relating to the settlement of an assessment dispute with a local school board at one community covering several prior assessment years. We also experienced an increase in operating expenses related to the 2014 and 2015 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $8.5 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2015 and 2014:

Project	Beds	Fee Type	2015	2014	Favorable (Unfavorable)
			(in thousands)
Clarion University of Pennsylvania	728	Development fee	$1,115	$931	$184
West Chester University of Pennsylvania – Phase II	653	Development fee	—	1,100	(1,100)
Athens - Georgia Heights	292	Development fee	101	166	(65)
Mansfield University of Pennsylvania Phase II	684	Development fee	—	4	(4)
Wichita State University	784	Development fee	10	1,878	(1,868)
Bowles Hall	186	Development fee	826	—	826
Miscellaneous consulting fees	—	Development Consulting fee	181	145	36
Third-party development consulting services total			$2,233	$4,224	$(1,991)

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

Ground lease expense

For the year ended December 31, 2015, the cost of ground leases increased $2.3 million, or 25.4%, compared to the same period in the prior year. This increase relates primarily to the opening of eight communities on the campus of the University of Kentucky in 2014 and 2015. Except for ground leases that are structured as purely contingent rent, we recognize ground lease expense on a straight-line basis over the life of the related ground lease.

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

Nonoperating expenses

Nonoperating expenses consist of the following for the years ended December 31, 2015 and 2014 (dollars in thousands):

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

Interest expense increased $3.8 million, or 18.4%, to $24.4 million for the year ended December 31, 2015. The increase in interest expense includes approximately $10.3 million of additional expense related to the Unsecured Senior Notes issued during November 2014 (see Note 10 to the accompanying consolidated financial statements), offset by a decrease in interest expense on mortgage and construction related debt of $5.5 million due to the prepayment of mortgage and construction debt during the year.

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

The loss on extinguishment of debt recognized for the year ended December 31, 2014 of $3.5 million represents costs incurred in connection with the early retirement of $190.1 million of mortgage and construction debt in 2014.

During the year ended December 31, 2014, we settled the insurance claims related to the July 2012 fire at 3949 Lindell, and recognized a gain of $8.1 million (see Note 19 to the accompanying consolidated financial statements).

Liquidity and Capital Resources

Cash and cash flows

As of December 31, 2016, we had $34.5 million of cash on hand compared to $33.7 million of cash on hand as of December 31, 2015.

During 2016, we generated $132.6 million of cash from operations compared to $99.9 million in 2015. This increase of $32.7 million is primarily attributable to the increase in combined community net operating income of $23.5 million.

During the year ended December 31, 2016, we used $525.5 million of cash in investing activities compared to $246.8 million over the same period in 2015. This increase in cash used for investing activities of $278.8 million is attributable primarily to the following:

•	an increase in cash used to acquire collegiate housing properties of $209.5 million, and

•	an increase in cash spent on development activities of $147.5 million, partially offset by

•	an increase in cash generated from the disposition of collegiate housing properties of $82.6 million (three dispositions in 2016 and one in 2015).

During the year ended December 31, 2016, we generated $393.6 million of cash from financing activities compared to $162.2 million during the same period in 2015. This increase of $231.4 million is attributable primarily to:

•	a significant increase in cash received from common stock offerings of $328.0 million during the year ended December 31, 2016 compared to the same period in 2015, partially offset by

•	an increase in repayments of mortgage and construction loans during the year ended December 31, 2016 of $75.7 million compared to the same period in 2015, and

•	an increase in dividends paid of $32.2 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.52 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, funds for our active development projects, funds for debt repayment and funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, recycling capital through potential asset sales and equity market activity, including sales of EdR common stock under our ATM Program or Forward Agreements. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Unsecured Senior Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering program, additional follow on equity offerings or additional public offerings of unsecured notes.

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

The Operating Partnership used $85.1 million of the proceeds from the January 2016 follow-on equity offering to prepay the two remaining notes under the secured credit facility with Fannie Mae (the "Master Secured Credit Facility"). One of the notes prepaid had a principal balance of $21.3 million at December 31, 2015, was set to mature on January 1, 2020 and had a fixed interest rate of 5.67%. The second note prepaid had a principal balance of $54.5 million, was set to mature on January 1, 2019 and had a fixed interest rate of 6.02%. The Operating Partnership incurred prepayment penalties of $9.3 million in connection with the prepayment of these notes. In addition, the Operating Partnership repaid in full fixed-rate mortgage debt of $22.3 million that was collateralized by The Centre at Overton Park collegiate housing community. The interest rate was equal to 5.60% and the mortgage debt was scheduled to mature on January 1, 2017.

On June 30, 2016, the Operating Partnership repaid in full variable rate construction debt with an outstanding principal balance of $35.7 million related to the development of The Retreat at Louisville. The effective interest rate at the repayment date was 2.5% and the loan was scheduled to mature on August 1, 2017. On September 27, 2016, the Operating Partnership repaid in full variable rate construction debt with an outstanding principal balance of $49.3 million related to the development of The Retreat at Blacksburg. The effective interest rate at the repayment date was 2.6% and the loan was scheduled to mature on February 4, 2019.

Subsequent to December 31, 2016, the Operating Partnership repaid in full variable rate mortgage debt with an outstanding principal balance of $33.0 million secured by the University Towers collegiate housing community. The loan was scheduled to mature on July 1, 2017.

Distributions for the year ended December 31, 2016 totaled $103.4 million, or $1.50 per share to our stockholders and $0.5 million, or $1.50 per OP Unit, to the limited partners in the Operating Partnership, compared to cash provided by operations of $132.6 million, or $1.81 per weighted average share/unit.

Based on our closing share price of $42.30 on December 31, 2016, our total enterprise value was $3.6 billion. With net debt (total debt less cash) of $485.6 million as of December 31, 2016, our debt to enterprise value was 13.5% compared to 22% as of December 31, 2015. With gross assets of $2.8 billion, which excludes accumulated depreciation of $311.1 million, our debt to gross assets ratio was 18.5% as of December 31, 2016 as compared to 28.3% as of December 31, 2015.

ATM Program

During October 2014, the Trust entered into equity distribution agreements to establish an at-the-market equity offering program ("ATM Program") whereby EdR was authorized to sell a maximum of $150.0 million in shares of its common stock. During the years ended December 31, 2016, 2015 and 2014, we sold approximately 2.3 million, 0.7 million and 0.5 million shares pursuant the ATM Program, and received net proceeds of $93.5 million, $26.7 million and $18.1 million, respectively, which exhausted the ATM Program. The Trust used the net proceeds to repay debt, fund our development pipeline and for general corporate purposes.

On May 2, 2016, the Trust entered into equity distribution agreements to establish a new ATM Program whereby EdR was authorized to sell a maximum of $300.0 million in shares of its common stock. The Trust sold approximately 7.0 million shares under these distribution agreements during the year ended December 31, 2016 and received net proceeds of approximately $296.2 million, which exhausted this $300.0 million ATM Program.

On August 1, 2016, the Trust entered into equity distribution agreements to establish a new ATM Program whereby EdR is authorized to sell a maximum of $300.0 million in shares of its common stock. Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to the Forward Agreements. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties, and through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. During the year ended December 31, 2016, the Trust entered into six Forward Agreements to sell an aggregate of 6.8 million shares of EdR common stock at a weighted average initial forward price of $42.77 per share, net of offering fees and discounts. The final sales price and proceeds to be received by the Trust from the sales under each Forward Agreement will be determined on the applicable date of settlement, with adjustments during the term of the contract for dividends as well as for a daily interest factor that varies with changes in the federal funds rate. The Trust generally has the ability to determine the dates and method of settlement, subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Trust currently expects to fully physically settle each Forward Agreement on one or more dates specified by the Trust prior to the maturity date of the applicable Forward Agreement, in which case the Trust will expect to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock underlying the applicable Forward Agreement multiplied by the relevant forward sale price. However, subject to certain exceptions, the Trust may also elect, in its discretion, to cash settle or net share settle a particular Forward Agreement, in which case the Trust may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Trust may owe cash (in the case of cash settlement) or shares of EdR common stock (in the case of net share settlement) to the relevant counterparty. Settlement of each Forward Agreement currently in place will occur on one or more dates not later than December 29, 2017. See Note 2 to the accompanying consolidated financial statements for information about the accounting treatment of the Forward Agreements.

Revolving credit facility

As described in Note 10 to the accompanying consolidated financial statements, on November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”), which has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of December 31, 2016, we were in compliance with all covenants and had availability of $480.0 million as $20.0 million was outstanding. The interest rate applicable to the Fifth Amended Revolver was 1.90% at December 31, 2016. As of February 28, 2017, $245.0 million had been drawn on the Fifth Amended Revolver, and we had remaining availability of $255.0 million.

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

The Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed by the Borrower under the Credit Agreement. As of December 31, 2016, we were in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 14 to the accompanying consolidated financial statements). As of December 31, 2016, the effective interest rate on the Tranche A term loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B term loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

On January 18, 2017, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amended and restated that certain First Amended and Restated Credit Agreement dated as of November 19, 2014 (the “Term Loan Facility”).

The Second Amended and Restated Credit Agreement amends and restates the Term Loan Facility solely (i) to lower the interest rate on the $187.5 million Tranche A term loan under the Term Loan Facility by 35 basis points from LIBOR plus a margin range from 155 to 225 basis points to LIBOR plus a margin a range of 120 basis points to 190 basis points, and (ii) to extend the maturity of the $65 million Tranche B term loan under the Term Loan Facility from January 13, 2019 to January 18, 2022. The provisions of the Second Amended and Restated Credit Agreement are otherwise identical to the provisions of the First Amended and Restated Credit Agreement. We also entered into a forward starting interest rate swap concurrently with the extension of the Tranche B term loan.

Unsecured Senior Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 10 to the accompanying consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2016, we were in compliance with all covenants.

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

During the year ended December 31, 2016, we sold the 605 West collegiate housing community located in Durham, North Carolina, which serves Duke University, The Reserve at Athens located in Athens, Georgia, which serves the University of Georgia, and The Commons at Tallahassee located in Tallahassee, Florida, which serves Florida State University. These three communities were sold for a combined gross sales price of approximately $96.6 million (see Note 5 to the accompanying consolidated financial statements). We received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions as reflected in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2016.

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

During January 2017, we completed an acquisition of The Retreat at Corvallis, serving Oregon State University. This 1,016-bed community was purchased at a contract price of $99.5 million. During February 2017, we also completed an acquisition of 319 Bragg, serving Auburn University. This 305-bed community was purchased at a contract price of $28.5 million.

During 2016, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 2016	1,038	341	$188,500
Pura Vida Place	Colorado State University, Colorado	August 2016	100	52	$12,000
Carriage House	Colorado State University, Colorado	August 2016	94	54	$12,000
Urbane	University of Arizona, Arizona	September 2016	311	104	$50,000

During 2015, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	September 2015	317	84	$48,800

We currently have thirteen active development projects that we are developing for our ownership with our share of aggregate development costs of $948.8 million. As of December 31, 2016, $233.2 million of the anticipated costs had been incurred and funded.

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

Capital expenditures

The historical recurring capital expenditures, excluding sold communities, at our same communities are set forth as follows:

	As of and for the Years Ended December 31,
	2016	2015	2014
Total units	9,397	8,263	6,228
Total beds	24,880	22,719	18,039
Total recurring capital expenditures (in thousands)	$4,801	$4,919	$3,844
Average per unit	$510.88	$595.33	$617.14
Average per bed	$192.95	$216.52	$213.07

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

Nonrecurring capital expenditures were approximately $18.0 million, $9.5 million and $12.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014. These expenditures relate to major renovations and improvements and typically are funded with cash on hand.

Commitments

The following table summarizes our contractual obligations as of December 31, 2016, excluding the Fifth Amended Revolver which matures in 2018 (in thousands):

	Less than 1 Year	1 – 3 Years		3 – 5 Years		More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations (1)	$62,576	$65,000	(6)	$372,500	(6)	$—	$500,076
Contractual Interest Obligations (2)	19,233	34,292		39,216		23,000	115,741
Operating Lease and Future Purchase Obligations (3)	17,977	29,673		20,651		653,923	722,224
Capital Reserve Obligations (4)	44	—		—		—	44
Development Projects (5)	379,170	128,397		—		—	507,567
Total	$479,000	$257,362		$432,367		$676,923	$1,845,652

(1)
Includes required monthly principal amortization and amounts due at maturity on first mortgage debt secured by collegiate housing properties and any amounts due under the Term Loan, Unsecured Senior Notes and construction loan agreements. Subsequent to December 31, 2016, the $33.0 million mortgage loan secured by the University Towers collegiate housing community was repaid in full.

(2)
Includes contractual fixed-rate interest payments on the Term Loan and Unsecured Senior Notes as well as estimates of variable rate interest payments based on the variable interest rates effective as of December 31, 2016. The Trust has $62.6 million of variable rate debt as of December 31, 2016.

(3)	Includes future minimum lease commitments under operating and long-term ground lease obligations.

(4)	Includes future annual contributions to the capital reserve as required by certain mortgage debt.

(5)
Consists of the completion of thirteen owned development projects which will be funded entirely by us and are scheduled to be completed between August 2017 and August 2019. We have entered into guaranteed maximum price contracts with general contractors for certain phases of the construction of these projects. In addition, we incur additional costs that are necessary to place these properties into service, such as the cost of furniture, fixtures and equipment, marketing and leasing costs. The unfunded commitments presented include only those costs that we are obligated to fund under the construction contracts. The Trust expects to fund this amount through a combination of cash flows generated from operations, draws on the Fifth Amended Revolver, issuance of securities under the ATM Program and potential debt or follow on equity offerings.

(6)
In January 2017, the Trust amended the Term Loans to extend the maturity of the five year tranche by three years from 2019 to 2022, reduced the interest rate margin of the seven year tranche by 35 bps and entered into forward swap agreements to effectively fix the interest rate during the extension period.

Long-term indebtedness

As of December 31, 2016, 62, or 97%, of our communities were unencumbered by mortgage or construction debt.

As of December 31, 2016, we had outstanding long-term indebtedness of $517.2 million (net of unamortized deferred financing costs of $2.9 million).

The scheduled future maturities of this indebtedness as of December 31, 2016 were as follows (in thousands):

Year
2017	$62,576	(1)
2018	20,000
2019	65,000	(2)
2020	—
2021	122,500	(2)
Thereafter	250,000
Total	520,076
Unamortized deferred financing costs	2,880
Outstanding as of December 31, 2016, net of unamortized deferred financing costs	$517,196
(1) Subsequent to December 31, 2016, the $33.0 million mortgage loan secured by the University Towers collegiate housing community was repaid in full.
(2) On January 18, 2017, the Operating Partnership entered into the Second Amended and Restated Credit Agreement which extends the maturity of the $65 million Tranche B term loan under the Term Loan Facility from January 13, 2019 to January 18, 2022, reduced the interest rate margin of the Tranche A term loan by 35 bps and entered into forward swap agreements to effectively fix the interest rate during the extension period.

As of December 31, 2016, the outstanding mortgage and construction debt had a weighted average interest rate of 2.7% and carried an average term to maturity of 0.7 years.

We had $20.0 million outstanding under the Fifth Amended Revolver as of December 31, 2016. The Fifth Amended Revolver matures on November 19, 2018, and provides that EROP may extend the maturity date by one year subject to certain conditions. The Fifth Amended Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of December 31, 2016 was 1.90%.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During May 2016, the Board increased the annual dividend target from $1.48 to $1.52 per share to our stockholders and per OP Unit to the Operating Partnership unitholders becoming effective with the August 15, 2016 dividend.

During 2016, we declared quarterly distributions aggregating $1.50 per share of EdR's common stock and per OP Unit in EROP.

As discussed above, the Board declared a fourth quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended December 31, 2016. The distributions were paid on February 15, 2017 to stockholders and unitholders of record at the close of business on January 31, 2017.

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

		December 31, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,934	n/a	$5,734	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	55,838	8,767	27,919	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,914	7,230	17,457	3,615	31,430	7,230	15,715	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2016, $36.8 million had been drawn on the construction loan, of which $7.2 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying consolidated financial statements.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO available to stockholders and unitholders is defined as FFO adjusted to include the economic impact of revenue on participating projects for which recognition is deferred for GAAP purposes. The adjustment for this revenue is calculated on the same percentage of completion method used to recognize revenue on third-party development projects. Core FFO also includes adjustments to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs and noncash fair value adjustments, and severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO.

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income attributable to Education Realty Trust, Inc.	$44,924	$19,911	$47,055
Gain on sale of collegiate housing assets	(23,956)	(2,770)	(33,231)
Gain on insurance settlement	—	—	(8,133)
Loss on impairment of collegiate housing assets	2,500	—	12,733
Real estate related depreciation and amortization	79,653	66,499	58,055
Equity portion of real estate depreciation and amortization on equity investees	2,699	2,141	701
Noncontrolling interests	153	298	538
FFO available to stockholders and unitholders	105,973	86,079	77,718

FFO adjustments:
Loss on extinguishment of debt	10,611	403	3,543
Acquisition costs	619	293	1,058
Severance costs, net of tax	—	—	314
Change in fair value of contingent consideration liability	1,046	—	—
Straight-line adjustment for ground leases	4,731	4,782	4,835
FFO adjustments	17,007	5,478	9,750

FFO on Participating Developments:
Interest on loan to Participating Development	—	—	(5,581)
Development fees on Participating Development, net of costs and taxes	—	—	(1,548)
FFO on Participating Developments	—	—	(7,129)
Core FFO available to stockholders and unitholders	$122,980	$91,557	$80,339

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding third-party management fees and expenses, third-party development consulting fees and expenses, depreciation, amortization, other operating expenses related to noncash adjustments, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to NOI for years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Operating income	$49,066	$45,055	$23,940
Less: Third-party development services revenue	(2,364)	(2,233)	(6,805)
Less: Third-party management services revenue	(3,588)	(3,670)	(3,959)
Plus: Other operating expenses	1,046	—	—
Plus: Development and management services expenses	10,671	11,446	9,685
Plus: General and administrative expenses	11,603	9,452	10,117
Plus: Ground leases	12,462	11,268	8,988
Plus: Depreciation and amortization	81,413	68,022	58,974
Plus: Loss on impairment of collegiate housing assets	2,500	—	12,733
NOI	$162,809	$139,340	$113,673

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; (10) other operating expense related to noncash adjustments; (11) gain on insurance settlement; (12) loss on extinguishment of debt; and (13) other non-operating expense (income). We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income attributable to Education Realty Trust, Inc. common stockholders	$44,924	$19,911	$47,055
Straight line adjustment for ground leases	4,731	4,782	4,835
Acquisition costs	619	293	1,058
Depreciation and amortization	81,413	68,022	58,974
Loss on impairment of collegiate housing assets	2,500	—	12,733
Gain on sale of collegiate housing assets	(23,956)	(2,770)	(33,231)
Gain on insurance settlement	—	—	(8,133)
Interest expense	15,454	24,449	20,656
Amortization of deferred financing costs	1,731	2,089	2,156
Interest income	(490)	(213)	(190)
Interest on loan to Participating Development	—	—	(6,486)
Loss on extinguishment of debt	10,611	403	3,543
Income tax expense	684	347	261
Other operating expense - change in fair value of contingent consideration liability	1,046	—	—
Noncontrolling interest	(220)	171	599
Adjusted EBITDA	$139,047	$117,484	$103,830

Debt to gross assets

Debt to gross assets is defined as total debt, excluding the unamortized debt premium and deferred financing costs, divided by gross assets, or total assets excluding accumulated depreciation on real estate assets. We consider debt to gross assets useful to an investor in evaluating our leverage and in assessing our capital structure, because it excludes noncash items such as accumulated depreciation and provides a more accurate depiction of our capital structure. Debt to gross assets should only be used as an alternative measure of the company's financial performance. The following presents our GAAP debt to total assets and debt to gross assets as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Mortgage and construction loans, net of unamortized deferred financing costs	$62,520	$204,511
Unsecured revolving credit facility	20,000	—
Unsecured term loan, net of unamortized deferred financing costs	186,738	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,938	247,678
Total debt	$517,196	$638,707

Total assets	$2,506,185	$2,001,831

GAAP Debt to total assets	20.6%	31.9%

Mortgage and construction loans, excluding unamortized deferred financing costs of $56 and $953 as of December 31, 2016 and 2015, respectively	$62,576	$205,464
Unsecured revolving credit facility	20,000	—
Unsecured term loan, excluding unamortized deferred financing costs of $762 and $982 as of December 31, 2016 and 2015, respectively	187,500	187,500
Unsecured Senior Notes, excluding unamortized deferred financing costs of $2,062 and $2,322 as of December 31, 2016 and 2015, respectively	250,000	250,000
Total debt, excluding unamortized premium and deferred financing costs	$520,076	$642,964

Total assets	$2,506,185	$2,001,831
Accumulated depreciation(1)	311,069	270,993
Gross assets	$2,817,254	$2,272,824

Debt to gross assets	18.5%	28.3%

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

The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
	(in thousands)				(in thousands)
Fixed rate debt (1)	$437,500	6.0	4.13%	84.1%	$535,709	6.2	4.48%	83.3%
Variable rate debt (2)	$82,576	1.0	2.48%	15.9%	$107,255	1.5	2.34%	16.7%
(1) Includes $187.5 million outstanding balance on our term loans as of December 31, 2016 and 2015, effectively fixed by the use of interest rate swaps. Also excludes unamortized deferred financing costs of $2.8 million and $3.3 million as of December 31, 2016 and 2015, respectively.
(2) Excludes unamortized deferred financing costs of $0.1 million and $1.0 million as of December 31, 2016 and 2015, respectively.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2016, we had fixed rate debt of $250.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $15.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $16.7 million increase in the fair value of our fixed rate debt.

As of December 31, 2016, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during 2016, our annual interest costs would have been approximately $3.0 million lower, based on balances and reported interest rates through the year as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2016 and the hedge agreements not been in place, our annual interest costs would have been approximately $1.2 million lower. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Trust's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Education Realty Operating Partnership, L.P.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Education Realty Operating Partnership, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in partners' capital and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 28, 2017

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except share and per share data)

	2016	2015
Assets:
Collegiate housing properties, net	$2,108,706	$1,774,796
Assets under development	289,942	117,384
Cash and cash equivalents	34,475	33,742
Restricted cash	7,838	9,784
Student contracts receivable, net	4,366	3,009
Receivable from managed third parties	422	316
Notes receivable	500	2,167
Goodwill	3,070	3,070
Other intangibles, net	3,792	234
Other assets	53,074	57,329
Total assets	$2,506,185	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized deferred financing costs	$62,520	$204,511
Unsecured revolving credit facility	20,000	—
Unsecured term loan, net of unamortized deferred financing costs	186,738	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,938	247,678
Accounts payable	4,222	2,455
Accrued expenses	123,650	83,215
Deferred revenue	20,727	19,024
Total liabilities	665,795	743,401

Commitments and contingencies (see Note 19)	—	—

Redeemable noncontrolling interests	38,949	13,560

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 73,075,455 and 56,879,003 shares issued and outstanding as of December 31, 2016 and 2015, respectively	731	569
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,802,852	1,263,603
Retained earnings (accumulated deficit)	—	(21,998)
Accumulated other comprehensive loss	(3,564)	(5,475)
Total Education Realty Trust, Inc. stockholders’ equity	1,800,019	1,236,699
Noncontrolling interests	1,422	8,171
Total equity	1,801,441	1,244,870
Total liabilities and equity	$2,506,185	$2,001,831

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per share data)

	2016	2015	2014
Revenues:
Collegiate housing leasing revenue	$274,187	$240,623	$206,322
Third-party development consulting services	2,364	2,233	6,805
Third-party management services	3,588	3,670	3,959
Operating expense reimbursements	8,829	8,636	8,707
Total revenues	288,968	255,162	225,793
Operating expenses:
Collegiate housing leasing operations	111,378	101,283	92,649
Development and management services	10,671	11,446	9,685
General and administrative	11,603	9,452	10,117
Depreciation and amortization	81,413	68,022	58,974
Ground lease expense	12,462	11,268	8,988
Loss on impairment of collegiate housing properties	2,500	—	12,733
Other operating expenses	1,046	—	—
Reimbursable operating expenses	8,829	8,636	8,707
Total operating expenses	239,902	210,107	201,853

Operating income	49,066	45,055	23,940

Nonoperating (income) expenses:
Interest expense	15,454	24,449	20,656
Amortization of deferred financing costs	1,731	2,089	2,156
Interest income	(490)	(213)	(190)
Guarantee fee income from participating development	—	—	(3,000)
Interest on loan to participating development	—	—	(6,486)
Gain on insurance settlement	—	—	(8,133)
Loss on extinguishment of debt	10,611	403	3,543
Total nonoperating expenses	27,306	26,728	8,546
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	21,760	18,327	15,394
Equity in losses of unconsolidated entities	(328)	(668)	(710)
Income before income taxes and gain on sale of collegiate housing properties	21,432	17,659	14,684
Income tax expense	684	347	261
Income before gain on sale of collegiate housing properties	20,748	17,312	14,423
Gain on sale of collegiate housing properties	23,956	2,770	33,231
Net income	44,704	20,082	47,654
Less: Net (loss) income attributable to the noncontrolling interests	(220)	171	599
Net income attributable to Education Realty Trust, Inc.	$44,924	$19,911	$47,055

See accompanying notes to the consolidated financial statements.

	2016	2015	2014
	(Amounts in thousands, except per share data)
Comprehensive income:
Net income	$44,704	$20,082	$47,654
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	1,911	(1,010)	(4,465)
Comprehensive income	46,615	19,072	43,189
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(220)	171	599
Comprehensive income attributable to Education Realty Trust, Inc.	$46,835	$18,901	$42,590

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic	$0.65	$0.40	$1.10

Net income attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$0.65	$0.40	$1.09

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	69,336	49,676	42,934
Weighted average common shares outstanding – diluted	69,600	49,991	43,277

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2013	38,246,718	$383	$814,305	$(88,964)	$—	$4,245	$729,969
Proceeds from issuances of common stock, net of offering costs	9,674,217	96	288,621	—	—	—	288,717
Common stock issued to officers and directors	13,384	—	420	—	—	—	420
Amortization of restricted stock and long-term incentive plan awards	65,108	1	2,205	—	—	—	2,206
Cash dividends	—	—	(59,149)	—	—	—	(59,149)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Contributions from noncontrolling interests	—	—	—	—	—	2,230	2,230
Purchase of noncontrolling interests	—	—	(6,507)	—	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(5,212)	—	—	—	(5,212)
Comprehensive income	—	—	—	47,055	(4,465)	167	42,757
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Proceeds from issuances of common stock, net of offering costs	8,852,813	89	298,525	—	—	—	298,614
Amortization of restricted stock and long-term incentive plan awards	14,463	—	1,925	—	—	—	1,925
Cash dividends	—	—	(70,512)	—	—	—	(70,512)
Return of equity to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	5,547	5,547
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,426)	—	—	—	(1,426)
Comprehensive income (loss)	—	—	—	19,911	(1,010)	(95)	18,806
Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Common stock issued to officers and directors	10,800	—	450	—	—	—	450
Proceeds from issuances of common stock, net of offering costs	16,177,696	162	626,158	—	—	—	626,320
Amortization of restricted stock and long-term incentive plan awards	7,956	—	3,076	—	—	—	3,076
Cash dividends	—	—	(80,492)	(22,926)	—	(125)	(103,543)
Contributions from noncontrolling interests	—	—	—	—	—	1,760	1,760
Purchase of noncontrolling interests	—	—	(8,508)	—	—	(8,238)	(16,746)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,435)	—	—	—	(1,435)
Comprehensive income (loss)	—	—	—	44,924	1,911	(146)	46,689
Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2016	2015	2014
Operating activities:
Net income	$44,704	$20,082	$47,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,413	68,022	58,974
Deferred tax expense	285	87	165
Loss on disposal of assets	115	60	54
Gain on sale of collegiate housing property	(23,956)	(2,770)	(33,231)
Gain on insurance settlement	—	—	(8,133)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,731	4,782	4,835
Loss on impairment of collegiate housing properties	2,500	—	12,733
Loss on extinguishment of debt	10,611	403	3,543
Amortization of deferred financing costs	1,731	2,089	2,156
Amortization of unamortized debt premiums	(49)	(843)	(806)
Distributions of earnings from unconsolidated entities	423	—	97
Noncash compensation expense related to stock-based incentive awards	3,898	2,814	2,249
Noncash adjustment of contingent consideration liability	1,046	—	—
Equity in losses of unconsolidated entities	328	668	710
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(1,425)	(813)	(1,766)
Management fees receivable	(106)	57	(12)
Other assets	2,632	5,383	1,336
Accounts payable and accrued expenses	2,744	(1,740)	3,699
Deferred revenue	1,006	1,614	(5,036)
Net cash provided by operating activities	132,631	99,895	89,221

Investing activities:
Property acquisitions	(267,425)	(57,876)	(131,392)
Purchase of corporate assets	(1,278)	(920)	(11,477)
Restricted cash	1,946	(580)	1,911
Insurance proceeds received on property losses	—	—	2,129
Investment in collegiate housing properties	(22,827)	(14,396)	(16,150)
Proceeds from sale of collegiate housing properties	94,951	12,333	133,117
Notes receivable	1,667	(1,792)	(250)
Repayment on notes receivable	—	—	18,000
Earnest money deposits	(912)	(100)	(250)
Investment in assets under development	(331,907)	(184,429)	(222,296)
Distributions from unconsolidated entities	266	1,584	—
Investments in unconsolidated entities	—	(580)	(9,117)
Net cash used in investing activities	(525,519)	(246,756)	(235,775)

See accompanying notes to the consolidated financial statements.

	2016	2015	2014
Financing activities:
Payment of mortgage and construction notes	(183,862)	(108,179)	(190,102)
Borrowings under mortgage and construction loans	40,974	65,491	17,865
Borrowings on unsecured term loan	—	—	187,500
Borrowings on unsecured senior notes	—	—	250,000
Debt issuance costs	(69)	(958)	(6,419)
Debt extinguishment costs	(10,290)	(403)	(2,807)
Borrowings on line of credit	20,000	199,000	380,000
Repayments of line of credit	—	(223,000)	(712,900)
Proceeds from issuance of common stock	625,242	297,247	289,584
Payment of offering costs	(896)	(571)	(866)
Purchase and return of equity to noncontrolling interests	(19,656)	—	(10,138)
Contributions from noncontrolling interests	27,125	5,547	2,230
Dividends and distributions paid to common and restricted stockholders	(103,419)	(70,512)	(59,149)
Dividends and distributions paid to noncontrolling interests	(546)	(1,231)	(1,011)
Repurchases of common stock for payments of restricted stock tax withholding	(315)	(213)	(921)
Redemption of redeemable noncontrolling interest	(667)	—	—
Net cash provided by financing activities	393,621	162,218	142,866
Net increase (decrease) in cash and cash equivalents	733	15,357	(3,688)
Cash and cash equivalents, beginning of period	33,742	18,385	22,073
Cash and cash equivalents, end of period	$34,475	$33,742	$18,385

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$10,694	$25,715	$20,548
Income taxes paid	$293	$73	$45

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$2,036	$1,748	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$39,125	$22,225	$18,558

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except unit data)

	2016	2015
Assets:
Collegiate housing properties, net	$2,108,706	$1,774,796
Assets under development	289,942	117,384
Cash and cash equivalents	34,475	33,742
Restricted cash	7,838	9,784
Student contracts receivable, net	4,366	3,009
Receivable from managed third parties	422	316
Notes receivable	500	2,167
Goodwill	3,070	3,070
Other intangibles, net	3,792	234
Other assets	53,074	57,329
Total assets	$2,506,185	$2,001,831

Liabilities:
Mortgage and construction loans, net of unamortized deferred financing costs	$62,520	$204,511
Unsecured revolving credit facility	20,000	—
Unsecured term loan, net of unamortized deferred financing costs	186,738	186,518
Unsecured senior notes, net of unamortized deferred financing costs	247,938	247,678
Accounts payable	4,222	2,455
Accrued expenses	123,650	83,215
Deferred revenue	20,727	19,024
Total liabilities	665,795	743,401

Commitments and contingencies (see Note 19)	—	—

Redeemable limited partner units	6,789	8,312

Redeemable noncontrolling interests	32,160	5,248

Partners' capital:
General partner - 6,920 units outstanding at December 31, 2016 and 2015	178	184
Limited partners - 73,068,535 and 56,872,083 units issued and outstanding as of December 31, 2016 and 2015, respectively	1,803,405	1,241,990
Accumulated other comprehensive loss	(3,564)	(5,475)
Total partners' capital	1,800,019	1,236,699
Noncontrolling interests	1,422	8,171
Total capital	1,801,441	1,244,870
Total liabilities and partners' capital	$2,506,185	$2,001,831

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per unit data)

	2016	2015	2014
Revenues:
Collegiate housing leasing revenue	$274,187	$240,623	$206,322
Third-party development consulting services	2,364	2,233	6,805
Third-party management services	3,588	3,670	3,959
Operating expense reimbursements	8,829	8,636	8,707
Total revenues	288,968	255,162	225,793
Operating expenses:
Collegiate housing leasing operations	111,378	101,283	92,649
Development and management services	10,671	11,446	9,685
General and administrative	11,603	9,452	10,117
Depreciation and amortization	81,413	68,022	58,974
Ground lease expense	12,462	11,268	8,988
Loss on impairment of collegiate housing properties	2,500	—	12,733
Other operating expenses	1,046	—	—
Reimbursable operating expenses	8,829	8,636	8,707
Total operating expenses	239,902	210,107	201,853

Operating income	49,066	45,055	23,940

Nonoperating (income) expenses:
Interest expense	15,454	24,449	20,656
Amortization of deferred financing costs	1,731	2,089	2,156
Interest income	(490)	(213)	(190)
Guarantee fee from participating development	—	—	(3,000)
Interest on loan to participating development	—	—	(6,486)
Gain on insurance settlement	—	—	(8,133)
Loss on extinguishment of debt	10,611	403	3,543
Total nonoperating expenses	27,306	26,728	8,546
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	21,760	18,327	15,394
Equity in losses of unconsolidated entities	(328)	(668)	(710)
Income before income taxes and gain on sale of collegiate housing properties	21,432	17,659	14,684
Income tax expense	684	347	261
Income before gain on sale of collegiate housing properties	20,748	17,312	14,423
Gain on sale of collegiate housing properties	23,956	2,770	33,231
Net income	44,704	20,082	47,654
Less: Net (loss) income attributable to the noncontrolling interests	(358)	80	232
Net income attributable to Education Realty Operating Partnership	$45,062	$20,002	$47,422

See accompanying notes to the consolidated financial statements.

	2016	2015	2014
	(Amounts in thousands, except per unit data)
Comprehensive income:
Net income	$44,704	$20,082	$47,654
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	1,911	(1,010)	(4,465)
Comprehensive income	46,615	19,072	43,189
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(358)	80	232
Comprehensive income attributable to unitholders	$46,973	$18,992	$42,957

Earnings per unit information:
Net income attributable to unitholders per unit – basic and diluted	$0.65	$0.40	$1.10

Weighted average units outstanding:
Weighted average units outstanding – basic	69,530	49,922	43,208
Weighted average units outstanding – diluted	69,600	49,991	43,277

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Years Ended December 31,
(Amounts in thousands, except units)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2013	6,920	$190	38,239,798	$725,534	$—	$4,245	$729,969
Vesting of restricted stock and restricted stock units	—	—	13,384	420	—	—	420
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	9,674,217	288,717	—	—	288,717
Amortization of restricted stock awards and long-term incentive plan awards	—	—	65,108	2,206	—	—	2,206
Distributions	—	(10)	—	(59,139)	—	—	(59,149)
Return of equity to noncontrolling interests	—	—	—	—	—	(818)	(818)
Purchase of noncontrolling interests	—	—	—	(6,507)	—	(2,795)	(9,302)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(5,212)	—	—	(5,212)
Contributions from noncontrolling interests	—	—	—	—	—	2,230	2,230
Comprehensive income (loss)	—	11	—	47,044	(4,465)	167	42,757
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063	$(4,465)	$3,029	$991,818
Vesting of restricted stock and restricted stock units	—	—	12,300	408	—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	8,852,813	298,614	—	—	298,614
Amortization of restricted stock awards and long-term incentive plan awards	—	—	14,463	1,925	—	—	1,925
Distributions	—	(10)	—	(70,502)	—	—	(70,512)
Return of equity to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	5,547	5,547
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(1,426)	—	—	(1,426)
Comprehensive income (loss)	—	3	—	19,908	(1,010)	(95)	18,806
Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Vesting of restricted stock and restricted stock units	—	—	10,800	450	—	—	450
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	16,177,696	626,320	—	—	626,320
Amortization of restricted stock awards and long-term incentive plan awards	—	—	7,956	3,076	—	—	3,076
Distributions	—	(10)	—	(103,408)	—	(125)	(103,543)
Contributions from noncontrolling interests	—	—	—	—	—	1,760	1,760
Purchase of noncontrolling interests	—	—	—	(8,508)	—	(8,238)	(16,746)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(1,435)	—	—	(1,435)
Comprehensive income (loss)	—	4	—	44,920	1,911	(146)	46,689
Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405	$(3,564)	$1,422	$1,801,441

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2016	2015	2014
Operating activities:
Net income	$44,704	$20,082	$47,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,413	68,022	58,974
Deferred tax expense	285	87	165
Loss on disposal of assets	115	60	54
Gain on sale of collegiate housing property	(23,956)	(2,770)	(33,231)
Gain on insurance settlement	—	—	(8,133)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,731	4,782	4,835
Loss on impairment of collegiate housing properties	2,500	—	12,733
Loss on extinguishment of debt	10,611	403	3,543
Amortization of deferred financing costs	1,731	2,089	2,156
Amortization of unamortized debt premiums	(49)	(843)	(806)
Distributions of earnings from unconsolidated entities	423	—	97
Noncash compensation expense related to stock-based incentive awards	3,898	2,814	2,249
Noncash adjustment of contingent consideration liability	1,046	—	—
Equity in losses of unconsolidated entities	328	668	710
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(1,425)	(813)	(1,766)
Management fees receivable	(106)	57	(12)
Other assets	2,632	5,383	1,336
Accounts payable and accrued expenses	2,744	(1,740)	3,699
Deferred revenue	1,006	1,614	(5,036)
Net cash provided by operating activities	132,631	99,895	89,221

Investing activities:
Property acquisitions	(267,425)	(57,876)	(131,392)
Purchase of corporate assets	(1,278)	(920)	(11,477)
Restricted cash	1,946	(580)	1,911
Insurance proceeds received on property losses	—	—	2,129
Investment in collegiate housing properties	(22,827)	(14,396)	(16,150)
Proceeds from sale of collegiate housing properties	94,951	12,333	133,117
Notes receivable	1,667	(1,792)	(250)
Repayment on notes receivable	—	—	18,000
Earnest money deposits	(912)	(100)	(250)
Investment in assets under development	(331,907)	(184,429)	(222,296)
Distributions from unconsolidated entities	266	1,584	—
Investments in unconsolidated entities	—	(580)	(9,117)
Net cash used in investing activities	(525,519)	(246,756)	(235,775)

See accompanying notes to the consolidated financial statements.

	2016	2015	2014

Financing activities:
Payment of mortgage and construction notes	(183,862)	(108,179)	(190,102)
Borrowings under mortgage and construction loans	40,974	65,491	17,865
Borrowings on unsecured term loan	—	—	187,500
Borrowings on unsecured senior notes	—	—	250,000
Debt issuance costs	(69)	(958)	(6,419)
Debt extinguishment costs	(10,290)	(403)	(2,807)
Borrowings on line of credit	20,000	199,000	380,000
Repayments of line of credit	—	(223,000)	(712,900)
Proceeds from issuance of common units in exchange for contributions	625,242	297,247	289,584
Payment of offering costs	(896)	(571)	(866)
Purchase and return of equity to noncontrolling interests	(19,656)	—	(10,138)
Contributions from noncontrolling interests	27,125	5,547	2,230
Distributions paid on unvested restricted stock and long-term incentive plan awards	(398)	(203)	(69)
Distributions paid to unitholders	(103,021)	(70,309)	(59,080)
Distributions paid to noncontrolling interests	(546)	(1,231)	(1,011)
Repurchases of units for payments of restricted stock tax withholding	(315)	(213)	(921)
Redemption of redeemable noncontrolling interest	(667)	—	—
Net cash provided by financing activities	393,621	162,218	142,866
Net increase (decrease) in cash and cash equivalents	733	15,357	(3,688)
Cash and cash equivalents, beginning of period	33,742	18,385	22,073
Cash and cash equivalents, end of period	$34,475	$33,742	$18,385

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$10,694	$25,715	$20,548
Income taxes paid	$293	$73	$45

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$2,036	$1,748	$—
Capital expenditures in accounts payable and accrued expenses related to developments	$39,125	$22,225	$18,558

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Education Realty Trust, Inc. ("EdR" and collectively with its consolidated subsidiaries, the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations effective with the initial public offering that was completed on January 31, 2005. Through the Trust's controlling interest in both the sole general partner and the majority owning limited partner of Education Realty Operating Partnership L.P. ("EROP" and collectively with its consolidated subsidiaries, the "Operating Partnership"), the Trust is one of the largest developers, owners and managers of collegiate housing communities in the United States in terms of beds owned and under management. The Trust is a self-administered and self-managed REIT that is publicly traded on the New York Stock Exchange under the ticker symbol "EDR". Under the Articles of Incorporation, as amended, restated and supplemented, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of December 31, 2016, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

The Trust also provides real estate facility management, development and other advisory services through its taxable REIT subsidiaries ("TRS"), EDR Management Inc. (the “Management Company”), a Delaware corporation that performs collegiate housing management activities. EDR Development LLC (the “Development Company”), a Delaware limited liability company and wholly-owned subsidiary of the Management Company, which provides development consulting services for third-party collegiate housing communities, is a disregarded entity for federal income tax purposes and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

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

Principles of consolidation

Effective January 1, 2016, the Trust and the Operating Partnership adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update 2015-02 (“ASU 2015-02”), which amended certain guidance with respect to the evaluation of Variable Interest Entities (“VIEs”) and when a reporting entity is required to consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated.

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

Upon adoption, the Operating Partnership and certain properties that have noncontrolling interests (see Note 11) became VIEs as the limited partners of these entities lack substantive kick-out rights and substantive participating rights. The Trust continues to consolidate these entities as the primary beneficiary because it directs the activities that most significantly impact the economic performance of the VIEs and has an obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the VIEs. EdR has the power and economic exposure through the rights held by OP GP as it relates to the Operating Partnership, while EROP has power and economic exposure through its role as the property manager and equity interest holder of certain properties with noncontrolling interests (see Note 11).

All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. See the assets and liabilities of the Operating Partnership in the accompanying consolidated financial statements.

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2016, the Trust had $31.6 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements.

Distributions

EdR pays regular quarterly cash distributions to stockholders. At the same time, EROP pays an equivalent amount per unit to holders of limited partnership units of the Operating Partnership ("OP Units") as of the applicable record date. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Internal Revenue Code (the "Code"), leverage covenants imposed by our revolving credit facility and other debt documents and any other matters the Board deems relevant. Distributions for the year ended December 31, 2016 totaled $103.4 million, or $1.50 per share to our common stockholders, and $0.5 million, or $1.50 per OP Unit, to the limited partners in the Operating Partnership. Of the distributions to the common stockholders, $0.75 was treated as a non-taxable return of capital and $0.75 was treated as ordinary dividend income for income tax purposes.

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated University Village-Greensboro LLC joint venture (see Note 8), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. At December 31, 2016 and 2015, the outstanding balance was $0.5 million for both periods. The loan is secured by CPA's interest in the joint venture.

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

During the years ended December 31, 2016 and 2014, the Trust recorded a $2.5 million and a $12.7 million loss on impairment of collegiate housing properties, respectively. There was no impairment loss in 2015. The impairment losses were due to a change in circumstances that indicated their respective carrying values may not be recoverable. The change in circumstances for the properties could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Operations of collegiate housing communities that are sold or classified as held for sale were recorded as part of discontinued operations prior to January 1, 2014. Effective January 1, 2014, the Trust adopted Accounting Standards Update ("ASU") 2014-08 related to the presentation of discontinued operations. Prospectively, only dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the years ended December 31, 2016, 2015, and 2014 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $2.9 million of accelerated depreciation during the year ended December 31, 2016 related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the year ended December 31, 2016 is $0.04. An additional $3.0 million of accelerated depreciation will be recorded in 2017.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2016, 2015 and 2014 were $0.7 million, $1.0 million and $6.4 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. Amortization expense totaled $1.7 million, $2.1 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, accumulated amortization totaled $8.1 million and $9.0 million, respectively.

Unamortized deferred financing costs related to the Trust's mortgage and construction loans, unsecured term loan and Unsecured Senior Notes are presented as a direct deduction from the carrying amount of the debt liability. Unamortized deferred financing costs related to the unsecured revolving credit facility are classified in other assets in the accompanying consolidated balance sheets (see Note 7).

Redeemable noncontrolling interests (the Trust) / redeemable limited partners (EROP)

The Trust follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The Trust classifies redeemable noncontrolling interests, which include redeemable interests in consolidated joint ventures with puts exercisable by the joint venture partners and units of limited partnership interest in University Towers Operating Partnership, LP and in the Operating Partnership in the mezzanine section of the accompanying consolidated balance sheets.

The Trust accounts for certain noncontrolling interests with embedded put and call features with fixed exercise prices and exercise dates as a financing arrangement, and these amounts are recorded as accrued liabilities in the accompanying balance sheets. The liability is initially measured at present value of the fixed price settlement amount. Subsequently, the liability is accreted to the fixed price over the term of the contract, with the resulting expense recognized as interest expense.

In the accompanying consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners and the redeemable interests in consolidated joint ventures with puts exercisable by the joint venture partners and units of limited partnership interest in University Towers Operating Partnership, LP are classified as redeemable noncontrolling interests. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the price per share of EdR's common stock or redemption value at the end of each respective reporting period.

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

During October 2014, the Trust entered into equity distribution agreements to establish an at-the-market equity offering program (our "ATM Program") under which the Trust was authorized to sell a maximum of $150.0 million in additional shares of EdR common stock. During the years ended December 31, 2016, 2015 and 2014, the Trust sold approximately 2.3 million, 0.7 million and 0.5 million shares pursuant the ATM Program, with net proceeds of $93.5 million, $26.7 million and $18.1 million, respectively, which exhausted the ATM Program.

On May 2, 2016, the Trust entered into equity distribution agreements to establish a new ATM Program under which the Trust was authorized to sell a maximum of $300.0 million in additional shares of its common stock. The Trust sold approximately 7.0 million shares under these equity distribution agreements during the year ended December 31, 2016 and received net proceeds of approximately $296.2 million which exhausted this ATM Program.

On August 1, 2016, the Trust entered into equity distribution agreements to establish a new ATM Program under which the Trust is authorized to sell a maximum of $300.0 million in shares of its common stock. Under these equity distribution agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties, and through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. During the year ended December 31, 2016, the Trust entered into six Forward Agreements to sell an aggregate of 6.8 million shares of EdR common stock at a weighted average initial forward price of $42.77 per share, net of offering fees and discounts. A summary of the outstanding Forward Agreements is as follows (shares in thousands):

Date of Forward Agreement	Shares Sold	Weighted Average Share Price	Initial Forward Price
August 2, 2016	273	$47.93	$47.33
August 8, 2016	550	46.86	46.28
August 15, 2016	185	46.55	45.97
August 22, 2016	213	45.59	45.02
August 29, 2016	3,323	43.36	42.82
October 3, 2016	2,218	40.93	40.51
	6,762	$43.19	$42.77

The final sales price and proceeds to be received by the Trust from the sales under each Forward Agreement will be determined on the applicable date of settlement, with adjustments during the term of the contract for dividends as well as for a daily interest factor that varies with changes in the federal funds rate. The Trust generally has the ability to determine the dates and method of settlement, subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Trust currently expects to fully physically settle each Forward Agreement on one or more dates specified by the Trust prior to the maturity date of the applicable Forward Agreement, in which case the Trust expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock underlying the applicable Forward Agreement multiplied by the relevant forward sale price. However, subject to certain exceptions, the Trust may also elect, in its discretion, to cash settle or net share settle a particular Forward Agreement, in which case the Trust may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Trust may owe cash (in the case of cash settlement) or shares of EdR common stock (in the case of net share settlement) to the relevant counterparty. Settlement of each Forward Agreement currently in place will occur on one or more dates not later than December 29, 2017. The Trust accounts for shares of EdR common stock reserved for issuance upon settlement of each Forward Agreement as equity. Before the issuance of shares of EdR common stock, if any, upon physical or net share settlement of the Forward Agreements, the Trust expects that the shares issuable upon settlement of the Forward Agreements will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of EdR common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Agreements over the number of shares of common stock that could be purchased by the Company in the open market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Trust physically or net share settles any Forward Agreement, the delivery of shares of our common stock would result in an increase in the number of shares outstanding and dilution to basic earnings per share. As of January 2017, the remaining 0.2 million shares were sold at an average share price of $41.43 which exhausted the program.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through December 31, 2016. The carrying value of goodwill was $3.1 million as of December 31, 2016 and 2015, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization. Other intangible assets generally include in-place leases acquired in connection with acquisitions and are amortized over the estimated life of the lease/contract term. In-place leases incurred in connection with the acquisition of collegiate housing properties for the year ended December 31, 2016 was $7.4 million and is being amortized over the life of the remaining lease term, which is generally less than one year. Amortization expense totaled $3.9 million for the year ended December 31, 2016. As of December 31, 2016, accumulated amortization totaled $3.6 million. The carrying value of other intangible assets was $3.8 million and $0.2 million as of December 31, 2016 and 2015, respectively.

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

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. Students are required to execute lease contracts with payment schedules that vary from semester to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the residents. The related revenues are recognized on a straight-line basis over the term of the related agreement. Deferred revenue related to collegiate housing revenue consists primarily of prepaid rent and deferred rent revenue and totaled $19.8 million and $18.9 million at December 31, 2016 and 2015, respectively.

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of period	$306	$58	$96
Provision for uncollectible accounts	1,012	1,000	1,263
Deductions	(757)	(752)	(1,301)
Balance, end of period	$561	$306	$58

At December 31, 2016, the Trust had 12 communities located at the University of Kentucky. This geographic location represented 15.8% of our collegiate housing revenues for the year ended December 31, 2016. No other market generated more than 10% of collegiate housing revenue.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. For the years ended December 31, 2016 and 2015, there was no revenue recognized related to cost savings agreements. For the year ended December 31, 2014, there was $1.2 million of revenue recognized, related to cost savings agreements. At December 31, 2016 and 2015, deferred development fees totaled $1.0 million and $0.1 million, respectively.

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

Advertising expense

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements. Advertising expense was $4.9 million, $4.5 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the statement of cash flows. The Trust early adopted the amendments during the year ended December 31, 2016 effective as of January 1, 2016 as permitted by the ASU. The amendments were applied using a combination of the modified retrospective transition method, retrospective application or prospectively depending on the applicable amendment being adopted. The adoption of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

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

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Trust will apply this guidance to future real estate property acquisitions and expects that some or all may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business and acquisition costs would be capitalized. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The Trust will adopt this guidance effective January 1,

2017, and the Trust does not believe the adoption will have a material impact on the Trust's financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and will be applied retrospectively. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Trust will adopt ASU 2016-15 effective January 1, 2017, and the Trust does not believe the adoption of ASU 2016-15 has a material impact on the Trust's financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, on a modified prospective basis. The Trust's primary revenue is collegiate housing rental income; as such, the Trust is a lessor on a significant number of leases. The Trust is continuing to evaluate the potential impact of the ASU and believes it will continue to account for its leases in substantially the same manner due to the short-term nature (less than 12 months) of the leases. The most significant change for the Trust relates to ground lease agreements, which could result in recording the right of use asset and related liability on the balance sheet. The Trust plans to adopt ASU 2016-02 effective January 1, 2019 and is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern."  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The Trust adopted this guidance as of December 31, 2016, and the adoption did not have an impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08 that is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The effective dates of these amendments are the same as ASU 2014-09. Our initial analysis of our non-lease related revenue contracts indicates the adoption of this ASU will not have a material effect on the consolidated financial statements; however, we are still in the process of evaluating this ASU.

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Deferred revenue	$393	$43
Accrued expenses	394	313
Straight line rent	281	315
Restricted stock amortization	759	949
Net operating loss carryforwards	1,271	1,350
Total deferred tax assets	3,098	2,970
Deferred tax liabilities:
Depreciation and amortization	(927)	(514)
Total deferred tax liabilities	(927)	(514)
Net deferred tax assets	$2,171	$2,456

Significant components of the income tax provision for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Deferred:
Federal	$243	$148	$108
State	42	(61)	57
Deferred expense (benefit)	285	87	165
Current:
Federal	183	101	(52)
State	216	159	148
Current expense	399	260	96
Total provision	$684	$347	$261

TRS net losses subject to tax consisted of $0.4 million, $0.2 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2016	2015	2014
Tax provision at U.S. statutory rates on TRS net losses subject to tax	$426	$236	$71
State income tax, net of federal benefit	77	(31)	34
Other	181	142	156
Tax provision	$684	$347	$261

The TRS has net operating loss carryforwards that expire at various dates through fiscal year 2035. The Trust has assessed the need for a valuation allowance against its deferred tax assets and determined such is not necessary because it is more likely than not the deferred tax assets will be fully realized.

The Trust had no unrecognized tax benefits as of December 31, 2016 and 2015. As of December 31, 2016, the Trust does not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2016, open tax years generally included tax years for 2013, 2014, and 2015. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the years ended December 31, 2016, 2015 and 2014, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

4. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2016 Acquisitions

During the year ended December 31, 2016, the following collegiate housing property acquisitions were completed:

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

Combined acquisition costs for these purchases were $0.4 million and are included in general and administrative expenses in the accompanying statements of income and comprehensive income for the year ended December 31, 2016. The allocations of purchase price pertaining to Pura Vida Place and Carriage House are preliminary as of December 31, 2016.

Below is the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	Lokal	The Hub at Madison	Pura Vida Place	Carriage House	Urbane	Total
Collegiate housing property	$23,653	$189,832	$11,498	$11,528	$47,999	$284,510
In-place leases	849	3,588	502	472	1,984	7,395
Other assets	3	87	5	4	18	117
Current liabilities	(148)	(7,442)	(144)	(67)	(584)	(8,385)
Total net assets acquired	$24,357	$186,065	$11,861	$11,937	$49,417	$283,637

The $3.5 million difference between the aggregate contracted price of $287.1 million and the net assets set forth in the table above includes contingent consideration related to the acquisition of The Hub at Madison, which was initially estimated at $5.3 million and represents additional purchase price related to future operating performance of the applicable property and future tax assessments. Of this amount, $3.1 million was paid out subsequent to the acquisition. At December 31, 2016, the remaining estimated contingent liability of $2.3 million (recorded in accrued liabilities) was determined based on the probability of achieving of certain operating performance metrics; the estimated range of possible outcomes is between $0.0 million and $4.5 million. The remaining difference between the contracted price and the net assets set forth above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In connection with the acquisition of Urbane, the Trust formed a limited liability company to acquire an interest in the legal entity owning the collegiate housing property. In addition to the $10.0 million capital contribution, the Trust advanced $23.6 million to the seller. Under the terms of the agreement, the Trust has a call exercisable on September 8, 2017 to acquire the remaining ownership interest from the seller and the seller similarly has a put to sell their interests to the Trust. The exercise price is substantially fixed and the exercise dates are within one month of each other. The Trust evaluated the LLC as a VIE and determined they were the primary beneficiary because it directs the activities that most significantly impact the economic performance of the entity. Therefore the Trust has consolidated the VIE from the date of acquisition. The put and call arrangement was evaluated and it was determined the noncontrolling interests represent a liability because of the substantially fixed exercise prices and stated exercise dates and, therefore, the economic substance is a financing arrangement. The Trust has recorded the liability at the present value of the fixed price settlement amount ($14.9 million reflected in accrued expenses) and will accrete the liability to the fixed price over the contractual term. The amount recorded at December 31, 2016 approximates the redemption or settlement amount due to the short term of the contractual period. No earnings have been attributed to noncontrolling interests in the accompanying consolidated statement of net income and comprehensive income.

The Trust is also obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Based on the assessment of the probability of achieving the performance metrics as of the acquisition date, no contingent consideration was initially recorded at the acquisition date. As of December 31, 2016, $1.0 million was estimated and recorded as a contingent consideration liability based upon probability of achieving certain operating performance metrics.

2015 Acquisitions

During the year ended December 31, 2015, the following collegiate housing property acquisitions were completed:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
The Commons on Bridge	University of Tennessee Knoxville, Tennessee	June 2015	150	51	$9,700
The Province at Boulder	University of Colorado Boulder, Colorado	September 2015	317	84	$48,800

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

The $0.6 million difference between the aggregate contracted price of $58.5 million and the net assets above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

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

A summary of the actual revenue and net income from the 2016, 2015 and 2014 property acquisitions included in the accompanying consolidated statements of income and comprehensive income since the respective dates of acquisition is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
2016 Acquisitions
Revenue	$9,898	$—	$—
Net loss	$(2,098)	$—	$—

2015 Acquisitions
Revenue	$4,957	$1,754	$—
Net income	$1,471	$532	$—

2014 Acquisitions
Revenue	$15,385	$14,727	$4,683
Net income	$6,048	$4,570	$1,403

The following unaudited pro forma information assumes the acquisitions occurred as of the first day of the prior period and is not indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Years Ended December 31,
	2016	2015	2014	2013
2016 Acquisitions
Total revenue (1)	$294,374	$261,196
Net income attributable to the Trust (1)	$45,412	$19,384
Net income attributable to common shareholders - basic and diluted	$0.65	$0.39

Net income attributable to EROP (1)	$45,551	$19,468
Net income attributable to unitholders - basic and diluted	$0.65	$0.39

2015 Acquisitions
Total revenue (2)		$257,758	$227,968
Net income attributable to the Trust (2)		$20,992	$47,275
Net income attributable to common shareholders - basic		$0.42	$1.10
Net income attributable to common shareholders - diluted		$0.42	$1.09

Net income attributable to EROP (2)		$21,087	$47,643
Net income attributable to unitholders - basic and diluted		$0.42	$1.10

2014 Acquisitions
Total revenue (3)			$231,961	$187,884
Net income attributable to the Trust (3)			$50,794	$5,714
Net income attributable to common shareholders - basic			$1.18	$0.15
Net income attributable to common shareholders - diluted			$1.17	$0.15

Net income attributable to EROP (3)			$51,184	$5,805
Net income attributable to unitholders - basic and diluted			$1.18	$0.15
(1) As Urbane opened for the 2016/2017 lease year, the supplemental pro forma revenue and net income for the year ended December 31, 2016 only includes its operations from the date it opened.
(2) As Lokal, The Hub at Madison and Carriage House opened for the 2015/2016 lease year, the supplemental pro forma revenue and net income for the year ended December 31, 2015 only includes their operations from the date they opened.
(3) As The Province at Boulder and 109 Tower opened for the 2014/2015 lease year, the supplemental pro forma revenue and net income for the year ended December 31, 2014 only includes their operations from the date they opened.

Development of collegiate housing properties

During 2016, the Trust developed and placed in service the following communities. The costs incurred to date for our owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2016 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2016	2015	2016	2015
Holmes Hall and Boyd Hall	University of Kentucky	1,141	$85,691	$339	$382	$1,900	$984
Retreat at Blacksburg - Phase I & II (1)	Virginia Tech	829	64,549	143	116	709	208
Retreat at Oxford - Phase II	University of Mississippi	350	26,745	58	77	590	211
Total		2,320	$176,985	$540	$575	$3,199	$1,403
(1) During 2015, the Operating Partnership entered into an agreement with a subsidiary of Landmark Property Holdings, LLC to develop, own and manage a cottage-style collegiate housing property located adjacent to Virginia Tech. The Retreat at Blacksburg was initially a joint venture. During the year ended December 31, 2016, the Trust purchased the remaining 25% joint venture partner's ownership in the property.

During 2015, the Trust developed and placed in service the following communities. The costs incurred to date for the owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2015 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2015	2014	2015	2014
Woodland Glen III, IV & V (1)	University of Kentucky	1,610	$103,458	$452	$214	$2,414	$1,304
The Oaks on the Square - Phase IV (2)	University of Connecticut	391	44,325	315	101	633	149
The Retreat at Louisville (3)	University of Louisville	656	43,935	179	77	568	103
Total owned communities		2,657	$191,718	$946	$392	$3,615	$1,556

Georgia Heights (4)	University of Georgia	292	51,639	216	184	273	274
Total joint ventures		292	$51,639	$216	$184	$273	$274
Total		2,949	$243,357	$1,162	$576	$3,888	$1,830
(1) In December 2011, the Trust was selected by the University of Kentucky to develop, own and manage new collegiate housing on its campus. Phase I opened in August 2013, Phase II opened in August 2014 and Phase III, which includes these communities, opened in August 2015 for the 2015/2016 lease year.
(2) In 2010, LeylandAlliance LLC and the Trust entered into an agreement to develop the first two phases of Storrs Center, a mixed-use town center project, located adjacent to the University of Connecticut. The Trust developed, owns and manages the collegiate housing properties in these first two phases and both phases include commercial and residential offerings. The first, second and third phases opened in August 2012, 2013 and 2014, respectively. The fourth phase opened in August 2015.
(3) In June 2014, the Trust announced an agreement with a subsidiary of Landmark Property Holdings, LLC to develop, own and manage a cottage-style collegiate housing property located adjacent to The University of Louisville. The Retreat at Louisville was initially a joint venture. During the year ended December 31, 2016, the Trust purchased the remaining 25% joint venture partner's ownership in the property.
(4) In 2013, the Trust entered into an agreement to develop, own and manage a mixed-use development adjacent to the main entrance of the University of Georgia with a subsidiary of GEM Realty Capital, Inc. The costs above represent total costs incurred for the joint venture development. The Trust holds a 50% interest in the joint venture and manages the community. The Trust does not consolidate the joint venture (see Note 8) and its investment of $10.2 million and $10.4 million as of December 31, 2016 and 2015, respectively, is classified as other assets in the accompanying consolidated balance sheets.

The following represents a summary of active developments at December 31, 2016, including internal development costs and interest costs capitalized (in thousands):

			Years Ended December 31,
Name	Primary University Served	Spend-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
			2016	2015	2016	2015
University Flats	University of Kentucky	$55,682	$226	$241	$1,163	$83
Lewis Hall	University of Kentucky	15,190	204	—	196	—
Boise State University	Boise State University	19,674	260	54	252	3
SkyVUE	Michigan State University	60,775	201	17	1,253	—
The Local: Downtown	Texas State University	18,017	178	69	318	—
Avid Square	Oklahoma State University	21,847	116	—	231	—
Northern Michigan University	Northern Michigan University	12,104	203	—	66	—
Maplewood	Cornell University	2,440	81	—	24	—
University of Pittsburgh	University of Pittsburgh	20,303	95	—	238	—
Players Club Redevelopment	Florida State University	938	62	21	22	—
Hale Mahana	University of Hawai'i	22,931	82	—	98	—
Hub at Minneapolis	University of Minnesota	12,738	43	—	—	—
Arizona State University	Arizona State University	25,230	102	—	113	—
Undeveloped land		2,073	41	—	34	—
Total active projects under development		$289,942	$1,894	$402	$4,008	$86

As of December 31, 2016, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $507.6 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opened. Expenditures for assets under development accrued in accounts payable and accrued expenses totaled $2.9 million and $36.0 million, respectively, as of December 31, 2016. As of December 31, 2015, expenditures for assets under development accrued in accounts payable and accrued expenses totaled $0.3 million and $19.2 million, respectively.

5. Disposition of real estate investments

As discussed in Note 2, the accounting guidance related to the presentation of discontinued operations was adopted as of January 1, 2014. The property dispositions discussed below and any subsequent one-off dispositions are not expected to qualify for treatment as discontinued operations unless the dispositions qualify as a strategic shift in the Trust's business pursuant to ASU 2014-08. Accordingly, the historical operations of the property dispositions are presented in continuing operations for all periods presented as the adoption of the guidance is on a prospective basis.

During the year ended December 31, 2016, the following collegiate housing communities were sold for approximately $96.6 million. The Trust received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

•	605 West located in Durham, North Carolina;

•	The Reserve at Athens located in Athens, Georgia; and

•	The Commons at Tallahassee located in Tallahassee, Florida.

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

6. Collegiate housing properties and assets under development

Collegiate housing properties and assets under development consist of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Land	$221,065	$152,819
Land improvements	66,440	65,135
Leasehold improvements	74	212
Construction in progress	239,186	105,517
Buildings and improvements	2,092,546	1,751,482
Furniture, fixtures and equipment	90,406	88,008
	2,709,717	2,163,173
Less accumulated depreciation	(311,069)	(270,993)
Collegiate housing properties and assets under development, net	$2,398,648	$1,892,180

Following is certain information related to investment in collegiate housing properties and assets under development as of December 31, 2016 (amounts in thousands):

		Initial Cost				Total Costs
Property(3)	Encumbrances	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total(5)	Accumulated Depreciation(4)	Date of Acquisition/ Construction
Players Club	$—	$727	$7,498	$8,225	$3,446	$727	$10,944	$11,671	$6,961	1/31/2005
The Commons at Knoxville	—	4,630	18,386	23,016	4,086	4,585	22,517	27,102	9,182	1/31/2005
The Lofts	—	2,801	34,117	36,918	3,725	2,801	37,842	40,643	13,852	1/31/2005
The Pointe at Penn State	—	2,151	35,094	37,245	5,824	2,150	40,919	43,069	16,269	1/31/2005
The Reserve at Columbia	—	1,071	26,134	27,205	4,537	1,071	30,671	31,742	11,749	1/31/2005
The Reserve on Perkins	—	913	15,795	16,708	4,429	913	20,224	21,137	8,547	1/31/2005
University Towers	32,950	—	28,652	28,652	18,169	2,364	44,457	46,821	18,374	1/31/2005
Campus Creek	—	2,251	21,604	23,855	2,280	2,251	23,884	26,135	8,934	2/22/2005
Campus Lodge	—	2,746	44,415	47,161	4,796	2,746	49,211	51,957	17,629	6/7/2005
Carrollton Place	—	682	12,166	12,848	2,180	682	14,346	15,028	4,892	1/1/2006
River Pointe	—	837	17,746	18,583	2,844	837	20,590	21,427	6,794	1/1/2006
The Reserve at Saluki Pointe	—	1,099	32,377	33,476	2,127	1,099	34,504	35,603	8,692	8/1/2008
University Apartments on Colvin	—	—	25,792	25,792	977	—	26,769	26,769	6,109	8/1/2009
2400 Nueces(1)	—	—	64,152	64,152	7,114	—	71,266	71,266	8,944	8/1/2010
The Oaks on the Square - Phase I and II	—	1,800	48,636	50,436	2,137	1,800	50,773	52,573	6,845	9/30/2010
GrandMarc at the Corner	—	—	45,384	45,384	2,295	—	47,679	47,679	9,308	10/22/2010
Campus West	—	—	25,842	25,842	1,926	—	27,768	27,768	4,715	3/1/2011
East Edge	—	10,420	10,783	21,203	21,343	10,420	32,126	42,546	5,972	3/1/2011
Jefferson Commons	—	1,420	4,915	6,335	332	1,420	5,247	6,667	980	3/15/2011
Wertland Square	—	3,230	13,285	16,515	826	3,230	14,111	17,341	2,574	3/15/2011
The Berk	—	2,687	13,718	16,405	906	2,687	14,624	17,311	2,706	5/23/2011
Roosevelt Point	—	3,093	47,528	50,621	2,178	3,093	49,706	52,799	6,013	7/1/2011
University Village Towers	—	3,434	34,424	37,858	1,130	3,434	35,554	38,988	5,703	9/22/2011
Irish Row	—	2,637	24,679	27,316	512	2,637	25,191	27,828	3,995	11/1/2011
The Lotus	—	5,245	20,830	26,075	2,226	5,245	23,056	28,301	1,991	11/14/2011
GrandMarc at Westberry Place	—	—	53,935	53,935	2,025	—	55,960	55,960	8,384	12/8/2011
3949	—	3,822	24,448	28,270	8,938	3,822	33,386	37,208	4,766	12/21/2011

		Initial Cost				Total Costs
Property(3)	Encumbrances	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total(5)	Accumulated Depreciation(4)	Date of Acquisition/ Construction
The Reserve on Stinson	—	2,111	20,609	22,720	(5,186)	2,111	15,423	17,534	—	1/27/2012
Lymon T. Johnson Hall & Central Hall II(2)	—	—	22,896	22,896	3,416	—	26,312	26,312	3,982	6/1/2012
The Retreat at Oxford	—	4,743	52,946	57,689	5,606	8,811	54,484	63,295	4,268	6/14/2012
The Province	—	4,436	45,173	49,609	528	4,436	45,701	50,137	6,853	9/21/2012
The District on 5th	—	2,601	63,396	65,997	464	2,601	63,860	66,461	10,045	10/4/2012
Campus Village	—	2,650	18,077	20,727	1,199	2,650	19,276	21,926	3,938	10/19/2012
Frances Jewell Hall(2)	—	—	45,924	45,924	1,999	—	47,923	47,923	3,920	11/1/2012
Georgia M. Blazer Hall(2)	—	—	23,808	23,808	874	—	24,682	24,682	2,013	11/1/2012
Haggin Hall I(2)	—	—	23,802	23,802	497	—	24,299	24,299	2,205	11/1/2012
Woodland Glen I & II(2)	—	—	44,491	44,491	1,979	—	46,470	46,470	3,711	11/1/2012
The Province at Kent State	—	4,239	40,441	44,680	443	4,239	40,884	45,123	6,125	11/16/2012
The Centre at Overton Park	—	3,781	35,232	39,013	1,820	3,781	37,052	40,833	4,941	12/7/2012
The Suites at Overton Park	—	4,384	33,281	37,665	1,602	4,384	34,883	39,267	4,902	12/7/2012
Woodland Glen III, IV & V(2)	—	—	101,172	101,172	3,478	—	104,650	104,650	4,586	5/1/2013
The Oaks on the Square - Phase III	—	1,531	10,734	12,265	288	1,531	11,022	12,553	839	2/13/2013
The Cottages on Lindberg	—	1,800	31,224	33,024	3,357	1,800	34,581	36,381	4,359	8/28/2013
The Retreat at State College	—	6,251	46,004	52,255	4,140	6,251	50,144	56,395	5,840	9/11/2013
The Varsity	—	3,300	50,330	53,630	313	3,300	50,643	53,943	5,020	12/19/2013
Holmes Hall and Boyd Hall(2)	—	—	85,556	85,556	135	—	85,691	85,691	897	12/31/2013
Oaks on the Square - Phase IV	29,626	3,308	36,748	40,056	6,382	3,308	43,130	46,438	1,876	6/1/2014
Retreat at Louisville	—	4,257	33,750	38,007	6,183	4,257	39,933	44,190	1,854	7/1/2014
109 Towers	—	1,779	40,115	41,894	2,691	1,779	42,806	44,585	3,425	8/12/2014
District on Apache	—	8,203	81,016	89,219	604	8,203	81,620	89,823	6,944	9/15/2014
The Commons on Bridge	—	1,852	7,772	9,624	260	1,852	8,032	9,884	724	6/16/2015
The Province Boulder	—	7,800	40,722	48,522	193	7,800	40,915	48,715	1,670	9/15/2015
University Flats(2)	—	—	55,682	55,682	—	—	55,682	55,682	—	7/1/2015
Retreat at Blacksburg	—	8,988	53,984	62,972	1,577	8,988	55,561	64,549	664	7/10/2015
Boise State	—	—	19,674	19,674	—	—	19,674	19,674	—	12/15/2015
The Local: Downtown	—	2,687	15,330	18,017	—	2,687	15,330	18,017	—	1/4/2016
SkyVue	—	7,056	53,719	60,775	—	7,056	53,719	60,775	—	1/15/2016
Lokal	—	2,180	21,271	23,451	526	2,180	21,797	23,977	552	3/31/2016
Avid Square	—	4,500	17,347	21,847	—	4,500	17,347	21,847	—	4/11/2016
Hub at Madison	—	14,251	175,656	189,907	167	14,251	175,823	190,074	3,440	5/12/2016
Lewis Hall(2)	—	—	15,190	15,190	—	—	15,190	15,190	—	6/30/2016
Maplewood(2)	—	—	2,440	2,440	—	—	2,440	2,440	—	6/30/2016
Northern Michigan University(2)	—	—	12,104	12,104	—	—	12,104	12,104	—	6/30/2016
University of Pittsburgh	—	7,636	12,667	20,303	—	7,636	12,667	20,303	—	7/1/2016
Pura Vida Place	—	1,850	9,331	11,181	340	1,850	9,671	11,521	92	8/30/2016
Carriage House	—	2,470	8,760	11,230	320	2,470	9,080	11,550	83	8/30/2016
Urbane	—	4,101	43,929	48,030	163	4,101	44,092	48,193	421	9/9/2016
Arizona State University	—	14,147	11,083	25,230	—	14,147	11,083	25,230	—	11/1/2016
Hale Mahana	—	16,641	6,290	22,931	—	16,641	6,290	22,931	—	11/20/2016

		Initial Cost				Total Costs
Property(3)	Encumbrances	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total(5)	Accumulated Depreciation(4)	Date of Acquisition/ Construction
Hub at Minneapolis	—	—	12,738	12,738	—	—	12,738	12,738	—	11/21/2016
Undeveloped Land	—	1,450	623	2,073	—	1,450	623	2,073	—	TBD
Totals	$62,576	$214,679	$2,335,372	$2,550,051	$159,666	$221,065	$2,488,652	$2,709,717	$311,069

(1)
Pursuant to the ground lease for 2400 Nueces, the lessor has the option to purchase the Trust's leasehold estate and interest in the property at certain times during the term of the ground lease for a pre-determined amount.

(2)	Pursuant to the lease agreement for the respective property, the lessor has the option to terminate the lease at certain times during the term of the agreement for a termination fee.

(3)
All properties are of garden-style collegiate housing communities except for University Towers which is a traditional residence hall, 2400 Nueces and The Varsity, which are high-rise buildings, The Retreat at Oxford, The Cottages on Lindberg, The Retreat at State College, The Retreat at Louisville and The Retreat at Blacksburg which are cottage-style communities, and The Oaks on the Square, which is a mixed-use town center and main street development project located in Storrs, Connecticut.

(4)	Assets have useful lives ranging from 3 to 40 years.
(5) Total aggregate costs for federal income tax purposes is approximately $2,765.2 million.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties and assets under development for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of period	$2,163,173	$1,916,758	$1,709,853
Collegiate housing acquisitions or completed developments	444,657	250,329	349,841
Collegiate housing dispositions	(92,827)	(14,149)	(154,545)
Impairment loss	(2,500)	—	(12,733)
Additions	211,982	10,917	24,792
Disposals	(10,203)	(682)	(450)
Write-offs	(4,565)	—	—
Balance, end of period	$2,709,717	$2,163,173	$1,916,758

The following table reconciles the accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of period	$270,993	$210,047	$204,181
Depreciation	75,539	65,952	57,166
Disposals	(9,910)	(622)	(396)
Write-offs	(4,565)	—	—
Collegiate housing dispositions	(20,988)	(4,384)	(50,904)
Balance, end of period	$311,069	$270,993	$210,047

When determined that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. There were no impairment losses in 2015. During 2016 and 2014, management determined that the carrying value of various collegiate housing communities may not be recoverable. The fair value of these properties was estimated and management recorded impairment losses during the years ended December 31, 2016 and 2014 of $2.5 million and $12.7 million, respectively.

7. Other assets

Other assets consist of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Accounts receivable related to pre-development costs	$—	$2,252
Prepaid expenses	4,368	2,564
Deferred tax asset	2,171	2,456
Deferred financing costs - revolving credit facility	1,821	2,814
Investments in unconsolidated entities	26,981	28,068
Corporate assets, net (1)	12,598	13,141
Other	5,135	6,034
Total other assets	$53,074	$57,329

(1) As of December 31, 2016 and 2015, the Trust had corporate assets with a historical cost of $19.3 million and $18.1 million, and accumulated depreciation of $6.7 million and $4.9 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $1.7 million, $1.5 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Investments in unconsolidated entities

As of December 31, 2016 and 2015, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

•	a 50% interest in 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall at the University of Minnesota;

•	a 50% interest in West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights at the University of Georgia;

•	a 25% interest in University Village-Greensboro LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as University Village - Greensboro; and

•	a 14% interest in Elauwit Networks, a South Carolina limited liability company.

The Trust participates in major operating decisions of, but does not control, these entities; therefore, the equity method is used to account for these investments.

The following is a summary of financial information related to unconsolidated joint ventures (in thousands):

Financial Position: As of December 31,	2016	2015
Total assets	$177,820	$177,907
Total liabilities	132,370	130,102
Equity	$45,450	$47,805
Investment in unconsolidated entities	$26,981	$28,068

Results of Operations: For the years ended December 31,	2016	2015	2014
Revenues	$37,969	$37,915	$31,537
Net loss	(30)	(1,134)	(1,785)
Equity in losses of unconsolidated entities	$(328)	$(668)	$(710)

As of December 31, 2016 and 2015, liabilities are recorded totaling $1.9 million and $2.0 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheets.

9. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan replaced the Education Realty Trust, Inc. 2004 Incentive Plan in its entirety and authorized the grant of the 105,000 shares that remained available for grant under the 2004 plan, as well as 1,049,167 additional shares. As of December 31, 2016, the Trust had 561,277 shares of its common stock reserved for future issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. As of December 31, 2016, there was no unearned compensation related to restricted stock. As of December 31, 2015, unearned compensation related to restricted stock totaled $0.2 million. Unearned compensation related to restricted stock was recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the years ended December 31, 2016, 2015 and 2014, compensation expense of $0.2 million, $0.4 million and $0.7 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of restricted stock.

Effective January 1, 2014, the Trust adopted the 2014 Long-Term Incentive Plan (the "2014 LTIP"). The purpose of the 2014 LTIP is to attract, retain and motivate the executive officers and certain key employees of the Trust to promote the long-term growth and profitability of the Trust. On January 1, 2014, the Trust issued 24,742 shares of time vested restricted stock to executives and key employees under the 2014 LTIP. Additional shares were issued in August 2014 pursuant to the 2014 LTIP. The restricted stock granted under the 2014 LTIP will vest ratably over three years as long as the participants remain employed by the Trust.

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

On January 1, 2014, the Trust granted 102,297 performance-based RSUs to executives and key employees under the 2014 LTIP described above. As of December 31, 2016, there was no unearned compensation related to RSUs. As of December 31, 2015, unearned compensation related to RSUs totaled $0.6 million. Unearned compensation related to RSUs was recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the years ended December 31, 2016, 2015 and 2014, compensation expense of $0.6 million, $0.9 million and $1.1 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of RSUs.

The Trust's 2015 Long-Term Incentive Plan ("2015 LTIP"), adopted in February 2015, and 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in February 2016, differ in two respects from the prior plans: (i) the participants have elected to receive LTIP Units in the Operating Partnership instead of time restricted stock or RSUs; and (ii) the performance criteria for the performance-based award has been revamped to measure the Trust's performance based on a mixture of objective internal achievement goals and relative performance against its industry peers and other REITs. Under the 2015 and 2016 LTIPs, 155,774 and 131,745 LTIP Units, respectively, were issued to the participants.

The 2015 and 2016 LTIPs provide that 25% of a participant’s award consists of a time-vested grant of LTIP Units in the Operating Partnership subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock under the 2014 LTIP, the time-vested 2015 and 2016 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of the Trust's stock on the grant date. The time-vested 2015 and 2016 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are nontransferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2015 and 2016 LTIP Units. The vesting of performance-based 2015 and 2016 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold, and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique by an independent third party consultant. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions is assessed quarterly. The performance-based 2015 and 2016 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the operating agreement of the Operating Partnership, but are nontransferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2015 and 2016 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2015 and 2016 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption into shares of EdR's common stock or cash, at the discretion of the general partner, in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying consolidated statement of income and comprehensive income related to the LTIP Units was $2.7 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, unearned compensation related to LTIP Units totaled $4.2 million and $2.1 million, respectively, and will be recorded as expense over the applicable vesting period.

Compensation expense for the year ended December 31, 2016 includes an adjustment to increase life-to-date expense of the performance conditions under the 2015 and 2016 LTIPs due to a change in the probability of achieving certain performance conditions.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $2.2 million and $1.9 million, respectively. Additionally during the years ended December 31, 2016 and 2015, the Trust issued 10,800 and 12,300 shares, respectively, to its independent directors under the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2013(1)	61,341	$26.88	130,092	$20.34	—	$—
Granted	25,944	26.70	102,305	19.20	—	—
Vested	(26,476)	25.74	(47,785)	26.46	—	—
Surrendered	(13,999)	26.85	(37,701)	26.46	—	—
Outstanding as of December 31, 2014(1)	46,810	27.94	146,911	20.58	—	$—
Granted	—	—	—	—	155,774	18.83
Vested	(17,774)	27.76	—	—	—	—
Surrendered	(3,467)	29.72	—	—	—	—
Outstanding as of December 31, 2015(1)	25,569	28.32	146,911	20.58	155,774	18.83
Granted	—	—	—	—	131,745	26.20
Vested	(10,199)	28.93	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,571)	28.93	(44,379)	22.95	—	—
Outstanding as of December 31, 2016(1)	7,799	$26.46	91,756	$19.20	280,452	$22.29
(1) Represents unvested shares of restricted stock awards and LTIP Units as of the date indicated.

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of December 31, 2016, the interest rate applicable to the Fifth Amended Revolver was 1.90%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on outstanding commitments. As of December 31, 2016, the outstanding balance under the Fifth Amended Revolver was $20.0 million, thus, our remaining availability was $480.0 million. There was no outstanding balance as of December 31, 2015.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of FFO except to comply with the legal requirements to maintain REIT status. As of December 31, 2016, the Operating Partnership was in compliance with all covenants of the Fifth Amended Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At December 31, 2016 and 2015, the outstanding balance under the Term Loans was $186.7 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.8 million and $1.0 million, respectively, in the accompanying consolidated balance sheets.

The Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of December 31, 2016, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 14). As of December 31, 2016, the effective interest rate on the Tranche A Term Loan was 3.85% (weighted average swap rate of 2.30% plus the current margin of 1.55%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

On January 18, 2017, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amended and restated that certain First Amended and Restated Credit Agreement dated as of November 19, 2014 (the “Term Loan Facility”).

The Second Amended and Restated Credit Agreement amends and restates the Term Loan Facility solely (i) to lower the interest rate on the $187.5 million Tranche A loan under the Term Loan Facility by 35 basis points from LIBOR plus a margin range from 155 to 225 basis points to LIBOR plus a margin a range of 120 basis points to 190 basis points, and (ii) to extend the maturity of the $65 million Tranche B loan under the Term Loan Facility from January 13, 2019 to January 18, 2022. The provisions of the Second Amended and Restated Credit Agreement are otherwise identical to the provisions of the First Amended and Restated Credit Agreement. The Trust also entered into a forward starting interest rate swap concurrently with the extension of the Tranche B loan.

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the issuance of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The Operating Partnership used the offering proceeds to prepay $69.0 million of mortgage debt (including $2.6 million in prepayment penalties and other fees), pay down the outstanding balance of the Fifth Amended Revolver and for general corporate purposes. At December 31, 2016 and 2015, the outstanding balance under the Unsecured Senior Notes was

$247.9 million and $247.7 million, respectively, which is presented net of unamortized deferred financing costs of $2.1 million and $2.3 million, respectively, in the accompanying consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2016, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of December 31, 2016 and 2015, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (dollars in thousands):

	Outstanding Balance at December 31,		Interest Rate at December 31, 2016		Interest Rate Type	Initial Maturity Date
Property	2016	2015
Master Secured Credit Facility	$—	$75,858	n/a

The Centre at Overton Park	—	22,351	n/a
University Towers	32,950	33,650	2.73%	(3)	Variable	7/1/2017	(2)
Mortgage Debt	32,950	56,001	2.73%	(1)

The Retreat at Louisville	—	35,672	n/a
The Oaks on the Square - Phase IV	29,626	27,553	2.60%	(4)	Variable	10/20/2017
The Retreat at Blacksburg - Phase I	—	10,380	n/a
Construction Loans	29,626	73,605	2.60%	(1)

Total mortgage and construction debt / weighted average rate	62,576	205,464	2.67%	(1)
Unamortized deferred financing costs	(56)	(953)
Total net of unamortized deferred financing costs	62,520	204,511
Less current portion, net of unamortized deferred financing costs	(62,520)	(34,493)
Total mortgage and construction debt, net of current portion	$—	$170,018

(1)	Represents the weighted average interest rate as of December 31, 2016.
(2) During the year ended December 31, 2016, the Operating Partnership extended the mortgage debt for one year and incurred an extension fee of approximately $67 thousand.
(3) The interest rate per year applicable to the loan is, at the option of the Trust, equal to a prime rate plus 0.50% margin or LIBOR plus a 2.10% margin and interest only through July 1, 2015. The loan may be extended for two 12-month periods, provided that the debt service coverage ratio calculated as of the preceding quarter is at least 1.30 to 1.00 and an extension fee is paid. Subsequent to December 31, 2016, the mortgage loan was repaid in full.
(4) During 2014, the Operating Partnership entered into a construction loan of $38.0 million related to the development of the fourth phase of a wholly-owned collegiate housing community in Storrs, Connecticut (The Oaks on the Square - Phase IV). The interest rate per year applicable to the loan is, at the option of the Operating Partnership, equal to a base rate plus a 1.00% margin or LIBOR plus a 2.00% margin and is interest only through October 20, 2017. If certain conditions are met, the Operating Partnership has the option to extend the loan for two one-year extension periods. During the extension periods, if applicable, principal and interest are to be repaid on a monthly basis.

Master Secured Credit Facility

The Operating Partnership had a credit facility with Fannie Mae (the "Master Secured Credit Facility") that was entered into on December 31, 2008 and expanded on December 2, 2009. All notes under the Master Secured Credit Facility contained cross-default provisions; all properties securing the notes were cross-collateralized.

In January 2016, the Operating Partnership prepaid in full the two remaining ten-year notes under the Master Secured Credit Facility with proceeds from the January 2016 follow-on equity offering (see Note 2). One of the prepaid notes had a principal balance of $21.3 million, was set to mature on January 1, 2020 and had a fixed interest rate of 5.67%. The second prepaid note had a principal balance of $54.5 million, was set to mature on January 1, 2019 and had a fixed interest rate of 6.02%. The Operating Partnership incurred a prepayment penalty of $9.3 million in connection with the prepayments. Concurrent with the repayments, the Master Secured Credit Facility was terminated and all encumbered properties were released.

Mortgage debt

In January 2016, the Operating Partnership repaid in full the fixed-rate mortgage debt with a principal balance of $22.3 million that was assumed in connection with the 2012 acquisition of The Centre at Overton Park. The interest rate was equal to 5.6% per annum and the mortgaged debt was scheduled to mature on January 1, 2017. A prepayment penalty of $1.0 million was incurred in connection with the prepayment.

As of December 31, 2016, the Operating Partnership was not in compliance with the minimum debt service coverage ratio on the mortgage debt secured by the University Towers collegiate housing community. Subsequent to December 31, 2016, the Operating Partnership repaid the mortgage debt in full.

Construction loans

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

All construction loans also contain customary financial covenants, such as minimum debt service ratios. As of December 31, 2016, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance, beginning of period	$204,511	$248,128
Additions	40,974	65,491
Repayments of principal	(183,862)	(108,179)
Amortization of debt premium	(49)	(843)
Write-off of debt premium related to debt pay off	(523)	(70)
(Increase) decrease in deferred financing costs, net	1,469	(16)
Balance, end of period	$62,520	$204,511

The scheduled maturities of outstanding indebtedness as of December 31, 2016 are as follows (in thousands):

Year
2017	$62,576
2018	20,000
2019	65,000	(1)
2020	—
2021	122,500
Thereafter	250,000
Total	520,076
Unamortized deferred financing costs	2,880
Outstanding as of December 31, 2016, net of unamortized deferred financing costs	$517,196
(1) On January 18, 2017, the Operating Partnership entered into the Second Amended and Restated Credit Agreement which extends the maturity of the $65 million Tranche B loan under the Term Loan Facility from January 13, 2019 to January 18, 2022.

11. Noncontrolling interests

Operating Partnership

Joint Ventures: As of December 31, 2016, EROP had entered into eight joint venture agreements to develop, own and manage certain collegiate housing communities. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partners' investments in all but one of the communities under development met the requirements to be classified outside of permanent equity, and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income due to the partners' ability to put their ownership interests to EROP for cash based on fair value as stipulated in the operating agreements. These contributions all occurred during 2016 and the developments are still under construction. At December 31, 2016, carrying value approximates fair value.

In connection with the acquisition of The Hub at Madison (see Note 4), the Trust, through a joint venture, acquired a controlling interest in the legal entity owning the collegiate housing property. At December 31, 2016, the partner’s interest was 1.6%. In connection with the acquisition of Urbane (see Note 4), the Trust, through a joint venture, acquired a controlling interest in the legal entity owning the collegiate housing property. At December 31, 2016, the partner's noncontrollig interest was 3.0%. The partners' ownership interests in both joint ventures were accounted for as redeemable noncontrolling interests in the accompanying consolidated balance sheets due to the partners' ability to put their ownership interest to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying consolidated statements of income and comprehensive income. At December 31, 2016, the Urbane joint venture partner also has an additional interest in the legal entity, however, it was determined the noncontrolling interest represented a financing arragement that has been recorded as an accrued liability.

As of December 31, 2015, EROP's joint venture partner's investment in 605 West met the requirements to be classified outside of permanent equity, and was therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income due to the partner's ability to put its ownership interests to EROP as stipulated in the operating agreements. On March 11, 2016, EROP acquired the joint venture partner's interest and sold this property for a gross sales price of $54.6 million (see Note 5).

At December 31, 2015, EROP held a 95% ownership interest in the Roosevelt Point collegiate housing property serving Arizona State University: Downtown Phoenix Campus, a 75% ownership interest in The Retreat at Louisville collegiate housing property serving The University of Louisville, and a 75% ownership interest in The Retreat at Blacksburg near Virginia Tech. During the year ended December 31, 2016, EROP purchased the remaining 5% ownership interest in Roosevelt Point, 25% ownership interest in The Retreat at Louisville, and 25% ownership interest in The Retreat at Blacksburg.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets. Income related to such units are recorded as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2016 and 2015, there were 69,086 University Towers Operating Partnership Units outstanding. Fair value at each reporting period is determined based on the market price of the Trust's common stock and is considered Level 1 in the fair value hierarchy.

The following table sets forth activity with the redeemable noncontrolling interests for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Beginning balance	$5,248	$4,431
Net income	(212)	175
Contributions from redeemable noncontrolling interests	29,824	26
Adjustments to report redeemable noncontrolling interests at fair value	334	1,012
Purchase and return of equity to noncontrolling partner's interest	(2,910)	—
Distributions	(124)	(396)
Ending balance	$32,160	$5,248

The value of redeemable noncontrolling interests is reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2016 and 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

Redeemable Limited Partner Units: The units of limited partnership of the Operating Partnership (“OP Units”) that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder are classified as redeemable limited partner units in the mezzanine section of the accompanying consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2016 and 2015, EROP reported the redeemable limited partner units at fair value (considered Level 1 as determined based on the market price of the Trust's common stock), which was greater than historical cost.

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

During the year ended December 31, 2016, 50,000 OP Units were redeemed for 50,000 shares of EdR's common stock and 14,611 OP Units were redeemed for cash. During the year ended December 31, 2015, 50,000 OP Units were redeemed for shares of EdR's common stock. As of December 31, 2016 and 2015, there were 159,698 and 224,308 OP Units outstanding, respectively, not including OP Units held by EdR.

Below is a table summarizing the activity of redeemable limited partner units for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Beginning balance	$8,312	$10,081
Net income	138	91
Distributions	(304)	(526)
Reclassification of vested LTIP Units to redeemable limited partners	244	—
Conversion of redeemable partner units into common stock or cash	(2,703)	(1,748)
Adjustments to report redeemable limited partner units at fair value	1,102	414
Ending balance	$6,789	$8,312

The Trust

The Trust accounts for the joint ventures discussed above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include third-party equity interests in one joint venture development which is presented as a component of equity in the Trust’s accompanying consolidated balance sheets. The Trust's equity interests in the joint venture properties at Roosevelt Point, The Retreat at Louisville and The Retreat at Blacksburg are presented as a component of equity in the Trust’s accompanying consolidated balance sheets at December 31, 2015.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying consolidated balance sheets of EROP; (2) the University Towers Operating Partnership Units; and (3) our partners' investments in certain joint venture developments, which are also presented as redeemable noncontrolling interests in the accompanying consolidated balance sheets of EROP. The redeemable noncontrolling interests are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2016 and 2015, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the years ended December 31, 2016, 2015 and 2014 (dollars and shares in thousands, except per share data):

	2016		2015		2014
Numerator - basic and diluted earnings per share:
Net income attributable to common stock	$44,924		$19,911		$47,055

Denominator:
Basic weighted average shares of common stock outstanding	69,336		49,676		42,934
OP Units (1)	194	(2)	246	(2)	274
University Towers Operating Partnership Units	69		69		69
Shares issuable upon settlement of the Forward Agreements	1		—		—
Diluted weighted average shares of common stock outstanding	69,600		49,991		43,277

Earnings per share - basic:
Net income attributable to common stock	$0.65		$0.40		$1.10

Earnings per share - diluted:
Net income attributable to common stock	$0.65		$0.40		$1.09

Distributions declared per common share	$1.50		$1.46		$1.38

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

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the years ended December 31, 2016, 2015 and 2014 (dollars and units in thousands, except per unit data):

	2016	2015	2014
Numerator - basic and diluted earnings per unit:
Net income attributable to unitholders	$45,062	$20,002	$47,422

Denominator:
Weighted average units outstanding	69,062	49,535	42,934
Redeemable Operating Partnership Units	194	246	274
LTIP units	274	141	—
Weighted average units outstanding - basic	69,530	49,922	43,208

Redeemable University Towers Operating Partnership Units	69	69	69
Units issuable upon settlement of the Forward Agreements	1	—	—
Weighted average units outstanding - diluted	69,600	49,991	43,277

Earnings per unit - basic and diluted:
Net income attributable to unitholders	$0.65	$0.40	$1.10

Distributions declared per unit	$1.50	$1.46	$1.38

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

The following tables represent the Trust’s segment information for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$274,187	$240,623	$206,322
Collegiate housing leasing operations	111,378	101,283	92,649
Net operating income	$162,809	$139,340	$113,673
Total segment assets at end of period (1)	$2,437,205	$1,920,582	$1,737,967

Development Consulting Services:
Third-party development consulting services	$2,364	$2,233	$4,224
General and administrative(2)	2,044	2,802	2,354
Net operating income (loss)	$320	$(569)	$1,870
Total segment assets at end of period(3)	$6,739	$4,615	$4,103

Management Services:
Third-party management services	$3,588	$3,670	$3,959
General and administrative(2)	2,308	2,844	2,633
Net operating income	$1,280	$826	$1,326
Total segment assets at end of period(3)	$10,294	$10,090	$10,693

Reconciliations:
Segment revenue	$280,139	$246,526	$214,505
Operating expense reimbursements	8,829	8,636	8,707
Eliminations / adjustments(4)	—	—	2,581
Total segment revenues	$288,968	$255,162	$225,793

Segment operating expenses	$115,730	$106,929	$97,636
Reimbursable operating expenses	8,829	8,636	8,707
Total segment operating expenses	$124,559	$115,565	$106,343

Segment net operating income	$164,409	$139,597	$119,450
Other unallocated general and administrative expenses(5)	(17,922)	(15,252)	(14,815)
Depreciation and amortization	(81,413)	(68,022)	(58,974)
Ground lease expense	(12,462)	(11,268)	(8,988)
Loss on impairment of collegiate housing properties	(2,500)	—	(12,733)
Interest expense	(15,454)	(24,449)	(20,656)
Amortization of deferred financing costs	(1,731)	(2,089)	(2,156)
Interest income	490	213	190
Loss on extinguishment of debt	(10,611)	(403)	(3,543)
Guarantee fee income from participating development	—	—	3,000
Interest on loan to participating development	—	—	6,486
Gain on insurance settlement	—	—	8,133
Other operating expenses	(1,046)	—	—
Equity in losses of unconsolidated entities	(328)	(668)	(710)
Income before income taxes and gain on sale of collegiate housing properties	$21,432	$17,659	$14,684

Total segment assets, end of period (3)	$2,454,238	$1,935,287	$1,752,763
Unallocated corporate amounts:
Cash	11,344	21,757	7,540
Notes receivable (see Note 2)	500	2,167	375

	2016	2015	2014
Other receivables	708	646	2,100
Investments in unconsolidated entities (see Note 8)	26,981	28,068	29,355
Other assets	10,593	11,092	11,900
Deferred financing costs, net	1,821	2,814	2,297
Total assets, end of period	$2,506,185	$2,001,831	$1,806,330

(1) The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2016 is primarily related to the purchase of five additional communities, the completed development of three collegiate housing communities for the Trust’s ownership and the continued development of thirteen assets under development offset by the sale of three collegiate housing communities (see Notes 4 and 5). The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2015 is primarily related to the purchase of two additional communities and completed development of five collegiate housing communities for the Trust's ownership and the continued development of nine assets under developments offset by the sale of one collegiate housing community (see Notes 4 and 5).
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

14. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the years ended December 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2016 and 2015, six interest rate swaps were outstanding with a combined notional of $187.5 million that were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $2.1 million is estimated to be reclassified to earnings as an increase to interest expense. As of December 31, 2016 and 2015, the fair value of the derivatives is a liability of $3.6 million and $5.5 million, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

The following table discloses the effect of the derivative instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2016 and 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2016	Interest rate contracts	$(1,127)	Interest expense	$(3,038)
2015	Interest rate contracts	$(4,593)	Interest expense	$(3,583)

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

As of December 31, 2016 and 2015, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $3.8 million and $5.8 million, respectively. As of December 31, 2016, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $3.8 million.

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

One non-financial asset was impaired during the year ended December 31, 2016 and was written down to $17.5 million. Another non-financial asset was impaired during the year ended December 31, 2014 and was written down to $14.9 million. The valuations were classified within Level 2 of the fair value hierarchy. The asset impaired in 2014 was subsequently disposed during the year ended December 31, 2016 (see Note 5).

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Trust's derivatives held as of December 31, 2016 and 2015 were classified as Level 2 of the fair value hierarchy.

The Trust determined that the contingent consideration recognized in connection with the acquisition of the Hub at Madison (see Note 4) is a recurring fair value adjustment. The determination of fair value was based on a Monte Carlo simulation analysis of the potential payout. As the performance period extends over two years, it is expected that the fair value will be adjusted at each reporting date. The estimated range of final payout is estimated to be between $0.0 million and $4.5 million at December 31, 2016. Subsequent to the initial valuation, the Trust recorded an adjustment of $0.1 million during the year ended December 31, 2016, which is reflected in other expenses in the accompanying consolidated statements of income and comprehensive income. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

In connection with the acquisition of Urbane (see Note 4), the Trust is obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Subsequent to the initial valuation and based on the current assessment of the probability of achieving the performance metrics as of December 31, 2016, a $1.0 million adjustment was recorded and is reflected in other expenses in the accompanying consolidated statements of income and comprehensive income. The Trust determined that this measurement is a recurring fair value adjustment and will adjust the amount to fair value at each reporting date. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

The table below presents the assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2016 and 2015 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
December 31, 2016:
Derivative financial instruments (liability position)	$3,564	$—	$3,564	$—
Deferred compensation plan assets	$503	$503	$—	$—
Contingent consideration liability	$3,250	$—	$—	$3,250

December 31, 2015:
Derivative financial instruments (liability position)	$5,475	$—	$5,475	$—
Deferred compensation plan assets	$318	$318	$—	$—

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

The tables below summarize the gross carrying amounts and fair values of these financial instruments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$500	$—	$450	$—
Senior unsecured notes	250,000	—	246,305	—
Unsecured revolving credit facility	20,000	—	20,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	62,576	—	62,576	—

	December 31, 2015
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$2,167	$—	$2,104	$—
Senior unsecured notes	250,000	—	246,793	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	107,255	—	107,255	—
Fixed rate mortgage and construction loans	98,209	—	110,851	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

16. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual rent increase equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred straight-line rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, deferred straight-line rent totaled $36.7 million and $20.0 million, respectively.

The Trust also has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2028. Rental expense under the operating lease agreements totaled $0.8 million, $0.7 million and $0.7 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental payments required under operating leases (including ground leases) that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2016 are as follows (in thousands):

Year Ending
2017	$17,977
2018	15,538
2019	14,135
2020	11,598
2021	9,053
Thereafter	653,923
Total	$722,224

17. Employee savings plan

Eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally, a matching contribution of 50% is provided on eligible employees’ contributions up to the first 3% of compensation. Employees vest in the matching contribution over their first 3 years of employment then immediately vest in the matching contribution from then on. Matching contributions were approximately $0.3 million for each of the years ended December 31, 2016, 2015 and 2014.

18. Accrued expenses

Accrued expenses consist of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Payroll	$5,990	$4,687
Real estate taxes	11,105	8,311
Interest	2,029	2,555
Utilities	1,858	1,633
Ground leases and deferred straight-line rent	30,674	25,468
Assets under development	35,990	19,232
Fair value of derivative liability	3,564	5,475
Noncontrolling interest recognized as a financing arrangement	14,966	—
Other	17,474	15,854
Total accrued expenses	$123,650	$83,215

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

In July 2012, the 3949 community located in St. Louis, Missouri was partially destroyed by a fire. The community was rebuilt and fully reopened in August 2013. This fire caused substantial business interruption and property damage, both of which were covered under existing insurance policies. For the year ended December 31, 2014, the Trust recognized business interruption proceeds of $0.1 million. These amounts are included in collegiate housing leasing revenues in the accompanying consolidated financial statements. During the year ended December 31, 2014, the insurance claims were settled and the Trust recognized a gain on insurance proceeds of $8.1 million in the accompanying consolidated statements of income and comprehensive income.

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

The following summarizes the Operating Partnership's potential exposure under such guaranties (dollars in thousands):

		December 31, 2016				December 31, 2015
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,934	n/a	$5,734	n/a	$23,297	n/a	$5,824	n/a
The Marshall	50%	55,838	8,767	27,919	4,384	56,507	8,767	28,254	4,384
Georgia Heights	50%	34,914	7,230	17,457	3,615	31,430	7,230	15,715	3,615

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

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of December 31, 2016, $36.8 million had been drawn on the construction loan, of which $7.2 million was attributable to LeylandAlliance LLC, and has not been included in our consolidated financial statements.

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

During the year ended December 31, 2015, an arbitration proceeding was filed against a subsidiary of the Trust and a companion federal suit was filed against the Trust itself. Both actions related to a change order dispute by the general contractor on a completed third-party development project. The federal suit was dismissed in 2015. During 2016, the arbitration proceedings were settled at an amount that was accrued by the Trust as of December 31, 2015.

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2016, there were no reimbursable predevelopment costs recognized in the accompanying consolidated balance sheets. As of December 31, 2015, the Trust had reimbursable predevelopment costs of $1.9 million, reflected in other assets in the accompanying consolidated balance sheets.

20. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except per share data):

2016	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter	Total
Revenues	$73,379		$65,140		$66,225	$84,224	$288,968
Operating expenses	53,163		55,654		64,994	66,091	239,902
Operating income	20,216		9,486		1,231	18,133	49,066
Nonoperating expenses	14,989		4,108		4,574	3,635	27,306
Equity in earnings (losses) of unconsolidated entities	(244)		107		(480)	289	(328)
Income tax expense	51		89		84	460	684
Noncontrolling interests	136		(176)		(374)	194	(220)
Gain on sale of collegiate housing community	11,873	(1)	12,083	(1)	—	—	23,956
Net income (loss) attributable to Education Realty Trust, Inc.	$16,669		$17,655		$(3,533)	$14,133	$44,924
Net income (loss) per share - basic	$0.27		$0.26		$(0.05)	$0.19	$0.65
Net income (loss) per share - diluted	$0.26		$0.26		$(0.05)	$0.19	$0.65

Net income (loss) attributable to Education Realty Operating Partnership	$16,727		$17,708		$(3,547)	$14,174	$45,062
Net income (loss) per unit - basic and diluted	$0.27		$0.26		$(0.05)	$0.19	$0.65

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
Revenues	$64,129	$57,324	$58,189	$75,520		$255,162
Operating expenses	50,291	48,381	55,772	55,663		210,107
Operating income	13,838	8,943	2,417	19,857		45,055
Nonoperating expenses	6,419	5,875	6,704	7,730		26,728
Equity in earnings (losses) of unconsolidated entities	(194)	(202)	(427)	155		(668)
Income tax expense	78	90	157	22		347
Noncontrolling interests	206	(141)	(151)	257		171
Gain on sale of collegiate housing communities	—	—	—	2,770	(1)	2,770
Net income (loss) attributable to Education Realty Trust, Inc.	$6,941	$2,917	$(4,720)	$14,773		$19,911
Net income (loss) per share - basic	$0.14	$0.06	$(0.10)	$0.28		$0.40
Net income (loss) per share - diluted	$0.14	$0.06	$(0.10)	$0.27		$0.40

Net income (loss) attributable to Education Realty Operating Partnership	$6,981	$2,928	$(4,738)	$14,831		$20,002
Net income (loss) per unit - basic and diluted	$0.14	$0.06	$(0.10)	$0.28		$0.40
(1) See Note 5 for details related to the gain on sale of collegiate housing communities.

21. Subsequent events

The Board declared a fourth quarter distribution of $0.38 per share of common stock for the quarter ended on December 31, 2016. The distributions were paid on February 15, 2017 to stockholders of record at the close of business on January 31, 2017.

In February 2017, the Trust repaid $33.0 million of mortgage debt secured by the University Towers collegiate housing property, which was due to mature on July 1, 2017.

In February 2017, the Trust acquired a 305-bed community pedestrian to Auburn University for $28.5 million.

In January 2017, the Trust acquired The Retreat at Corvallis, a collegiate housing community serving Oregon State University in Corvallis, Oregon, for $99.5 million. The property has 330 units consisting of 1,016 beds.

The initial accounting for these acquisitions is currently incomplete due to timing of the acquisitions. Therefore, the required disclosures associated with a business combination are not available as of the date of this Form 10-K. The operating results of these acquisitions will be included in our consolidated financial results from the date of acquisition.

In January 2017, the Trust amended the term loans to extend the maturity of the five-year tranche by three years to 2022 and reduce the rate of the seven-year tranche by 35 bps.

In February 2017, the Trust entered into equity distribution agreements to establish a new ATM Program under which the Trust is authorized to sell a maximum of $500.0 million in shares of its common stock. The sales of common stock may be made through at-the-market transactions or pursuant to forward sales agreements.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2016, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Trust's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2016 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, the Trust's management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2016. The results of management’s assessment were reviewed with the Audit Committee.

The effectiveness of the Trust's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2016, the Operating Partnership's disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, the Operating Partnership's management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2016. The results of management’s assessment were reviewed with the Audit Committee.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2017, which will be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2017, which will be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under the Trust’s equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	410,282	(1)	—	(2)	502,534	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	410,282		—		502,534

(1)	Represents up to 410,282 shares of common stock subject to outstanding equity awards granted pursuant to our 2014, 2015 and 2016 Long-Term Incentive Plans.

(2)	Does not account for the potential 410,282 shares of common stock subject to outstanding restricted stock units and LTIP Units granted pursuant to our 2014, 2015 and 2016 Long-Term Incentive Plans.

(3)
This represents 561,277 shares available for issuance under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan less 58,743 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2017, which will be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2017, which will be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2017, which will be filed with the SEC and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

The Trust has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: February 28, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: February 28, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Randy Churchey, Edwin B. Brewer, Jr. and Lindsey Mackie, or any of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Trust’s filing of an annual report on Form 10-K for the Trust’s fiscal year 2016, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a trustee or officer, or both, of the Trust, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randy Churchey	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2017
Randy Churchey

/s/ Edwin B. Brewer, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2017
Edwin B. Brewer, Jr.

/s/ Lindsey Mackie	Senior Vice President, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Lindsey Mackie

/s/ John V. Arabia	Director	February 28, 2017
John V. Arabia

/s/ Monte J. Barrow	Director	February 28, 2017
Monte J. Barrow

/s/ William J. Cahill, III	Director	February 28, 2017
William J. Cahill, III

/s/ Kimberly Schaefer	Director	February 28, 2017
Kimberly Schaefer

/s/ Howard A. Silver	Director	February 28, 2017
Howard A. Silver

/s/ John T. Thomas	Director	February 28, 2017
John T. Thomas

/s/ Thomas Trubiana	President and Director	February 28, 2017
Thomas Trubiana

/s/ Wendell W. Weakley	Director	February 28, 2017
Wendell W. Weakley

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.3(1)
Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.1 the Trust's Quarterly Report on Form 10-Q, filed on October 31, 2016.)

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

10.6(1)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on August 17, 2006.)
10.7(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

10.8(1)	Education Realty Trust, Inc. 2015 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q, filed on May 6, 2015.)
10.9(1)
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

10.12(1)	Amendment No. 1 to the Education Realty Trust, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
10.13(1)
Education Realty Trust, Inc. Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)

10.14(1)	Education Realty Trust, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.57 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)
10.15(1)	Amendment to the Education Realty Trust, Inc. 2010 and 2011 Long-Term Incentive Plans. (Incorporated by reference to Exhibit 10.58 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)
10.16(1)	Education Realty Trust, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 10-K, field on March 1, 2013.)

Exhibit Number	Description
10.17(1)	Education Realty Trust, Inc. Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.38 to the Trust’s Annual Report on Form 10-K, filed on March 1, 2013.)
10.18(1)	Education Realty Trust, Inc. 2016 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.21 to the Trust's Annual Report on Form 10-K, filed on February 29, 2016.
10.19(1)(2)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 7, 2014.)

10.20(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.21(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2015. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 6, 2015.)

10.22(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Lindsey Mackie, effective as of June 1, 2015. (Incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on May 26, 2015.)

10.23(1)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed March 3, 2014.)
10.24(1)
Executive Employment Agreement, dated as of August 5, 2014, as amended on January 1, 2017, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to the Trust’s Current Report on Form 8-K, filed on January 5, 2017.)

10.25(1)
Restricted Stock Award Agreement, dated as of August 5, 2014, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to the Trust’s Current Report on Form 8-K, filed on August 8, 2014.)

10.26
Fifth Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, each of which is an indirectly owned subsidiary of Education Realty Trust, Inc. KeyBank, National Association, as Administrative Agent, Regions Bank, PNC Bank, National Association and Royal Bank of Canada, as Documentation Agents, and KeyBanc Capital Markets, PNC Capital Markets LLC, RBC Capital Markets and Regions Capital Markets, as Co-Bookrunners and Co-Lead Arrangers, dated as of November 19, 2014. (Incorporated by reference to Exhibit 10.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed November 25, 2014.)

10.27
Second Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, each of which is an indirectly owned subsidiary of Education Realty Trust, Inc., PNC Bank National Association, Regions Bank, KeyBank National Association and U.S. Bank National Association, dated January 18, 2017, filed herewith.

12	Statement Regarding Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of the Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

Exhibit Number	Description
101.	INS XBRL Instance Document*
101.	SCH XBRL Taxonomy Extension Schema Document*
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.	LAB XBRL Taxonomy Extension Label Linkbase Document*
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

(1) Denotes a management contract or compensatory plan, contract or arrangement.
(2) Superseded by employment agreement entered into effective as of January 1, 2015.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.