Form 10-Q
period 2017-03-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2017-05-01
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of April 28, 2017, Education Realty Trust, Inc. had 73,182,270 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2017 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is indirectly wholly-owned by EdR. As of March 31, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
For the Quarter Ended March 31, 2017

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Collegiate housing properties, net	$2,212,845	$2,108,706
Assets under development	394,906	289,942
Cash and cash equivalents	34,922	34,475
Restricted cash	7,714	7,838
Other assets	69,461	65,224
Total assets	$2,719,848	$2,506,185

Liabilities:
Mortgage and construction loans, net of unamortized deferred financing costs	$29,776	$62,520
Unsecured revolving credit facility	260,000	20,000
Unsecured term loan, net of unamortized deferred financing costs	186,314	186,738
Unsecured senior notes, net of unamortized deferred financing costs	248,004	247,938
Accounts payable and accrued expenses	135,800	127,872
Deferred revenue	24,923	20,727
Total liabilities	884,817	665,795

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	45,631	38,949

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 73,180,531 and 73,075,455 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	732	731
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,789,755	1,802,852
Retained earnings	—	—
Accumulated other comprehensive loss	(2,486)	(3,564)
Total Education Realty Trust, Inc. stockholders’ equity	1,788,001	1,800,019
Noncontrolling interests	1,399	1,422
Total equity	1,789,400	1,801,441
Total liabilities and equity	$2,719,848	$2,506,185

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Collegiate housing leasing revenue	$80,785	$70,183
Third-party development consulting services	1,815	483
Third-party management services	945	894
Operating expense reimbursements	2,253	1,819
Total revenues	85,798	73,379
Operating expenses:
Collegiate housing leasing operations	28,877	24,889
Development and management services	2,901	2,521
General and administrative	3,427	3,109
Depreciation and amortization	25,839	17,516
Ground lease expense	3,560	3,309
Other operating expense	500	—
Reimbursable operating expenses	2,253	1,819
Total operating expenses	67,357	53,163

Operating income	18,441	20,216

Nonoperating (income) expenses:
Interest expense, net	3,028	4,663
Amortization of deferred financing costs	421	480
Interest income	(32)	(74)
Loss on extinguishment of debt	22	9,920
Total nonoperating expenses	3,439	14,989
Income before equity in earnings (losses) of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	15,002	5,227
Equity in earnings (losses) of unconsolidated entities	255	(244)
Income before income taxes and gain on sale of collegiate housing properties	15,257	4,983
Income tax (benefit) expense	(885)	51
Income before gain on sale of collegiate housing properties	16,142	4,932
Gain on sale of collegiate housing properties	—	11,873
Net income	16,142	16,805
Less: Net income (loss) attributable to the noncontrolling interests	(15)	136
Net income attributable to Education Realty Trust, Inc.	$16,157	$16,669

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2017	2016
Comprehensive income:
Net income	$16,142	$16,805
Other comprehensive loss:
Gain (loss) on cash flow hedging derivatives	1,078	(3,446)
Comprehensive income	17,220	13,359
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(15)	136
Comprehensive income attributable to Education Realty Trust, Inc.	$17,235	$13,223

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic	$0.21	$0.27
Net income attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$0.21	$0.26

Distributions per share of common stock	$0.38	$0.37

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	73,510	62,677
Weighted average common shares outstanding – diluted	73,775	62,963

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Proceeds from issuance of common stock, net of offering costs	8,130,670	81	286,964	—	—	—	287,045
Amortization of restricted stock and long-term incentive plan awards	1,989	—	357	—	—	—	357
Cash dividends	—	—	(23,392)	—	—	—	(23,392)
Contributions from noncontrolling interests	—	—	—	—	—	3,571	3,571
Purchase of noncontrolling interests	—	—	(1,706)	—	—	(2,409)	(4,115)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(722)	—	—	—	(722)
Comprehensive income (loss)	—	—	—	16,669	(3,446)	(57)	13,166
Balance, March 31, 2016	65,011,662	$650	$1,525,104	$(5,329)	$(8,921)	$9,276	$1,520,780

Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441
Proceeds from issuance of common stock, net of offering costs	108,353	1	596	—	—	—	597
Amortization of long-term incentive plan awards	6	—	776	—	—	—	776
Surrender of shares to cover taxes on vesting of restricted shares	(3,283)	—	(2,564)	—	—	—	(2,564)
Cash dividends	—	—	(11,660)	(16,157)	—	—	(27,817)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	238	—	—	—	238
Accretion of redeemable noncontrolling interests	—	—	(483)	—	—	—	(483)
Comprehensive income (loss)	—	—	—	16,157	1,078	(23)	17,212
Balance, March 31, 2017	73,180,531	$732	$1,789,755	$—	$(2,486)	$1,399	$1,789,400

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income	$16,142	$16,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,839	17,516
Deferred tax expense	725	—
Excess tax benefit related to the vesting of restricted stock	(1,610)	—
Loss on disposal of assets	—	7
Gain on sale of collegiate housing properties	—	(11,873)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,175	1,187
Loss on extinguishment of debt	22	9,920
Amortization of deferred financing costs	421	480
Amortization of unamortized debt premiums	—	(49)
Distributions of earnings from unconsolidated entities	177	—
Noncash compensation expense related to stock-based incentive awards	938	827
Equity in (earnings) losses of unconsolidated entities	(255)	244
Change in fair value of contingent consideration	500	—
Change in operating assets and liabilities	1,541	2,486
Net cash provided by operating activities (net of acquisitions)	45,615	37,550

Investing activities:
Property acquisitions	(127,647)	(24,357)
Purchase of corporate assets	(316)	(263)
Restricted cash	124	854
Investment in collegiate housing properties	(2,861)	(4,521)
Proceeds from sale of collegiate housing properties	—	54,107
Collections on notes receivable	—	1,667
Earnest money deposits	(510)	(735)
Investment in assets under development	(97,358)	(64,975)
Distributions from unconsolidated entities	103	121
Net cash used in investing activities	(228,465)	(38,102)

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2017	2016
Financing activities:
Payment of mortgage and construction loans	(32,950)	(98,384)
Borrowings under construction loans	146	12,444
Debt issuance costs	(493)	(55)
Debt extinguishment costs	—	(10,290)
Borrowings on line of credit	240,000	—
Proceeds from issuance of common stock	—	286,611
Payment of offering costs	(70)	(307)
Purchase and return of equity to noncontrolling interests	—	(7,025)
Contributions from noncontrolling interests	7,131	3,571
Dividends and distributions paid to common and restricted stockholders	(27,817)	(23,392)
Dividends and distributions paid to noncontrolling interests	(87)	(200)
Repurchases of common stock for payments of restricted stock tax withholding	(2,563)	(315)
Net cash provided by financing activities	183,297	162,658
Net increase in cash and cash equivalents	447	162,106
Cash and cash equivalents, beginning of period	34,475	33,742
Cash and cash equivalents, end of period	$34,922	$195,848

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$—	$2,285
Income taxes paid	$1	$3

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,138	$938
Capital expenditures in accounts payable and accrued expenses related to developments	$46,218	$25,059

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Collegiate housing properties, net	$2,212,845	$2,108,706
Assets under development	394,906	289,942
Cash and cash equivalents	34,922	34,475
Restricted cash	7,714	7,838
Other assets	69,461	65,224
Total assets	$2,719,848	$2,506,185

Liabilities:
Mortgage and construction loans, net of unamortized deferred financing costs	$29,776	$62,520
Unsecured revolving credit facility	260,000	20,000
Unsecured term loans, net of unamortized deferred financing costs	186,314	186,738
Unsecured senior notes, net of unamortized deferred financing costs	248,004	247,938
Accounts payable and accrued expenses	135,800	127,872
Deferred revenue	24,923	20,727
Total liabilities	884,817	665,795

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	6,046	6,789

Redeemable noncontrolling interests	39,585	32,160

Partners' capital:
General partner - 6,920 units outstanding as of March 31, 2017 and December 31, 2016	177	178
Limited partners - 73,173,611 and 73,068,535 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,790,310	1,803,405
Accumulated other comprehensive loss	(2,486)	(3,564)
Total partners' capital	1,788,001	1,800,019
Noncontrolling interests	1,399	1,422
Total capital	1,789,400	1,801,441
Total liabilities and partners' capital	$2,719,848	$2,506,185

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Collegiate housing leasing revenue	$80,785	$70,183
Third-party development consulting services	1,815	483
Third-party management services	945	894
Operating expense reimbursements	2,253	1,819
Total revenues	85,798	73,379
Operating expenses:
Collegiate housing leasing operations	28,877	24,889
Development and management services	2,901	2,521
General and administrative	3,427	3,109
Depreciation and amortization	25,839	17,516
Ground lease expense	3,560	3,309
Other operating expense	500	—
Reimbursable operating expenses	2,253	1,819
Total operating expenses	67,357	53,163

Operating income	18,441	20,216

Nonoperating (income) expenses:
Interest expense, net	3,028	4,663
Amortization of deferred financing costs	421	480
Interest income	(32)	(74)
Loss on extinguishment of debt	22	9,920
Total nonoperating expenses	3,439	14,989
Income before equity in earnings (losses) of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	15,002	5,227
Equity in earnings (losses) of unconsolidated entities	255	(244)
Income before income taxes and gain on sale of collegiate housing properties	15,257	4,983
Income tax (benefit) expense	(885)	51
Income before gain on sale of collegiate housing properties	16,142	4,932
Gain on sale of collegiate housing properties	—	11,873
Net income	16,142	16,805
Less: Net income (loss) attributable to the noncontrolling interests	(50)	78
Net income attributable to Education Realty Operating Partnership L.P.	$16,192	$16,727

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2017	2016
Comprehensive income (loss):
Net income	$16,142	$16,805
Other comprehensive income:
Gain (loss) on cash flow hedging derivatives	1,078	(3,446)
Comprehensive income	17,220	13,359
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(50)	78
Comprehensive income attributable to unitholders	$17,270	$13,281

Earnings per unit information:
Net income attributable to unitholders – basic and diluted	$0.21	$0.27

Distributions per unit	$0.38	$0.37

Weighted average units outstanding:
Weighted average units outstanding – basic	73,664	62,894
Weighted average units outstanding – diluted	73,775	62,963

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	8,130,670	287,045	—	—	287,045
Amortization of restricted stock and long-term incentive plan awards	—	—	1,989	357	—	—	357
Distributions	—	(3)	—	(23,389)	—	—	(23,392)
Contributions from noncontrolling interests	—	—	—	—	—	3,571	3,571
Purchase of noncontrolling interests	—	—	—	(1,706)	—	(2,409)	(4,115)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(722)	—	—	(722)
Comprehensive income (loss)	—	3	—	16,666	(3,446)	(57)	13,166
Balance, March 31, 2016	6,920	$184	65,004,742	$1,520,241	$(8,921)	$9,276	$1,520,780

Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405	$(3,564)	$1,422	$1,801,441
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	108,353	597	—	—	597
Amortization of long-term incentive plan awards	—	—	6	776	—	—	776
Surrender of shares to cover taxes on vesting of restricted shares	—	—	(3,283)	(2,564)	—	—	(2,564)
Distributions	—	(3)	—	(27,814)	—	—	(27,817)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	238	—	—	238
Accretion of redeemable noncontrolling interests	—	—	—	(483)	—	—	(483)
Comprehensive income (loss)	—	2	—	16,155	1,078	(23)	17,212
Balance, March 31, 2017	6,920	$177	73,173,611	$1,790,310	$(2,486)	$1,399	$1,789,400

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income	$16,142	$16,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,839	17,516
Deferred tax expense	725	—
Excess tax benefit related to the vesting of restricted stock	(1,610)	—
Loss on disposal of assets	—	7
Gain on sale of collegiate housing properties	—	(11,873)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,175	1,187
Loss on extinguishment of debt	22	9,920
Amortization of deferred financing costs	421	480
Amortization of unamortized debt premiums	—	(49)
Distributions of earnings from unconsolidated entities	177	—
Noncash compensation expense related to stock-based incentive awards	938	827
Equity in (earnings) losses of unconsolidated entities	(255)	244
Change in fair value of contingent consideration	500	—
Change in operating assets and liabilities	1,541	2,486
Net cash provided by operating activities (net of acquisitions)	45,615	37,550

Investing activities:
Property acquisitions	(127,647)	(24,357)
Purchase of corporate assets	(316)	(263)
Restricted cash	124	854
Investment in collegiate housing properties	(2,861)	(4,521)
Proceeds from sale of collegiate housing properties	—	54,107
Collections on notes receivable	—	1,667
Earnest money deposits	(510)	(735)
Investment in assets under development	(97,358)	(64,975)
Distributions from unconsolidated entities	103	121
Net cash used in investing activities	(228,465)	(38,102)

Financing activities:
Payment of mortgage and construction loans	(32,950)	(98,384)
Borrowings under construction loans	146	12,444
Debt issuance costs	(493)	(55)
Debt extinguishment costs	—	(10,290)
Borrowings on line of credit	240,000	—
Proceeds from issuance of common units in exchange for contributions	—	286,611
Payment of offering costs	(70)	(307)
Purchase and return of equity to noncontrolling interests	—	(7,025)

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2017	2016
Contributions from noncontrolling interests	7,131	3,571
Distributions paid on unvested restricted stock and long-term incentive plan awards	(116)	(69)
Distributions paid to unitholders	(27,701)	(23,323)
Distributions paid to noncontrolling interests	(87)	(200)
Repurchases of units for payments of restricted stock tax withholding	(2,563)	(315)
Net cash provided by financing activities	183,297	162,658
Net increase in cash and cash equivalents	447	162,106
Cash and cash equivalents, beginning of period	34,475	33,742
Cash and cash equivalents, end of period	$34,922	$195,848

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$—	$2,285
Income taxes paid	$1	$3

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,138	$938
Capital expenditures in accounts payable and accrued expenses related to developments	$46,218	$25,059

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is indirectly wholly-owned by EdR. As of March 31, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Principles of consolidation

The Trust evaluates its interest in partnerships, joint ventures and other similar entities under the variable interest entity (“VIE”) guidance. Under the VIE model, the Trust consolidates an entity when it has control to direct the activities of the VIE and where it is determined to be the primary beneficiary. If it is determined that the legal entity qualifies for a VIE scope exception or the legal entity is not subject to the VIE model, the voting interest model is applied. Under the voting interest model, the Trust consolidates an entity when it controls the entity through the ownership of a majority voting interest.

All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. See the assets and liabilities of the Operating Partnership in the accompanying condensed consolidated financial statements.

Interim financial information

The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust's financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust's consolidated financial statements and related notes included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles, such as amounts related to in-place leases. Acquisition costs are expensed as incurred for acquisitions completed prior to the adoption of Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01") and are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The Trust adopted ASU 2017-01 prospectively on January 1, 2017. Acquisition costs have been capitalized for subsequent acquisitions that are not deemed to be business combinations.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. During the three months ended March 31, 2017 and 2016, there were no impairment losses recognized.

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

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $1.7 million of accelerated depreciation during the three months ended March 31, 2017 related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the three months ending March 31, 2017 is $0.02. The Trust estimates recording accelerated depreciation of $1.3 million in the three months ending June 30, 2017.

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

The Trust accounts for certain noncontrolling interests with embedded put and call features with fixed exercise prices and exercise dates as a financing arrangement, and these amounts are recorded as accrued liabilities in the accompanying condensed consolidated balance sheets. The liability is initially measured at present value of the fixed price settlement amount. Subsequently, the liability is accreted to the fixed price over the term of the contract, with the resulting expense recognized as interest expense.

The Trust also has certain noncontrolling interests with put options at substantially fixed prices. These noncontrolling interests are accounted for as noncontrolling interests redeemable at other than fair value. The Trust accounts for the change in redemption value through the use of an accretion model from the date of inception to the expected redemption date. Changes in redemption value are recorded in equity, either through retained earnings or additional paid-in capital (absent any retained earnings). The impact of the changes in redemption value (accretion) is included in earnings per share using the two-class method.

In the accompanying condensed consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners, and the redeemable interests in consolidated joint ventures with puts exercisable by the joint venture partners and units of limited partnership interest in University Towers Operating Partnership, LP are classified as redeemable noncontrolling interests. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the price per share of EdR's common stock or redemption value at the end of each respective reporting period.

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

The Trust had $0.9 million of unrecognized tax benefits as of March 31, 2017. There was no unrecognized tax benefits as of December 31, 2016. The Trust and its subsidiaries file federal and state income tax returns. As of March 31, 2017, open tax years generally included tax years for 2013, 2014, 2015 and 2016. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the three months ended March 31, 2017 and 2016, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the carrying value of the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through March 31, 2017. The carrying value of goodwill was $3.1 million as of March 31, 2017 and December 31, 2016, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization.

Other intangible assets generally include in-place leases acquired in connection with acquisitions of collegiate housing properties. As of March 31, 2017 and December 31, 2016, in-place leases total $12.2 million and $7.4 million, respectively, and are being amortized over the life of the remaining lease term, which is generally less than one year. Amortization expense totaled $3.4 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, accumulated amortization totaled $7.0 million and $3.6 million, respectively. The carrying value of other intangible assets was $5.2 million and $3.8 million as of March 31, 2017 and December 31, 2016, respectively.

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

Earnings per share

Earnings per Share - The Trust

Basic earnings per share is calculated by dividing net income available to common stockholders after accretion of redeemable noncontrolling interests by weighted average shares of common stock outstanding, including outstanding units in the Operating Partnership designated as LTIP Units ("LTIP Units"). Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock and LTIP Units being included in the computation of basic earnings per share for all periods presented. When noncontrolling interests are redeemable at other than fair value, increases or decreases in the carrying amount of the redeemable noncontrolling interests are reflected in earnings per share using the two-class method.

Earnings per OP Unit - EROP

Basic earnings per unit is calculated by dividing net income available to unitholders after accretion of redeemable noncontrolling interests by the weighted average number of OP Units and LTIP Units outstanding. Diluted earnings per unit is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. EROP follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-01. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Trust adopted this guidance effective January 1, 2017 on a prospective basis. The adoption resulted in treatment of the first quarter 2017 acquisitions as asset acquisitions, rather than business combinations, and capitalization of acquisition costs. It is expected that going forward, acquisitions of collegiate housing properties will be treated as asset acquisitions.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Trust anticipates retrospectively adopting this guidance on January 1, 2018. The Trust's initial analysis indicates the adoption of this ASU will result in the change in restricted cash to no longer be presented in the statement of cash flows as an investing cash flow.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and will be applied retrospectively. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Trust adopted ASU 2016-15 effective January 1, 2017. As a result of this adoption, there was no impact to the condensed consolidated statements of cash flows for either period presented.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, on a modified prospective basis. The Trust's primary revenue is collegiate housing rental income; as such, the Trust is a lessor on a significant number of leases. The Trust is continuing to evaluate the potential impact of the ASU and believes it will continue to account for its leases in substantially the same manner due to the short-term nature (less than 12 months) of the leases. The most significant change for the Trust relates to ground lease agreements, which could result in recording the right-of-use asset and related liability on the balance sheet. The Trust plans to adopt ASU 2016-02 effective January 1, 2019 and is continuing to evaluate and quantify the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08 that is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The effective dates of these amendments are the same as ASU 2014-09. The Trust's initial analysis of its non-lease related revenue contracts indicates the adoption of this ASU will not have a material effect on the consolidated financial statements; however, the Trust is still in the process of evaluating this ASU.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2017 Acquisitions

During the three months ended March 31, 2017, the Trust completed the following two collegiate housing property acquisitions, which were determined to be asset acquisitions under ASU 2017-01:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University, Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University, Alabama	February 2017	305	86	$28,500

Below is the allocation of the purchase price as of the date of the acquisition (in thousands):

	Retreat at Corvallis	319 Bragg	Total
Collegiate housing property	$95,785	$27,475	$123,260
In-place leases	3,780	1,055	4,835
Other assets	617	2	619
Current liabilities	(936)	(131)	(1,067)
Total net assets acquired	$99,246	$28,401	$127,647

The $0.3 million difference between the aggregate contracted price of $128.0 million and the net assets set forth in the table above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

2016 Acquisitions

During the year ended December 31, 2016, the Trust completed the following five collegiate housing property acquisitions:

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

These acquisitions were accounted for as business combinations as they occurred prior to the adoption of ASU 2017-01.

Below is the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	Lokal	The Hub at Madison	Pura Vida Place	Carriage House	Urbane	Total
Collegiate housing property	23,653	189,832	11,498	11,528	47,999	$284,510
In-place leases	849	3,588	502	472	1,984	7,395
Other assets	3	87	5	4	18	117
Current liabilities	(148)	(7,442)	(144)	(67)	(584)	(8,385)
Total net assets acquired	$24,357	$186,065	$11,861	$11,937	$49,417	$283,637

The $3.5 million difference between the contracted price of $287.1 million and the net assets set forth in the table above includes contingent consideration related to the acquisition of The Hub at Madison, which was initially estimated at $5.3 million and represents additional purchase price related to future operating performance of the applicable property and future tax assessments. Of this amount, $3.1 million was paid out during 2016. As of March 31, 2017 and December 31, 2016, $2.3 million was estimated and recorded as a contingent consideration liability, based upon probability of achieving certain operating performance metrics. The estimated range of possible outcomes is between $0.0 million and $4.5 million. The remaining difference between the contracted price and the net assets set forth above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In connection with the acquisition of Urbane, the Trust formed a limited liability company to acquire an interest in the legal entity owning the collegiate housing property. In addition to the $10.0 million capital contribution, the Trust advanced $23.6 million to the seller. Under the terms of the agreement, the Trust has a call exercisable on September 8, 2017 to acquire the remaining ownership interest from the seller and the seller similarly has a put to sell their interests to the Trust. The exercise price is substantially fixed and the exercise dates are within one month of each other. The Trust evaluated the LLC as a VIE and determined it was the primary beneficiary because it directs the activities that most significantly impact the economic performance of the entity. Therefore, the Trust has consolidated the VIE since the date of acquisition. The put and call arrangement was evaluated and it was determined the noncontrolling interests represent a liability because of the substantially fixed exercise prices and stated exercise dates and, therefore, the economic substance is a financing arrangement. The Trust has recorded the liability at the present value of the fixed price settlement amount ($14.9 million reflected in accounts payable and accrued expenses) and will accrete the liability to the fixed price over the contractual term. The amount recorded at March 31, 2017 and December 31, 2016 approximates the redemption or settlement amount due to the short term of the contractual period. No earnings have been attributed to noncontrolling interests in the accompanying condensed consolidated statement of net income and comprehensive income.

The Trust is also obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Based on the assessment of the probability of achieving the performance metrics as of the acquisition date, no contingent consideration was initially recorded at the acquisition date. As of March 31, 2017 and December 31, 2016, $1.5 million and $1.0 million, respectively, were estimated and recorded as a contingent consideration liability, based upon probability of achieving certain operating performance metrics.

The unaudited pro forma information had the acquisition date for the 2016 acquisitions been January 1, 2015 is as follows and is not necessarily indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Three months ended March 31,
	2016 (1)	2015 (2)
Total revenue attributable to the Trust and EROP(1)	$76,758	$64,382
Net income attributable to the Trust(1)	$17,190	$6,862
Net income per share attributable to common shareholders - basic and diluted	$0.27	$0.14

Net income attributable to EROP(1)	$17,251	$6,901
Net income per unit attributable to unitholders - basic and diluted	$0.27	$0.14
(1) As Urbane first opened for the 2016/2017 lease year (September 2016), supplemental pro forma revenue and net income information is not included for either period presented above.
(2) As the Lokal, the Hub at Madison and Carriage House first opened for the 2015/2016 lease year (August 2015), supplemental pro forma revenue and net income information is not included for the period January 1, 2015 - March 31, 2015.

For the three months ended March 31, 2016, actual revenue and net income from the 2016 property acquisitions included in the accompanying condensed consolidated statements of income and comprehensive income since the respective dates of acquisition is $4.5 thousand and $3.5 thousand, respectively.

Development of collegiate housing properties

During 2016, the Trust completed the development of the following communities, all of which opened for the 2016/2017 lease year. The costs incurred to date for the Trust's owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2016 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized
				Three months ended March 31, 2016
Holmes Hall and Boyd Hall	University of Kentucky	1,141	$85,691	$83	$633
Retreat at Blacksburg - Phase I & II	Virginia Tech	829	64,549	32	208
Retreat at Oxford - Phase II	University of Mississippi	350	26,745	21	195
Total		2,320	$176,985	$136	$1,036

The following represents a summary of active developments as of March 31, 2017, including internal development costs and interest costs capitalized (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of March 31, 2017	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Three months ended March 31, 2017		Three months ended March 31, 2016
University Flats	University of Kentucky	771	$65,490	$8	$638	$60	$117
Lewis Hall	University of Kentucky	346	23,304	108	173	71	2
Boise State University	Boise State University	656	28,345	56	217	52	9
SkyVue	Michigan State University	824	73,277	39	655	85	132
The Local: Downtown	Texas State University	304	23,712	31	161	74	83
Avid Square	Oklahoma State University	475	29,107	37	205	—	—
The Woods	Northern Michigan University	1,200	22,991	78	146	—	—
Maplewood	Cornell University	872	4,604	124	32	—	—
University of Pittsburgh	University of Pittsburgh	723	26,986	25	178	—	—
Players Club Redevelopment	Florida State University	592	977	13	10	—	—
Hale Mahana	University of Hawai'i	599	27,379	39	262	—	—
Hub at Minneapolis	University of Minnesota	707	19,104	18	20	—	—
Arizona State University	Arizona State University	857	36,491	58	260	—	—
Iowa State University	Iowa State University	537	10,382	38	10	—	—
Colorado State University	Colorado State University	229	2,757	22	22	—	—
Total active projects under development		9,692	$394,906	$694	$2,989	$342	$343

As of March 31, 2017, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $467.4 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the three months ended March 31, 2016, the 605 West collegiate housing community located in Durham, North Carolina was sold for a gross sales price of approximately $54.6 million. The Trust received net proceeds of approximately $54.1 million after deducting the closing costs and recognized a $11.9 million gain on this disposition. Prior to the sale, the Trust acquired its joint venture partner's interest for $2.1 million. The net income attributable to this property is included in the continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

5. Investments in unconsolidated entities

As of March 31, 2017 and December 31, 2016, the Trust had investments in the following unconsolidated joint ventures (see Note 2), all of which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the unconsolidated joint ventures for the three months ended March 31, 2017 and 2016 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the three months ended March 31,	2017	2016
Revenues	$5,609	$7,415
Net income (1)	$455	$14
Equity in earnings (losses) of unconsolidated entities	$255	$(244)
(1) Net income for the period ended March 31, 2017 equals income from continuing operations.

As of March 31, 2017 and December 31, 2016, the Trust had $26.9 million and $27.0 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, liabilities are recorded totaling $1.9 million at each date related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate ("LIBOR") plus an applicable margin based upon our leverage. As of March 31, 2017, the interest rate applicable to the Fifth Amended Revolver was 2.23%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on outstanding commitments. As of March 31, 2017, the outstanding balance under the Fifth Amended Revolver was $260.0 million; thus, the Trust's remaining availability was $240.0 million at March 31, 2017.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of March 31, 2017, the Operating Partnership was in compliance with all covenants under the Fifth Amended Revolver.

Unsecured term loan facility

On November 19, 2014, the Operating Partnership and certain subsidiaries entered into an amended and restated unsecured term loan facility under a Credit Agreement (the "First Amended and Restated Credit Agreement"). Under the First Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 13, 2019. The First Amended and Restated Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 155 to 225 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At March 31, 2017 and December 31, 2016, the aggregate outstanding balance under the Term Loans was $186.3 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.2 million and $0.8 million, respectively, in the accompanying condensed consolidated balance sheets.

The First Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the First Amended and Restated Credit Agreement. As of March 31, 2017, the Operating Partnership was in compliance with all covenants of the First Amended and Restated Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 11).

On January 18, 2017, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates the First Amended and Restated Credit Agreement (i) to lower the interest rate on the $122.5 million Tranche A Term Loan to LIBOR plus a margin range of 120 basis points to 190 basis points, and (ii) to extend the maturity of the $65 million Tranche B Term Loan to January 18, 2022. The provisions of the Second Amended and Restated Credit Agreement are otherwise identical to the provisions of the First Amended and Restated Credit Agreement. The Trust also entered into a forward starting interest rate swap concurrently with the extension of the Tranche B Term Loan (see Note 11).

As of March 31, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At March 31, 2017 and December 31, 2016, the outstanding balance under the Unsecured Senior Notes was $248.0 million and $247.9 million, respectively, which is presented net of unamortized deferred financing costs of $2.0 million and $2.1 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2017, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of March 31, 2017 and December 31, 2016, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (dollars in thousands):

	Outstanding Balance at
Property	March 31, 2017	December 31, 2016	Interest Rate at March 31, 2017	Interest Rate Type	Maturity Date
University Towers	—	32,950	n/a	Variable	7/1/2017
Mortgage Debt	—	32,950	n/a

The Oaks on the Square - Phase IV	29,776	29,626	2.79%	Variable	10/20/2017
Construction Loans	29,776	29,626	2.79%

Total mortgage and construction debt / weighted average rate	29,776	62,576	2.79%
Unamortized deferred financing costs	—	(56)
Total net of unamortized deferred financing costs	29,776	62,520
Less current portion, net of unamortized deferred financing costs	(29,776)	(62,520)
Total mortgage and construction debt, net of current portion	$—	$—

Mortgage debt and construction loans

During the three months ended March 31, 2017, the Operating Partnership repaid in full the variable-rate mortgage debt secured by the University Towers collegiate housing property with a principal balance of $33.0 million. The interest rate was 2.9% per annum and the mortgaged debt was scheduled to mature on July 1, 2017.

The construction loan secured by the Oaks of the Square Phase IV contains customary financial covenants, such as minimum debt service ratios. As of March 31, 2017, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Balance, beginning of period	$62,520	$204,511
Additions to principal	146	40,974
Repayments of principal	(32,950)	(183,862)
Amortization of debt premium	—	(49)
Write-off of debt premium related to debt pay off	—	(523)
(Increase) decrease in deferred financing costs, net	60	1,469
Balance, end of period	$29,776	$62,520

The scheduled maturities of outstanding indebtedness as of March 31, 2017 are as follows (in thousands):

Year
2017 (nine months ending December 31, 2017)	$29,776
2018	260,000
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	250,000
Total	727,276
Unamortized deferred financing costs	(3,178)
Outstanding as of March 31, 2017, net of unamortized deferred financing costs	$724,098

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		March 31, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,835	n/a	$5,709	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	55,618	8,767	27,809	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,961	7,230	17,481	3,615	34,914	7,230	17,457	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2017, $37.2 million had been drawn on the construction loan, of which $7.4 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

As owners and operators of real estate, environmental laws impose ongoing compliance requirements on the Trust. The Trust is not aware of any environmental matters or liabilities with respect to the collegiate housing communities that would have a material adverse effect on the Trust’s condensed consolidated financial condition or results of operations.

In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, are not expected to have a material effect on the Trust's financial position, results of operations or liquidity.

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of March 31, 2017, EROP had entered into nine joint venture agreements to develop, own and manage certain collegiate housing communities. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partners' investments in all but one of the communities under development meet the requirements to be classified outside of permanent equity, and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income due to the partners' ability to put their ownership interests to EROP for cash based on fair value or at a substantially fixed exercise price as stipulated in the operating agreements. These contributions occurred during 2016 and the three months ended March 31, 2017, and the developments are still under construction.

In connection with the acquisition of The Hub at Madison (see Note 3), the Trust, through a joint venture, acquired a controlling interest in the legal entity owning the collegiate housing property. At March 31, 2017, the partner’s interest was 1.6%. In connection with the acquisition of Urbane (see Note 3), the Trust, through a joint venture, acquired a controlling interest in the legal entity owning the collegiate housing property. At March 31, 2017, the partners' noncontrolling interest was 3.0%. The partners' ownership interests in both joint ventures were accounted for as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets due to the partners' ability to put their respective ownership interests to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying condensed consolidated statements of income and comprehensive income. At March 31, 2017 and December 31, 2016, the Urbane joint venture partner also has an additional interest in the legal entity, however, it was determined the noncontrolling interest represented a financing arrangement that has been recorded as an accrued liability.

The value of the joint venture partners' investments in the development projects and acquired properties redeemable at fair value are reported at the greater of fair value or historical cost at the end of each reporting period. At March 31, 2017 and December 31, 2016, the joint venture partners' investment in development projects was recorded at historical cost, as the carrying value approximates fair value. At March 31, 2017 and December 31, 2016, the joint venture partners' interest in the acquired properties was recorded at fair value.

The joint venture partners’ investments in development projects redeemable at substantially fixed prices are considered redeemable at other than fair value. The change in redemption value during the three months ended March 31, 2017 is reflected in additional paid-in capital and is also included in earnings per share using the two-class method.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units are recorded as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of March 31, 2017 and December 31, 2016, there were 69,086 University Towers Operating Partnership Units outstanding. The value of redeemable University Towers Operating Partnership Units is reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2017 and December 31, 2016, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost. Fair value at each reporting period is determined based on the market price of the Trust's common stock and is considered Level 1 in the fair value hierarchy.

The following table sets forth activity with the redeemable noncontrolling interests for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$32,160	$5,248
Net income (loss)	(27)	135
Contributions from redeemable noncontrolling interests	7,131	—
Adjustments to report redeemable noncontrolling interests at fair value	(137)	140
Purchase and return of equity to noncontrolling partner's interest	—	(2,910)
Distributions	(25)	(51)
Accretion of redeemable noncontrolling interests	483	—
Ending balance	$39,585	$2,562

Redeemable Limited Partner Units: The OP Units that may be tendered for redemption by the holders thereof for cash, or at EdR's option, for shares of EdR common stock are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2017 and December 31, 2016, EROP reported the redeemable limited partner units at fair value (considered Level 1 as determined based on the market price of the Trust's common stock), which was greater than historical cost.

During the three months ended March 31, 2017 and 2016, 27,500 and 25,000 OP Units were redeemed for 27,500 and 25,000 shares of EdR's common stock, respectively. As of March 31, 2017 and December 31, 2016, there were 132,198 and 159,698 OP Units outstanding, respectively, other than OP Units held by EdR.

Below is a table summarizing the activity of redeemable limited partner units for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$6,789	$8,312
Net income	35	58
Distributions	(61)	(149)
Reclassification of vested LTIP Units to redeemable limited partner	522	244
Redemption of redeemable partner units in exchange for common stock or redemption into cash	(1,138)	(938)
Adjustments to report redeemable limited partner units at fair value	(101)	587
Ending balance	$6,046	$8,114

The Trust

The Trust accounts for the joint ventures discussed above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include third-party equity interests in one joint venture development which is presented as a component of equity in the Trust’s accompanying condensed consolidated balance sheets.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying condensed consolidated balance sheets of EROP; (2) the University Towers Operating Partnership Units; (3) our partners' investments in certain joint venture developments; and (4) our partners' investments in certain acquired communities, which are presented as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets of EROP.

9. Equity

Stockholders’ Equity - The Trust

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program (the "2014 ATM Program") authorized to sell a maximum of $150.0 million in shares of EdR common stock. The Trust sold approximately 1.3 million shares under these distribution agreements during the three months ended March 31, 2016 and received net proceeds of approximately $51.1 million after deducting sales agents' fees and other expenses payable by the Trust.

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

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs under which the Trust is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock. We refer to the ATM Program implemented in February 28, 2017 as the "2017 ATM Program." Under these equity distribution agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties, and through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. At March 31, 2017, a summary of the outstanding Forward Agreements is set forth in the table below (shares in thousands):

Date of Forward Agreement	Shares Sold	Volume Weighted Average Sale Price Per Share	Initial Forward Price(1)	Final Settlement Date(2)
August 2, 2016	273	$47.93	$47.33	December 29, 2017
August 8, 2016	550	46.86	46.28	December 29, 2017
August 15, 2016	185	46.55	45.97	December 29, 2017
August 22, 2016	213	45.59	45.02	December 29, 2017
August 29, 2016	3,323	43.36	42.82	December 29, 2017
October 3, 2016	2,408	41.00	40.51	December 29, 2017
February 28, 2017	361	41.55	41.14	December 31, 2018
	7,313	$43.07	$42.64
(1) The initial forward price under each Forward Agreement is equal to 99.00% of the volume weighted average price at which the shares of EdR common stock are sold by the applicable forward seller as adjusted to reflect changes in the federal funds rate and to account for dividends paid to holders of EdR common stock. The initial forward prices presented in this table are for illustrative purposes only as the actual amount of proceeds per share to be received by the Trust upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of EdR common stock over the term of the Forward Agreement.
(2) Represents the final date on which shares sold under each Forward Agreement may be settled.

As of March 31, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

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

Partners’ Capital - Operating Partnership

In connection with the equity offering and ATM Program discussed above, the Operating Partnership issues OP Units to EdR equivalent to the number of common shares issued by EdR.

10. Incentive plans

On May 4, 2011, the Trust’s stockholders approved the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2011 Plan authorized the grant of the 105,000 shares that remained available for grant under the previous plan, as well as 1,049,167 additional shares. As of March 31, 2017, the Trust had 538,858 shares of its common stock reserved for issuance pursuant to the 2011 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2011 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust.

A restricted stock award is an award of the Trust’s common stock that is subject to restrictions on transferability and other restrictions as the Trust’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Unearned compensation related to restricted stock is recorded as expense over the applicable vesting period. The value is determined based on the market value of the Trust’s common stock on the grant date. During the three months ended March 31, 2016, compensation expense of $0.1 million was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. As the applicable service period of all restricted stock ended on December 31, 2016, there was no compensation expense recorded during the three months ended March 31, 2017 related to restricted stock.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the Performance Period, the compensation committee of the Board will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of the Trust’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. Unearned compensation related to RSU awards is recorded as expense over the applicable vesting period. During the three months ended March 31, 2016, compensation expense of $0.1 million was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. As the applicable service period of all RSUs ended on December 31, 2016, there was no compensation expense recorded during the three months ended March 31, 2017 related to RSUs. On January 1, 2017, 79,699 fully-vested shares of common stock were issued upon vesting of RSUs granted in 2014.

The Trust's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in 2016, and 2017 Long-Term Incentive Plan ("2017 LTIP"), adopted in 2017, provide that 25% of a participant’s award consists of a time-vested grant of LTIP Units in the

Operating Partnership subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock, the time-vested 2016 and 2017 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of the Trust's stock on the grant date. The time-vested 2016 and 2017 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are non-transferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2016 and 2017 LTIP Units. The vesting of performance-based 2016 and 2017 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique by an independent third party consultant. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions is assessed quarterly. The performance-based 2016 and 2017 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the operating agreement of the Operating Partnership, but are nontransferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2016 and 2017 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2016 and 2017 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption into shares of EdR’s common stock or cash, at the discretion of the general partner, in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $0.8 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, unearned compensation related to LTIP Units totaled $6.5 million and $4.2 million, respectively, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 was $0.8 million and $0.7 million, respectively.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2017 and 2016 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,774	$18.83
Granted	—		—	—	—	131,745	26.20
Vested	(10,199)		31.92	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,508)		31.92	(43,596)	22.95	—	—
Outstanding as of March 31, 2016	7,862	(1)	$26.46	92,539	$19.20	280,452	$22.29

Outstanding as of December 31, 2016	7,799	(1)	$26.46	91,756	$19.20	280,452	$22.29
Granted	—		—	—	—	146,728	25.85
Vested	(4,516)		26.46	(53,131)	19.20	(14,385)	36.30
Surrendered	(3,283)		26.46	(38,625)	19.20	—	—
Outstanding as of March 31, 2017	—		$—	—	$—	412,795	$22.80
(1) Represents unvested shares of restricted stock awards as of the date indicated.

11. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. As of March 31, 2017, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. Also as of March 31, 2017, the Trust had three forward-starting interest rate swap agreements with an aggregate notional amount of $65.0 million. The Trust entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on the extended term of the Tranche B Term Loan (see Note 11). Accordingly, the forward-starting interest rate swaps were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $1.6 million is estimated to be reclassified to earnings as an increase to interest expense.

As of March 31, 2017 and December 31, 2016, the fair value of the derivatives and the forward-starting interest rate swaps is as follows (in thousands):

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
		Fair Value	Fair Value		Fair Value	Fair Value
Interest rate contracts	Other assets	$165	$—	Accounts payable and accrued expenses	$2,651	$3,564
Total derivatives designated as hedging instruments		$165	$—		$2,651	$3,564

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
2017	Interest rate contracts	$304	Interest expense	$(609)
2017	Forward-starting interest rate contracts	$165	Interest expense	$—
2016	Interest rate contracts	$(4,229)	Interest expense	$(782)

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

As of March 31, 2017 and December 31, 2016, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $2.7 million and $3.8 million, respectively. As of March 31, 2017, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $2.7 million.

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three months ended March 31, 2017 and 2016 (dollars and shares/units in thousands, except per share data):

	Three months ended March 31,
	2017		2016
Numerator – basic and diluted earnings per share:
Net income attributable to common shareholders	$16,157		$16,669
Accretion of redeemable noncontrolling interests	(483)		—
Net income attributable to common shareholders after accretion of redeemable noncontrolling interests	$15,674		$16,669

Denominator:
Basic weighted average shares of common stock outstanding	73,510		62,677
OP Units	154	(1)	217	(1)
University Towers Operating Partnership Units	69		69
Shares issuable upon settlement of the Forward Agreements	42		—
Diluted weighted average shares of common stock outstanding	73,775		62,963

Earnings per share – basic:
Net income attributable to common shareholders	$0.21		$0.27

Earnings per share – diluted:
Net income attributable to common shareholders	$0.21		$0.26

Distributions declared per common share	$0.38		$0.37
(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three months ended March 31, 2017 and 2016 (dollars and shares/units in thousands, except per unit data):

	Three months ended March 31,
	2017		2016
Numerator – basic and diluted earnings per unit:
Net income attributable to unitholders	$16,192		$16,727
Accretion of redeemable noncontrolling interests	(483)		—
Net income attributable to common unitholders after accretion of redeemable noncontrolling interests	$15,709		$16,727

Denominator:
Weighted average units outstanding	73,159		62,429
Redeemable Operating Partnership units	154	(1)	217	(1)
LTIP units	351		248
Weighted average units outstanding - basic	73,664		62,894

Redeemable University Towers Operating Partnership Units	69		69
Units issuable upon settlement of the Forward Agreements	42		—
Weighted average units outstanding – diluted	73,775		62,963

Earnings per unit – basic and diluted:
Net income attributable to unitholders	$0.21		$0.27

Distributions declared per unit	$0.38		$0.37
(1) Includes the impact of weighted average number of OP Units outstanding during the period.

13. Fair Value of Financial Instruments

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

One non-financial asset was impaired during the year ended December 31, 2016 and has remained on the accompanying condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016. The asset was written down to $17.5 million and the valuation was classified within Level 2 of the fair value hierarchy.

As discussed in Note 11, interest rate swaps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all derivatives held as of March 31, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The Trust determined that the contingent consideration recognized in connection with the acquisition of the Hub at Madison (see Note 3) is a recurring fair value adjustment. The determination of fair value was based on a Monte Carlo simulation analysis of the potential payout. As the performance period extends over two years, it is expected that the fair value will be adjusted at each reporting date. The estimated range of final payout is currently estimated to be $0.0 million to $4.5 million. The Trust did not record an adjustment during the three months ended March 31, 2017. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

In connection with the acquisition of Urbane (see Note 3), the Trust is obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Subsequent to the initial valuation and based on the current assessment of the probability of achieving the performance metrics as of March 31, 2017, a $0.5 million adjustment was recorded and is reflected in other expenses in the accompanying condensed consolidated statements of income and comprehensive income. The Trust determined that this measurement is a recurring fair value adjustment and will adjust the amount to fair value at each reporting date. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

Redeemable noncontrolling interests in the Trust (OP Units and University Towers Operating Partnership Units) have a redemption feature and are marked to their redemption value. The redemption value is based on the fair value of EdR's common stock on the redemption date, adjusted for certain items. As the valuation is based on adjusted quoted prices in active markets for identical assets or liabilities at the measurement date, these instruments are classified in Level 2 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
March 31, 2017:
Derivative financial instruments (liability position)	$2,486	$—	$2,486	$—
Deferred compensation plan assets	$669	$669	$—	$—
Contingent consideration	$3,750	$—	$—	$3,750
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	$8,529	$—	$8,529	$—
Joint venture partners' interest in development joint ventures and acquisitions	$37,102	$—	$31,947	$—

December 31, 2016:
Derivative financial instruments (liability position)	$3,564	$—	$3,564	$—
Deferred compensation plan assets	$503	$503	$—	$—
Contingent consideration liability	$3,250	$—	$—	$3,250
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	$9,361	$—	$9,361	$—
Joint venture partners' interest in development joint ventures and acquisitions	$29,588	$—	$29,588	$—

The table below shows the reconciliation of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

Fair value, December 31, 2016	$3,250
Purchases, issuances and settlements, net	—
Adjustment of fair value during period	500
Transfers into Level 3	—
Fair value, March 31, 2017	$3,750

Financial assets and liabilities that are not measured at fair value in our condensed consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on assessments of available market information and valuation methodologies, including discounted cash flow analyses. Due to the fact that the Trust's unsecured revolving credit facility, unsecured term loan facility and construction loan bears interest at variable rates, carrying value approximates the fair value.

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$453	$—
Senior unsecured notes	250,000	—	254,424	—
Unsecured revolving credit facility	260,000	—	260,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate construction loan	29,776	—	29,776	—

	December 31, 2016
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$450	$—
Senior unsecured notes	250,000	—	246,305	—
Unsecured revolving credit facility	20,000	—	20,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	62,576	—	62,576	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

14. Segments

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

The following table represents the Trust’s segment information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$80,785	$70,183
Collegiate housing leasing operations	28,877	24,889
Net operating income	$51,908	$45,294
Total segment assets at end of period (1)	$2,653,399	$1,959,749

Development Consulting Services:
Third-party development consulting services	$1,815	$483
General and administrative (3)	541	686
Net operating income (loss)	$1,274	$(203)
Total segment assets at end of period(2)	$7,430	$4,671

Management Services:
Third-party management services	$945	$894
General and administrative (3)	536	574
Net operating income	$409	$320
Total segment assets at end of period(2)	$8,743	$11,607

Reconciliations:
Segment revenue	$83,545	$71,560
Operating expense reimbursements	2,253	1,819
Total segment revenues	$85,798	$73,379

Segment operating expenses	$29,954	$26,149

	Three months ended March 31,
	2017	2016
Reimbursable operating expenses	2,253	1,819
Total segment operating expenses	$32,207	$27,968

Segment net operating income	$53,591	$45,411
Other unallocated general and administrative expenses (4)	(5,251)	(4,370)
Depreciation and amortization	(25,839)	(17,516)
Ground lease	(3,560)	(3,309)
Nonoperating income (expenses)	(3,439)	(14,989)
Other operating expense	(500)	—
Equity in earnings (losses) of unconsolidated entities	255	(244)
Income before income taxes and gain on sale of collegiate housing properties	$15,257	$4,983
(1) The increase in segment assets related to the collegiate housing segment during the three months ended March 31, 2017 as compared to the same period in 2016 is primarily related to the completed development of four collegiate housing communities, six property acquisitions and the continued development of fifteen assets under development for ownership by the Trust offset by the sale of two collegiate housing communities.
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

15. Subsequent events

On April 17, 2017, the Board declared a first quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended March 31, 2017. The distributions will be paid on May 15, 2017 to stockholders and unitholders of record at the close of business on April 28, 2017.

In April 2017, the Trust entered into a binding agreement to sell The Reserve on Stinson, a 612-bed community serving the University of Oklahoma, for $18.2 million. The sale is anticipated to close in June 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as risks, uncertainties and other factors discussed in this Report and other documents filed by us with the Securities Exchange Commission ("SEC"). Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Collegiate housing leasing

Collegiate housing leasing revenue represented 96.7% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the three months ended March 31, 2017.

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

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for renewing residents, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the third quarter of each year. In addition, several of our properties (University Towers, The Berk, University Village on Colvin and all of the University of Kentucky properties) operate under an eight or nine month lease. During certain periods in the summer months, no rent revenue is recognized, resulting in seasonality in our operating results during that time.

Development consulting services

For the three months ended March 31, 2017, revenue from our development consulting services represented 2.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the three months ended March 31, 2017, revenue from our management services segment represented 1.1% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

After three consecutive years of declining new supply, we currently anticipate the volume of new supply in our markets to be greater in 2017 than it was in 2016. However, the rate of new supply is projected to exceed enrollment growth by only 30 basis points. This difference is consistent with what we experienced over the last four years, during which we averaged 3.8% annual increases in same-community revenue. We believe these results are reflective of both the quality of our portfolio, which includes communities that are generally newer and better-located than other collegiate housing communities in our markets, as well as the modernization that continues to occur in the industry. We do not believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 3.6% over the last six years, has changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full years ended as of December 31, 2017 and 2016 and are not conducting substantial development or redevelopment activities and were not sold during the respective periods. We did not sell any properties during the three months ended March 31, 2017. We sold three properties during the year ended December 31, 2016. These three properties are excluded from same-community results for the three months ended March 31, 2017 and 2016.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. For the three months ended March 31, 2017, same-community revenue per occupied bed increased to $844 and same-community physical occupancy decreased to 94.5%, compared to same-community revenue per occupied bed of $821 and same-community physical occupancy of 96.4% for the three months ended March 31, 2016. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2016-2017 lease term with a 2.3% increase in rental revenue. Opening occupancy was down 111 basis points to 96.7% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2016-2017 lease term with an average occupancy of 88.8%.

North Carolina State University announced a requirement that all freshmen live on campus beginning in September 2017. This announcement will likely negatively impact leasing of our University Towers collegiate housing property beginning with the 2017/2018 lease year as the beds have historically been primarily leased to freshmen. We will continue to monitor the impact of this change in university policy, as it could negatively impact the property's results of operations and the future valuation of the property.

Development consulting services

Third-party development consulting services

For the three months ended March 31, 2017 and 2016, third-party development revenue was $1.8 million and $0.5 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these historical levels. During the year ended December 31, 2016, we delivered third-party development projects at Clarion University of Pennsylvania and University of California, Berkeley. We are currently providing third-party development services with a project under construction at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University with delivery targeted for the summer of 2017.

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

Collegiate housing operating costs

In 2015 and 2014, same-community operating expenses increased 5.0% and 2.6%, respectively. In 2016, same-community operating expenses increased approximately 2.6%. This increase was mainly driven by higher real estate taxes. We expect full year same-community operating expenses to increase between 3.0-4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future.

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

Unallocated general and administrative costs for the three months ended March 31, 2017 and 2016 were $3.2 million (excluding development pursuit costs and acquisition costs of $0.2 million) and $2.6 million (excluding development pursuit costs and acquisition costs of $0.5 million), respectively, an increase of $0.6 million, or 24.3%. This increase over the prior year is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, such as the announced development pipeline and pending acquisitions.

Asset repositioning and capital recycling

Since 2010, we have made a concerted effort to reposition and improve our owned portfolio. Since January 2010, we have acquired $1.3 billion of collegiate housing communities, completed $832.7 million of developments and disposed of $486.9 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $800. Currently, 84% of our beds and 89% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the three months ended March 31, 2017, we acquired the following collegiate housing properties:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University	January 2017	1,016	330	$99,450
319 Bragg	Auburn University	February 2017	305	86	$28,500
Total			1,321	416	$127,950

In April 2017, the Trust entered into a binding agreement to sell The Reserve on Stinson, a 612-bed community serving the University of Oklahoma, for $18.2 million. The sale is anticipated to close in June 2017.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following 2017, 2018 and 2019 deliveries (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
2017 Deliveries
University of Kentucky - University Flats	ONE Plan	100%	771	$74,000	$74,000	$74,000	$10,900
Boise State University	ONE Plan	100%	656	39,800	39,800	39,800	16,100
University of Kentucky - Lewis Hall	ONE Plan	100%	346	26,900	26,900	26,900	6,100
Michigan State University - SkyVue	Joint Venture	90%	824	89,900	80,900	87,700	20,900
Texas State University - The Local: Downtown	Joint Venture	80%	304	29,600	23,700	28,100	9,000
Northern Michigan University	ONE Plan	100%	800	50,300	50,300	50,300	32,500
Oklahoma State University - Avid Square	Joint Venture	70%	242	28,300	19,800	26,200	3,200
Total - 2017 Deliveries			3,943	$338,800	$315,400	$333,000	$98,700

2018 Deliveries
Oklahoma State University - Avid Square	Joint Venture	70%	233	$18,900	$13,200	$17,500	$17,500
University of Pittsburgh	Joint Venture	80%	723	106,100	84,900	100,300	81,200
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	37,100
Northern Michigan University	ONE Plan	100%	400	25,100	25,100	25,100	25,100

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	77,200
Arizona State University	Joint Venture	90%	857	164,900	148,400	159,100	128,800
Cornell University - Maplewood	ONE Plan	100%	872	86,000	86,000	86,000	82,100
Colorado State - Plum Street	Joint Venture	70%	229	28,200	19,700	25,700	23,300
Iowa State University	Joint Venture	70%	537	51,900	36,300	47,300	42,000
Total - 2018 Deliveries			5,150	$617,000	$501,500	$582,500	$514,300

2019 Deliveries
University of Hawai'i - Hale Mahana	Joint Venture	90%	599	$109,600	$98,600	$106,300	$83,200
Total - 2019 Deliveries			599	$109,600	$98,600	$106,300	$83,200

Total Active Projects			9,692	$1,065,400	$915,500	$1,021,800	$696,200
(1) Represent estimates that are subject to change as the development process proceeds.

During the three months ended March 31, 2017, we moved a portion of our 2017 development at Oklahoma State to a 2018 delivery. We are currently forecasting that only one of two buildings, or 51% of the total beds, will open in Fall 2017. The remaining beds are expected to be delivered in 2018.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations for the three months ended March 31, 2017 and 2016

The following table presents our results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$80,785	$70,183	$10,602	15.1%
Collegiate housing leasing operating expenses	28,877	24,889	3,988	16.0%
Net operating income	$51,908	$45,294	$6,614	14.6%

Development Consulting Services:
Third-party development consulting services	$1,815	$483	$1,332	275.8%
General and administrative(1)	541	686	(145)	(21.1)%
Net operating income (loss)	$1,274	$(203)	$1,477	(727.6)%

Management Services:
Third-party management services	$945	$894	$51	5.7%
General and administrative(1)	536	574	(38)	(6.6)%
Net operating income	$409	$320	$89	27.8%

Reconciliations:
Segment revenue	$83,545	$71,560	$11,985	16.7%
Operating expense reimbursements	2,253	1,819	434	23.9%
Total segment revenues	$85,798	$73,379	$12,419	16.9%

Segment operating expenses	$29,954	$26,149	$3,805	14.6%
Reimbursable operating expenses	2,253	1,819	434	23.9%
Total segment operating expenses	$32,207	$27,968	$4,239	15.2%

Segment net operating income	$53,591	$45,411	$8,180	18.0%
Other unallocated general and administrative expenses(2)	(5,251)	(4,370)	(881)	20.2%
Depreciation and amortization	(25,839)	(17,516)	(8,323)	47.5%
Ground lease	(3,560)	(3,309)	(251)	7.6%
Nonoperating expenses	(3,439)	(14,989)	11,550	(77.1)%
Other operating expenses(3)	(500)	—	(500)	—%
Equity in losses of unconsolidated entities	255	(244)	499	(204.5)%
Income before income taxes and gain on sale of collegiate housing properties	$15,257	$4,983	$10,274	206.2%
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
(3) Represents the change in fair value of contingent consideration liabilities associated with the acquisition of Urbane during 2016.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,		Favorable (Unfavorable)
	2017	2016
Total communities:
Occupancy
Physical(1)	93.3%	95.5%	(220	) bps
Economic(2)	95.2%	97.1%	(190	) bps
NarPOB(3)	$800	$757	$43
Other income per occupied bed(4)	$50	$46	$4
RevPOB(5)	$850	$803	$47
Operating expense per bed(6)	$284	$272	$(12)
Operating margin(7)	64.3%	64.5%	(20	) bps
Design Beds(8)	101,845	91,394	10,451

Same-communities(9):
Occupancy
Physical(1)	94.5%	96.4%	(190	) bps
Economic(2)	96.7%	98.6%	(190	) bps
NarPOB(3)	$796	$773	$23
Other income per occupied bed(4)	$48	$48	$—
RevPOB(5)	$844	$821	$23
Operating expense per bed(6)	$278	$265	$(13)
Operating margin(7)	65.2%	66.5%	(130	) bps
Design Beds(8)	80,337	80,337	—

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
(9) Represents operating statistics for communities that were owned by us and were operating for the full year ended December 31, 2016. The same-community portfolio excludes properties that are sold or have met the requirements for held for sale accounting treatment.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended March 31, 2017 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended March 31, 2016	$70,183	$24,889
Increase in same-community	567	1,060
Increase from 2016 development deliveries	5,239	930
Increase from 2016 acquisitions	4,856	1,944
Increase from 2017 acquisitions	2,344	768
Pre-opening expense on future developments	—	638
Decrease in other-communities	(180)	(52)
Decrease from sold communities	(2,224)	(1,300)
Three months ended March 31, 2017	$80,785	$28,877

The increase in same-community revenue of $0.6 million, or 0.9%, is due to a 2.8% increase in rental rates, a 1.8% decline in occupancy, and a 0.1% decrease in other income. Same-community operating expenses increased $1.1 million, or 5.0%, over the prior year due to an increase in real estate taxes, general and administrative, maintenance and repairs and utilities expenses.

The increase from the 2016 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended March 31, 2017 compared to a partial quarter of operating results during the same period in the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended March 31, 2017 and 2016 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017	2016	Difference
Clarion University of Pennsylvania	728	Development fee	$—	$2	$(2)
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	470	—	470
Bowles Hall	186	Development fee	626	451	175
Shepherd University	298	Development fee	275	—	275
Texas A&M - Commerce	490	Development fee	444	—	444
Purchasing fees	—	Purchasing fee	—	30	(30)
Third-party development consulting services total			$1,815	$483	$1,332

Third-party development consulting services revenue increased $1.3 million to $1.8 million for the three months ended March 31, 2017 as compared to the same period in 2016. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. In addition, we recognized $0.6 million of cost savings on the Bowles Hall project during the three months ended March 31, 2017.

General and administrative expenses for the segment decreased $0.1 million, or 21.1%, for the three months ended March 31, 2017 compared to the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Management services revenue increased $0.1 million, or 5.7%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $38.0 thousand, or 6.6%, during the three months ended March 31, 2017 when compared to the same period in 2016. This decrease in general and administrative expenses allocated to third-party management services is correlated to the increase in the volume of owned communities, and thus a lower allocation of costs to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.9 million, or 20.2%, during the three months ended March 31, 2017 over the same period in the prior year. The increase relates primarily to payroll costs as a result of growth in our portfolio and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $8.3 million, or 47.5%, during the three months ended March 31, 2017 as compared to the same period in the prior year. Of the total increase in depreciation and amortization, $1.7 million is due to accelerated depreciation during the three months ended March 31, 2017 related to the change in estimated useful life due to the redevelopment of Players Club (see Note 2 to the accompanying condensed consolidated financial statements), $6.1 million is depreciation and amortization of in-place leases on the 2016 and 2017 acquisitions, and $1.4 million is depreciation on the 2016 developments.

Ground lease expense

For the three months ended March 31, 2017, the cost of ground leases increased $0.3 million, or 7.6%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2016 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change ($)	Change (%)
Interest expense	$(3,028)	$(4,663)	$1,635	(35.1)%
Amortization of deferred financing costs	(421)	(480)	59	(12.3)%
Interest income	32	74	(42)	(56.8)%
Loss on extinguishment of debt	(22)	(9,920)	9,898	(99.8)%
Total nonoperating expenses	$(3,439)	$(14,989)	$11,550	(77.1)%

Total nonoperating expenses decreased $11.6 million, or 77.1%, for the three months ended March 31, 2017 compared to the same period in 2016. This decrease is due to a $9.9 million decrease in loss on extinguishment of debt and a $1.6 million reduction in interest expense over the prior year resulting from the payoff of $183.9 million of mortgage and construction debt in 2016 and related prepayment penalties.

Legal Proceedings

We are not currently a party to, nor are any of our communities the subject of, any material pending legal proceedings. In the normal course of business, the Trust is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management's opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

The following table presents a reconciliation of GAAP net income to FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Net income attributable to Education Realty Trust, Inc.	$16,157	$16,669
Gain on sale of collegiate housing properties	—	(11,873)
Real estate related depreciation and amortization	25,355	17,113
Equity portion of real estate depreciation and amortization on equity investees	676	666
Noncontrolling interests	108	206
FFO available to stockholders and unitholders	42,296	22,781

FFO adjustments:
Loss on extinguishment of debt	22	9,920
Acquisition costs	25	60
Change in fair value of contingent consideration liability	500	—
Straight-line adjustment for ground leases	1,175	1,187
FFO adjustments	1,722	11,167
Core FFO available to stockholders and unitholders	$44,018	$33,948

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

The following is a reconciliation of our GAAP operating income to NOI for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Operating income	$18,441	$20,216
Less: Third-party development services revenue	1,815	483
Less: Third-party management services revenue	945	894
Plus: Other operating expense	500	—
Plus: Development and management services expenses	2,901	2,521
Plus: General and administrative expenses	3,427	3,109
Plus: Ground leases	3,560	3,309
Plus: Depreciation and amortization	25,839	17,516
NOI	$51,908	$45,294

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; (10) other operating expense related to noncash adjustments; (11) loss on extinguishment of debt; and (11) other non-operating expense. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,	Plus: Year Ended December 31,	Less: Three Months ended March 31,	Trailing Twelve Months ended March 31,
	2017	2016	2016	2017
Net income attributable to Education Realty Trust, Inc. common stockholders	$16,157	$44,924	$16,669	$44,412
Straight line adjustment for ground leases	1,175	4,731	1,187	4,719
Acquisition costs	25	619	60	584
Depreciation and amortization	25,839	81,413	17,516	89,736
Loss on impairment of collegiate housing properties	—	2,500	—	2,500
Gain on sale of collegiate housing properties	—	(23,956)	(11,873)	(12,083)
Interest expense	3,028	15,454	4,663	13,819
Amortization of deferred financing costs	421	1,731	480	1,672
Interest income	(32)	(490)	(74)	(448)
Loss on extinguishment of debt	22	10,611	9,920	713
Income tax expense (benefit)	(885)	684	51	(252)
Other operating expense - change in fair value of contingent consideration liability	500	1,046	—	1,546
Noncontrolling interests	(15)	(220)	136	(371)
Adjusted EBITDA	$46,235	$139,047	$38,735	$146,547

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

The following presents our GAAP debt to total assets and debt to gross assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Mortgage and construction loans, net of unamortized deferred financing costs	$29,776	$62,520
Unsecured revolving credit facility	260,000	20,000
Unsecured term loans, net of unamortized deferred financing costs	186,314	186,738
Unsecured senior notes, net of unamortized deferred financing costs	248,004	247,938
Total debt	$724,094	$517,196

Total assets	$2,719,848	$2,506,185

GAAP debt to total assets	26.6%	20.6%

Mortgage and construction loans, excluding unamortized deferred financing costs of $56 as of December 31, 2016	$29,776	$62,576
Unsecured revolving credit facility	260,000	20,000
Unsecured term loan, excluding unamortized deferred financing costs of $1,186 and $762 as of March 31, 2017 and December 31, 2016, respectively	187,500	187,500
Unsecured senior notes, excluding unamortized deferred financing costs of $1,992 and $2,062 as of March 31, 2017 and December 31, 2016, respectively	250,000	250,000
Total debt, excluding unamortized deferred financing costs	$727,276	$520,076

Total assets	$2,719,848	$2,506,185
Accumulated depreciation(1)	332,678	315,634
Gross assets	$3,052,526	$2,821,819

Debt to gross assets	23.8%	18.4%

(1) Represents accumulated depreciation on real estate assets.
Liquidity and Capital Resources

Cash and cash flows

As of March 31, 2017, we had $34.9 million cash on hand compared to $34.5 million cash on hand as of December 31, 2016.

During the three months ended March 31, 2017, we generated $45.6 million of cash from operations compared to $37.6 million over the same period in 2016. This increase of $8.1 million is attributable primarily to a $6.6 million increase in community-level net operating income over the prior year.

During the three months ended March 31, 2017, we used $228.5 million of cash in investing activities compared to $38.1 million over the same period in 2016. This increase in cash used for investing activities of $190.4 million is attributable primarily to the following:

•	an increase in cash used to acquire collegiate housing properties of $103.3 million,

•	an increase in cash spent on development activities of $32.4 million, and

•	a decrease in cash generated from the disposition of collegiate housing properties of $54.1 million (three dispositions in 2016 with none in 2017).

During the three months ended March 31, 2017, we generated $183.3 million of cash from financing activities compared to $162.7 million during the same period in 2016. This increase of $20.6 million is attributable primarily to:

•	an decrease in repayments of mortgage and construction loans during the three months ended March 31, 2017 of $65.4 million compared to the same period in 2016,

•	a decrease in debt extinguishment costs of $10.3 million, and

•	a increase in net borrowings on the line of credit of $240.0 million, partially offset by

•	a decrease in cash received from common stock offerings of $286.6 million.

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

In January 2016, we completed a follow-on equity offering selling 6.3 million shares of our common stock for net proceeds of approximately $215.1 million. This offering improved our leverage metrics and provided additional balance sheet capacity to fund our current development pipeline and future acquisitions and development opportunities.

ATM Program

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs (the "2016 ATM Program" and "2017 ATM Program," respectively) whereby EdR is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock (see Note 9 to the accompanying Condensed Consolidated Financial Statements). Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. As of March 31, 2017, the Trust sold 7.3 million shares for aggregated net proceeds of $311.3 million under the 2016 and 2017 ATM Programs. These forward transactions can be settled, shares issued and proceeds received on various dates through December 2018. The Trust exhausted the 2016 ATM Program during the three months ended March 31, 2017. As of March 31, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, the Operating Partnership's Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”) has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of March 31, 2017, we were in compliance with all covenants of the Fifth Amended Revolver and had availability of $240.0 million as $260.0 million was outstanding. The effective interest rate applicable to the Fifth Amended Revolver was 2.23% at March 31, 2017.

Unsecured term loan facility

On November 19, 2014, the Operating Partnership and certain subsidiaries entered into an amended and restated unsecured term loan facility under a Credit Agreement (the "First Amended and Restated Credit Agreement"). Under the First Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan with a seven-year maturity (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan with a five-year maturity (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 13, 2019. The First Amended and Restated Credit Agreement contains an accordion feature pursuant to which the borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The First Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Amended and Restated Credit Agreement. As of March 31, 2017, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 11 to the accompanying condensed consolidated financial statements). As of March 31, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

On January 18, 2017, the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) which amends and restates the Term Loans (i) to lower the interest rate on the $122.5 million Tranche A Term Loan to LIBOR plus a margin a range of 120 basis points to 190 basis points, and (ii) to extend the maturity of the $65 million Tranche B Term Loan to January 18, 2022. The applicable margin for the Term Loans is based on leverage. The provisions of the Second Amended and Restated Credit Agreement are otherwise identical to the provisions of the First Amended and Restated Credit Agreement. The Trust also entered into a forward starting interest rate swap concurrently with the extension of the Tranche B Term Loan. The forward starting interest rate swaps locks in LIBOR at 2.10% during the three year extension period.

At March 31, 2017 and December 31, 2016, the outstanding balance under the Term Loans was $186.3 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.2 million and $0.8 million, respectively, in the accompanying condensed consolidated balance sheets.

Unsecured Senior Notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of March 31, 2017, we were in compliance with all covenants.

Private placement notes

In April 2017, we locked rates on a total of $150 million in unsecured private placement notes. The notes are evenly split between a 12-year and a 15-year maturity and will bear an average fixed interest rate of 4.26%. We anticipate closing the notes and receiving funding by the end of the second quarter of 2017, with the expectation that the proceeds will be used to pay down the balance on the revolving credit facility and for general corporate purposes. The current commitments have customary contingencies and closing of the transaction is not guaranteed.

Mortgage and construction debt

During the three months ended March 31, 2017, the Operating Partnership repaid in full certain variable rate mortgage debt secured by the University Towers collegiate housing community with an outstanding principal balance of $33.0 million. The loan was scheduled to mature on July 1, 2017.

Distributions

Distributions for the three months ended March 31, 2017 totaled $27.8 million, or $0.38 per share to our stockholders and $0.1 million, or $0.38 per OP Unit, to the limited partners in the Operating Partnership compared to cash provided by operations of $45.6 million, or $0.62 per weighted average share/unit.

Based on our closing share price of $40.85 on March 31, 2017, our total enterprise value was $3.7 billion. With net debt (total debt less cash) of $692.4 million as of March 31, 2017, our debt to enterprise value was 18.8% compared to 13.5% as of December 31, 2016. With gross assets of $3.1 billion, which excludes accumulated depreciation of $332.7 million, our debt to gross assets ratio was 23.8% as of March 31, 2017 as compared to 18.4% as of December 31, 2016.

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

During the three months ended March 31, 2017, we completed the following acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University, Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University, Alabama	February 2017	305	86	$28,500

These acquisitions were funded through borrowings under the Fifth Amended and Restated Credit Facility.

We currently have fifteen active development projects that we are developing for our ownership with our share of aggregate development costs of $1.0 billion. As of March 31, 2017, $219.3 million of the anticipated costs had been funded.

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

Commitments

For the three months ended March 31, 2017, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2016, except for the net decrease in long-term debt (which excludes the Fifth Amended Revolver) of $32.8 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the decrease in long-term debt, our contractual interest obligations have declined $0.9 million since December 31, 2016.

Long-term indebtedness

As of March 31, 2017, all but one of our communities were unencumbered by mortgage or construction debt. As of March 31, 2017, we had outstanding indebtedness of $724.1 million (net of unamortized deferred financing costs of $3.2 million). The scheduled future maturities of this indebtedness as of March 31, 2017 were as follows (in thousands):

Year
Nine months ending December 31, 2017	$29,776
2018	260,000	(1)
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	250,000
Total	727,276
Unamortized deferred financing costs	(3,178)
Outstanding as of March 31, 2017, net of unamortized deferred financing costs	$724,098
(1) The Fifth Amended Revolver matures on November 19, 2018, and provides that the Operating Partnership may extend the maturity date by one year subject to certain conditions. The Fifth Amended Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Fifth Amended Revolver as of March 31, 2017 was 2.23%.

As of March 31, 2017, the outstanding construction debt had an interest rate of 2.79% and matures on October 20, 2017.

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

On April 17, 2017, the Board declared a first quarter distribution of $0.38 per share of common stock and OP Unit for the quarter ended March 31, 2017. The distributions will be paid on May 15, 2017 to stockholders and unitholders of record at the close of business on April 28, 2017.

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		March 31, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,835	n/a	$5,709	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	55,618	8,767	27,809	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,961	7,230	17,481	3,615	34,914	7,230	17,457	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 6 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of March 31, 2017, $37.2 million had been drawn on the construction loan, of which $7.4 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. In addition, we use interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 6 and 11 to the accompanying condensed consolidated financial statements). We did not enter into derivatives or other financial instruments for trading or speculative purposes.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2017, we had fixed rate debt of $250.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $15.6 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $16.9 million increase in the fair value of our fixed rate debt.

As of March 31, 2017, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the three months ended March 31, 2017, our interest costs would have been approximately $0.6 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through the three months ended March 31, 2017 and the hedge agreements not been in place, our annual interest costs would have been approximately $1.3 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

No material changes have occurred with regards to market risk since our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2017, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2017, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the three months ended March 31, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were no repurchases during the three months ended March 31, 2017.

The following table summarizes all of these repurchases during the first quarter of 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2017	61,220	$42.30	—	—
February 1 – 28, 2017	—	$—	—	—
March 1 – 31, 2017	—	$—	—	—
Total	61,220	$42.30	—	—
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

During the three months ended March 31, 2017, in connection with the DRSPP, we directed the plan administrator to purchase 924 shares of our common stock in the open market for a total of $37,436 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the first quarter of 2017. We also directed the plan administrator to purchase 220 shares of our common stock for $9,000 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2017	49	$42.16	—	—
February 1 – 28, 2017	990	$40.52	—	—
March 1 – 31, 2017	105	$39.79	—	—
Total	1,144	$40.59	—	—
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

Education Realty Trust, Inc.
Date: May 1, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: May 1, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Articles of Amendment and Restatement of Education Realty Trust, Inc., as supplemented (Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q, filed on November 7, 2014).

3.2	Amended and Restated Bylaws of Education Realty Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Trust’s Quarterly Report on Form 10-Q, filed on November 7, 2014).
3.3	Amendment No. 2 to the Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K, filed on March 6, 2017).
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).
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

10.1
Executive Employment Agreement, dated as August 5, 2014, as amended on January 1, 2017, by and between Education Realty Trust, Inc. and Edwin B. Brewer, Jr. (Incorporated by Reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on January 5, 2017).

10.2
Second Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, each of which is an indirectly owned subsidiary of Education Realty Trust, Inc., PNC Bank National Association, Regions Bank, KeyBank National Association and U.S. Bank National Association, dated January 18, 2017. (Incorporated by reference to Exhibit 10.27 to the Trust's Annual Report on Form 10-K, filed on February 28, 2017).

10.3	Education Realty Trust, Inc. 2017 Long-Term Incentive Plan, filed herewith.
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document**
101.	SCH XBRL Taxonomy Extension Schema Document**
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.	LAB XBRL Taxonomy Extension Label Linkbase Document**
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).