Form 10-Q
period 2017-06-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2017-07-31
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of July 28, 2017, Education Realty Trust, Inc. had 73,196,482 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2017 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is wholly-owned by EdR. As of June 30, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
For the Quarter Ended June 30, 2017

PART I - Financial Information

Item 1. Financial Statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Collegiate housing properties, net	$2,179,060	$2,108,706
Assets under development	517,011	289,942
Cash and cash equivalents	33,496	34,475
Restricted cash	8,073	7,838
Other assets	65,303	65,224
Total assets	$2,802,943	$2,506,185

Liabilities:
Mortgage and construction loans, net of unamortized deferred financing costs	$29,751	$62,520
Unsecured revolving credit facility	345,000	20,000
Unsecured term loan, net of unamortized deferred financing costs	186,385	186,738
Unsecured senior notes, net of unamortized deferred financing costs	248,069	247,938
Accounts payable and accrued expenses	162,819	127,872
Deferred revenue	12,560	20,727
Total liabilities	984,584	665,795

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	51,184	38,949

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 73,194,924 and 73,075,455 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	732	731
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,767,951	1,802,852
Retained earnings	—	—
Accumulated other comprehensive loss	(2,851)	(3,564)
Total Education Realty Trust, Inc. stockholders’ equity	1,765,832	1,800,019
Noncontrolling interests	1,343	1,422
Total equity	1,767,175	1,801,441
Total liabilities and equity	$2,802,943	$2,506,185

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Collegiate housing leasing revenue	$70,071	$61,690	$150,856	$131,873
Third-party development consulting services	1,156	467	2,971	950
Third-party management services	831	697	1,776	1,591
Operating expense reimbursements	1,984	2,286	4,237	4,105
Total revenues	74,042	65,140	159,840	138,519
Operating expenses:
Collegiate housing leasing operations	30,338	26,166	59,215	51,055
Development and management services	2,775	2,728	5,676	5,249
General and administrative	3,338	3,079	6,765	6,188
Depreciation and amortization	24,520	19,099	50,359	36,615
Ground lease expense	2,462	2,296	6,022	5,605
Other operating expense	—	—	500	—
Reimbursable operating expenses	1,984	2,286	4,237	4,105
Total operating expenses	65,417	55,654	132,774	108,817

Operating income	8,625	9,486	27,066	29,702

Nonoperating expenses (income) :
Interest expense, net of capitalized interest	3,062	3,635	6,090	8,298
Amortization of deferred financing costs	358	457	779	937
Interest income	(17)	(200)	(49)	(274)
Loss on extinguishment of debt	—	216	22	10,136
Total nonoperating expenses	3,403	4,108	6,842	19,097
Income before equity in earnings (losses) of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	5,222	5,378	20,224	10,605
Equity in earnings (losses) of unconsolidated entities	129	107	384	(137)
Income before income taxes and gain on sale of collegiate housing properties	5,351	5,485	20,608	10,468
Income tax expense (benefit)	353	89	(532)	140
Income before gain on sale of collegiate housing properties	4,998	5,396	21,140	10,328
Gain on sale of collegiate housing properties	691	12,083	691	23,956
Net income	5,689	17,479	21,831	34,284
Less: Net loss attributable to the noncontrolling interests	(371)	(176)	(386)	(40)
Net income attributable to Education Realty Trust, Inc.	$6,060	$17,655	$22,217	$34,324

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$5,689	$17,479	$21,831	$34,284
Other comprehensive loss:
(Loss) gain on cash flow hedging derivatives	(365)	(1,042)	713	(4,488)
Comprehensive income	5,324	16,437	22,544	29,796
Less: Comprehensive loss attributable to the noncontrolling interests	(371)	(176)	(386)	(40)
Comprehensive income attributable to Education Realty Trust, Inc.	$5,695	$16,613	$22,930	$29,836

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic	$0.07	$0.26	$0.29	$0.53
Net income attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$0.07	$0.26	$0.28	$0.52

Distributions per share of common stock	$0.38	$0.37	$0.76	$0.74

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	73,623	68,025	73,566	65,352
Weighted average common shares outstanding – diluted	73,841	68,293	73,795	65,629

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Proceeds from issuance of common stock, net of offering costs	14,866,378	149	567,322	—	—	—	567,471
Amortization of restricted stock and long-term incentive plan awards	3,956	—	1,431	—	—	—	1,431
Common stock issued to officers and directors	10,800	—	450	—	—	—	450
Cash dividends	—	—	(35,538)	(12,326)	—	(125)	(47,989)
Contributions from noncontrolling interests	—	—	—	—	—	10,073	10,073
Purchase of noncontrolling interests	—	—	(4,253)	—	—	(4,211)	(8,464)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,001)	—	—	—	(2,001)
Comprehensive income (loss)	—	—	—	34,324	(4,488)	(146)	29,690
Balance, June 30, 2016	71,760,137	$718	$1,791,014	$—	$(9,963)	$13,762	$1,795,531

Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441
Proceeds from issuance of common stock, net of offering costs	110,092	1	403	—	—	—	404
Amortization of long-term incentive plan awards	6	—	1,538	—	—	—	1,538
Surrender of shares to cover taxes on vesting of restricted shares	(3,283)	—	(2,564)	—	—	—	(2,564)
Common stock issued to officers and directors	12,654	—	480	—	—	—	480
Cash dividends	—	—	(33,555)	(22,217)	—	—	(55,772)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4	—	—	—	4
Accretion of redeemable noncontrolling interests	—	—	(1,207)	—	—	—	(1,207)
Comprehensive income (loss)	—	—	—	22,217	713	(79)	22,851
Balance, June 30, 2017	73,194,924	$732	$1,767,951	$—	$(2,851)	$1,343	$1,767,175

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income	$21,831	$34,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,359	36,615
Deferred tax expense	1,078	—
Excess tax benefit related to the vesting of restricted stock	(1,610)	—
Loss on disposal of assets	—	20
Gain on sale of collegiate housing properties	(691)	(23,956)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,349	2,373
Loss on extinguishment of debt	22	10,136
Amortization of deferred financing costs	779	937
Amortization of unamortized debt premiums	—	(49)
Distributions of earnings from unconsolidated entities	287	178
Noncash compensation expense related to stock-based incentive awards	1,893	2,021
Equity in (earnings) losses of unconsolidated entities	(384)	137
Change in operating assets and liabilities	(6,695)	(2,553)
Net cash provided by operating activities (net of acquisitions)	69,218	60,143

Investing activities:
Property acquisitions	(127,647)	(210,649)
Purchase of corporate assets	(1,028)	(585)
Restricted cash	(235)	1,110
Investment in collegiate housing properties	(7,549)	(13,782)
Proceeds from sale of collegiate housing properties	17,738	94,951
Collections on notes receivable	—	1,667
Earnest money deposits	(750)	(530)
Investment in assets under development	(194,491)	(133,286)
Distributions from unconsolidated entities	128	266
Net cash used in investing activities	(313,834)	(260,838)

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2017	2016
Financing activities:
Payment of mortgage and construction loans	(32,950)	(134,231)
Borrowings under construction loans	146	28,083
Debt issuance costs	(493)	(92)
Debt extinguishment costs	—	(10,290)
Borrowings on line of credit	328,000	—
Repayments of line of credit	(3,000)	—
Proceeds from issuance of common stock	—	567,257
Payment of offering costs	(335)	(574)
Purchase and return of equity to noncontrolling interests	—	(11,374)
Contributions from noncontrolling interests	11,054	7,112
Dividends and distributions paid to common and restricted stockholders	(55,772)	(47,864)
Dividends and distributions paid to noncontrolling interests	(450)	(357)
Repurchases of common stock for payments of restricted stock tax withholding	(2,563)	(315)
Net cash provided by financing activities	243,637	397,355
Net (decrease) increase in cash and cash equivalents	(979)	196,660
Cash and cash equivalents, beginning of period	34,475	33,742
Cash and cash equivalents, end of period	$33,496	$230,402

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$5,815	$8,891
Income taxes paid	$195	$142

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,138	$938
Capital expenditures in accounts payable and accrued expenses related to developments	$69,390	$36,544

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Collegiate housing properties, net	$2,179,060	$2,108,706
Assets under development	517,011	289,942
Cash and cash equivalents	33,496	34,475
Restricted cash	8,073	7,838
Other assets	65,303	65,224
Total assets	$2,802,943	$2,506,185

Liabilities:
Mortgage and construction loans, net of unamortized deferred financing costs	$29,751	$62,520
Unsecured revolving credit facility	345,000	20,000
Unsecured term loans, net of unamortized deferred financing costs	186,385	186,738
Unsecured senior notes, net of unamortized deferred financing costs	248,069	247,938
Accounts payable and accrued expenses	162,819	127,872
Deferred revenue	12,560	20,727
Total liabilities	984,584	665,795

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	6,007	6,789

Redeemable noncontrolling interests	45,177	32,160

Partners' capital:
General partner - 6,920 units outstanding as of June 30, 2017 and December 31, 2016	176	178
Limited partners - 73,188,004 and 73,068,535 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,768,507	1,803,405
Accumulated other comprehensive loss	(2,851)	(3,564)
Total partners' capital	1,765,832	1,800,019
Noncontrolling interests	1,343	1,422
Total capital	1,767,175	1,801,441
Total liabilities and partners' capital	$2,802,943	$2,506,185

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Collegiate housing leasing revenue	$70,071	$61,690	$150,856	$131,873
Third-party development consulting services	1,156	467	2,971	950
Third-party management services	831	697	1,776	1,591
Operating expense reimbursements	1,984	2,286	4,237	4,105
Total revenues	74,042	65,140	159,840	138,519
Operating expenses:
Collegiate housing leasing operations	30,338	26,166	59,215	51,055
Development and management services	2,775	2,728	5,676	5,249
General and administrative	3,338	3,079	6,765	6,188
Depreciation and amortization	24,520	19,099	50,359	36,615
Ground lease expense	2,462	2,296	6,022	5,605
Other operating expense	—	—	500	—
Reimbursable operating expenses	1,984	2,286	4,237	4,105
Total operating expenses	65,417	55,654	132,774	108,817

Operating income	8,625	9,486	27,066	29,702

Nonoperating (income) expenses:
Interest expense, net of capitalized interest	3,062	3,635	6,090	8,298
Amortization of deferred financing costs	358	457	779	937
Interest income	(17)	(200)	(49)	(274)
Loss on extinguishment of debt	—	216	22	10,136
Total nonoperating expenses	3,403	4,108	6,842	19,097
Income before equity in earnings (losses) of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	5,222	5,378	20,224	10,605
Equity in earnings (losses) of unconsolidated entities	129	107	384	(137)
Income before income taxes and gain on sale of collegiate housing properties	5,351	5,485	20,608	10,468
Income tax expense (benefit)	353	89	(532)	140
Income before gain on sale of collegiate housing properties	4,998	5,396	21,140	10,328
Gain on sale of collegiate housing properties	691	12,083	691	23,956
Net income	5,689	17,479	21,831	34,284
Less: Net loss attributable to the noncontrolling interests	(381)	(229)	(431)	(151)
Net income attributable to Education Realty Operating Partnership L.P.	$6,070	$17,708	$22,262	$34,435

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income	$5,689	$17,479	$21,831	$34,284
Other comprehensive income:
(Loss) gain on cash flow hedging derivatives	(365)	(1,042)	713	(4,488)
Comprehensive income	5,324	16,437	22,544	29,796
Less: Comprehensive loss attributable to the noncontrolling interests	(381)	(229)	(431)	(151)
Comprehensive income attributable to unitholders	$5,705	$16,666	$22,975	$29,947

Earnings per unit information:
Net income attributable to unitholders – basic	$0.07	$0.26	$0.29	$0.53
Net income attributable to unitholders - diluted	$0.07	$0.26	$0.29	$0.52

Distributions per unit	$0.38	$0.37	$0.76	$0.74

Weighted average units outstanding:
Weighted average units outstanding – basic	73,755	68,224	73,709	65,560
Weighted average units outstanding – diluted	73,841	68,293	73,795	65,629

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Vesting of restricted stock and restricted stock units	—	—	10,800	450	—	—	450
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	14,866,378	567,471	—	—	567,471
Amortization of restricted stock and long-term incentive plan awards	—	—	3,956	1,431	—	—	1,431
Distributions	—	(3)	—	(47,861)	—	(125)	(47,989)
Contributions from noncontrolling interests	—	—	—	—	—	10,073	10,073
Purchase of noncontrolling interests	—	—	—	(4,253)	—	(4,211)	(8,464)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,001)	—	—	(2,001)
Comprehensive income (loss)	—	2	—	34,322	(4,488)	(146)	29,690
Balance, June 30, 2016	6,920	$183	71,753,217	$1,791,549	$(9,963)	$13,762	$1,795,531

Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405	$(3,564)	$1,422	$1,801,441
Vesting of restricted stock and restricted stock units	—	—	12,654	480	—	—	480
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	110,092	404	—	—	404
Amortization of long-term incentive plan awards	—	—	6	1,538	—	—	1,538
Surrender of shares to cover taxes on vesting of restricted shares	—	—	(3,283)	(2,564)	—	—	(2,564)
Distributions	—	(3)	—	(55,769)	—	—	(55,772)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	4	—	—	4
Accretion of redeemable noncontrolling interests	—	—	—	(1,207)	—	—	(1,207)
Comprehensive income (loss)	—	1	—	22,216	713	(79)	22,851
Balance, June 30, 2017	6,920	$176	73,188,004	$1,768,507	$(2,851)	$1,343	$1,767,175

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income	$21,831	$34,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,359	36,615
Deferred tax expense	1,078	—
Excess tax benefit related to the vesting of restricted stock	(1,610)	—
Loss on disposal of assets	—	20
Gain on sale of collegiate housing properties	(691)	(23,956)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,349	2,373
Loss on extinguishment of debt	22	10,136
Amortization of deferred financing costs	779	937
Amortization of unamortized debt premiums	—	(49)
Distributions of earnings from unconsolidated entities	287	178
Noncash compensation expense related to stock-based incentive awards	1,893	2,021
Equity in (earnings) losses of unconsolidated entities	(384)	137
Change in operating assets and liabilities	(6,695)	(2,553)
Net cash provided by operating activities (net of acquisitions)	69,218	60,143

Investing activities:
Property acquisitions	(127,647)	(210,649)
Purchase of corporate assets	(1,028)	(585)
Restricted cash	(235)	1,110
Investment in collegiate housing properties	(7,549)	(13,782)
Proceeds from sale of collegiate housing properties	17,738	94,951
Collections on notes receivable	—	1,667
Earnest money deposits	(750)	(530)
Investment in assets under development	(194,491)	(133,286)
Distributions from unconsolidated entities	128	266
Net cash used in investing activities	(313,834)	(260,838)

Financing activities:
Payment of mortgage and construction loans	(32,950)	(134,231)
Borrowings under construction loans	146	28,083
Debt issuance costs	(493)	(92)
Debt extinguishment costs	—	(10,290)
Borrowings on line of credit	328,000	—
Repayments of line of credit	(3,000)	—
Proceeds from issuance of common units in exchange for contributions	—	567,257
Payment of offering costs	(335)	(574)
Purchase and return of equity to noncontrolling interests	—	(11,374)

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2017	2016
Contributions from noncontrolling interests	11,054	7,112
Distributions paid on unvested restricted stock and long-term incentive plan awards	(279)	(176)
Distributions paid to unitholders	(55,493)	(47,688)
Distributions paid to noncontrolling interests	(450)	(357)
Repurchases of units for payments of restricted stock tax withholding	(2,563)	(315)
Net cash provided by financing activities	243,637	397,355
Net (decrease) increase in cash and cash equivalents	(979)	196,660
Cash and cash equivalents, beginning of period	34,475	33,742
Cash and cash equivalents, end of period	$33,496	$230,402

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$5,815	$8,891
Income taxes paid	$195	$142

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,138	$938
Capital expenditures in accounts payable and accrued expenses related to developments	$69,390	$36,544

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is wholly-owned by EdR. As of June 30, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available and other market participant data. During the six months ended June 30, 2017 and 2016, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property disposition during the six months ended June 30, 2017 did not qualify for treatment as discontinued operations and, as a result, the operations of the property are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income.

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $1.1 million and $2.9 million of accelerated depreciation during the three and six months ended June 30, 2017, respectively, related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the three and six months ended June 30, 2017 was $0.02 and $0.04, respectively. The depreciable assets were fully depreciated and subsequently written off when demolition began in the second quarter of 2017.

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

In the accompanying condensed consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners, and the redeemable interests in consolidated joint ventures with puts exercisable by the joint venture partners and units of limited partnership interest in University Towers Operating Partnership, LP are classified as redeemable noncontrolling interests. The redeemable noncontrolling interests / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the price per share of EdR's common stock or redemption value at the end of each respective reporting period.

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

The Trust had no unrecognized tax benefits as of June 30, 2017 and December 31, 2016. The Trust and its subsidiaries file federal and state income tax returns. As of June 30, 2017, open tax years generally included tax years for 2013, 2014, 2015 and 2016. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For the three and six months ended June 30, 2017 and 2016, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the carrying value of the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through June 30, 2017. The carrying value of goodwill was $3.1 million as of June 30, 2017 and December 31, 2016, of which $2.1 million was recorded on the management services reportable segment and $0.9 million was recorded on the development consulting services reportable segment. Goodwill is not subject to amortization.

Other intangible assets generally include in-place leases acquired in connection with acquisitions of collegiate housing properties. As of June 30, 2017 and December 31, 2016, gross in-place leases totaled $12.2 million and $7.4 million, respectively, and are being amortized over the life of the remaining lease term, which is generally less than one year. Amortization expense totaled $3.0 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense totaled $6.4 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, accumulated amortization totaled $10.0 million and $3.6 million, respectively. The carrying value of other intangible assets was $2.2 million and $3.8 million as of June 30, 2017 and December 31, 2016, respectively.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08 that is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The effective dates of these amendments are the same as ASU 2014-09. The Trust does not expect the adoption of this standard to have a material impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from this ASU. The Trust's initial analysis of its non-lease related revenue contracts, which comprise less than 15% of consolidated revenues, indicates the adoption of this ASU will not have a material effect on the consolidated financial statements; however, the Trust is still in the process of evaluating this ASU.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2017 Acquisitions

During the six months ended June 30, 2017, the Trust completed the following two collegiate housing property acquisitions, which were determined to be asset acquisitions under ASU 2017-01:

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

The $3.5 million difference between the contracted price of $287.1 million and the net assets set forth in the table above includes contingent consideration related to the acquisition of The Hub at Madison, which was initially estimated at $5.3 million and represents additional purchase price related to future operating performance of the applicable property and future tax assessments. Of this amount, $3.1 million was paid out during 2016. As of June 30, 2017 and December 31, 2016, $2.3 million was estimated and recorded as a contingent consideration liability, based upon probability of achieving certain operating performance metrics. The estimated range of possible outcomes is between $0.0 million and $4.5 million. The remaining difference between the contracted price and the net assets set forth above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired.

In connection with the acquisition of Urbane, the Trust formed a limited liability company to acquire an interest in the legal entity owning the collegiate housing property. In addition to the $10.0 million capital contribution, the Trust advanced $23.6 million to the seller. Under the terms of the agreement, the Trust has a call exercisable on September 8, 2017 to acquire the remaining ownership interest from the seller and the seller similarly has a put to sell their interests to the Trust. The exercise price is substantially fixed and the exercise dates are within one month of each other. The Trust evaluated the LLC as a VIE and determined it was the primary beneficiary because it directs the activities that most significantly impact the economic performance of the entity. Therefore, the Trust has consolidated the VIE since the date of acquisition. The put and call arrangement was evaluated, and it was determined the noncontrolling interests represent a liability because of the substantially fixed exercise prices and stated exercise dates; therefore, the economic substance is a financing arrangement. The Trust has recorded the liability at the present value of the fixed price settlement amount ($14.9 million reflected in accounts payable and accrued expenses) and will accrete the liability to the fixed price over the contractual term. The amount recorded at June 30, 2017 and December 31, 2016 approximates the redemption or settlement amount due to the short term of the contractual period. No earnings have been attributed to noncontrolling interests in the accompanying condensed consolidated statements of net income and comprehensive income.

The Trust is also obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Based on the assessment of the probability of achieving the performance metrics as of the acquisition date, no contingent consideration was initially recorded at the acquisition date. As of June 30, 2017 and December 31, 2016, $1.5 million and $1.0 million, respectively, were estimated and recorded as a contingent consideration liability, based upon probability of achieving certain operating performance metrics.

The unaudited pro forma information for the 2016 acquisitions presented below for the six months ended June 30, 2016 and 2015 assumes an acquisition date of January 1, 2015 and is not necessarily indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Six months ended June 30,
	2016 (1)	2015 (1)(2)
Total revenue attributable to the Trust and EROP	$140,476	$121,961
Net income attributable to the Trust	$32,634	$9,992
Net income per share attributable to common shareholders - basic and diluted	$0.50	$0.21

Net income attributable to EROP	$32,740	$10,041
Net income per unit attributable to unitholders - basic and diluted	$0.50	$0.21
(1) As Urbane first opened for the 2016/2017 lease year (August 2016), supplemental pro forma revenue and net income information is not included for the six months ended June 30, 2016 and 2015.
(2) As the Lokal, the Hub at Madison and Carriage House first opened for the 2015/2016 lease year (August 2015), supplemental pro forma revenue and net income information is not included for the six months ended June 30, 2015.

For the six months ended June 30, 2016, actual revenue and net loss from the 2016 property acquisitions included in the accompanying condensed consolidated statements of income and comprehensive income since the respective dates of acquisition is $1.6 million and $0.8 million, respectively.

Development of collegiate housing properties

During 2016, the Trust completed the development of the following communities, all of which opened for the 2016/2017 lease year. The costs incurred to date for the Trust's owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2016 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Six months ended June 30, 2016		Three months ended June 30, 2016
Holmes Hall and Boyd Hall	University of Kentucky	1,141	$85,691	$162	$1,421	$79	$788
Retreat at Blacksburg - Phase I & II	Virginia Tech	829	64,549	74	554	42	346
Retreat at Oxford - Phase II	University of Mississippi	350	26,745	40	448	19	253
Total		2,320	$176,985	$276	$2,423	$140	$1,387

The following represents a summary of active developments as of June 30, 2017, including internal development costs and interest costs capitalized (dollars in thousands):

Name	Costs Incurred as of June 30, 2017	Internal Development Costs Capitalized		Interest Costs Capitalized		Internal Development Costs Capitalized		Interest Costs Capitalized
		Six months ended June 30,		Six months ended June 30,		Three months ended June 30,		Three months ended June 30,
		2017	2016	2017	2016	2017	2016	2017	2016
University Flats	$73,536	$133	$103	$1,266	$331	$75	$52	$628	$214
Lewis Hall	29,856	129	104	401	28	71	33	227	26
Boise State University	37,493	133	128	483	34	77	35	266	25
SkyVue	83,124	79	125	1,324	377	40	40	669	245
The Local: Downtown	28,694	74	111	359	149	43	37	198	65
Avid Square	37,869	85	54	434	64	48	45	229	64
The Woods	37,436	162	25	367	1	84	25	221	1
Maplewood	8,980	163	10	80	1	39	10	48	1
University of Pittsburgh	36,262	55	—	377	—	29	—	199	—
Players Club Redevelopment	3,285	67	32	24	3	54	12	13	3
Hale Mahana	34,676	77	—	466	—	38	—	204	—
Hub at Minneapolis	27,003	43	—	104	—	25	—	83	—
Union at Tempe	51,465	103	—	583	—	44	—	323	—
Union on Lincoln Way	14,985	58	—	68	—	20	—	59	—
Union on Plum	8,382	67	—	43	—	45	—	22	—
Undeveloped land	3,965	—	—	—	—	—	—	—	—
Total active projects under development	$517,011	$1,428	$692	$6,379	$988	$732	$289	$3,389	$644

As of June 30, 2017, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $450.6 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened.

4. Disposition of real estate investments

During the three months ended June 30, 2017, the Trust sold The Reserve on Stinson collegiate housing community located in Norman, Oklahoma for a gross sales price of approximately $18.2 million. The Trust received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition.

During the six months ended June 30, 2016, the Trust sold the communities set forth in the table below for approximately $96.6 million. The Trust received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

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

5. Investments in unconsolidated entities

As of June 30, 2017 and December 31, 2016, the Trust had investments in the following unconsolidated joint ventures (see Note 2), all of which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the unconsolidated joint ventures for the six months ended June 30, 2017 and 2016 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the six months ended June 30,	2017	2016
Revenues	$12,130	$17,023
Net income (1)	$837	$151
Equity in earnings (losses) of unconsolidated entities	$384	$(137)
(1) Net income for the periods presented above equals income from continuing operations.

As of June 30, 2017 and December 31, 2016, the Trust had $26.9 million and $27.0 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, liabilities are recorded totaling $2.0 million and $1.9 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate ("LIBOR") plus an applicable margin based upon our leverage. As of June 30, 2017, the interest rate applicable to the Fifth Amended Revolver was 2.48%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on outstanding commitments. As of June 30, 2017, the outstanding balance under the Fifth Amended Revolver was $345.0 million; thus, the Trust's remaining availability was $155.0 million at June 30, 2017.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of June 30, 2017, the Operating Partnership was in compliance with all covenants under the Fifth Amended Revolver.

Unsecured term loan facility

On January 18, 2017, the Operating Partnership and certain subsidiaries entered into the Second Amended and Restated Credit Agreement. Under the Second Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 18, 2022. The Second Amended and Restated Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At June 30, 2017 and December 31, 2016, the aggregate outstanding balance under the Term Loans was $186.4 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.1 million and $0.8 million, respectively, in the accompanying condensed consolidated balance sheets.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the First Amended and Restated Credit Agreement. As of June 30, 2017, the Operating Partnership was in compliance with all covenants of the Second Amended and Restated Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement on November 19, 2014, which was superseded by the Second Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 11) through the Term Loans' initial maturity date.

The Operating Partnership also entered into forward starting interest rate swaps (see Note 11) concurrently with executing the Second Amended and Restated Credit Agreement, which extended the term of the Tranche B Term Loan by three years to January 18, 2022.

As of June 30, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At June 30, 2017 and December 31, 2016, the outstanding balance under the Unsecured Senior Notes was $248.1 million and $247.9 million, respectively, which is presented net of unamortized deferred financing costs of $1.9 million and $2.1 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2017, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of June 30, 2017 and December 31, 2016, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (dollars in thousands):

	Outstanding Balance at
Property	June 30, 2017	December 31, 2016	Interest Rate at June 30, 2017	Interest Rate Type	Maturity Date
University Towers	—	32,950	n/a
Mortgage Debt	—	32,950	n/a

The Oaks on the Square - Phase IV	29,772	29,626	2.80%	Variable	10/20/2017
Construction Loans	29,772	29,626	2.80%

Total mortgage and construction debt / weighted average rate	29,772	62,576	2.80%
Unamortized deferred financing costs	(21)	(56)
Total net of unamortized deferred financing costs	29,751	62,520
Less current portion, net of unamortized deferred financing costs	(29,751)	(62,520)
Total mortgage and construction debt, net of current portion	$—	$—

Mortgage debt and construction loans

During the six months ended June 30, 2017, the Operating Partnership repaid in full the variable-rate mortgage debt secured by the University Towers collegiate housing property, which had an unpaid principal balance of $33.0 million. The interest rate was 2.9% per annum and the mortgaged debt was scheduled to mature on July 1, 2017.

The construction loan secured by the Oaks of the Square - Phase IV contains customary financial covenants, such as minimum debt service ratios. As of June 30, 2017, the Operating Partnership was in compliance with all covenants.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Balance, beginning of period	$62,520	$204,511
Additions to principal	146	40,974
Repayments of principal	(32,950)	(183,862)
Amortization of debt premium	—	(49)
Write-off of debt premium related to debt pay off	—	(523)
(Increase) decrease in deferred financing costs, net	35	1,469
Balance, end of period	$29,751	$62,520

The scheduled maturities of outstanding indebtedness as of June 30, 2017 are as follows (in thousands):

Year
2017 (six months ending December 31, 2017)	$29,772
2018	345,000
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	250,000
Total	812,272
Unamortized deferred financing costs	(3,067)
Outstanding as of June 30, 2017, net of unamortized deferred financing costs	$809,205

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		June 30, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,741	n/a	$5,685	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	55,397	8,767	27,699	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,868	7,230	17,434	3,615	34,914	7,230	17,457	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2017, $37.2 million had been drawn on the construction loan, of which $7.4 million was attributable to LeylandAlliance LLC, and has not been included in our condensed consolidated financial statements.

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

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of June 30, 2017, EROP had entered into nine joint venture agreements to develop, own and manage certain collegiate housing communities. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partners' investments in all but one of the communities under development meet the requirements to be classified outside of permanent equity, and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income due to the partners' ability to put their ownership interests to EROP for cash based on fair value or at substantially fixed exercise prices as stipulated in the operating agreements. These contributions occurred during 2016 and 2017, and the developments are still under construction.

In connection with the acquisitions of The Hub at Madison and Urbane (see Note 3), the Trust, through joint ventures, acquired a controlling interest in the legal entities owning the collegiate housing properties. At June 30, 2017, the partners' interests in The Hub at Madison joint venture and Urbane joint venture were 1.6% and 3.0%, respectively. The partners' ownership interests in both joint ventures were accounted for as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets due to the partners' ability to put their respective ownership interests to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying condensed consolidated statements of income and comprehensive income. At June 30, 2017 and December 31, 2016, the Urbane joint venture partner also has an additional interest in the legal entity; however, it was determined the noncontrolling interest represented a financing arrangement that has been recorded as an accrued liability.

The value of the joint venture partners' investments in the development projects and acquired properties redeemable at fair value are reported at the greater of fair value or historical cost at the end of each reporting period. At June 30, 2017 and December 31, 2016, the joint venture partners' investment in development projects was recorded at historical cost, as the carrying value approximates fair value. At June 30, 2017 and December 31, 2016, the joint venture partners' interest in the acquired properties was recorded at fair value.

The joint venture partners’ investments in development projects redeemable at substantially fixed prices are considered redeemable at other than fair value. The change in redemption value during the six months ended June 30, 2017 is reflected in additional paid-in capital and is also included in calculating earnings per share using the two-class method.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder, and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units is recorded as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of June 30, 2017 and December 31, 2016, there were 69,086 University Towers Operating Partnership Units outstanding. The value of redeemable University Towers Operating Partnership Units is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2017 and December 31, 2016, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

The following table sets forth activity with the redeemable noncontrolling interests for the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
Beginning balance	$32,160	$5,248
Net loss	(352)	(5)
Contributions from redeemable noncontrolling interests	12,404	—
Adjustments to report redeemable noncontrolling interests at fair value	80	518
Purchase and return of equity to noncontrolling partner's interest	—	(2,910)
Distributions	(322)	(74)
Accretion of redeemable noncontrolling interests	1,207	—
Ending balance	$45,177	$2,777

Redeemable Limited Partner Units: The OP Units that may be tendered for redemption by the holders thereof for cash, or at EdR's option, for shares of EdR common stock are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The OP Units are reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2017 and December 31, 2016, EROP reported the redeemable limited partner units at fair value (considered Level 1 as determined based on the market price of EdR's common stock), which was greater than historical cost.

During the six months ended June 30, 2017 and 2016, 27,500 and 25,000 OP Units were redeemed for 27,500 and 25,000 shares of EdR's common stock, respectively. As of June 30, 2017 and December 31, 2016, there were 153,651 and 159,698 OP Units outstanding, respectively, other than OP Units held by EdR.

Below is a table summarizing the activity of redeemable limited partner units for the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
Beginning balance	$6,789	$8,312
Net income	45	111
Distributions	(127)	(161)
Reclassification of vested LTIP Units to redeemable limited partner units	522	244
Redemption of redeemable partner units in exchange for common stock or redemption for cash	(1,138)	(938)
Adjustments to report redeemable limited partner units at fair value	(84)	1,483
Ending balance	$6,007	$9,051

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

9. Equity

Stockholders’ Equity - The Trust

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program (the "2014 ATM Program") pursuant to which the Trust was authorized to sell a maximum of $150.0 million in shares of EdR common stock. The Trust sold approximately 2.3 million shares under these distribution agreements during the six months ended June 30, 2016 and received net proceeds of approximately $93.5 million after deducting sales agents' fees and other expenses payable by the Trust.

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

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs under which the Trust is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of EdR common stock. We refer to the ATM Program implemented in February 28, 2017 as the "2017 ATM Program." Under these equity distribution agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties and, through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. At June 30, 2017, a summary of the outstanding Forward Agreements is set forth in the table below (shares in thousands):

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

As of June 30, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

The Trust generally has the ability to determine the dates and method of settlement, subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Trust currently expects to fully physically settle each Forward Agreement by issuing shares of EdR common stock on one or more dates specified by the Trust prior to the maturity date of the applicable Forward Agreement, in which case the Trust expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock underlying the applicable Forward Agreement multiplied by the relevant forward sale price. However, subject to certain exceptions, the Trust may also elect, in its discretion, to cash settle or net share settle a particular Forward Agreement, in which case the Trust may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Trust may owe cash (in the case of cash settlement) or shares of EdR common stock (in the case of net share settlement) to the relevant counterparty.

The Trust accounts for shares of EdR common stock reserved for issuance upon settlement of each Forward Agreement as equity. Before the issuance of shares of EdR common stock, if any, upon physical or net share settlement of the Forward Agreements, the Trust expects that the shares issuable upon settlement of the Forward Agreements will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of EdR common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Agreements over the number of shares of common stock that could be purchased by the Company in the open market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Trust physically or net share settles any Forward Agreement, the delivery of shares of EdR's common stock would result in an increase in the number of shares outstanding and dilution to basic earnings per share.

Partners’ Capital - Operating Partnership

In connection with the equity offering and ATM Programs discussed above, the Operating Partnership issues OP Units to EdR equivalent to the number of shares of common stock issued by EdR.

10. Incentive plans

On May 10, 2017, EdR's stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the "2017 Plan"). The purpose of the 2017 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2017 Plan replaced the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan") in its entirety and authorized the grant of the 346,111 shares that remained available for grant under the 2011 Plan, as well as 1,000,000 additional shares. As of June 30, 2017, the Trust had 1,346,111 shares of its common stock reserved for issuance pursuant to the 2017 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2017 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust. The 2017 Plan limits the number of shares and LTIP units subject to awards granted during any calendar year to any non-employee director, together with cash fees paid during the calendar year, to a maximum of $500,000 in total value.

A restricted stock award is an award of EdR’s common stock that is subject to restrictions on transferability and other restrictions as EdR's compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Unearned compensation related to restricted stock is recorded as expense over the applicable vesting period. The value is determined based on the market value of EdR’s common stock on the grant date. During the three and six months ended June 30, 2016, compensation expense of $0.1 million was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. As the applicable service period of all restricted stock ended on December 31, 2016, there was no compensation expense recorded during the three and six months ended June 30, 2017 related to restricted stock.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the applicable Performance Period, EdR's compensation committee will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of EdR’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. Unearned compensation related to RSU awards is recorded as expense over the applicable vesting period. During the three and six months ended June 30, 2016, compensation expense of $0.1 million and $0.3 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. As the applicable service period of all RSUs ended on December 31,

2016, there was no compensation expense recorded during the three and six months ended June 30, 2017 related to RSUs. On January 1, 2017, 79,699 fully-vested shares of EdR's common stock were issued upon vesting of RSUs granted in 2014.

The Trust's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in 2016, and 2017 Long-Term Incentive Plan ("2017 LTIP"), adopted in 2017, provide that 25% of a participant’s award consists of a time-vested grant of LTIP Units in the Operating Partnership subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock, the time-vested 2016 and 2017 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of EdR's common stock on the grant date. The time-vested 2016 and 2017 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are non-transferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2016 and 2017 LTIP Units. The vesting of performance-based 2016 and 2017 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by EdR's compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique by an independent third party consultant. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions is assessed quarterly. The performance-based 2016 and 2017 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are nontransferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2016 and 2017 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2016 and 2017 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption for cash or for shares of EdR's common stock on a one-for-one basis at EdR's election in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $1.6 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $0.8 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, unearned compensation related to LTIP Units totaled $5.9 million and $4.2 million, respectively, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2017 and 2016 was $1.6 million and $1.7 million, respectively. Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2017 and 2016 was $0.8 million and $1.1 million, respectively.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2017 and 2016 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,774	$18.83
Granted	—		—	—	—	131,745	26.20
Vested	(10,199)		31.92	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,508)		31.92	(43,596)	22.95	—	—
Outstanding as of June 30, 2016	7,862	(1)	$26.46	92,539	$19.20	280,452	$22.29

Outstanding as of December 31, 2016	7,799	(1)	$26.46	91,756	$19.20	280,452	$22.29
Granted	—		—	—	—	146,728	25.85
Vested	(4,516)		26.46	(53,131)	19.20	(14,385)	36.30
Surrendered	(3,283)		26.46	(38,625)	19.20	—	—
Outstanding as of June 30, 2017	—		$—	—	$—	412,795	$22.80
(1) Represents unvested shares of restricted stock as of the date indicated.

11. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. As of June 30, 2017, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. Also as of June 30, 2017, the Trust had three forward-starting interest rate swap agreements with an aggregate notional amount of $65.0 million. The Trust entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on the extended term of the Tranche B Term Loan concurrently with executing the Second Amended and Restated Credit Agreement (see Note 6). Accordingly, the forward-starting interest rate swaps were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $1.3 million is estimated to be reclassified to earnings as an increase to interest expense.

As of June 30, 2017 and December 31, 2016, the fair value of the derivatives is as follows (in thousands):

	Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
		Fair Value	Fair Value
Interest rate contracts	Accounts payable and accrued expenses	$2,851	$3,564
Total derivatives designated as hedging instruments		$2,851	$3,564

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2017 and 2016 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2017	Interest rate contracts	$(229)	Interest expense	$(1,114)
2017	Forward-starting interest rate contracts	$(172)	Interest expense	$—
2016	Interest rate contracts	$(6,044)	Interest expense	$(1,556)

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2017 and 2016 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2017	Interest rate contracts	$(533)	Interest expense	$(505)
2017	Forward-starting interest rate contracts	$(337)	Interest expense	$—
2016	Interest rate contracts	$(1,815)	Interest expense	$(773)

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

As of June 30, 2017 and December 31, 2016, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $3.0 million and $3.8 million, respectively. As of June 30, 2017, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $3.0 million.

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and six months ended June 30, 2017 and 2016 (dollars and shares/units in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per share:
Net income attributable to common shareholders	$6,060	$17,655	$22,217	$34,324
Accretion of redeemable noncontrolling interests	(724)	—	(1,207)	—
Net income attributable to common shareholders after accretion of redeemable noncontrolling interests	$5,336	$17,655	$21,010	$34,324

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Denominator:
Basic weighted average shares of common stock outstanding	73,623	68,025	73,566	65,352
OP Units(1)	132	199	143	208
University Towers Operating Partnership Units	69	69	69	69
Shares issuable upon settlement of the Forward Agreements	17	—	17	—
Diluted weighted average shares of common stock outstanding	73,841	68,293	73,795	65,629

Earnings per share – basic:
Net income attributable to common shareholders	$0.07	$0.26	$0.29	$0.53

Earnings per share – diluted:
Net income attributable to common shareholders	$0.07	$0.26	$0.28	$0.52

Distributions declared per common share	$0.38	$0.37	$0.76	$0.74
(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three and six months ended June 30, 2017 and 2016 (dollars and shares/units in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per unit:
Net income attributable to unitholders	$6,070	$17,708	$22,262	$34,435
Accretion of redeemable noncontrolling interests	(724)	—	(1,207)	—
Net income attributable to common unitholders after accretion of redeemable noncontrolling interests	5,346	17,708	$21,055	$34,435

Denominator:
Weighted average units outstanding	73,189	67,737	73,173	65,085
Redeemable Operating Partnership units(1)	132	199	143	208
LTIP units	434	288	393	267
Weighted average units outstanding – basic	73,755	68,224	73,709	65,560

Redeemable University Towers Operating Partnership Units	69	69	69	69
Units issuable upon settlement of the Forward Agreements	17	—	17	—
Weighted average units outstanding – diluted	73,841	68,293	73,795	65,629

Earnings per unit – basic:
Net income attributable to unitholders	$0.07	$0.26	$0.29	$0.53

Earnings per unit – diluted:
Net income attributable to unitholders	$0.07	$0.26	$0.29	$0.52

Distributions declared per unit	$0.38	$0.37	$0.76	$0.74
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

One non-financial asset was impaired during the year ended December 31, 2016 and was recorded on the accompanying condensed consolidated balance sheet as of December 31, 2016. The asset was subsequently sold during the three months ended June 30, 2017.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all derivatives held as of June 30, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The Trust determined that the contingent consideration recognized in connection with the acquisition of the Hub at Madison (see Note 3) is a recurring fair value adjustment. The initial determination of fair value was based on a Monte Carlo simulation analysis of the potential payout. As the performance period extends over two years, it is expected that the fair value will be adjusted at each reporting date. The estimated range of final payout is currently estimated to be $0.0 million to $4.5 million. The Trust did not record an adjustment during the six months ended June 30, 2017. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

In connection with the acquisition of Urbane (see Note 3), the Trust is obligated to pay the seller contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Subsequent to the initial valuation and based on the current assessment of the probability of achieving the performance metrics as of June 30, 2017, a $0.5 million adjustment was recorded during the six months ended June 30, 2017 and is reflected in other expenses in the accompanying condensed consolidated statements of income and comprehensive income. The Trust determined that this measurement is a recurring fair value adjustment and will adjust the amount to fair value at each reporting date. The Trust has determined that the inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs.

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

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
June 30, 2017:
Derivative financial instruments (liability position)	$2,851	$—	$2,851	$—
Deferred compensation plan assets	737	737	—	—
Contingent consideration	3,750	—	—	3,750
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	8,472	—	8,472	—
Joint venture partners' interests in development joint ventures and acquisitions	42,712	—	36,839	—

December 31, 2016:
Derivative financial instruments (liability position)	$3,564	$—	$3,564	$—
Deferred compensation plan assets	503	503	—	—
Contingent consideration liability	3,250	—	—	3,250
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	9,361	—	9,361	—
Joint venture partners' interest in development joint ventures and acquisitions	29,588	—	29,588	—

The table below shows the reconciliation of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

Fair value, December 31, 2016	$3,250
Purchases, issuances and settlements, net	—
Adjustment of fair value during period	500
Transfers into Level 3	—
Fair value, June 30, 2017	$3,750

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$456	$—
Senior unsecured notes	250,000	—	258,325	—
Unsecured revolving credit facility	345,000	—	345,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate construction loan	29,772	—	29,772	—

	December 31, 2016
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$450	$—
Senior unsecured notes	250,000	—	246,305	—
Unsecured revolving credit facility	20,000	—	20,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	62,576	—	62,576	—

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

The following table represents the Trust’s segment information for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$70,071	$61,690	$150,856	$131,873
Collegiate housing leasing operations	30,338	26,166	59,215	51,055
Net operating income	$39,733	$35,524	$91,641	$80,818
Total segment assets at end of period (1)	$2,733,287	$2,191,350	$2,733,287	$2,191,350

Development Consulting Services:
Third-party development consulting services	$1,156	$467	$2,971	$950
General and administrative (3)	510	656	1,021	1,285
Net operating income (loss)	$646	$(189)	$1,950	$(335)
Total segment assets at end of period(2)	$1,950	$6,292	$1,950	$6,292

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Management Services:
Third-party management services	$831	$697	$1,776	$1,591
General and administrative (3)	509	567	1,044	1,140
Net operating income	$322	$130	$732	$451
Total segment assets at end of period(2)	$10,875	$10,520	$10,875	$10,520

Reconciliations:
Segment revenue	$72,058	$62,854	$155,603	$134,414
Operating expense reimbursements	1,984	2,286	4,237	4,105
Total segment revenues	$74,042	$65,140	$159,840	$138,519

Segment operating expenses	$31,357	$27,389	$61,280	$53,480
Reimbursable operating expenses	1,984	2,286	4,237	4,105
Total segment operating expenses	$33,341	$29,675	$65,517	$57,585

Segment net operating income	$40,701	$35,465	$94,323	$80,934
Other unallocated general and administrative expenses (4)	(5,094)	(4,584)	(10,376)	(9,012)
Depreciation and amortization	(24,520)	(19,099)	(50,359)	(36,615)
Ground lease	(2,462)	(2,296)	(6,022)	(5,605)
Nonoperating expenses	(3,403)	(4,108)	(6,842)	(19,097)
Other operating expense	—	—	(500)	—
Equity in earnings (losses) of unconsolidated entities	129	107	384	(137)
Income before income taxes and gain on sale of collegiate housing properties	$5,351	$5,485	$20,608	$10,468
(1) The increase in segment assets related to the collegiate housing segment during the six months ended June 30, 2017 as compared to the same period in 2016 is primarily related to the completed development of four collegiate housing communities, six property acquisitions and the continued development of fifteen assets under development for ownership by the Trust offset by the sale of four collegiate housing communities.
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

15. Subsequent events

On July 13, 2017, the Board declared a distribution of $0.39 per share of common stock and OP Unit for the quarter ended June 30, 2017. The distributions will be paid on August 15, 2017 to stockholders and unitholders of record at the close of business on July 31, 2017.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.0% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the six months ended June 30, 2017.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In the 2016/2017 leasing cycle and the 2015/2016 cycle, approximately 77.9% and 74.3%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the six months ended June 30, 2017, revenue from our development consulting services represented 1.9% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2017, revenue from our management services segment represented 1.1% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

After three consecutive years of declining new supply, we currently anticipate the volume of new supply in our markets to be greater in 2017 than it was in 2016. However, the rate of new supply is projected to exceed enrollment growth by only 70 basis points. This difference is consistent with what we experienced over the last four years, during which we averaged 3.8% annual increases in same-community revenue. We believe these results are reflective of both the quality of our portfolio, which includes communities that are generally newer and better-located than other collegiate housing communities in our markets, as well as the modernization that continues to occur in the industry. We do not believe that the growth characteristics of our well-located portfolio, which has produced a compounded annual revenue growth of 3.6% over the last six years, has changed significantly.

We define our same-community portfolio as properties that were owned and operating for the full years ended December 31, 2017 and 2016 and are not conducting substantial development or redevelopment activities and were not sold during the respective periods. We sold one property during the six months ended June 30, 2017 and three properties during the year ended December 31, 2016. These four properties are excluded from same-community results for the six months ended June 30, 2017 and 2016.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. For the six months ended June 30, 2017, same-community revenue per occupied bed increased to $853 and same-community physical occupancy decreased to 88.8%, compared to same-community revenue per occupied bed of $829 and same-community physical occupancy of 89.9% for the six months ended June 30, 2016. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2016/2017 lease term with a 2.3% increase in rental revenue. Opening occupancy was down 111 basis points to 96.7% and net rental rates opened the term 3.4% above the prior year. New-communities opened the 2016-2017 lease term with an average occupancy of 88.8%.

North Carolina State University announced a requirement that all freshmen live on campus beginning in September 2017. Due to a shortage of on campus housing, we currently anticipate that the property will be fully occupied for the 2017/2018 lease year. However, this change in policy is likely to negatively impact the leasing of our University Towers collegiate housing property in future lease years as the community has historically been primarily leased to freshmen. We will continue to monitor the impact of this change, as it could negatively impact the property's results of operations and the future valuation of the property.

Development consulting services

Third-party development consulting services

For the six months ended June 30, 2017 and 2016, third-party development revenue was $3.0 million and $1.0 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these historical levels. During the year ended December 31, 2016, we delivered third-party development projects at Clarion University of Pennsylvania and University of California, Berkeley. We are currently providing third-party development services with projects under construction at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University with delivery targeted for the third quarter of 2017.

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

While considering the possible shift in the types of projects universities pursue, the amount and timing of future revenue from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within committed timelines and budgets. To date, we have completed construction on all of our ONE Plan developments in time for their targeted occupancy dates.

Collegiate housing operating costs

In 2015 and 2014, same-community operating expenses increased 5.0% and 2.6%, respectively. In 2016, same-community operating expenses increased approximately 2.6%. This increase was mainly driven by higher real estate taxes. We expect full year same-community operating expenses to increase between 3.0-4.0% in 2017 and going forward, which we believe is a reasonable level of growth for the foreseeable future.

General and administrative costs

General and administrative expenses include costs such as payroll, home office rent, training, professional and legal fees and other public company costs. Costs directly associated with the management of our owned portfolio along with allocated corporate general and administrative expenses based on the extent of effort or resources expensed are presented in collegiate housing leasing operations in the accompanying condensed consolidated statements of income and comprehensive income.

Costs directly associated with our management and development services along with allocated corporate general and administrative expenses based the extent of effort or resources expended are presented in development and management services in the accompanying condensed consolidated statements of income and comprehensive income.

Unallocated general and administrative costs for the six months ended June 30, 2017 and 2016 were $6.1 million (excluding development pursuit costs and acquisition costs of $0.6 million) and $5.5 million (excluding development pursuit costs and acquisition costs of $0.7 million), respectively, an increase of $0.6 million, or 11.6%. This increase over the prior year is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, such as the announced development pipeline and pending acquisitions.

Asset repositioning and capital recycling

Since 2010, we have made a concerted effort to reposition and improve our owned portfolio. Since January 2010, we have acquired $1.3 billion of collegiate housing communities, completed $832.7 million of developments and disposed of $505.1 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $805. Currently, 83% of our beds and 89% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the six months ended June 30, 2017, we acquired the following collegiate housing properties:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University	January 2017	1,016	330	$99,450
319 Bragg	Auburn University	February 2017	305	86	$28,500
Total			1,321	416	$127,950

In May 2017, we sold The Reserve on Stinson, a 612-bed community serving the University of Oklahoma, for approximately $18.2 million. We received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on the disposition as reflected in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2017.

We continue to add to the size and quality of our portfolio with new developments. Other than our development at Oklahoma State, which was moved from an anticipated 2017 delivery to anticipated delivery in 2018, construction is proceeding as expected on the following 2017, 2018 and 2019 deliveries (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
2017 Deliveries
University of Kentucky - University Flats	ONE Plan	100%	771	$74,000	$74,000	$74,000	$3,800
Boise State University	ONE Plan	100%	656	39,800	39,800	39,800	6,900
University of Kentucky - Lewis Hall	ONE Plan	100%	346	26,900	26,900	26,900	—
Michigan State University - SkyVue	Joint Venture	90%	824	89,900	80,900	87,700	10,900
Texas State University - The Local: Downtown	Joint Venture	80%	304	29,600	23,700	28,100	5,500
Northern Michigan University - The Woods	ONE Plan	100%	800	50,300	50,300	50,300	19,700
Total - 2017 Deliveries			3,701	$310,500	$295,600	$306,800	$46,800

2018 Deliveries
Oklahoma State University - Avid Square	Joint Venture	70%	475	$47,200	$33,000	$43,700	$16,200
University of Pittsburgh	Joint Venture	80%	723	106,100	84,900	100,300	74,200

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	36,500
Northern Michigan University - The Woods	ONE Plan	100%	400	29,000	29,000	29,000	29,000
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	71,000
Arizona State University - Union at Tempe	Joint Venture	90%	857	164,900	148,400	159,100	117,600
Cornell University - Maplewood	ONE Plan	100%	872	86,000	86,000	86,000	79,300
Colorado State - Union on Plum	Joint Venture	70%	229	28,200	19,700	25,700	21,100
Iowa State University - Union on Lincoln Way	Joint Venture	70%	537	51,900	36,300	47,300	39,100
Total - 2018 Deliveries			5,392	$649,200	$525,200	$612,600	$484,000

2019 Deliveries
University of Hawai'i - Hale Mahana	Joint Venture	90%	599	$109,600	$98,600	$106,300	$78,000
Total - 2019 Deliveries			599	$109,600	$98,600	$106,300	$78,000

Total Active Projects			9,692	$1,069,300	$919,400	$1,025,700	$608,800
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

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table presents our results of operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six months ended June 30,
	2017	2016	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$150,856	$131,873	$18,983	14.4%
Collegiate housing leasing operating expenses	59,215	51,055	8,160	16.0%
Net operating income	$91,641	$80,818	$10,823	13.4%

Development Consulting Services:
Third-party development consulting services	$2,971	$950	$2,021	212.7%
General and administrative(1)	1,021	1,285	(264)	(20.5)%
Net operating income (loss)	$1,950	$(335)	$2,285	(682.1)%

Management Services:
Third-party management services	$1,776	$1,591	$185	11.6%
General and administrative(1)	1,044	1,140	(96)	(8.4)%
Net operating income	$732	$451	$281	62.3%

Reconciliations:
Segment revenue	$155,603	$134,414	$21,189	15.8%
Operating expense reimbursements	4,237	4,105	132	3.2%
Total segment revenues	$159,840	$138,519	$21,321	15.4%

Segment operating expenses	$61,280	$53,480	$7,800	14.6%
Reimbursable operating expenses	4,237	4,105	132	3.2%
Total segment operating expenses	$65,517	$57,585	$7,932	13.8%

Segment net operating income	$94,323	$80,934	$13,389	16.5%
Other unallocated general and administrative expenses(2)	(10,376)	(9,012)	(1,364)	15.1%
Depreciation and amortization	(50,359)	(36,615)	(13,744)	37.5%
Ground lease	(6,022)	(5,605)	(417)	7.4%
Nonoperating expenses	(6,842)	(19,097)	12,255	(64.2)%
Other operating expenses(3)	(500)	—	(500)	—%
Equity in losses of unconsolidated entities	384	(137)	521	(380.3)%
Income before income taxes and gain on sale of collegiate housing properties	$20,608	$10,468	$10,140	96.9%

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
(3) Represents the change in fair value of contingent consideration liabilities associated with the 2016 acquisitions.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended June 30,		Favorable (Unfavorable)
	2017	2016
Total communities:
Occupancy
Physical(1)	86.7%	88.7%	(200	) bps
Economic(2)	88.0%	89.9%	(190	) bps
NarPOB(3)	$800	$753	$47
Other income per occupied bed(4)	$57	$54	$3
RevPOB(5)	$857	$807	$50
Operating expense per bed(6)	$292	$277	$(15)
Operating margin(7)	60.7%	61.3%	(60	) bps
Design Beds(8)	203,047	184,096	18,951

Same-communities(9):
Occupancy
Physical(1)	88.8%	89.9%	(110	) bps
Economic(2)	90.7%	91.8%	(110	) bps
NarPOB(3)	$799	$775	$24
Other income per occupied bed(4)	$54	$54	$—
RevPOB(5)	$853	$829	$24
Operating expense per bed(6)	$285	$272	$(13)
Operating margin(7)	62.4%	63.5%	(110	) bps
Design Beds(8)	157,002	157,002	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the six months ended June 30, 2017 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Six months ended June 30, 2016	$131,873	$51,055
Increase in same-community	1,984	2,045
Increase from 2016 development deliveries	8,668	1,800
Increase from 2016 acquisitions	8,145	3,264
Increase from 2017 acquisitions	5,296	1,744
Pre-opening expense on future developments	—	1,681
Decrease in other-communities	(468)	(99)
Decrease from sold communities	(4,642)	(2,275)
Six months ended June 30, 2017	$150,856	$59,215

The increase in same-community revenue of $2.0 million, or 1.7%, was attributable to a 2.9% increase in rental rates, which was offset by a decline of 1.1% in occupancy and a decrease of 0.1% in other income. Same-community operating expenses increased 2.0 million, or 4.8%, over the prior year due to an increase in real estate taxes.

The increase from the 2016 and 2017 acquisitions and the 2016 development deliveries relates to a full six months of operating results in the current period compared to the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2017 and 2016.

Development consulting services

The following table represents the development consulting revenue recognized by project for the six months ended June 30, 2017 and 2016 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017	2016	Difference
Clarion University of Pennsylvania	728	Development fee	$—	$30	$(30)
Shepherd University	298	Development fee	582	36	546
Bowles Hall	186	Development fee	626	764	(138)
Texas A&M - Commerce	490	Development fee	872	—	872
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	891	—	891
Purchasing fees	—	Purchasing fee	—	120	(120)
Third-party development consulting services total			$2,971	$950	$2,021

Third-party development consulting services revenue increased $2.0 million to $3.0 million for the six months ended June 30, 2017 as compared to the same period in 2016. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. In addition, we recognized $0.6 million of cost savings on the Bowles Hall project during the six months ended June 30, 2017.

General and administrative expenses for the segment decreased $0.3 million, or 20.5%, for the six months ended June 30, 2017 compared to the same period in the prior year. General and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Total management services revenue increased $0.2 million, or 11.6%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.1 million, or 8.4%, for the six months ended June 30, 2017 compared to the same period in the prior year. This decrease in general and administrative expenses allocated to third-party management services is correlated to the increase in the number of owned communities, and thus a lower allocation of costs to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.4 million, or 15.1%, during the six months ended June 30, 2017 over the same period in the prior year. The increase includes approximately $0.1 million in development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $13.7 million, or 37.5%, during the six months ended June 30, 2017 as compared to the same period in the prior year. Of the total increase in depreciation and amortization, $2.9 million is due to accelerated depreciation recorded during the six months ended June 30, 2017 related to the change in estimated useful life due to the redevelopment of Players Club (see Note 2 to the accompanying condensed consolidated financial statements) and $10.1 million is depreciation and amortization of in-place leases on the 2016 and 2017 acquisitions.

Ground lease expense

For the six months ended June 30, 2017, the cost of ground leases increased $0.4 million, or 7.4%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2016 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six months ended June 30,
	2017	2016	Change ($)	Change (%)
Interest expense, net of capitalized interest	$(6,090)	$(8,298)	$2,208	(26.6)%
Amortization of deferred financing costs	(779)	(937)	158	(16.9)%
Interest income	49	274	(225)	(82.1)%
Loss on extinguishment of debt	(22)	(10,136)	10,114	NM
Total nonoperating expenses	$(6,842)	$(19,097)	$12,255	(64.2)%

Total nonoperating expenses decreased $12.3 million for the six months ended June 30, 2017 compared to the same period in 2016. This decrease is due to a $10.1 million decrease in loss on extinguishment of debt and a $2.2 million reduction in interest expense over prior year resulting from the payoff of $183.9 million of mortgage and construction debt in 2016 and related prepayment penalties.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table presents our results of operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,
	2017	2016	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$70,071	$61,690	$8,381	13.6%
Collegiate housing leasing operating expenses	30,338	26,166	4,172	15.9%
Net operating income	$39,733	$35,524	$4,209	11.8%

Development Consulting Services:
Third-party development consulting services	$1,156	$467	$689	147.5%
General and administrative(1)	510	656	(146)	(22.3)%
Net operating income (loss)	$646	$(189)	$835	(441.8)%

Management Services:
Third-party management services	$831	$697	$134	19.2%
General and administrative(1)	509	567	(58)	(10.2)%
Net operating income	$322	$130	$192	147.7%

Reconciliations:
Segment revenue	$72,058	$62,854	$9,204	14.6%
Operating expense reimbursements	1,984	2,286	(302)	(13.2)%
Total segment revenues	$74,042	$65,140	$8,902	13.7%

Segment operating expenses	$31,357	$27,389	$3,968	14.5%
Reimbursable operating expenses	1,984	2,286	(302)	(13.2)%
Total segment operating expenses	$33,341	$29,675	$3,666	12.4%

Segment net operating income	$40,701	$35,465	$5,236	14.8%
Other unallocated general and administrative expenses(2)	(5,094)	(4,584)	(510)	11.1%
Depreciation and amortization	(24,520)	(19,099)	(5,421)	28.4%
Ground lease	(2,462)	(2,296)	(166)	7.2%
Nonoperating expenses	(3,403)	(4,108)	705	(17.2)%
Equity in earnings of unconsolidated entities	129	107	22	20.6%
Income before income taxes and gain on sale of collegiate housing properties	$5,351	$5,485	$(134)	(2.4)%
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
(2) Other unallocated general and administrative expenses includes costs directly attributable to our owned developments and corporate general and administrative expenses that are not allocated to any of the segments.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Favorable (Unfavorable)
	2017	2016
Total communities:
Occupancy
Physical(1)	79.9%	82.0%	(210	) bps
Economic(2)	80.8%	82.8%	(200	) bps
NarPOB(3)	$800	$749	$51
Other income per occupied bed(4)	$66	$63	$3
RevPOB(5)	$866	$812	$54
Operating expense per bed(6)	$300	$282	$(18)
Operating margin(7)	56.7%	57.6%	(90	) bps
Design Beds(8)	101,202	92,702	8,500

Same-communities(9):
Occupancy
Physical(1)	82.3%	83.2%	(90	) bps
Economic(2)	84.0%	84.8%	(80	) bps
NarPOB(3)	$799	$773	$26
Other income per occupied bed(4)	$61	$61	$—
RevPOB(5)	$860	$834	$26
Operating expense per bed(6)	$292	$279	$(13)
Operating margin(7)	58.8%	59.8%	(100	) bps
Design Beds(8)	78,501	78,501	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended June 30, 2017 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended June 30, 2016	$61,690	$26,166
Increase in same-community	1,121	988
Increase from 2016 development deliveries	3,428	870
Increase from 2016 acquisitions	3,289	1,320
Increase from 2017 acquisitions	2,953	976
Pre-opening expense on future developments	—	1,045
Decrease in other-communities	(289)	(46)
Decrease from sold communities	(2,121)	(981)
Three months ended June 30, 2017	$70,071	$30,338

The increase in same-community revenue of $1.1 million, or 2.1%, is due to a 3.1% increase in rental rates, which was offset by a 0.9% decline in occupancy and a 0.1% decrease in other income. Same-community operating expenses increased $1.0 million, or 4.5%, over the prior year due to an increase in real estate taxes and maintenance and repair expenses.

The increase from the 2016 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended June 30, 2017 compared to a partial quarter of operating results during the same period in the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2017.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended June 30, 2017 and 2016 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017	2016	Difference
Clarion University of Pennsylvania	728	Development fee	$—	$28	$(28)
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	422	—	422
Bowles Hall	186	Development fee	—	313	(313)
Shepherd University	298	Development fee	306	36	270
Texas A&M - Commerce	490	Development fee	428	—	428
Purchasing fees	—	Purchasing fee	—	90	(90)
Third-party development consulting services total			$1,156	$467	$689

Third-party development consulting services revenue increased $0.7 million to $1.2 million for the three months ended June 30, 2017 as compared to the same period in 2016. Third-party development consulting revenue fluctuates based on the number and timing of development jobs.

General and administrative expenses for the segment decreased $0.1 million, or 22.3%, for the three months ended June 30, 2017 compared to the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Management services revenue increased $0.1 million, or 19.2%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $58.0 thousand, or 10.2%, during the three months ended June 30, 2017 when compared to the same period in 2016. This decrease in general and administrative expenses allocated to third-party management services is correlated to the increase in the volume of owned communities, and thus a lower allocation of costs to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.5 million, or 11.1%, during the three months ended June 30, 2017 over the same period in the prior year. The increase includes approximately $0.4 million in development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $5.4 million, or 28.4%, during the three months ended June 30, 2017 as compared to the same period in the prior year. Of the total increase in depreciation and amortization, $1.1 million is due to accelerated depreciation recorded during the three months ended June 30, 2017 related to the change in estimated useful life due to the redevelopment of Players Club (see Note 2 to the accompanying condensed consolidated financial statements), $3.9 million is depreciation and amortization of in-place leases on the 2016 and 2017 acquisitions, and $1.4 million is depreciation on the 2016 developments.

Ground lease expense

For the three months ended June 30, 2017, the cost of ground leases increased $0.2 million, or 7.2%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2016 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Interest expense, net of capitalized interest	$(3,062)	$(3,635)	$573	(15.8)%
Amortization of deferred financing costs	(358)	(457)	99	(21.7)%
Interest income	17	200	(183)	(91.5)%
Loss on extinguishment of debt	—	(216)	216	(100.0)%
Total nonoperating expenses	$(3,403)	$(4,108)	$705	(17.2)%

Total nonoperating expenses decreased $0.7 million, or 17.2%, for the three months ended June 30, 2017 compared to the same period in 2016. This decrease is due to a $0.6 million reduction in interest expense over the prior year due to the significant amount of mortgage and construction debt prepaid in 2016 and an increase in capitalized interest related to the increase in activity in our development pipeline.

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

The following table presents a reconciliation of GAAP net income to FFO and Core FFO available to our stockholders and unitholders to net income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to Education Realty Trust, Inc.	$6,060	$17,655	$22,217	$34,324
Gain on sale of collegiate housing properties	(691)	(12,083)	(691)	(23,956)
Real estate related depreciation and amortization	24,050	18,695	49,405	35,808
Equity portion of real estate depreciation and amortization on equity investees	671	657	1,347	1,323
Noncontrolling interests	(224)	(88)	(116)	117
FFO available to stockholders and unitholders	29,866	24,836	72,162	47,616

FFO adjustments:
Loss on extinguishment of debt	—	216	22	10,136
Acquisition costs	2	178	27	238
Change in fair value of contingent consideration liability	—	—	500	—
Straight-line adjustment for ground leases	1,174	1,187	2,349	2,373
FFO adjustments	1,176	1,581	2,898	12,747
Core FFO available to stockholders and unitholders	$31,042	$26,417	$75,060	$60,363

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

The following is a reconciliation of our GAAP operating income to NOI for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating income	$8,625	$9,486	$27,066	$29,702
Less: Third-party development services revenue	1,156	467	2,971	950
Less: Third-party management services revenue	831	697	1,776	1,591
Plus: Other operating expense	—	—	500	—
Plus: Development and management services expenses	2,775	2,728	5,676	5,249
Plus: General and administrative expenses	3,338	3,079	6,765	6,188
Plus: Ground leases	2,462	2,296	6,022	5,605
Plus: Depreciation and amortization	24,520	19,099	50,359	36,615
NOI	$39,733	$35,524	$91,641	$80,818

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense, net of capitalized interest, and interest income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; (10) other operating expense related to noncash adjustments; (11) loss on extinguishment of debt; and (11) other non-operating expense. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended June 30, 2017 (in thousands):

	Six Months Ended June 30,	Plus: Year Ended December 31,	Less: Six Months ended June 30,	Trailing Twelve Months ended June 30,
	2017	2016	2016	2017
Net income attributable to Education Realty Trust, Inc. common stockholders	$22,217	$44,924	$34,324	$32,817
Straight line adjustment for ground leases	2,349	4,731	2,373	4,707
Acquisition costs	27	619	238	408
Depreciation and amortization	50,359	81,413	36,615	95,157
Loss on impairment of collegiate housing properties	—	2,500	—	2,500
Gain on sale of collegiate housing properties	(691)	(23,956)	(23,956)	(691)
Interest expense, net of capitalized interest	6,090	15,454	8,298	13,246
Amortization of deferred financing costs	779	1,731	937	1,573
Interest income	(49)	(490)	(274)	(265)
Loss on extinguishment of debt	22	10,611	10,136	497
Income tax expense (benefit)	(532)	684	140	12
Other operating expense - change in fair value of contingent consideration liability	500	1,046	—	1,546
Noncontrolling interests	(386)	(220)	(40)	(566)
Adjusted EBITDA	$80,685	$139,047	$68,791	$150,941

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

The following presents our GAAP debt to total assets and debt to gross assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Mortgage and construction loans, net of unamortized deferred financing costs	$29,751	$62,520
Unsecured revolving credit facility	345,000	20,000
Unsecured term loans, net of unamortized deferred financing costs	186,385	186,738
Unsecured senior notes, net of unamortized deferred financing costs	248,069	247,938
Total debt	$809,205	$517,196

Total assets	$2,802,943	$2,506,185

GAAP debt to total assets	28.9%	20.6%

Mortgage and construction loans, excluding unamortized deferred financing costs of $21 and $56 as of June 30, 2017 and December 31, 2016, respectively	$29,772	$62,576
Unsecured revolving credit facility	345,000	20,000
Unsecured term loan, excluding unamortized deferred financing costs of $1,115 and $762 as of June 30, 2017 and December 31, 2016, respectively	187,500	187,500
Unsecured senior notes, excluding unamortized deferred financing costs of $1,931 and $2,062 as of June 30, 2017 and December 31, 2016, respectively	250,000	250,000
Total debt, excluding unamortized deferred financing costs	$812,272	$520,076

Total assets	$2,802,943	$2,506,185
Accumulated depreciation(1)	343,132	315,634
Gross assets	$3,146,075	$2,821,819

Debt to gross assets	25.8%	18.4%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of June 30, 2017, we had $33.5 million cash on hand compared to $34.5 million cash on hand as of December 31, 2016.

During the six months ended June 30, 2017, we generated $69.2 million of cash from operations compared to $60.1 million over the same period in 2016. This increase of $9.1 million is attributable primarily to a $10.8 million increase in community-level net operating income over the prior year.

During the six months ended June 30, 2017, we used $313.8 million of cash in investing activities compared to $260.8 million over the same period in 2016. This increase in cash used for investing activities of $53.0 million is attributable primarily to the following:

•	an increase in cash spent on development activities of $61.2 million, and

•	a decrease in cash generated from the disposition of collegiate housing properties of $77.2 million (three dispositions in 2016 with one in 2017), partially offset by

•	a decrease in cash used to acquire collegiate housing properties of $83.0 million.

During the six months ended June 30, 2017, we generated $243.6 million of cash from financing activities compared to $397.4 million during the same period in 2016. This decrease of $153.7 million is attributable primarily to:

•	a decrease in repayments of mortgage and construction loans during the six months ended June 30, 2017 of $101.3 million compared to the same period in 2016,

•	a decrease in debt extinguishment costs of $10.3 million, and

•	a decrease in cash received from common stock offerings of $567.3 million, partially offset by

•	an increase in net borrowings on the line of credit of $325.0 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.56 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, funds for our active development projects, funds for debt repayment and, potentially, funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, recycling capital through potential asset sales and equity market activity, including sales of EdR common stock under our ATM Program or Forward Agreements. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Senior Unsecured Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our at-the-market equity offering program, additional follow on equity offerings or additional offerings of unsecured notes.

In January 2016, we completed a follow-on equity offering selling 6.3 million shares of our common stock for net proceeds of approximately $215.1 million. This offering improved our leverage metrics and provided additional balance sheet capacity to fund our current development pipeline and future acquisitions and development opportunities.

ATM Program

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs (the "2016 ATM Program" and "2017 ATM Program," respectively) whereby EdR is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock (see Note 9 to the accompanying Condensed Consolidated Financial Statements). Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. As of June 30, 2017, the Trust sold 7.3 million shares for aggregated net proceeds of $304.5 million under the 2016 and 2017 ATM Programs. These forward transactions can be settled, shares issued and proceeds received on various dates through December 2018. The Trust exhausted the 2016 ATM Program during the six months ended June 30, 2017. As of June 30, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, the Operating Partnership's Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”) has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of June 30, 2017, we were in compliance with all covenants of the Fifth Amended Revolver and had availability of $155.0 million as $345.0 million was outstanding. The effective interest rate applicable to the Fifth Amended Revolver was 2.48% at June 30, 2017.

Unsecured term loan facility

On January 18, 2017, the Operating Partnership and certain subsidiaries entered into the Second Amended and Restated Credit Agreement. Under the Second Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 18, 2022. The Second Amended and Restated Credit Agreement contains an accordion feature pursuant to which the borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of June 30, 2017, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement on November 19, 2014, which was superseded by the Second Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans through the Term Loans' initial maturity date (see Note 11 to the accompanying condensed consolidated financial statements). As of June 30, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

The Operating Partnership also entered into forward starting interest rate swaps concurrently with entry into the Second Amended and Restated Credit Agreement which extended the term of the Tranche B Term Loan (see Note 11 to the accompanying condensed consolidated financial statements). The forward starting interest rate swaps locks in LIBOR at 2.10% during the three year extension period.

At June 30, 2017 and December 31, 2016, the outstanding balance under the Term Loans was $186.4 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.1 million and $0.8 million, respectively, in the accompanying condensed consolidated balance sheets.

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of June 30, 2017, we were in compliance with all covenants.

Mortgage and construction debt

During the six months ended June 30, 2017, the Operating Partnership repaid in full certain variable rate mortgage debt secured by the University Towers collegiate housing community with an outstanding principal balance of $33.0 million. The loan was scheduled to mature on July 1, 2017.

Private placement notes

In April 2017, we locked rates on a total of $150 million in unsecured private placement notes. The notes are evenly split between a 12-year and a 15-year maturity and will bear an average fixed interest rate of 4.26%. We now anticipate closing the notes and receiving funding by the end of the third quarter of 2017, with the expectation that the proceeds will be used to pay down the balance on the revolving credit facility and for general corporate purposes. The current commitments have customary contingencies and closing of the transaction is not guaranteed.

Distributions

Distributions for the six months ended June 30, 2017 totaled $55.8 million, or $0.76 per share to our stockholders and $0.5 million, or $0.76 per OP Unit, to the limited partners in the Operating Partnership compared to cash provided by operations of $69.2 million, or $0.95 per weighted average share/unit.

Based on our closing share price of $38.75 on June 30, 2017, our total enterprise value was $3.6 billion. With net debt (total debt less cash) of $778.8 million as of June 30, 2017, our debt to enterprise value was 21.5% compared to 13.5% as of December 31, 2016. With gross assets of $3.1 billion, which excludes accumulated depreciation of $343.1 million, our debt to gross assets ratio was 25.8% as of June 30, 2017 as compared to 18.4% as of December 31, 2016.

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
We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with cash on hand, working capital, proceeds from equity issuances, including settlement of forward shares, borrowings under construction loans, our Fifth Amended Revolver or secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

During the six months ended June 30, 2017, we completed the following acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University, Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University, Alabama	February 2017	305	86	$28,500

These acquisitions were funded through borrowings under the Fifth Amended Revolver.

We currently have fifteen active development projects that we are developing for our ownership with our share of aggregate development costs of $1.0 billion. As of June 30, 2017, $310.6 million of the anticipated costs had been funded.

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

Commitments

For the six months ended June 30, 2017, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2016, except for the net decrease in long-term debt (which excludes the Fifth Amended Revolver) of $32.8 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the decrease in long-term debt, our contractual interest obligations have declined $5.3 million since December 31, 2016.

Long-term indebtedness

As of June 30, 2017, all but one of our communities were unencumbered by mortgage or construction debt. As of June 30, 2017, we had outstanding indebtedness of $809.2 million (net of unamortized deferred financing costs of $3.1 million). The scheduled future maturities of this indebtedness as of June 30, 2017 were as follows (in thousands):

Year
Six months ending December 31, 2017	$29,772
2018	345,000	(1)
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	250,000
Total	812,272
Unamortized deferred financing costs	(3,067)
Outstanding as of June 30, 2017, net of unamortized deferred financing costs	$809,205
(1) The Fifth Amended Revolver matures on November 19, 2018, and provides that the Operating Partnership may extend the maturity date by one year subject to certain conditions.

As of June 30, 2017, the outstanding construction debt had an interest rate of 2.80% and matures on October 20, 2017.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Fifth Amended Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Our current annual dividend target is $1.56 per share to our stockholders and per OP Unit to the Operating Partnership.

On July 13, 2017, the Board declared a second quarter distribution of $0.39 per share of common stock and OP Unit for the quarter ended June 30, 2017. The distributions will be paid on August 15, 2017 to stockholders and unitholders of record at the close of business on July 31, 2017.

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		June 30, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,741	n/a	$5,685	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	55,397	8,767	27,699	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,868	7,230	17,434	3,615	34,914	7,230	17,457	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project (see Note 6 to the accompanying condensed consolidated financial statements). The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. As of June 30, 2017, $37.2 million had been drawn on the construction loan, of which $7.4 million was attributable to LeylandAlliance LLC, and has not been included in our accompanying condensed consolidated financial statements.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2017, we had fixed rate debt of $250.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $15.5 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $16.7 million increase in the fair value of our fixed rate debt.

As of June 30, 2017, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the six months ended June 30, 2017, our interest costs would have been approximately $1.1 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through the six months ended June 30, 2017 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.8 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2017, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2017, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the six months ended June 30, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were no repurchases during the three months ended June 30, 2017.

The following table summarizes all of these repurchases during the second quarter of 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	—	$—	—	—
May 1 – 31, 2017	—	$—	—	—
June 1 – 30, 2017	—	$—	—	—
Total	—	$—	—	—
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

During the three months ended June 30, 2017, in connection with the DRSPP, we directed the plan administrator to purchase 354 shares of our common stock in the open market for a total of $13,458 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the second quarter of 2017. We also directed the plan administrator to purchase 194 shares of our common stock for $7,705 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	84	$40.26	—	—
May 1 – 31, 2017	411	$37.99	—	—
June 1 – 30, 2017	53	$39.56	—	—
Total	548	$38.62	—	—
(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. Our Board of Directors authorized the issuance of 4,000,000 shares of common stock under the DRSPP.

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

Education Realty Trust, Inc.
Date: July 31, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: July 31, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1
Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-217895), filed on May 11, 2017).

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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).