Form 10-Q
period 2017-09-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2017-10-30
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of October 27, 2017, Education Realty Trust, Inc. had 75,752,932 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2017 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is wholly-owned by EdR. As of September 30, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
Form 10-Q
For the Quarter Ended September 30, 2017

PART I - Financial Information

Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Collegiate housing properties, net	$2,453,702	$2,108,706
Assets under development	348,653	289,942
Cash and cash equivalents	47,462	34,475
Restricted cash	6,020	7,838
Other assets	70,242	65,224
Total assets	$2,926,079	$2,506,185

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	$778,309	$454,676
Mortgage and construction loans, net of unamortized deferred financing costs	29,772	62,520
Accounts payable and accrued expenses	181,676	127,872
Deferred revenue	32,479	20,727
Total liabilities	1,022,236	665,795

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	55,171	38,949

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 75,751,216 and 73,075,455 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	757	731
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,849,112	1,802,852
Retained earnings	—	—
Accumulated other comprehensive loss	(2,484)	(3,564)
Total Education Realty Trust, Inc. stockholders’ equity	1,847,385	1,800,019
Noncontrolling interests	1,287	1,422
Total equity	1,848,672	1,801,441
Total liabilities and equity	$2,926,079	$2,506,185

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Collegiate housing leasing revenue	$71,085	$61,877	$221,941	$193,750
Third-party development consulting services	1,222	778	4,193	1,728
Third-party management services	858	965	2,634	2,556
Operating expense reimbursements	2,195	2,605	6,432	6,710
Total revenues	75,360	66,225	235,200	204,744
Operating expenses:
Collegiate housing leasing operations	37,076	32,512	96,291	83,567
Development and management services	5,218	2,716	10,894	7,965
General and administrative	2,820	2,701	9,585	8,889
Depreciation and amortization	22,449	22,336	72,808	58,951
Ground lease expense	3,437	3,224	9,459	8,829
Other operating income	(1,704)	(1,100)	(1,204)	(1,100)
Reimbursable operating expenses	2,195	2,605	6,432	6,710
Total operating expenses	71,491	64,994	204,265	173,811

Operating income	3,869	1,231	30,935	30,933

Nonoperating expenses (income) :
Interest expense, net of capitalized interest	4,284	3,811	10,374	12,109
Amortization of deferred financing costs	406	443	1,185	1,380
Interest income	(17)	(155)	(66)	(429)
Loss on extinguishment of debt	—	475	22	10,611
Total nonoperating expenses	4,673	4,574	11,515	23,671
(Loss) income before equity in (losses) earnings of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	(804)	(3,343)	19,420	7,262
Equity in (losses) earnings of unconsolidated entities	(243)	(480)	141	(617)
(Loss) income before income taxes and gain on sale of collegiate housing properties	(1,047)	(3,823)	19,561	6,645
Income tax (benefit) expense	(416)	84	(948)	224
(Loss) income before gain on sale of collegiate housing properties	(631)	(3,907)	20,509	6,421
Gain on sale of collegiate housing properties	—	—	691	23,956
Net (loss) income	(631)	(3,907)	21,200	30,377
Less: Net loss attributable to the noncontrolling interests	(476)	(374)	(862)	(414)
Net (loss) income attributable to Education Realty Trust, Inc.	$(155)	$(3,533)	$22,062	$30,791

See accompanying notes to the condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Comprehensive (loss) income:
Net (loss) income	$(631)	$(3,907)	$21,200	$30,377
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	367	1,651	1,080	(2,837)
Comprehensive (loss) income	(264)	(2,256)	22,280	27,540
Less: Comprehensive loss attributable to the noncontrolling interests	(476)	(374)	(862)	(414)
Comprehensive income (loss) attributable to Education Realty Trust, Inc.	$212	$(1,882)	$23,142	$27,954

Earnings per share information:
Net (loss) income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted	$(0.01)	$(0.05)	$0.27	$0.45

Distributions per share of common stock	$0.39	$0.38	$1.15	$1.12

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	73,687	73,205	73,606	67,979
Weighted average common shares outstanding – diluted	73,687	73,205	73,820	68,281

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Proceeds from issuance of common stock, net of offering costs	16,151,647	161	625,146	—	—	—	625,307
Amortization of restricted stock and long-term incentive plan awards	5,945	—	2,201	—	—	—	2,201
Common stock issued to officers and directors	10,800	—	450	—	—	—	450
Cash dividends	—	—	(66,844)	(8,793)	—	(125)	(75,762)
Contributions from noncontrolling interests	—	—	—	—	—	13,502	13,502
Purchase of noncontrolling interests	—	—	(8,442)	—	—	(8,237)	(16,679)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,134)	—	—	—	(2,134)
Comprehensive income (loss)	—	—	—	30,791	(2,837)	(246)	27,708
Balance, September 30, 2016	73,047,395	$730	$1,813,980	$—	$(8,312)	$13,065	$1,819,463

Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441
Proceeds from issuance of common stock, net of offering costs	2,666,384	26	110,433	—	—	—	110,459
Amortization of long-term incentive plan awards	6	—	2,202	—	—	—	2,202
Surrender of shares to cover taxes on vesting of restricted shares	(3,283)	—	(2,564)	—	—	—	(2,564)
Common stock issued to officers and directors	12,654	—	480	—	—	—	480
Cash dividends	—	—	(62,137)	(22,062)	—	—	(84,199)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(223)	—	—	—	(223)
Accretion of redeemable noncontrolling interests	—	—	(1,931)	—	—	—	(1,931)
Comprehensive income (loss)	—	—	—	22,062	1,080	(135)	23,007
Balance, September 30, 2017	75,751,216	$757	$1,849,112	$—	$(2,484)	$1,287	$1,848,672

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$21,200	$30,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,808	58,951
Deferred tax expense	662	—
Excess tax benefit related to the vesting of restricted stock	(1,610)	—
Loss on disposal of assets	250	69
Gain on sale of collegiate housing properties	(691)	(23,956)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,526	3,556
Loss on extinguishment of debt	22	10,611
Amortization of deferred financing costs	1,185	1,380
Amortization of unamortized debt premiums	—	(49)
Distributions of earnings from unconsolidated entities	2,932	249
Noncash compensation expense related to stock-based incentive awards	2,738	2,978
Equity in (earnings) losses of unconsolidated entities	(141)	617
Change in operating assets and liabilities	18,001	14,839
Net cash provided by operating activities (net of acquisitions)	120,882	99,622

Investing activities:
Property acquisitions	(127,647)	(267,425)
Purchase of corporate assets	(1,420)	(1,029)
Restricted cash	1,818	2,292
Investment in collegiate housing properties	(13,247)	(19,407)
Proceeds from sale of collegiate housing properties	17,738	94,951
Collections on notes receivable	—	1,667
Earnest money deposits	(215)	(400)
Investment in assets under development	(312,455)	(213,518)
Distributions from unconsolidated entities	153	266
Net cash used in investing activities	(435,275)	(402,603)

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30,
	2017	2016
Financing activities:
Payment of mortgage and construction loans	(32,950)	(183,687)
Borrowings under construction loans	146	40,963
Borrowings on senior unsecured notes	150,000	—
Debt issuance costs	(775)	(607)
Debt extinguishment costs	—	(10,290)
Borrowings on line of credit	447,000	—
Repayments of line of credit	(273,000)	—
Proceeds from issuance of common stock	110,000	625,242
Payment of offering costs	(341)	(766)
Purchase and return of equity to noncontrolling interests	—	(19,589)
Contributions from noncontrolling interests	14,789	10,540
Dividends and distributions paid to common and restricted stockholders	(84,198)	(75,637)
Dividends and distributions paid to noncontrolling interests	(728)	(462)
Repurchases of common stock for payments of restricted stock tax withholding	(2,563)	(315)
Redemption of OP Units for cash	—	(667)
Net cash provided by financing activities	327,380	384,725
Net increase in cash and cash equivalents	12,987	81,744
Cash and cash equivalents, beginning of period	34,475	33,742
Cash and cash equivalents, end of period	$47,462	$115,486

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$6,799	$9,854
Income taxes paid	$278	$238

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,138	$938
Capital expenditures in accounts payable and accrued expenses related to developments	$72,061	$30,022

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Collegiate housing properties, net	$2,453,702	$2,108,706
Assets under development	348,653	289,942
Cash and cash equivalents	47,462	34,475
Restricted cash	6,020	7,838
Other assets	70,242	65,224
Total assets	$2,926,079	$2,506,185

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	$778,309	$454,676
Mortgage and construction loans, net of unamortized deferred financing costs	29,772	62,520
Accounts payable and accrued expenses	181,676	127,872
Deferred revenue	32,479	20,727
Total liabilities	1,022,236	665,795

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	5,667	6,789

Redeemable noncontrolling interests	49,504	32,160

Partners' capital:
General partner - 6,920 units outstanding as of September 30, 2017 and December 31, 2016	176	178
Limited partners - 75,744,296 and 73,068,535 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,849,693	1,803,405
Accumulated other comprehensive loss	(2,484)	(3,564)
Total partners' capital	1,847,385	1,800,019
Noncontrolling interests	1,287	1,422
Total capital	1,848,672	1,801,441
Total liabilities and partners' capital	$2,926,079	$2,506,185

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Collegiate housing leasing revenue	$71,085	$61,877	$221,941	$193,750
Third-party development consulting services	1,222	778	4,193	1,728
Third-party management services	858	965	2,634	2,556
Operating expense reimbursements	2,195	2,605	6,432	6,710
Total revenues	75,360	66,225	235,200	204,744
Operating expenses:
Collegiate housing leasing operations	37,076	32,512	96,291	83,567
Development and management services	5,218	2,716	10,894	7,965
General and administrative	2,820	2,701	9,585	8,889
Depreciation and amortization	22,449	22,336	72,808	58,951
Ground lease expense	3,437	3,224	9,459	8,829
Other operating income	(1,704)	(1,100)	(1,204)	(1,100)
Reimbursable operating expenses	2,195	2,605	6,432	6,710
Total operating expenses	71,491	64,994	204,265	173,811

Operating income	3,869	1,231	30,935	30,933

Nonoperating expenses (income):
Interest expense, net of capitalized interest	4,284	3,811	10,374	12,109
Amortization of deferred financing costs	406	443	1,185	1,380
Interest income	(17)	(155)	(66)	(429)
Loss on extinguishment of debt	—	475	22	10,611
Total nonoperating expenses	4,673	4,574	11,515	23,671
(Loss) income before equity in (losses) earnings of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	(804)	(3,343)	19,420	7,262
Equity in (losses) earnings of unconsolidated entities	(243)	(480)	141	(617)
(Loss) income before income taxes and gain on sale of collegiate housing properties	(1,047)	(3,823)	19,561	6,645
Income tax (benefit) expense	(416)	84	(948)	224
(Loss) income before gain on sale of collegiate housing properties	(631)	(3,907)	20,509	6,421
Gain on sale of collegiate housing properties	—	—	691	23,956
Net (loss) income	(631)	(3,907)	21,200	30,377
Less: Net loss attributable to the noncontrolling interests	(474)	(360)	(906)	(511)
Net (loss) income attributable to Education Realty Operating Partnership L.P.	$(157)	$(3,547)	$22,106	$30,888

See accompanying notes to the condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Comprehensive (loss) income:
Net (loss) income	$(631)	$(3,907)	$21,200	$30,377
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	367	1,651	1,080	(2,837)
Comprehensive (loss) income	(264)	(2,256)	22,280	27,540
Less: Comprehensive loss attributable to the noncontrolling interests	(474)	(360)	(906)	(511)
Comprehensive income (loss) attributable to unitholders	$210	$(1,896)	$23,186	$28,051

Earnings per unit information:
Net (loss) income attributable to unitholders – basic and diluted	$(0.01)	$(0.05)	$0.27	$0.45

Distributions per unit	$0.39	$0.38	$1.15	$1.12

Weighted average units outstanding:
Weighted average units outstanding – basic	73,819	73,399	73,747	68,182
Weighted average units outstanding – diluted	73,819	73,399	73,821	68,281

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990	$(5,475)	$8,171	$1,244,870
Vesting of restricted stock and restricted stock units	—	—	10,800	450	—	—	450
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	16,151,647	625,307	—	—	625,307
Amortization of restricted stock and long-term incentive plan awards	—	—	5,945	2,201	—	—	2,201
Distributions	—	(3)	—	(75,634)	—	(125)	(75,762)
Contributions from noncontrolling interests	—	—	—	—	—	13,502	13,502
Purchase of noncontrolling interests	—	—	—	(8,442)	—	(8,237)	(16,679)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(2,134)	—	—	(2,134)
Comprehensive income (loss)	—	2	—	30,789	(2,837)	(246)	27,708
Balance, September 30, 2016	6,920	$183	73,040,475	$1,814,527	$(8,312)	$13,065	$1,819,463

Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405	$(3,564)	$1,422	$1,801,441
Vesting of restricted stock and restricted stock units	—	—	12,654	480	—	—	480
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	2,666,384	110,459	—	—	110,459
Amortization of long-term incentive plan awards	—	—	6	2,202	—	—	2,202
Surrender of shares to cover taxes on vesting of restricted shares	—	—	(3,283)	(2,564)	—	—	(2,564)
Distributions	—	(3)	—	(84,196)	—	—	(84,199)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(223)	—	—	(223)
Accretion of redeemable noncontrolling interests	—	—	—	(1,931)	—	—	(1,931)
Comprehensive income (loss)	—	1	—	22,061	1,080	(135)	23,007
Balance, September 30, 2017	6,920	$176	75,744,296	$1,849,693	$(2,484)	$1,287	$1,848,672

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$21,200	$30,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,808	58,951
Deferred tax expense	662	—
Excess tax benefit related to the vesting of restricted stock	(1,610)	—
Loss on disposal of assets	250	69
Gain on sale of collegiate housing properties	(691)	(23,956)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	3,526	3,556
Loss on extinguishment of debt	22	10,611
Amortization of deferred financing costs	1,185	1,380
Amortization of unamortized debt premiums	—	(49)
Distributions of earnings from unconsolidated entities	2,932	249
Noncash compensation expense related to stock-based incentive awards	2,738	2,978
Equity in (earnings) losses of unconsolidated entities	(141)	617
Change in operating assets and liabilities	18,001	14,839
Net cash provided by operating activities (net of acquisitions)	120,882	99,622

Investing activities:
Property acquisitions	(127,647)	(267,425)
Purchase of corporate assets	(1,420)	(1,029)
Restricted cash	1,818	2,292
Investment in collegiate housing properties	(13,247)	(19,407)
Proceeds from sale of collegiate housing properties	17,738	94,951
Collections on notes receivable	—	1,667
Earnest money deposits	(215)	(400)
Investment in assets under development	(312,455)	(213,518)
Distributions from unconsolidated entities	153	266
Net cash used in investing activities	(435,275)	(402,603)

Financing activities:
Payment of mortgage and construction loans	(32,950)	(183,687)
Borrowings under construction loans	146	40,963
Borrowings on senior unsecured notes	150,000	—
Debt issuance costs	(775)	(607)
Debt extinguishment costs	—	(10,290)
Borrowings on line of credit	447,000	—
Repayments of line of credit	(273,000)	—
Proceeds from issuance of common units in exchange for contributions	110,000	625,242
Payment of offering costs	(341)	(766)

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended September 30,
	2017	2016
Purchase and return of equity to noncontrolling interests	—	(19,589)
Contributions from noncontrolling interests	14,789	10,540
Distributions paid on unvested restricted stock and long-term incentive plan awards	(446)	(288)
Distributions paid to unitholders	(83,752)	(75,349)
Distributions paid to noncontrolling interests	(728)	(462)
Repurchases of units for payments of restricted stock tax withholding	(2,563)	(315)
Redemption of OP Units for cash	—	(667)
Net cash provided by financing activities	327,380	384,725
Net increase in cash and cash equivalents	12,987	81,744
Cash and cash equivalents, beginning of period	34,475	33,742
Cash and cash equivalents, end of period	$47,462	$115,486

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$6,799	$9,854
Income taxes paid	$278	$238

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,138	$938
Capital expenditures in accounts payable and accrued expenses related to developments	$72,061	$30,022

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is wholly-owned by EdR. As of September 30, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available and other market participant data. During the nine months ended September 30, 2017 and 2016, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the nine months ended September 30, 2017 and 2016 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income.

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $2.9 million of accelerated depreciation during the nine months ended September 30, 2017 related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the nine months ended September 30, 2017 was $0.04. The depreciable assets were fully depreciated and subsequently written off when demolition began in the second quarter of 2017.

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

The Trust had no unrecognized tax benefits as of September 30, 2017 and December 31, 2016. The Trust and its subsidiaries file federal and state income tax returns. As of September 30, 2017, open tax years generally included tax years for 2014, 2015 and 2016. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For the three and nine months ended September 30, 2017 and 2016, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually for impairment as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the carrying value of the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through September 30, 2017. The carrying value of goodwill was $3.1 million as of September 30, 2017 and December 31, 2016, of which $2.1 million was recorded on the management services reportable segment and $0.9 million was recorded on the development consulting services reportable segment. Goodwill is not subject to amortization.

Other intangible assets generally include in-place leases acquired in connection with acquisitions of collegiate housing properties. As of September 30, 2017 and December 31, 2016, gross in-place leases totaled $12.2 million and $7.4 million, respectively, and are being amortized over the life of the remaining lease term, which is generally less than one year. Amortization expense totaled $1.0 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense totaled $7.4 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, accumulated amortization totaled $11.0 million and $3.6 million, respectively. The carrying value of other intangible assets was $1.2 million and $3.8 million as of September 30, 2017 and December 31, 2016, respectively.

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

Earnings per share

Earnings per Share - The Trust

Basic earnings per share is calculated by dividing net income available to common stockholders after accretion of redeemable noncontrolling interests by weighted average shares of common stock outstanding, including outstanding units in the Operating Partnership designated as LTIP Units ("LTIP Units"). Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements (see Note 9) using the treasury stock method. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock and LTIP Units being included in the computation of basic earnings per share for all periods presented. When noncontrolling interests are redeemable at other than fair value, increases or decreases in the carrying amount of the redeemable noncontrolling interests are reflected in earnings per share using the two-class method.

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

Recent accounting pronouncements

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Trust to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year the Trust adopts the update. While the Trust continues to assess the impact of the standard, the Trust currently expects adoption will have an immaterial impact on the consolidated financial statements and anticipates early adopting on January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Trust anticipates retrospectively adopting this guidance on January 1, 2018. The Trust's analysis indicates the adoption of this ASU will result in the change in restricted cash to no longer be presented in the statement of cash flows as an investing cash flow.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, on a modified retrospective basis. The Trust's primary revenue is collegiate housing rental income; as such, the Trust is a lessor on a significant number of leases. The Trust is continuing to evaluate the potential impact of the ASU and believes it will continue to account for its leases in substantially the same manner due to the short-term nature (less than 12 months) of the leases. The most significant change for the Trust relates to ground lease agreements, which could result in recording the right-of-use asset and related liability on the balance sheet. The Trust plans to adopt ASU 2016-02 effective January 1, 2019 and is continuing to evaluate and quantify the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08 that is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The effective dates of these amendments are the same as ASU 2014-09. The Trust plans to adopt the new revenue standard using the modified retrospective approach as of January 1, 2018, and is currently evaluating each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. The Trust does not expect the adoption of this standard to have a material impact on its consolidated financial statements, as a substantial portion (approximately 85%) of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09. Additional impact of this ASU is expected upon adoption of ASU 2016-02 related to the accounting for leases as certain lease revenue streams will be required to be evaluated as non-lease components. The Trust's other non-lease related revenue streams, which are being evaluated under ASU 2014-09 and related guidance, include but are not limited to third-party development consulting services, third-party management services, operating expense reimbursements and other income from residents.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2017 Acquisitions

During the nine months ended September 30, 2017, the Trust completed the following two collegiate housing property acquisitions, which were determined to be asset acquisitions under ASU 2017-01:

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

The $3.5 million difference between the contracted price of $287.1 million and the net assets set forth in the table above primarily relates to contingent consideration related to the acquisition of The Hub at Madison. The remaining difference between the contracted price and the net assets set forth above represents working capital and other liabilities that were not part of the contractual purchase price, but were acquired. The contingent consideration liability relates to the future operating performance of the property and was initially estimated at $5.3 million. $3.1 million of the $5.3 million contingent consideration was paid out during 2016. At December 31, 2016, $2.3 million was estimated and recorded as a contingent consideration liability, based upon probability of achieving certain operating performance metrics primarily related to the 2017/2018 lease year. The estimated range of possible outcomes was between $0.0 million and $4.5 million at December 31, 2016. During the nine months ended September 30, 2017, the Trust revised the liability estimate related to the contingent consideration liability as final leasing results for the property for the 2017/2018 lease year became known. As a result the Trust recognized $1.7 million in other operating income during the three months ended September 30, 2017.

In connection with the acquisition of Urbane, the Trust formed a limited liability company to acquire an interest in the legal entity owning the collegiate housing property. In addition to the $10.0 million capital contribution, the Trust advanced $23.6 million to the seller. Under the terms of the agreement, the Trust has a call exercisable on or after September 8, 2017 to acquire the remaining ownership interest from the seller and the seller similarly has a put to sell their interests to the Trust. The exercise price is substantially fixed and the exercise dates are within one month of each other. The Trust evaluated the LLC as a VIE and determined it was the primary beneficiary because it directs the activities that most significantly impact the economic performance of the entity. Therefore, the Trust has consolidated the VIE since the date of acquisition. The put and call arrangement was evaluated, and it was determined the noncontrolling interests represent a liability because of the substantially fixed exercise prices and stated exercise dates; therefore, the economic substance was a financing arrangement. The Trust has recorded the liability at the present value of the fixed price settlement amount ($14.9 million reflected in accounts payable and accrued expenses) and will accrete the liability to the fixed price over the contractual term. The amount recorded at September 30, 2017 and December 31, 2016 approximated the redemption or settlement amount due to the short term of the contractual period. No earnings have been attributed to noncontrolling interests in the accompanying condensed consolidated statements of net income and comprehensive income.

The Trust is also obligated to pay the seller of Urbane contingent consideration of up to $1.5 million if certain performance conditions are met for the 2017/2018 lease year. Conversely, if the operating performance of the property does not achieve certain performance metrics, the seller is required to reimburse the Trust for up to $1.5 million of the purchase price. Based on the assessment of the probability of achieving the performance metrics as of the acquisition date, no contingent consideration was initially recorded at the acquisition date. As of September 30, 2017 and December 31, 2016, $1.5 million and $1.0 million, respectively, was estimated and recorded as a contingent consideration liability, based upon probability of achieving certain operating performance metrics.

The unaudited pro forma information for the 2016 acquisitions presented below for the nine months ended September 30, 2016 and 2015 assumes an acquisition date of January 1, 2015 and is not necessarily indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Nine months ended September 30,
	2016 (1)	2015 (1) (2)
Total revenue attributable to the Trust and EROP	$209,479	$182,185
Net income attributable to the Trust	$26,020	$3,461
Net income per share attributable to common shareholders - basic and diluted	$0.38	$0.07

Net income attributable to EROP	$26,105	$3,482
Net income per unit attributable to unitholders - basic and diluted	$0.38	$0.07
(1) As Urbane first opened for the 2016/2017 lease year (August 2016), supplemental pro forma revenue and net income information is not included for the nine months ended September 30, 2015. Supplemental pro forma and net income for the nine months ended September 30, 2016 includes two months of operations.
(2) As the Lokal and Hub at Madison first opened for the 2015/2016 lease year (August 2015), supplemental pro forma revenue and net income information only includes two months of operations.

For the nine months ended September 30, 2016, actual revenue and net income from the 2016 property acquisitions included in the accompanying condensed consolidated statements of income and comprehensive income since the respective dates of acquisition was $4.9 million and $2.9 million, respectively.

Development of collegiate housing properties

During the nine months ended September 30, 2017, the Trust completed the development of the following communities which opened for the 2017/2018 lease year. The costs incurred as of September 30, 2017 for the owned communities represent the balance capitalized in collegiate housing properties, net as of September 30, 2017 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of September 30, 2017	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2017		Three months ended September 30, 2017
University Flats	University of Kentucky	771	$75,099	$249	$1,617	$116	$351
Sawtooth Hall	Boise State University	656	41,097	252	639	119	156
Lewis Hall	University of Kentucky	346	30,894	206	538	77	137
SkyVue	Michigan State University	824	87,008	153	1,757	74	433
The Local: Downtown	Texas State University	304	30,089	129	393	55	34
The Woods - Phase I	Northern Michigan University	417	25,732	83	212	29	90
Total		3,318	$289,919	$1,072	$5,156	$470	$1,201

During prior years, the Trust developed the following communities which opened for the 2016/2017 lease year. The costs incurred represent the balance capitalized in collegiate housing properties, net as of December 31, 2016 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2016	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Nine months ended September 30, 2016		Three months ended September 30, 2016
Holmes Hall and Boyd Hall	University of Kentucky	1,141	$85,691	$339	$1,900	$178	$479
Retreat at Blacksburg - Phase I & II	Virginia Tech	829	64,549	143	709	69	155
Retreat at Oxford - Phase II	University of Mississippi	350	26,745	58	590	19	141
Total		2,320	$176,985	$540	$3,199	$266	$775

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying condensed consolidated balance sheets until the community is completed and opened. The following represents a summary of active developments as of September 30, 2017, including internal development costs and interest costs capitalized (dollars in thousands):

Name	Costs Incurred as of September 30, 2017	Internal Development Costs Capitalized		Interest Costs Capitalized		Internal Development Costs Capitalized		Interest Costs Capitalized
		Nine months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Three months ended September 30,
		2017	2016	2017	2016	2017	2016	2017	2016
One on 4th	$39,543	$111	$85	$704	$103	$27	$31	$270	$40
Maplewood	18,375	222	36	170	8	59	27	90	7
The Woods - Phase II and III	24,750	166	145	425	14	58	123	180	13
University of Pittsburgh	50,831	104	66	654	93	49	66	277	93
Players Club Redevelopment	11,879	112	46	48	12	45	13	24	8
Hale Mahana	46,986	118	—	752	—	41	—	286	—
Hub at Minneapolis	39,343	76	—	233	—	33	—	129	—
Union at Tempe	80,812	166	—	1,039	—	64	—	456	—
Union on Lincoln Way	18,980	91	—	165	—	33	—	97	—
Union on Plum	11,225	103	—	98	—	36	—	54	—
Undeveloped land	5,929	3	—	43	—	3	—	43	—
Total active projects under development	$348,653	$1,272	$378	$4,331	$230	$448	$260	$1,906	$161

As of September 30, 2017, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $352.5 million to complete these developments.

4. Disposition of real estate investments

During the nine months ended September 30, 2017, the Trust sold The Reserve on Stinson collegiate housing community located in Norman, Oklahoma for a gross sales price of approximately $18.2 million. The Trust received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition.

During the nine months ended September 30, 2016, the Trust sold the communities set forth in the table below for approximately $96.6 million. The Trust received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized a $24.0 million gain on these dispositions.

Name	Primary University Served	Disposition Date	# of Beds	# of Units	Gross Sales Price
605 West	Duke University	March 2016	384	340	$54,550
The Reserve at Athens	University of Georgia	June 2016	612	200	25,000
The Commons at Tallahassee	Florida State University	June 2016	732	252	17,000

The net income attributable to all disposed properties is included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

5. Investments in unconsolidated entities

As of September 30, 2017 and December 31, 2016, the Trust had investments in the following unconsolidated joint ventures (see Note 2), all of which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the unconsolidated joint ventures for the nine months ended September 30, 2017 and 2016 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the nine months ended September 30,	2017	2016
Revenues	$31,829	$26,748
Net income (loss) (1)	$377	$(781)
Equity in earnings (losses) of unconsolidated entities	$141	$(617)
(1) Net income for the periods presented above equals income from continuing operations.

As of September 30, 2017 and December 31, 2016, the Trust had $24.1 million and $27.0 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, liabilities are recorded totaling $2.1 million and $1.9 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

6. Debt

As of September 30, 2017 and December 31, 2016 , the Trust had the following debt outstanding:

	September 30, 2017	December 31, 2016
Unsecured indebtedness:
Revolving credit facility	194,000	20,000
Term loan	187,500	187,500
Senior notes	250,000	250,000
Private placement notes	150,000	—
Total	781,500	457,500
Less: Unamortized deferred financing costs	(3,191)	(2,824)
Unsecured indebtedness, net	778,309	454,676
Mortgage and construction loans, net of unamortized deferred financing costs	29,772	62,520
Total outstanding debt, net of unamortized deferred financing costs	$808,081	$517,196

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Fifth Amended Revolver. The interest rate per annum applicable to the Fifth Amended Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate ("LIBOR") plus an applicable margin based upon our leverage. As of September 30, 2017, the interest rate applicable to the Fifth Amended Revolver was 2.49%. If amounts are drawn, due to the fact that the Fifth Amended Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on outstanding commitments. As of September 30, 2017, the Trust's remaining availability was $306.0 million at September 30, 2017.

The Fifth Amended Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of funds from operations ("FFO") except to comply with the legal requirements to maintain REIT status. As of September 30, 2017, the Operating Partnership was in compliance with all covenants under the Fifth Amended Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At September 30, 2017 and December 31, 2016, the aggregate outstanding balance under the Term Loans was $186.5 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.0 million and $0.8 million, respectively, in the accompanying condensed consolidated balance sheets.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of September 30, 2017, the Operating Partnership was in compliance with all covenants of the Second Amended and Restated Credit Agreement.

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

As of September 30, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At September 30, 2017 and December 31, 2016, the outstanding balance under the Unsecured Senior Notes was $248.1 million and $247.9 million, respectively, which is presented net of unamortized deferred financing costs of $1.9 million and $2.1 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2017, the Operating Partnership was in compliance with all covenants.

Private placement notes

On August 31, 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured senior notes in a private placement transaction. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Senior A Notes”), and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. Proceeds from issuance of the Notes were used to repay a portion of the outstanding balance on the Fifth Amended Revolver. At September 30, 2017, the outstanding principal balance on the Notes was $149.7 million, which is presented net of unamortized deferred financing costs of $0.3 million.

The Notes contain customary affirmative and negative covenants substantially similar to those in the Fifth Amended Revolver and Second Amended and Restated Credit Agreement. Additionally, the Notes contain cross-default provisions if the Operating
Partnership defaults on other indebtedness exceeding a threshold of $35.0 million. As of September 30, 2017, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

As of September 30, 2017 and December 31, 2016, mortgage and construction notes payable consist of the following, which were secured by the underlying collegiate housing properties (dollars in thousands):

	Outstanding Balance at
Property	September 30, 2017	December 31, 2016	Interest Rate at September 30, 2017	Interest Rate Type	Maturity Date
University Towers	$—	$32,950	n/a
Mortgage Debt	—	32,950	n/a

The Oaks on the Square - Phase IV	29,772	29,626	2.99%	Variable	10/20/2017
Construction Loans	29,772	29,626	2.99%

Total mortgage and construction debt / weighted average rate	29,772	62,576	2.99%
Unamortized deferred financing costs	—	(56)
Total net of unamortized deferred financing costs	29,772	62,520
Less current portion, net of unamortized deferred financing costs	(29,772)	(62,520)
Total mortgage and construction debt, net of current portion	$—	$—

Mortgage debt and construction loans

During the nine months ended September 30, 2017, the Operating Partnership repaid in full the variable-rate mortgage debt secured by the University Towers collegiate housing property, which had an unpaid principal balance of $33.0 million. The interest rate was 2.9% per annum and the mortgaged debt was scheduled to mature on July 1, 2017.

The construction loan secured by the Oaks of the Square - Phase IV contains customary financial covenants, such as minimum debt service ratios. As of September 30, 2017, the Operating Partnership was in compliance with all covenants. In October 2017, the Operating Partnership repaid in full the construction loan.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the nine months ended September 30, 2017 and the year ended December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Balance, beginning of period	$62,520	$204,511
Additions to principal	146	40,974
Repayments of principal	(32,950)	(183,862)
Amortization of debt premium	—	(49)
Write-off of debt premium related to debt pay off	—	(523)
(Increase) decrease in deferred financing costs, net	56	1,469
Balance, end of period	$29,772	$62,520

The scheduled maturities of outstanding indebtedness as of September 30, 2017 are as follows (in thousands):

Year
2017 (three months ending December 31, 2017)	$29,772
2018	194,000
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	400,000
Total	811,272
Unamortized deferred financing costs	(3,191)
Outstanding as of September 30, 2017, net of unamortized deferred financing costs	$808,081

7. Commitments and contingencies

For its third-party development projects, the Trust commonly provides alternate housing and project cost guarantees, subject to certain conditions. Alternate housing guarantees generally require the university to provide on-campus housing or the Trust to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon date. Under project cost guarantees, the Trust can be responsible for the construction costs of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. During the three months ended September 30, 2017, the Trust experienced unanticipated additional costs of approximately $2.5 million related to unforeseen issues on one of the third-party development deliveries. These amounts have been recorded in development and management services operating expenses in the accompanying condensed consolidated statements of income and comprehensive income.

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		September 30, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,646	n/a	$5,662	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	55,177	8,767	27,589	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,821	7,230	17,411	3,615	34,914	7,230	17,457	3,615

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

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of September 30, 2017, EROP had entered into eleven joint venture agreements to develop, own and manage certain collegiate housing communities. Seven of the developments are still under construction at September 30, 2017. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

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

In connection with the acquisitions of The Hub at Madison and Urbane (see Note 3), the Trust, through joint ventures, acquired a controlling interest in the legal entities owning the collegiate housing properties. At September 30, 2017, the joint venture partners' interests in The Hub at Madison joint venture and Urbane joint venture were 1.6% and 3.0%, respectively. The partners' ownership interests in both joint ventures were accounted for as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets due to the partners' ability to put their respective ownership interests to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying condensed consolidated statements of income and comprehensive income. As of September 30, 2017 and December 31, 2016, the Urbane joint venture partner also has an additional interest in the legal entity; however, it was determined the noncontrolling interest represented a financing arrangement that has been recorded as an accrued liability.

The value of the joint venture partners' investments in the development projects and acquired properties redeemable at fair value are reported at the greater of fair value or historical cost at the end of each reporting period. At September 30, 2017 and December 31, 2016, the joint venture partners' investment in development projects was recorded at historical cost, as the carrying value approximates fair value. At September 30, 2017 and December 31, 2016, the joint venture partners' interest in the acquired properties was recorded at fair value.

The joint venture partners’ investments in development projects redeemable at substantially fixed prices are considered redeemable at other than fair value. The change in redemption value during the nine months ended September 30, 2017 is reflected in additional paid-in capital and is also included in calculating earnings per share using the two-class method.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder, and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units is recorded as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of September 30, 2017 and December 31, 2016, there were 69,086 University Towers Operating Partnership Units outstanding. The value of redeemable University Towers Operating Partnership Units is reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2017 and December 31, 2016, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

The following table sets forth activity with the redeemable noncontrolling interests for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Beginning balance	$32,160	$5,248
Net loss	(771)	(265)
Contributions from redeemable noncontrolling interests	16,139	117
Adjustments to report redeemable noncontrolling interests at fair value	585	614
Purchase and return of equity to noncontrolling partner's interest	—	(2,910)
Distributions	(540)	(97)
Accretion of redeemable noncontrolling interests	1,931	—
Ending balance	$49,504	$2,707

Redeemable Limited Partner Units: The OP Units that may be tendered for redemption by the holders thereof for cash, or at EdR's option, for shares of EdR common stock are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The OP Units are reported at the greater of fair value or historical cost at the end of each reporting period. As of September 30, 2017 and December 31, 2016, EROP reported the redeemable limited partner units at fair value (considered Level 1 as determined based on the market price of EdR's common stock), which was greater than historical cost.

During the nine months ended September 30, 2017 and 2016, 27,500 and 25,000 OP Units were redeemed for 27,500 and 25,000 shares of EdR's common stock, respectively. As of September 30, 2017 and December 31, 2016, there were 153,651 and 159,698 OP Units outstanding, respectively, other than OP Units held by EdR.

Below is a table summarizing the activity of redeemable limited partner units for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Beginning balance	$6,789	$8,312
Net income	44	97
Distributions	(187)	(239)
Reclassification of vested LTIP Units to redeemable limited partner units	522	244
Redemption of redeemable partner units in exchange for common stock or redemption for cash	(1,138)	(1,605)
Adjustments to report redeemable limited partner units at fair value	(363)	1,517
Ending balance	$5,667	$8,326

The Trust

The Trust accounts for the joint ventures discussed above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include third-party equity interests in one joint venture development which is presented as a component of permanent equity in the Trust’s accompanying condensed consolidated balance sheets.

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

9. Equity

Stockholders’ Equity - The Trust

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program (the "2014 ATM Program") pursuant to which the Trust was authorized to sell a maximum of $150.0 million in shares of EdR common stock. The Trust sold approximately 2.3 million shares under these distribution agreements during the nine months ended September 30, 2016 and received net proceeds of approximately $93.5 million after deducting sales agents' fees and other expenses payable by the Trust.

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

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs under which the Trust is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of EdR common stock. We refer to the ATM Programs implemented on August 1, 2016 and February 28, 2017 as the "2016 ATM Program" and "2017 ATM Program", respectively. Under these equity distribution agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties and, through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares. At September 30, 2017, a summary of the outstanding Forward Agreements is set forth in the table below (shares in thousands):

Date of Forward Agreement	Shares Sold	Volume Weighted Average Sale Price Per Share	Initial Forward Price(1)	Final Settlement Date(2)
August 29, 2016	1,990	$42.39	$42.82	December 31, 2018	(3)
October 3, 2016	2,408	41.00	40.51	December 31, 2018	(4)
February 28, 2017	361	41.55	41.14	December 31, 2018
	4,759	$41.62	$41.55
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
(3) During October 2017, the final date, on which shares sold under the Forward Agreement may be settled, was amended from December 29, 2017 to December 31, 2018.
(4) During September 2017, the final date, on which shares sold under the Forward Agreement may be settled, was amended from December 29, 2017 to December 31, 2018.

During the three months ended September 30, 2017, the Trust settled four forward agreements under its 2016 ATM Program by delivering 2.6 million shares of newly issued common stock, and received $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Fifth Amended Revolver and for general corporate purposes. As of September 30, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

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

10. Incentive plans

On May 10, 2017, EdR's stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the "2017 Plan"). The purpose of the 2017 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2017 Plan replaced the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan") in its entirety and authorized the grant of the 346,111 shares that remained available for grant under the 2011 Plan, as well as 1,000,000 additional shares. As of September 30, 2017, the Trust had 1,346,111 shares of its common stock reserved for issuance pursuant to the 2017 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2017 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust. The 2017 Plan limits the number of shares and LTIP units subject to awards granted during any calendar year to any non-employee director, together with cash fees paid during the calendar year, to a maximum of $500,000 in total value.

A restricted stock award is an award of EdR’s common stock that is subject to restrictions on transferability and other restrictions as EdR's compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. Unearned compensation related to restricted stock is recorded as expense over the applicable vesting period. The value is determined based on the market value of EdR’s common stock on the grant date. During the three and nine months ended September 30, 2016, compensation expense of $0.1 million and $0.2 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of restricted stock. As the applicable service period of all restricted stock ended on December 31, 2016, there was no compensation expense recorded during the three and nine months ended September 30, 2017 related to restricted stock.

An RSU award is an award that will vest based upon the Trust’s achievement of total stockholder returns at specified levels as compared to the average total stockholder returns of a peer group of companies and/or the National Association of Real Estate Investment Trusts Equity Index over three years (the “Performance Period”). At the end of the applicable Performance Period, EdR's compensation committee will determine the level and the extent to which the performance goal was achieved. RSUs that satisfy the performance goal will be converted into fully-vested shares of EdR’s common stock and the Trust will receive a tax deduction for the compensation expense at the time of vesting. Prior to vesting, the participants are not eligible to vote or receive dividends or distributions on the RSUs. Unearned compensation related to RSU awards is recorded as expense over the applicable vesting period. During the three and nine months ended September 30, 2016, compensation expense of $0.1 million and $0.4 million, respectively, was recognized in the accompanying condensed consolidated statements of income and comprehensive income, related to the vesting of RSUs. As the applicable service period of all RSUs ended on December 31,

2016, there was no compensation expense recorded during the three and nine months ended September 30, 2017 related to RSUs. On January 1, 2017, 79,699 fully-vested shares of EdR's common stock were issued upon vesting of performance-based RSUs granted in 2014.

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

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $2.2 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income related to the LTIP Units was $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, unearned compensation related to LTIP Units totaled $4.7 million and $4.2 million, respectively, and will be recorded as expense over the applicable vesting period.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2017 and 2016 was $2.2 million and $2.5 million, respectively. Total stock-based compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2017 and 2016 was $0.7 million and $0.8 million, respectively.

A summary of the stock-based incentive plan activity as of and for the nine months ended September 30, 2017 and 2016 is as follows:

	Restricted Stock Awards		Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2015	25,569	(1)	$28.32	146,911	$20.58	155,774	$18.83
Granted	—		—	—	—	131,745	26.20
Vested	(10,199)		31.92	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,508)		31.92	(43,596)	22.95	—	—
Outstanding as of September 30, 2016	7,862	(1)	$26.46	92,539	$19.20	280,452	$22.29

Outstanding as of December 31, 2016	7,799	(1)	$26.46	91,756	$19.20	280,452	$22.29
Granted	—		—	—	—	146,728	25.85
Vested	(4,516)		26.46	(53,131)	19.20	(14,385)	36.30
Surrendered	(3,283)		26.46	(38,625)	19.20	—	—
Outstanding as of September 30, 2017	—		$—	—	$—	412,795	$22.80
(1) Represents unvested shares of restricted stock as of the date indicated.

11. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. As of September 30, 2017, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. Also as of September 30, 2017, the Trust had three forward-starting interest rate swap agreements with an aggregate notional amount of $65.0 million. The Trust entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on the extended term of the Tranche B Term Loan concurrently with executing the Second Amended and Restated Credit Agreement (see Note 6). Accordingly, the forward-starting interest rate swaps were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $1.2 million is estimated to be reclassified to earnings as an increase to interest expense.

As of September 30, 2017 and December 31, 2016, the fair value of the derivatives is as follows (in thousands):

	Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
		Fair Value	Fair Value
Interest rate contracts	Accounts payable and accrued expenses	$2,484	$3,564
Total derivatives designated as hedging instruments		$2,484	$3,564

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2017 and 2016 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2017	Interest rate contracts	$(210)	Interest expense	$1,519
2017	Forward-starting interest rate contracts	$(229)	Interest expense	$—
2016	Interest rate contracts	$(5,149)	Interest expense	$2,312

The following table discloses the effect of the derivative instruments on the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2017 and 2016 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2017	Interest rate contracts	$20	Interest expense	$405
2017	Forward-starting interest rate contracts	$(58)	Interest expense	$—
2016	Interest rate contracts	$895	Interest expense	$756

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

As of September 30, 2017 and December 31, 2016, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $2.6 million and $3.8 million, respectively. As of September 30, 2017, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $2.6 million.

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and nine months ended September 30, 2017 and 2016 (dollars and shares/units in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per share:
Net (loss) income attributable to common shareholders	$(155)	$(3,533)	$22,062	$30,791
Accretion of redeemable noncontrolling interests	(724)	—	(1,931)	—
Net (loss) income attributable to common shareholders after accretion of redeemable noncontrolling interests	$(879)	$(3,533)	$20,131	$30,791

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017	2016
Denominator:
Basic weighted average shares of common stock outstanding	73,687		73,205		73,606	67,979
OP Units(1)	—		—		140	203
University Towers Operating Partnership Units	—		—		69	69
Shares issuable upon settlement of the Forward Agreements	—		—		5	30
Diluted weighted average shares of common stock outstanding	73,687	(2)	73,205	(3)	73,820	68,281

Earnings per share – basic and diluted:
Net (loss) income attributable to common shareholders	$(0.01)		$(0.05)		$0.27	$0.45

Distributions declared per common share	$0.39		$0.38		$1.15	$1.12
(1) Includes the impact of weighted average number of OP Units outstanding during the period.
(2) For the three months ended September 30, 2017, diluted weighted average shares of common stock does not include 132,198 OP Units, 69,086 University Towers Operating Partnership Units and 4,840 shares of common stock issuable upon settlement of the Forward Agreements because their inclusion would be anti-dilutive.
(3) For the three months ended September 30, 2016, diluted weighted average shares of common stock does not include 194,439 OP Units, 69,086 University Towers Operating Partnership Units and 89,727 shares of common stock issuable upon settlement of the Forward Agreements because their inclusion would be anti-dilutive.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three and nine months ended September 30, 2017 and 2016 (dollars and shares/units in thousands, except per unit data):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017	2016
Numerator – basic and diluted earnings per unit:
Net (loss) income attributable to unitholders	$(157)		$(3,547)		$22,106	$30,888
Accretion of redeemable noncontrolling interests	(724)		—		(1,931)	—
Net (loss) income attributable to common unitholders after accretion of redeemable noncontrolling interests	(881)		(3,547)		$20,175	$30,888

Denominator:
Weighted average units outstanding	73,253		72,917		73,200	67,705
Redeemable Operating Partnership units(1)	132		194		140	203
LTIP units	434		288		407	274
Weighted average units outstanding – basic	73,819		73,399		73,747	68,182

Redeemable University Towers Operating Partnership Units	—		—		69	69
Units issuable upon settlement of the Forward Agreements	—		—		5	30
Weighted average units outstanding – diluted	73,819	(2)	73,399	(2)	73,821	68,281

Earnings per unit – basic and diluted:
Net (loss) income attributable to unitholders	$(0.01)		$(0.05)		$0.27	$0.45

Distributions declared per unit	$0.39		$0.38		$1.15	$1.12
(1) Includes the impact of weighted average number of OP Units outstanding during the period.
(2) For the three months ended September 30, 2017 and 2016, diluted weighted average units does not include 69,086 University Towers Operating Partnership Units because their inclusion would be anti-dilutive. For the three months ended September 30, 2017, diluted weighted average units does not include 4,840 shares of common stock issuable upon settlement of the Forward Agreements because their inclusion would be anti-dilutive.

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

One non-financial asset was impaired during the year ended December 31, 2016 and was recorded on the accompanying condensed consolidated balance sheet as of December 31, 2016. The asset was subsequently sold during the nine months ended September 30, 2017.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all derivatives held as of September 30, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The Trust determined that the contingent consideration liability recognized in connection with the acquisition of the Hub at Madison (see Note 3) is a recurring fair value adjustment. The inputs used to value the contingent consideration fall within Level 3 of the fair value hierarchy, as such represent unobservable inputs. As the performance period extends over two years, it is expected that the fair value will be adjusted at each reporting date (see discussion in Note 3).

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

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
September 30, 2017:
Derivative financial instruments (liability position)	$2,484	$—	$2,484	$—
Deferred compensation plan assets	821	821	—	—
Contingent consideration	2,046	—	—	2,046
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	7,905	—	7,905	—
Joint venture partners' interests in development joint ventures and acquisitions	40,716	—	—	40,716

December 31, 2016:
Derivative financial instruments (liability position)	$3,564	$—	$3,564	$—
Deferred compensation plan assets	503	503	—	—
Contingent consideration liability	3,250	—	—	3,250
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	9,361	—	9,361	—
Joint venture partners' interest in development joint ventures and acquisitions	29,588	—	—	29,588

The table below shows the reconciliation of Level 3 liabilities measured at fair value on a recurring basis (in thousands) for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Beginning balance	$40,589	$2,129	$32,838	$2,943
Purchases, issuances and settlements, net	3,371	—	10,622	1,269
Adjustment of fair value during period reflected in net income	(1,704)	(1,100)	(1,204)	(1,100)
Adjustment of fair value during the period reflected in additional paid in capital	506	—	506	(2,083)
Transfers into Level 3	—	—	—	—
Ending balance	$42,762	$1,029	$42,762	$1,029

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$460	$—
Senior unsecured notes	250,000	—	256,747	—
Unsecured revolving credit facility	194,000	—	194,000	—
Unsecured term loan facility	187,500	—	187,500	—
Private placement notes	150,000		154,248
Variable rate construction loan	29,772	—	29,772	—

	December 31, 2016
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$450	$—
Senior unsecured notes	250,000	—	246,305	—
Unsecured revolving credit facility	20,000	—	20,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	62,576	—	62,576	—

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

The following table represents the Trust’s segment information for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$71,085	$61,877	$221,941	$193,750
Collegiate housing leasing operations	37,076	32,512	96,291	83,567
Net operating income	$34,009	$29,365	$125,650	$110,183
Total segment assets at end of period (1)	$2,849,092	$2,327,878	$2,849,092	$2,327,878

Development Consulting Services:
Third-party development consulting services	$1,222	$778	$4,193	$1,728
General and administrative (3)	3,021	585	4,042	1,613
Net operating (loss) income	$(1,799)	$193	$151	$115
Total segment assets at end of period(2)	$2,811	$6,777	$2,811	$6,777

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Management Services:
Third-party management services	$858	$965	$2,634	$2,556
General and administrative (3)	510	580	1,555	1,720
Net operating income	$348	$385	$1,079	$836
Total segment assets at end of period(2)	$11,977	$10,547	$11,977	$10,547

Reconciliations:
Segment revenue	$73,165	$63,620	$228,768	$198,034
Operating expense reimbursements	2,195	2,605	6,432	6,710
Total segment revenues	$75,360	$66,225	$235,200	$204,744

Segment operating expenses	$40,607	$33,677	$101,888	$86,900
Reimbursable operating expenses	2,195	2,605	6,432	6,710
Total segment operating expenses	$42,802	$36,282	$108,320	$93,610

Segment net operating income	$32,558	$29,943	$126,880	$111,134
Other unallocated general and administrative expenses (4)	(4,507)	(4,252)	(14,882)	(13,521)
Depreciation and amortization	(22,449)	(22,336)	(72,808)	(58,951)
Ground leases	(3,437)	(3,224)	(9,459)	(8,829)
Nonoperating expenses	(4,673)	(4,574)	(11,515)	(23,671)
Other operating income	1,704	1,100	1,204	1,100
Equity in (losses) earnings of unconsolidated entities	(243)	(480)	141	(617)
Income (loss) before income taxes and gain on sale of collegiate housing properties	$(1,047)	$(3,823)	$19,561	$6,645
(1) The increase in segment assets related to the collegiate housing segment during the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily related to the completed development of six collegiate housing communities, two property acquisitions and the continued development of ten assets under development for ownership by the Trust offset by the sale of one collegiate housing community.
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

15. Subsequent events

On October 12, 2017, the Board declared a distribution of $0.39 per share of common stock and OP Unit for the quarter ended September 30, 2017. The distributions will be paid on November 15, 2017 to stockholders and unitholders of record at the close of business on October 31, 2017.

In October 2017, the Trust repaid the $29.8 million construction loan related to the development of the fourth phase of the Oaks on the Square.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, equity in earnings (losses) of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.0% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting, for the nine months ended September 30, 2017.

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

The majority of our leases commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. In the 2017/2018 leasing cycle and the 2016/2017 cycle, approximately 79.2% and 77.9%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of each year. Our communities’ occupancy rates are therefore typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year.

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

Development consulting services

For the nine months ended September 30, 2017, revenue from our development consulting services represented 1.8% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

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

Management services

For the nine months ended September 30, 2017, revenue from our management services segment represented 1.2% of our total revenues, excluding operating expense reimbursements and other adjustments/eliminations included in our segment reporting. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

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

Our total revenue growth for the 2017/2018 lease year of 1.8% over the prior lease year, after considering supply growth of 2.1%, is reflective of both the quality of our portfolio, which includes communities that are generally newer and better-located than other collegiate housing communities in our markets, as well as the modernization that continues to occur in the industry.

Our current expectation is that new supply in 2018 will be below 2017 levels, with new supply as a percentage of enrollment in EdR's markets declining from 2.1% in 2017 to 1.8% in 2018. At that level, growth in supply is expected to outpace projected enrollment growth in 2018 by approximately 40 basis points, which compares favorably to a 70 basis points gap in 2017. Due to the impact new supply had on our 2017/2018 lease year, we will continue to monitor markets that have seen higher supply levels over several consecutive years and proactively adjust our marketing and leasing strategies.

We define our same-community portfolio as properties that were owned and operating for the full years ended December 31, 2017 and 2016 and are not conducting substantial development or redevelopment activities and were not sold during the respective periods. We sold one property during the nine months ended September 30, 2017 and three properties during the year ended December 31, 2016. These four properties are excluded from same-community results for the nine months ended September 30, 2017 and 2016.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. For the nine months ended September 30, 2017, same-community revenue per occupied bed increased to $827 and same-community physical occupancy decreased to 88.5%, compared to same-community revenue per occupied bed of $802 and same-community physical occupancy of 89.5% for the nine months ended September 30, 2016. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2017/2018 lease term with a 1.8% increase in rental revenue. Opening occupancy was down 120 basis points to 95.2% and net rental rates opened the term 3.0% above the prior year. New-communities opened the 2017/2018 lease term with an average occupancy of 89.2%.

North Carolina State University previously announced a requirement that all freshmen live on campus beginning in September 2017. Due to a shortage of on campus housing; however, the property is fully occupied for the 2017/2018 lease year. This change in policy is likely to negatively impact the leasing of our University Towers collegiate housing property in future lease years as the community has historically been primarily leased to freshmen. We will continue to monitor the impact of this change, as it could negatively impact the property's results of operations and the future valuation of the property.

Development consulting services

Third-party development consulting services

For the nine months ended September 30, 2017 and 2016, third-party development revenue was $4.2 million and $1.7 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to remain around these historical levels. During the nine months ended September 30, 2017, we delivered third-party development projects at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University. We have been awarded the right to negotiate deals for third-party development services at the University of South Florida - St. Petersburg and the University of South Carolina.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, and we expect this to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program which allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have 16 ONE PlanSM projects representing 21 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing portfolio to more than 9,000 beds within five to seven years. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 6,850 beds for $449.2 million of development costs in the first four phases at UK. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aged on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

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

Collegiate housing operating costs

In 2016 and 2015, same-community operating expenses were 2.6% and 5.0%, respectively. We expect full year same-community operating expenses growth to be between 3.5% and slightly above 4.0% in 2017. We expect those trends to continue going forward, which we believe is a reasonable level of growth for the foreseeable future.

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

Costs directly associated with our management and development services segments along with allocated corporate general and administrative expenses based the extent of effort or resources expended are presented in development and management services in the accompanying condensed consolidated statements of income and comprehensive income. During the nine months ended September 30, 2017 and 2016, the costs directly associated with our management and development services were $5.6 million and $3.3 million, respectively, an increase of $2.3 million, or 67.9%. The increase is primarily related to $2.5 million of unanticipated additional costs on one of the completed developments due to unforeseen ground conditions and other construction issues.

Unallocated general and administrative costs for the nine months ended September 30, 2017 and 2016 were $8.7 million (excluding development pursuit costs and acquisition costs of $0.9 million) and $8.0 million (excluding development pursuit costs and acquisition costs of $0.9 million), respectively, an increase of $0.7 million, or 9.2%. This increase over the prior year is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, such as the announced development pipeline and potential acquisitions.

Asset repositioning and capital recycling

Since 2010, we have made a concerted effort to reposition and improve our owned portfolio. Since January 2010, we have acquired $1.3 billion of collegiate housing communities, completed $1.1 billion of developments and disposed of $505.1 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $816. Currently, 85% of our beds and 90% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the nine months ended September 30, 2017, we acquired the following collegiate housing properties:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University	January 2017	1,016	330	$99,450
319 Bragg	Auburn University	February 2017	305	86	$28,500
Total			1,321	416	$127,950

In May 2017, we sold The Reserve on Stinson, a 612-bed community serving the University of Oklahoma, for approximately $18.2 million. We received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on the disposition as reflected in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2017.

During the three months ended September 30, 2017, we completed developments at the University of Kentucky, Boise State University, Michigan State University, Texas State University and Northern Michigan University, adding 3,318 beds to our portfolio for total project costs of $285.9 million.

We continue to add to the size and quality of our portfolio with new developments. Other than our development at Oklahoma State, which was moved from an anticipated 2017 delivery to anticipated delivery in 2018, construction is proceeding as expected on the following 2018, 2019 and 2020 deliveries (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
2018 Deliveries
University of Pittsburgh	Joint Venture	80%	723	106,100	84,900	100,300	63,300
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	34,500
Northern Michigan University - The Woods	ONE Plan	100%	812	53,600	53,600	53,600	34,400
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	64,300
Arizona State University - Union at Tempe	Joint Venture	90%	839	164,900	148,400	159,100	91,500
Cornell University - Maplewood	ONE Plan	100%	872	86,000	86,000	86,000	72,200
Colorado State - Union on Plum	Joint Venture	70%	229	28,200	19,700	25,700	18,300

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
Iowa State University - Union on Lincoln Way	Joint Venture	70%	542	51,900	36,300	47,300	34,900
Total - 2018 Deliveries			5,316	$626,600	$516,800	$593,500	$413,400

2019 Deliveries
University of Hawai'i - Hale Mahana	Joint Venture	90%	589	$109,600	$98,600	$106,300	$68,800
Total - 2019 Deliveries			589	$109,600	$98,600	$106,300	$68,800

Oklahoma State University - One on 4th	Joint Venture	70%	475	$47,200	$33,000	$43,700	$12,500

Total Active Projects			6,380	$783,400	$648,400	$743,500	$494,700
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

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table presents our results of operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended September 30,
	2017	2016	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$221,941	$193,750	$28,191	14.6%
Collegiate housing leasing operating expenses	96,291	83,567	12,724	15.2%
Net operating income	$125,650	$110,183	$15,467	14.0%

Development Consulting Services:
Third-party development consulting services	$4,193	$1,728	$2,465	142.7%
General and administrative(1)	4,042	1,613	2,429	150.6%
Net operating income	$151	$115	$36	31.3%

Management Services:
Third-party management services	$2,634	$2,556	$78	3.1%
General and administrative(1)	1,555	1,720	(165)	(9.6)%
Net operating income	$1,079	$836	$243	29.1%

Reconciliations:
Segment revenue	$228,768	$198,034	$30,734	15.5%
Operating expense reimbursements	6,432	6,710	(278)	(4.1)%
Total segment revenues	$235,200	$204,744	$30,456	14.9%

Segment operating expenses	$101,888	$86,900	$14,988	17.2%
Reimbursable operating expenses	6,432	6,710	(278)	(4.1)%
Total segment operating expenses	$108,320	$93,610	$14,710	15.7%

Segment net operating income	$126,880	$111,134	$15,746	14.2%
Other unallocated general and administrative expenses(2)	(14,882)	(13,521)	(1,361)	10.1%
Depreciation and amortization	(72,808)	(58,951)	(13,857)	23.5%
Ground leases	(9,459)	(8,829)	(630)	7.1%
Nonoperating expenses	(11,515)	(23,671)	12,156	(51.4)%
Other operating income(3)	1,204	1,100	104	9.5%
Equity in (losses) earnings of unconsolidated entities	141	(617)	758	(122.9)%
Income before income taxes and gain on sale of collegiate housing properties	$19,561	$6,645	$12,916	194.4%

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

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended September 30,		Favorable (Unfavorable)
	2017	2016
Total communities:
Occupancy
Physical(1)	86.5%	88.2%	(170) bps
Economic(2)	83.2%	84.6%	(140) bps
NarPOB(3)	$767	$725	$42
Other income per occupied bed(4)	$65	$62	$3
RevPOB(5)	$832	$787	$45
Operating expense per bed(6)	$312	$299	$(13)
Operating margin(7)	56.6%	56.9%	(30) bps
Design Beds(8)	308,359	279,147	29,212

Same-communities(9):
Occupancy
Physical(1)	88.5%	89.5%	(100) bps
Economic(2)	85.9%	86.9%	(100) bps
NarPOB(3)	$765	$741	$24
Other income per occupied bed(4)	$62	$61	$1
RevPOB(5)	$827	$802	$25
Operating expense per bed(6)	$306	$294	$(12)
Operating margin(7)	58.1%	59.0%	(90) bps
Design Beds(8)	235,503	235,503	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the nine months ended September 30, 2017 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Nine months ended September 30, 2016	$193,750	$83,567
Increase in same-community	3,318	2,875
Increase from 2016 development deliveries	9,697	2,474
Increase from 2016 acquisitions	9,346	4,318
Increase from 2017 development deliveries	4,011	2,349
Increase from 2017 acquisitions	7,992	3,079
Pre-opening expense on future developments	—	835
Decrease in other-communities	(940)	(346)
Decrease from sold communities	(5,233)	(2,860)
Nine months ended September 30, 2017	$221,941	$96,291

The increase in same-community revenue of $3.3 million, or 2.0%, was attributable to a 2.9% increase in rental rates, offset by a decline of 0.9% in occupancy. Same-community operating expenses increased $2.9 million, or 4.2%, over the prior year primarily due to an increase in real estate taxes.

The increase from the 2016 and 2017 acquisitions and development deliveries relates to a full nine months of operating results in the current period compared to the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2017 and 2016.

The decrease in other community revenue of $0.9 million and expense of $0.3 million primarily relates to our redevelopment at Florida State University. Revenues and expenses have decreased as the property was demolished in May 2017 and is being redeveloped.

Development consulting services

The following table represents the development consulting revenue recognized by project for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017	2016	Difference
Shepherd University	298	Development fee	$1,056	$145	$911
Bowles Hall	186	Development fee	626	942	(316)
Texas A&M - Commerce	490	Development fee	1,050	57	993
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	1,461	104	1,357
Clarion University of Pennsylvania	728	Development fee	—	46	(46)
Southeastern Louisiana University	—	Pre-development fee	—	314	(314)
Purchasing fees	—	Purchasing fee	—	120	(120)
Third-party development consulting services total			$4,193	$1,728	$2,465

Third-party development consulting services revenue increased $2.5 million to $4.2 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. In addition, we recognized additional development fees of $1.5 million for the nine months ended September 30, 2017 representing our share of cost savings on completed developments.

General and administrative expenses for the segment increased $2.4 million for the nine months ended September 30, 2017 compared to the same period in the prior year. General and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This increase in general and administrative expenses allocated to third-party development consulting services is related to unanticipated additional costs on one of the completed developments due to unforeseen ground conditions and other unanticipated construction issues.

Management services

Total management services revenue increased $0.1 million, or 3.1%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.2 million, or 9.6%, for the nine months ended September 30, 2017 compared to the same period in the prior year. This decrease in general and administrative expenses allocated to third-party management services is correlated to the increase in the number of owned communities, and thus a lower allocation of costs to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $1.4 million, or 10.1%, during the nine months ended September 30, 2017 over the same period in the prior year. The increase includes approximately $0.3 million in development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $13.9 million, or 23.5%, during the nine months ended September 30, 2017 as compared to the same period in the prior year. Of the total increase in depreciation and amortization, $2.9 million is due to accelerated depreciation recorded during the nine months ended September 30, 2017 related to the change in estimated useful life due to the redevelopment of Players Club (see Note 2 to the accompanying condensed consolidated financial statements). In addition, $5.4 million of the increase is related to amortization of in-place leases of the 2016 and 2017 acquisitions and $4.9 million of the increase relates to depreciation pertaining to the 2016 and 2017 acquisitions.

Ground lease expense

For the nine months ended September 30, 2017, the cost of ground leases increased $0.6 million, or 7.1%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2016 and two new communities in 2017 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended September 30,
	2017	2016	Change ($)	Change (%)
Interest expense, net of capitalized interest	$(10,374)	$(12,109)	$1,735	(14.3)%
Amortization of deferred financing costs	(1,185)	(1,380)	195	(14.1)%
Interest income	66	429	(363)	(84.6)%
Loss on extinguishment of debt	(22)	(10,611)	10,589	NM
Total nonoperating expenses	$(11,515)	$(23,671)	$12,156	(51.4)%

Total nonoperating expenses decreased $12.2 million for the nine months ended September 30, 2017 compared to the same period in 2016. This decrease is due to a $10.6 million decrease in loss on extinguishment of debt and a $1.7 million reduction in interest expense over prior year resulting from the payoff of $183.9 million of mortgage and construction debt in 2016 and related prepayment penalties.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table presents our results of operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,
	2017	2016	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$71,085	$61,877	$9,208	14.9%
Collegiate housing leasing operating expenses	37,076	32,512	4,564	14.0%
Net operating income	$34,009	$29,365	$4,644	15.8%

Development Consulting Services:
Third-party development consulting services	$1,222	$778	$444	57.1%
General and administrative(1)	3,021	585	2,436	416.4%
Net operating (loss) income	$(1,799)	$193	$(1,992)	(1,032.1)%

Management Services:
Third-party management services	$858	$965	$(107)	(11.1)%
General and administrative(1)	510	580	(70)	(12.1)%
Net operating income	$348	$385	$(37)	(9.6)%

Reconciliations:
Segment revenue	$73,165	$63,620	$9,545	15.0%
Operating expense reimbursements	2,195	2,605	(410)	(15.7)%
Total segment revenues	$75,360	$66,225	$9,135	13.8%

Segment operating expenses	$40,607	$33,677	$6,930	20.6%
Reimbursable operating expenses	2,195	2,605	(410)	(15.7)%
Total segment operating expenses	$42,802	$36,282	$6,520	18.0%

Segment net operating income	$32,558	$29,943	$2,615	8.7%
Other unallocated general and administrative expenses(2)	(4,507)	(4,252)	(255)	6.0%
Depreciation and amortization	(22,449)	(22,336)	(113)	0.5%
Ground leases	(3,437)	(3,224)	(213)	6.6%
Nonoperating expenses	(4,673)	(4,574)	(99)	2.2%
Other operating income(3)	1,704	1,100	604	—%
Equity in losses of unconsolidated entities	(243)	(480)	237	(49.4)%
Income before income taxes and gain on sale of collegiate housing properties	$(1,047)	$(3,823)	$2,776	(72.6)%
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

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the three months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Favorable (Unfavorable)
	2017	2016
Total communities:
Occupancy
Physical(1)	86.2%	87.2%	(100) bps
Economic(2)	74.2%	74.8%	(60) bps
NarPOB(3)	$702	$668	$34
Other income per occupied bed(4)	$81	$79	$2
RevPOB(5)	$783	$747	$36
Operating expense per bed(6)	$352	$342	$(10)
Operating margin(7)	47.8%	47.5%	30 bps
Design Beds(8)	105,312	95,051	10,261

Same-communities(9):
Occupancy
Physical(1)	87.8%	88.7%	(90) bps
Economic(2)	76.6%	77.3%	(70) bps
NarPOB(3)	$695	$671	$24
Other income per occupied bed(4)	$78	$75	$3
RevPOB(5)	$773	$746	$27
Operating expense per bed(6)	$349	$338	$(11)
Operating margin(7)	48.6%	48.8%	(20) bps
Design Beds(8)	78,501	78,501	—

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

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended September 30, 2017 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended September 30, 2016	$61,877	$32,512
Increase in same-community	1,334	831
Increase from 2016 development deliveries	1,032	674
Increase from 2016 acquisitions	1,201	1,054
Increase from 2017 development deliveries	4,009	1,017
Increase from 2017 acquisitions	2,696	1,335
Pre-opening expense on future developments	—	486
Decrease in other-communities	(473)	(249)
Decrease from sold communities	(591)	(584)
Three months ended September 30, 2017	$71,085	$37,076

The increase in same-community revenue of $1.3 million, or 2.6%, is due to a 2.9% increase in rental rates and a 0.3% increase in other income, which was partially offset by a 0.6% decline in occupancy. Same-community operating expenses increased $0.8 million, or 3.1%, over the prior year primarily due to an increase in real estate taxes and marketing expenses.

The increase from the 2016 and 2017 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended September 30, 2017 compared to a partial quarter of operating results during the same period in the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2016 and 2017.

The decrease in other community revenue of $0.5 million and expense of $0.2 million primarily relates to our redevelopment at Florida State University. Revenues and expenses have decreased as the property was demolished in May 2017 and is being redeveloped.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended September 30, 2017 and 2016 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017	2016	Difference
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	$570	$104	$466
Bowles Hall	186	Development fee	—	178	(178)
Shepherd University	298	Development fee	474	109	365
Texas A&M - Commerce	490	Development fee	178	57	121
Clarion University of Pennsylvania	728	Development fee	—	16	(16)
Southeastern Louisiana University	—	Pre-development fee	—	314	(314)
Third-party development consulting services total			$1,222	$778	$444

Third-party development consulting services revenue increased $0.4 million to $1.2 million for the three months ended September 30, 2017 as compared to the same period in 2016. Third-party development consulting revenue fluctuates based on the number and timing of development jobs. In addition, we recognized additional development fees of $0.9 million representing our share of cost savings on completed developments during the three months ended September 30, 2017. Also, during the three months ended September 30, 2016, we earned a fee of $0.3 million related to the third-party development agreement at Southeastern Louisiana University that was terminated.

General and administrative expenses for the segment increased $2.4 million for the three months ended September 30, 2017 as compared to the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. This increase in general and administrative expenses allocated to third-party development consulting services is related to unanticipated additional costs on one of the completed third-party developments due to unforeseen ground conditions and other unanticipated construction issues.

Management services

Management services revenue decreased $0.1 million, or 11.1%, as compared to the same period in the prior year. General and administrative expenses for our management services segment decreased $0.1 million, or 12.1%, during the three months ended September 30, 2017 as compared to the same period in 2016. This decrease in general and administrative expenses allocated to third-party management services is correlated to the increase in the volume of owned communities, and thus a lower allocation of costs to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $0.3 million, or 6.0%, during the three months ended September 30, 2017 over the same period in the prior year. The increase includes approximately $0.2 million in development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $0.1 million, or 0.5%, during the three months ended September 30, 2017 as compared to the same period in the prior year. This increase relates primarily to 16 new properties (acquisitions or developments) acquired or opened since January 1, 2016, partially offset by sold communities, and $0.8 million is due to the amortization of in-place leases related to the 2016 and 2017 acquisitions.

Ground lease expense

For the three months ended September 30, 2017, the cost of ground leases increased $0.2 million, or 6.6%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2016 and two communities in 2017 on the campus of the University of Kentucky. We recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Interest expense, net of capitalized interest	$(4,284)	$(3,811)	$(473)	12.4%
Amortization of deferred financing costs	(406)	(443)	37	(8.4)%
Interest income	17	155	(138)	(89.0)%
Loss on extinguishment of debt	—	(475)	475	(100.0)%
Total nonoperating expenses	$(4,673)	$(4,574)	$(99)	2.2%

Total nonoperating expenses increased $0.1 million, or 2.2%, for the three months ended September 30, 2017 compared to the same period in 2016. This increase is due to a $0.5 million increase in interest expense over the prior year due to draws on the Fifth Amended Revolver and a decrease of $0.1 million in interest income, partially offset by a decrease in loss on extinguishment of debt of $0.5 million.

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

The following table presents a reconciliation of GAAP net income to FFO and Core FFO available to our stockholders and unitholders to net income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to Education Realty Trust, Inc.	$(155)	$(3,533)	$22,062	$30,791
Gain on sale of collegiate housing properties	—	—	(691)	(23,956)
Real estate related depreciation and amortization	21,911	21,616	71,316	57,424
Equity portion of real estate depreciation and amortization on equity investees	663	700	2,010	2,023
Noncontrolling interests	(227)	(119)	(343)	(1)
FFO available to stockholders and unitholders	22,192	18,664	94,354	66,281

FFO adjustments:
Loss on extinguishment of debt	—	475	22	10,611
Acquisition costs	—	175	27	413
Change in fair value of contingent consideration liability	(1,704)	(1,100)	(1,204)	(1,100)
Straight-line adjustment for ground leases	1,177	1,182	3,526	3,556
FFO adjustments	(527)	732	2,371	13,480
Core FFO available to stockholders and unitholders	$21,665	$19,396	$96,725	$79,761

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

The following is a reconciliation of our GAAP operating income to NOI for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating income	$3,869	$1,231	$30,935	$30,933
Less: Third-party development services revenue	1,222	778	4,193	1,728
Less: Third-party management services revenue	858	965	2,634	2,556
Less: Other operating income	1,704	1,100	1,204	1,100
Plus: Development and management services expenses	5,218	2,716	10,894	7,965
Plus: General and administrative expenses	2,820	2,701	9,585	8,889
Plus: Ground leases	3,437	3,224	9,459	8,829
Plus: Depreciation and amortization	22,449	22,336	72,808	58,951
NOI	$34,009	$29,365	$125,650	$110,183

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense, net of capitalized interest, and interest income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; (10) other operating expense related to noncash adjustments; (11) loss on extinguishment of debt; and (12) other non-operating expense. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the trailing twelve months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30,	Plus: Year Ended December 31,	Less: Nine Months ended September 30,	Trailing Twelve Months ended September 30,
	2017	2016	2016	2017
Net income attributable to Education Realty Trust, Inc. common stockholders	$22,062	$44,924	$30,791	$36,195
Straight line adjustment for ground leases	3,526	4,731	3,556	4,701
Acquisition costs	27	619	413	233
Depreciation and amortization	72,808	81,413	58,951	95,270
Loss on impairment of collegiate housing properties	—	2,500	—	2,500
Gain on sale of collegiate housing properties	(691)	(23,956)	(23,956)	(691)
Interest expense, net of capitalized interest	10,374	15,454	12,109	13,719
Amortization of deferred financing costs	1,185	1,731	1,380	1,536
Interest income	(66)	(490)	(429)	(127)
Loss on extinguishment of debt	22	10,611	10,611	22
Income tax expense (benefit)	(948)	684	224	(488)
Other operating (income) expense - change in fair value of contingent consideration liability	(1,204)	1,046	(1,100)	942
Noncontrolling interests	(862)	(220)	(414)	(668)
Adjusted EBITDA	$106,233	$139,047	$92,136	$153,144

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

The following presents our GAAP debt to total assets and debt to gross assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Unsecured debt, net of unamortized deferred financing costs	$778,309	$454,676
Mortgage and construction loans, net of unamortized deferred financing costs	29,772	62,520
Total debt	$808,081	$517,196

Total assets	$2,926,079	$2,506,185

GAAP debt to total assets	27.6%	20.6%

Unsecured debt, excluding unamortized deferred financing costs of $3,191 and $2,824 as of September 30, 2017 and December 31, 2016, respectively	$781,500	$457,500
Mortgage and construction loans, excluding unamortized deferred financing costs of $56 as of December 31, 2016	29,772	62,576
Total debt, excluding unamortized deferred financing costs	$811,272	$520,076

Total assets	$2,926,079	$2,506,185
Accumulated depreciation(1)	363,412	315,634
Gross assets	$3,289,491	$2,821,819

Debt to gross assets	24.7%	18.4%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of September 30, 2017, we had $47.5 million of cash on hand compared to $34.5 million of cash on hand as of December 31, 2016.

During the nine months ended September 30, 2017, we generated $120.9 million of cash from operations compared to $99.6 million over the same period in 2016. This increase of $21.3 million is attributable primarily to a $15.5 million increase in community-level net operating income over the prior year.

During the nine months ended September 30, 2017, we used $435.3 million of cash in investing activities compared to $402.6 million over the same period in 2016. This increase in cash used for investing activities of $32.7 million is attributable primarily to the following:

•	an increase in cash spent on development activities of $98.9 million, and

•	a decrease in cash generated from the disposition of collegiate housing properties of $77.2 million (three dispositions in 2016 with one in 2017), partially offset by

•	a decrease in cash used to acquire collegiate housing properties of $139.8 million.

During the nine months ended September 30, 2017, we generated $327.4 million of cash from financing activities compared to $384.7 million during the same period in 2016. This decrease of $57.3 million is attributable primarily to:

•	a decrease in repayments of mortgage and construction loans during the nine months ended September 30, 2017 of $150.7 million compared to the same period in 2016,

•	a decrease in debt extinguishment costs of $10.3 million, and

•	a decrease in cash received from common stock offerings of $515.2 million, partially offset by

•	an increase in net borrowings on the line of credit of $174.0 million, and

•	an increase in borrowings on senior unsecured notes of $150 million.

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

ATM Program

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs (the "2016 ATM Program" and "2017 ATM Program," respectively) whereby EdR is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock (see Note 9 to the accompanying Condensed Consolidated Financial Statements). Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. As of September 30, 2017, the Trust sold 7.3 million shares for aggregated net proceeds of $304.5 million under the 2016 and 2017 ATM Programs. During the nine months ended September 30, 2017, the Trust settled three Forward Agreements under its 2016 ATM program by delivering 2.6 million shares of newly issued common stock, receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Fifth Amended Revolver and for general corporate purposes. The Trust exhausted the 2016 ATM Program during the nine months ended September 30, 2017. As of September 30, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program. Each outstanding Forward Agreement may be settled at any time on or prior to December 31, 2018.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, the Operating Partnership's Fifth Amended and Restated Credit Agreement (the “Fifth Amended Revolver”) has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Fifth Amended Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of September 30, 2017, we were in compliance with all covenants of the Fifth Amended Revolver and had availability of $306.0 million as $194.0 million was outstanding. The effective interest rate applicable to the Fifth Amended Revolver was 2.49% at September 30, 2017.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Fifth Amended Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of September 30, 2017, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement on November 19, 2014, which was superseded by the Second Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans through the Term Loans' initial maturity date (see Note 11 to the accompanying condensed consolidated financial statements). As of September 30, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

The Operating Partnership also entered into forward starting interest rate swaps concurrently with entry into the Second Amended and Restated Credit Agreement which extended the term of the Tranche B Term Loan (see Note 11 to the accompanying condensed consolidated financial statements). The forward starting interest rate swaps locks in LIBOR at 2.10% during the three year extension period.

At September 30, 2017 and December 31, 2016, the outstanding balance under the Term Loans was $186.5 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.0 million and $0.8 million, respectively, in the accompanying condensed consolidated balance sheets.

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of September 30, 2017, we were in compliance with all covenants.

Private placement notes

On August 31 2017, the Operating Partnership issued $150 million aggregate principal amount of unsecured senior notes in a private placement. The private placement notes we issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Senior A Notes”), and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. Proceeds from issuance of the Notes were used to repay a portion of the outstanding balance on the Fifth Amended Revolver. At September 30, 2017, the outstanding balance was $149.7 million, which is presented net of unamortized deferred financing costs of $0.3 million. As of September 30, 2017, we were in compliance with all covenants.

Mortgage and construction debt

During the nine months ended September 30, 2017, the Operating Partnership repaid in full certain variable rate mortgage debt secured by the University Towers collegiate housing community with an outstanding principal balance of $33.0 million. The loan was scheduled to mature on July 1, 2017. All remaining construction debt was repaid in October 2017.

Distributions

Distributions for the nine months ended September 30, 2017 totaled $84.2 million, or $1.15 per share to our stockholders and $0.7 million, or $1.15 per OP Unit, to the limited partners in the Operating Partnership compared to cash provided by operations of $120.9 million, or $1.60 per weighted average share/unit.

Based on our closing share price of $35.93 on September 30, 2017, our total enterprise value was $3.5 billion. With net debt (total debt less cash) of $763.8 million as of September 30, 2017, our debt to enterprise value was 21.9% compared to 13.5% as of December 31, 2016. With gross assets of $3.3 billion, which excludes accumulated depreciation of $363.4 million, our debt to gross assets ratio was 24.7% as of September 30, 2017 as compared to 18.4% as of December 31, 2016.

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

During the nine months ended September 30, 2017, we completed the following acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University, Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University, Alabama	February 2017	305	86	$28,500

These acquisitions were funded through borrowings under the Fifth Amended Revolver.

We currently have ten active development projects that we are developing for our ownership with our share of aggregate development costs of $743.5 million. As of September 30, 2017, $153.7 million of the anticipated costs had been funded.

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

Commitments

For the nine months ended September 30, 2017, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2016, except for the net increase in long-term debt (which excludes the Fifth Amended Revolver) of $32.8 million (see Note 6 to the accompanying condensed consolidated financial statements). As a result of the increase in long-term debt, our contractual interest obligations have increased $78.3 million since December 31, 2016 primarily related to the interest on the Notes that mature in August 2029 and August 2032.

Long-term indebtedness

As of September 30, 2017, all but one of our communities were unencumbered by mortgage or construction debt. As of September 30, 2017, we had outstanding indebtedness of $808.1 million (net of unamortized deferred financing costs of $3.2 million). The scheduled future maturities of this indebtedness as of September 30, 2017 were as follows (in thousands):

Year
Three months ending December 31, 2017	$29,772
2018	194,000	(1)
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	400,000
Total	811,272
Unamortized deferred financing costs	(3,191)
Outstanding as of September 30, 2017, net of unamortized deferred financing costs	$808,081
(1) The Fifth Amended Revolver matures on November 19, 2018, and provides that the Operating Partnership may extend the maturity date by one year subject to certain conditions.

As of September 30, 2017, the outstanding construction debt had an interest rate of 2.99% and was subsequently repaid in October 2017.

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

On October 12, 2017, the Board declared a third quarter distribution of $0.39 per share of common stock and OP Unit for the quarter ended September 30, 2017. The distributions will be paid on November 15, 2017 to stockholders and unitholders of record at the close of business on October 31, 2017.

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		September 30, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,646	n/a	$5,662	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	55,177	8,767	27,589	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,821	7,230	17,411	3,615	34,914	7,230	17,457	3,615

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of September 30, 2017, we had fixed rate debt of $400.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $29.4 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $32.5 million increase in the fair value of our fixed rate debt.

As of September 30, 2017, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the nine months ended September 30, 2017, our interest costs would have been approximately $1.5 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through the nine months ended September 30, 2017 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.4 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief
Financial Officer had concluded that, as of September 30, 2017, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

During the nine months ended September 30, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with vesting of restricted shares of common stock and restricted stock units issued under the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan"). There were no repurchases during the three months ended September 30, 2017.

The following table summarizes all of these repurchases during the third quarter of 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	—	$—	—	—
August 1 – 31, 2017	—	$—	—	—
September 1 – 30, 2017	—	$—	—	—
Total	—	$—	—	—
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

During the three months ended September 30, 2017, in connection with the DRSPP, we directed the plan administrator to purchase 390 shares of our common stock in the open market for a total of $14,858 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the third quarter of 2017. We also directed the plan administrator to purchase 132 shares of our common stock for $5,150 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended September 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	54	$38.72	—	—
August 1 – 31, 2017	429	$38.11	—	—
September 1 – 30, 2017	39	$39.64	—	—
Total	522	$38.33	—	—
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

10.1
Note and Guarantee Agreement, dated as of August 31, 2017, by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2017).

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 14, 2017, by and between Education Realty Operating Partnership, LP, the lenders party thereto and PNC Bank, National Association, as Administrative Agent.*

10.3
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 14, 2017, by and between Education Realty Operating Partnership, LP, the lenders party thereto and KeyBank, National Association, as Administrative Agent.*

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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: October 30, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: October 30, 2017	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer