Form 10-K
period 2017-12-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2018-02-27
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.8 billion, based on the closing sales price of $38.75 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 23, 2018, the registrant had 75,781,670 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this annual report (the "Annual Report") on Form 10-K portions of its Definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission (the "SEC").

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc. a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us," or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is wholly-owned by EdR. As of December 31, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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

EdR consolidates the Operating Partnership for financial reporting purposes, and EdR essentially has no assets or liabilities other than its investment in the Operating Partnership. Therefore, the assets and liabilities of EdR and the Operating Partnership are the same in their respective financial statements. However, the Trust believes it is important to understand the few differences between EdR and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. EdR also issues public equity from time to time and guarantees certain debt of EROP. EdR does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds all of the assets of the Trust, including the Trust’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from EdR’s equity offerings, which are contributed to the capital of EROP in exchange for OP Units on the basis of one share of common stock for one OP Unit, the Operating Partnership generates all remaining capital required by the Trust's business, including as a result of the incurrence of indebtedness. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, proceeds from mortgage indebtedness and debt issuances, and proceeds received from the disposition of certain properties. Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Trust's financial statements include the same noncontrolling interests at the Operating Partnership level. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued by EdR and the Operating Partnership.

To help investors understand the differences between the Trust and the Operating Partnership, this report provides separate consolidated financial statements for the Trust and the Operating Partnership. A single set of consolidated notes to such financial statements is presented that includes separate discussions for the Trust and the Operating Partnership when applicable (for example, noncontrolling interests, stockholders’ equity or partners’ capital, earnings per share or unit, etc.). A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents discrete information related to each entity, as applicable.

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

•
legislative or regulatory changes, including the impact of the recently enacted U.S. tax reform legislation and changes to laws governing collegiate housing, construction and real estate investment trusts;

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

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP
FISCAL 2017    FORM 10-K

PART I

Item 1. Business.

Our Company

Education Realty Trust, Inc. ("EdR") is a self-managed and self-advised company incorporated in the state of Maryland in July 2004 to develop, acquire, own and manage collegiate housing communities located near university campuses. We were formed to continue and expand upon the collegiate housing business of Allen & O’Hara, Inc., a company with over 40 years of experience as an owner, manager and developer of collegiate housing. We selectively develop collegiate housing communities for our own account and also provide third-party management services as well as third-party development consulting services on collegiate housing development projects for universities and other third parties. As of December 31, 2017, we owned 70 collegiate housing communities located in 24 states containing 36,420 beds in 13,701 apartment units on or near 41 university campuses. As of December 31, 2017, we provided third-party management services for 16 collegiate housing communities located in 10 states containing 9,832 beds in 3,465 apartment units on or near 15 university campuses.

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

Education Realty OP GP, Inc. (the "OP GP"), an entity that is wholly-owned by EdR, is the sole general partner of the Operating Partnership. As a result, the Board of Directors of EdR (the "Board") effectively directs all of the Operating Partnership’s affairs. EdR indirectly owns approximately 99.9% of the outstanding partnership units (the "OP Units") of EROP and approximately 0.1% of the OP Units are held by the former owners of our initial properties and assets, current and former members of our management team and former members of the Board.

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

2017 Highlights

Financing Transactions

During the first quarter of 2017, we sold all remaining shares under our previous $300 million at-the-market equity offering program (the “ATM Program”) and initiated a new $500 million ATM Program. Shares under these programs were sold by our sales agents during 2017 utilizing forward sales agreements, which allows us to match internal funding requirements and delay dilution of earnings per share and core funds from operations per share. During 2017, we settled 2.6 million of shares issued under these programs and received net proceeds of $110.0 million, which were used to repay a portion of the outstanding balance on our revolving credit facility. At December 31, 2017, we had sold but not yet settled 4.8 million shares; all of which can be settled at management’s discretion at any time on or before December 31, 2018. In addition, at December 31, 2017 our remaining availability under the ATM Program was $485.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ATM Program.”
On August 31, 2017, we issued $150.0 million of unsecured notes in a private placement transaction. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029, and $75.0 million bearing interest at 4.30% and due August 31, 2032. Proceeds from issuance of the private placement notes were used to repay a portion of the outstanding balance on our revolving credit facility. Obtaining this financing has allowed us to ladder our debt maturities and minimize exposure to variable rate debt.
During 2017, we repaid the following secured indebtedness in full:

•
Variable rate mortgage debt secured by the University Towers collegiate housing community with an outstanding principal balance of $33.0 million. The interest rate was 2.9% per annum and the mortgage debt was scheduled to mature on July 1, 2017.

•
Variable rate construction debt with an outstanding principal balance of $29.8 million related to the development of the fourth phase of The Oaks on the Square. The effective interest rate at the repayment date was 2.71%.

In February 2018, the Operating Partnership amended its revolving credit facility (the "Revolver") (see Note 22 to the accompanying consolidated financial statements). Subsequent to this amendment, the Revolver has a maximum availability of $600.0 million and an accordion feature to $1.0 billion, which may be exercised during the term subject to satisfaction of certain conditions. The Revolver is scheduled to mature on February 16, 2023. EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Revolver. The Revolver contains customary affirmative and negative covenants and contains financial covenants similar to those previous to the amendment (see Note 10 to the accompanying consolidated financial statements).

Acquisition, Disposition and Development Activities

During 2017, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University, Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University, Alabama	February 2017	305	86	28,500
Total			1,321	416	$127,950

In the second quarter of 2017, we sold The Reserve on Stinson collegiate housing community for $18.2 million. We received net proceeds of $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition.

During February 2018, we sold the following three collegiate housing communities for a gross sales price of $81.4 million:

Name	Primary University Served	Disposition Date	# of Beds	# of Units
Campus Lodge	University of Florida	February 2018	1,115	360
Carrollton Crossing	University of West Georgia	February 2018	336	84
River Pointe	University of West Georgia	February 2018	504	132

We expect to record a gain on the sale of these communities of $22.2 million in the aggregate.

We are currently under contract on three additional properties, with the buyer in the due diligence phase. These sales are expected to close in March and April 2018, subject to customary closing conditions.

In August 2017, we delivered six new communities (3,318 additional beds), on-time and on-budget, for total costs of $280.9 million. These include two communities at the University of Kentucky, one community at Boise State University, one community at Michigan State University, one community at Texas State University and one community at Northern Michigan University.

We currently have 12 active development projects that we are developing for our ownership, for which the aggregate development costs are $861.0 million. As of December 31, 2017, $372.5 million of the anticipated costs had been incurred and funded.

Distributions

During 2017, we declared aggregate quarterly distributions of $1.54 per share of EdR's common stock. At the same time, the Operating Partnership paid an equivalent amount per partnership unit to holders of OP Units.

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

Our business has three reportable segments that are identified by their distinct customer base and services provided: collegiate housing leasing, development consulting services and management services. For a discussion of revenues, profit and loss and total assets by segment see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The following is a list of our ONE PlanSM collegiate housing communities:

Name	Primary University Served	Location	Date Opened	# of Beds
University Village on Colvin	Syracuse University	Syracuse, New York	Aug '09	432
GrandMarc at Westberry Place	Texas Christian University	Fort Worth, Texas	Dec '11	562
Campus West	Syracuse University	Syracuse, New York	Aug '12	313
2400 Nueces	University of Texas at Austin	Austin, Texas	Aug '13	655
Lymon T. Johnson Hall	University of Kentucky	Lexington, Kentucky	Aug '13	301
Central Hall II	University of Kentucky	Lexington, Kentucky	Aug '13	300
Haggin Hall	University of Kentucky	Lexington, Kentucky	Aug '14	396
Frances Jewell Hall	University of Kentucky	Lexington, Kentucky	Aug '14	740
Georgia M. Blazer Hall	University of Kentucky	Lexington, Kentucky	Aug '14	427
Chellgren Hall	University of Kentucky	Lexington, Kentucky	Aug '14	409
Woodland Glen II	University of Kentucky	Lexington, Kentucky	Aug '14	409
Woodland Glen III	University of Kentucky	Lexington, Kentucky	Aug '15	782
Woodland Glen IV	University of Kentucky	Lexington, Kentucky	Aug '15	578
Woodland Glen V	University of Kentucky	Lexington, Kentucky	Aug '15	250
Holmes Hall	University of Kentucky	Lexington, Kentucky	Aug '16	645
Boyd Hall	University of Kentucky	Lexington, Kentucky	Aug '16	496
Sawtooth Hall	Boise State University	Boise, Idaho	Aug '17	656
Lewis Hall	University of Kentucky	Lexington, Kentucky	Aug '17	346
University Flats	University of Kentucky	Lexington, Kentucky	Aug '17	771
The Woods - Phase I	Northern Michigan University	Marquette, Michigan	Aug '17	417

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

In total, we currently have 12 owned developments that we expect to deliver in 2018, 2019 and 2020, including ONE PlanSM developments at Northern Michigan University (Phase III), Lehigh University, Mississippi State University and Cornell University, seven joint venture developments at Oklahoma State University, University of Pittsburgh, University of Minnesota, Arizona State University, Colorado State University, Iowa State University and University of Hawai'i, and one wholly owned property at Florida State University. Phase II of the ONE PlanSM development at Northern Michigan University was delivered in January 2018.

Joint Ventures

We enter into joint venture agreements to develop, own and manage collegiate housing communities. In some cases, we hold a non-majority ownership interest in the properties and earn a fee for the development and management of the properties, but we typically hold a majority ownership interest (70-90%) in the joint ventures and control these joint ventures through our role as managing member or general partner and as the property manager.

In 2012, our first collegiate housing community developed pursuant to a joint venture agreement was delivered. To date, we have delivered ten communities pursuant to joint venture agreements, including SkyVue at Michigan State University and The Local: Downtown property at Texas State University, which were delivered in August 2017. We currently have the following properties scheduled to be delivered in 2018 and 2019 under joint venture agreements:

Name	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost (1)	EdR's Economic Ownership Cost (1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)
University of Pittsburgh	80%	723	$106,100	$84,900	$100,300
University of Minnesota - Hub at Minneapolis	51%	707	97,900	49,900	83,500
Arizona State University - Union Tempe	90%	839	164,900	148,400	159,100
Colorado State University - Union on Plum	70%	229	28,200	19,700	25,700
Iowa State University - Union on Lincoln Way	70%	542	51,900	36,300	47,300
University of Hawai'i - Hale Mahana	90%	589	109,600	98,600	106,300
Oklahoma State University - One on 4th	70%	475	47,200	33,000	43,700
Total Active Joint Ventures		4.104	$605,800	$470,800	$565,900
(1) Represents estimates that are subject to change as the development process proceeds.

Our standard joint venture terms include a put option for our partner to put their ownership interest to us after a predetermined amount of time. Most of our partners exercise this put option after the development is completed and, as a result, we wholly own the properties.

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

Maintain the physical assets in top condition. We strive to maintain our assets in the best condition through an intense property and asset management focus. We conduct periodic preventive maintenance, quarterly inspection of units, perform annual turn and make ongoing capital investments to protect and grow existing property values.

Maintain and develop strategic relationships.  We believe that establishing and maintaining relationships with universities, developers, managers, owners and brokers of collegiate housing properties is important to the ongoing success of our business. We believe that these relationships will continue to provide us with referrals that enhance our leasing efforts, opportunities for additional acquisitions of collegiate housing communities and contracts for third-party services.

Develop and retain personnel.  We staff each collegiate housing community that we own or manage with an on-site property management team. We have developed programs and procedures to train each team of on-site employees and to provide them with corporate-based support for each essential operating function. To retain employees, we have developed an incentive-based compensation structure that is available to all of our key on-site personnel.

Third-Party Services Strategy

In addition to developing communities for our ownership and managing our owned collegiate housing communities, we seek to provide development consulting and management services for universities and other third-party owners who rely upon the private sector for assistance in developing and managing their collegiate housing properties. We perform third-party services in order to enhance our reputation with universities and to benefit our primary goal of owning high-quality collegiate housing communities. We perform third-party services for collegiate housing communities serving some of the nation’s most prominent systems of higher education, including the University of North Carolina and the Pennsylvania State System of Higher Education. In order to comply with the rules applicable to our status as a REIT, we provide our third-party services through our Development Company and our Management Company. Unlike the income earned from our properties owned by the Trust, the income earned by our Development Company and our Management Company is subject to regular federal income tax and state and local income taxes where applicable.

Third-party development consulting services

We provide third-party development consulting services primarily to universities seeking to replace older housing or add modern new on-campus collegiate housing to their campus. We typically are notified that we have been awarded development consulting services projects on the basis of a competitive award process and thereafter begin work on the project pursuant to the terms of a pre-development agreement. In the case of tax exempt bond-financed projects, we enter into a pre-closing agreement to define our scope of services and provide for the advancement and repayment of pre-closing expenses. We enter into final development and construction documents at the bond closing. Our development consulting services typically include the following:

•	market analysis and evaluation of housing needs and options;

•	cooperation and collaboration with university in architectural design;

•	assisting the university in determining the best financing solution for their unique needs;

•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;

•	oversight of architectural design process;

•	coordination of governmental and university plan approvals;

•	oversight of construction process;

•	design, purchase and installation of furniture, fixtures and equipment;

•	assistance in pre-opening marketing to potential residents; and

•	obtaining final approvals of construction.

By providing these services, we are able to observe emerging trends in collegiate housing development and market acceptance of unit and community amenities and build relationships with universities. Our development consulting services also provide us with opportunities to obtain additional third-party property management contracts. In 2017, our fees from third-party development consulting services represented 1.6% of our revenues, excluding operating expense reimbursements.

Since 2000, we have provided third-party development consulting services to clients for projects totaling approximately $1.6 billion in value. We currently are not under any contracts to provide third-party development services, but are in the process of finalizing terms for two recently awarded deals.

Third-party management services

We provide third-party management services for collegiate housing communities owned by educational institutions, charitable foundations and others. Our management services can cover all aspects of operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems, food service management and oversight and accounting services. These services are comparable to the services that we provide for our owned portfolio. We typically provide these services pursuant to multi-year management agreements. These agreements usually have an initial term of two to five years with renewal options of similar terms. We believe that providing these services allows us to leverage our existing management expertise and infrastructure. For the year ended December 31, 2017, our fees from third-party management services represented 1.2% of our revenue, excluding operating expense reimbursements. As of December 31, 2017, we provided third-party management services for 16 collegiate housing communities containing 9,832 beds in 3,465 units on or near 15 university campuses located in 10 states.

Our Operations

We staff each of our off-campus owned and managed collegiate housing communities with a full-service property management team. We typically staff each property with one community manager, a marketing/leasing manager, a resident services manager, a maintenance supervisor and general office and maintenance staff. Each property management team markets, leases and manages the community with a focus on maximizing its profitability. In addition, each property management team is trained to provide social and developmental opportunities for residents through our "Live here. Live well." program, enhancing the residents’ college experiences as well as the desirability of our communities.

We staff each of our on-campus owned and managed collegiate housing communities with a property management team to meet the duties and responsibilities as outlined in the ground lease and/or operating agreement. These services range from facilities maintenance to campus wide assignments.

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

Residence Life and Student Development

Two of our Vice Presidents of Operations oversee Residence Life, and are responsible for the designs and direction of our residence life program. Our programs are developed at the corporate level and implemented at each community with our on-site personnel. We provide educational, social and recreational activities designed to help students achieve academic goals, promote respect and harmony throughout the community and help bridge interaction with the respective university. Examples of our residence life and student development programs include:

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

At the majority of our off-campus owned communities, we employ student workers and community assistants to perform key roles in the administrative functioning of the community and interface with residents through constructive programs, activities and listening to resident interests and concerns. Our on-site leadership selects residents to serve as community assistants who meet criteria established in our residence life program.

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

We appeal to the greater university population through theme-based advertising campaigns, open house activities, housing fairs conducted by the university, web-based advertising and social networking media. Our professional leasing and marketing staff targets certain university-sponsored on-campus events. Wherever possible, our collegiate housing communities appear on university websites in listings of off-campus housing options, together with banner advertising where available.

Leasing

The majority of our off-campus owned communities have standard leases that begin in mid-August of each year and run for approximately 11.5 months, ending July 31 or early August of each year to coincide with each university’s fall academic term. In some cases where the university operates on quarters rather than semesters, the leases may begin in September and end in August. In addition, the University Towers serving North Carolina State University and The Berk on College and The Berk on Arch serving the University of California, Berkeley operate under an academic lease term with eight or nine installment payments.

The majority of our on-campus owned communities operate on an academic lease term, which generally represent eight or nine-month leases.

Our standard lease is an agreement between the student and the student's parental guarantor, and us. The majority of our lease agreements provide for the lease of a single bed in a private or shared bedroom, with rights to share common areas within the unit and throughout the community. This “individual lease” is a strong selling attraction as it limits a student’s liability to the rental for one bed or bedroom instead of burdening the student with shared liability for the entire unit rental amount.

We lease our units by floor plan type using PILOT, our property leasing/marketing system, to maximize full leasing of entire units and avoid spotty vacancies, particularly in our four-bedroom units. We offer roommate-matching services to facilitate full occupancy. We develop waiting lists and monitor popular floor plans that fill to capacity early in the leasing season. In certain communities where either the university or the market expects student housing to be leased by the unit rather than by the bed, we enter into lease agreements relating to the entire unit to address market expectations.

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

We typically require rent to be paid in equal installments throughout the lease term. In our owned off-campus communities, we require the first installment to be paid approximately 30 days prior to move-in. Residence hall and owned on-campus residents typically pay their annual rent by semester in two installments. We replace contracted residents who fail to pay the first installment with people on our waiting list or from walk-in traffic while the market is still active with students seeking housing at the commencement of the academic year.

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

Competition from private owners

We compete with several regional and national owner-operators of off-campus collegiate housing, including one publicly-traded competitor, American Campus Communities, Inc. (NYSE: ACC). We also compete with privately held developers, other real estate firms and smaller local owner-operators in a number of the markets in which we operate. Currently, the collegiate housing industry is fragmented with no participant holding a dominant market share. We believe that a number of other large national companies with substantial financial resources may be potential entrants into the collegiate housing business. The entry of one or more of these companies could increase competition for residents and for the acquisition, management and development of collegiate housing properties. We believe the main competitive factors in our industry include proximity to campus, amenities, rental rates and service reputation. Our portfolio has strong characteristics such as close proximity to campus (median distance is 0.1 miles), extensive amenities, bed/bath parity, extensive resident’s life programming, on-site professional management and relatively new communities (average age of seven years). Our rental rates align with these characteristics and the market we serve, although our rates may be higher than individual competitor’s.

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

Employees

As of December 31, 2017, we had approximately 1,265 employees, including:

•	1,101 on-site employees, including 373 community assistants;

•	44 employees in our property management services department;

•	41 employees in our development consulting services and construction departments; and

•	79 executive, corporate administration and financial personnel.

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

Additionally, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, annual proxy statements and any amendments to the aforementioned filings, are available on our website, www.EdRTrust.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found in the SEC filings section of our website under the Investor Relations heading. Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board. These items can also be found in the Corporate Governance section of the Investor Relations section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report on Form 10-K. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Education Realty Trust, Inc., 999 South Shady Grove Road, Suite 600, Memphis, Tennessee 38120.

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

We own, directly or indirectly, interests in collegiate housing communities located near major universities in the United States. Accordingly, we are dependent upon the levels of student enrollment and the admission policies of the respective universities, which attract a significant portion of our leasing base. Furthermore, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for universities may decrease. The demand for, occupancy rates at, rental income from and value of our properties would be adversely affected if student enrollment levels become stagnant or decrease. Accordingly, difficult financial and macroeconomic conditions could result in lower occupancy levels than we have projected and could have a significant adverse effect on our cash flows, profitability and results of operations.

Our results of operations are subject to the following risks inherent in the collegiate housing industry: leasing cycles, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of 11.5 month leases.

We generally lease our properties under 11.5 month leases, but we may also lease for terms of nine months or less. As a result, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.

In addition, we are subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Collegiate housing communities are typically leased during a leasing season that begins in October and ends in August of the following year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly during the first two weeks of August but also during September at some communities and during the summer months for the on-campus properties leased by semester, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “Turn” as we have no leases in place. In addition, during Turn, we incur significant expenses preparing our units for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the second and third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than 12 months.

In addition, students leasing under 11.5 month leases may be more likely to default on their rental payments during the summer months. Although we typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful.

We rely on our relationships with universities, and changes in university personnel, policies and/or reputation could adversely affect our operating results.

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

In addition we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our properties may be reduced and our occupancy rates may decline. In addition, universities may institute a policy that a certain class of students, such as freshmen, must live in a university-owned facility, which would also reduce the demand for our properties. North Carolina State University recently announced a requirement that all freshmen live on campus beginning in September 2017. Due to a shortage of on campus housing, the property is fully occupied for the 2017/2018 lease year. However, this change in policy is likely to negatively impact the leasing of our University Towers collegiate housing property in future lease years as the community has historically been primarily leased to freshmen. While we will engage in marketing efforts to compensate for such policy changes, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period or at all.

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

Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and the integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private-sector operators pay full real estate tax rates and incur higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive collegiate housing than we can, which can adversely affect our occupancy and rental rates.

We also compete with other national and regional owner-operators of off-campus collegiate housing in a number of markets as well as with smaller local owner-operators. There are a number of purpose-built collegiate housing properties that compete directly with us located near or in the same general vicinity of many of our collegiate housing communities. Such competing collegiate housing communities may be newer than our collegiate housing communities, be located closer to campus, charge less rent, possess more attractive amenities, or offer more services, shorter lease terms or more flexible leases. The construction of competing properties or decreases in rents in competing properties could adversely affect our rental income.

We believe that a number of other large national companies may be potential entrants in the collegiate housing business. In some cases, these potential competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies into the collegiate housing market could increase competition for residents and for the acquisition, development and management of other collegiate housing communities.

We may not be able to recover our costs for our development consulting services or internal development costs.

We typically are awarded third-party development consulting services business and on-campus developments on university land on the basis of a competitive award process, but definitive contracts are typically not executed until the formal approval of the transaction by the institution’s governing body at the completion of the process. In the intervening period, we may incur significant predevelopment and other costs in the expectation that a development consulting services contract in the case of a third-party development or a ground lease in the case of an on-campus owned development will be executed. These costs typically include architects’ fees to design the property and contractors’ fees to price the construction. We typically seek to enter into a reimbursement agreement with the institution that requires the institution to provide a guarantee of our advances. However, we may not be successful in negotiating such an agreement. Furthermore, if an institution’s governing body does not ultimately approve our selection and the underlying terms of a pending development, we may not be able to recover these costs from the institution. In addition, when we are awarded third-party development consulting business, we generally receive a significant percentage of our fees upon closing of the project financing, a portion of the fee over the construction period and the balance upon substantial completion of construction. As a result, the recognition and timing of revenues will, among other things differ from the timing of payments and be contingent upon the project owner’s successful structuring and closing of the project financing as well as the timing of construction.

Our guarantees could result in liabilities in excess of our development fees.

In third-party developments, we typically provide guarantees of the obligations of the developer, including the developer's obligations with respect to the budget for the project and timely project completion. These guarantees include, among other things, the cost of providing alternate housing for students in the event we do not timely complete a development project. These guarantees typically exclude delays resulting from force majeure and, in third-party transactions, are typically limited to the amount of our development fees for the project. In certain cases, however, our contingent liability under these guarantees has exceeded our development fee from the project and we may agree to such arrangements in the future. Our obligations under alternative housing guarantees typically expire five days after construction is complete. Project cost guarantees are normally satisfied within one year after completion of the project.

Our contractual obligations arising under third-party development consulting agreements expose us to risks related to the total project cost and on-time completion of the project.

We typically enter into development agreements with universities and other third parties as “developer at risk.” At the same time, we enter into guaranteed maximum price contracts with a general contractor for the construction of the project. In our capacity as “developer at risk,” we usually guarantee that a project will be completed within a certain maximum cost. Any additional costs which are not the responsibility of the contractor, under their guaranteed maximum price contract, or the result of changes by the university or other third-party, would be our responsibility to fund. We also typically guarantee that a project will be completed and ready for occupancy by a date certain in order to meet housing needs for a particular school term. If completion of a project is delayed beyond such date certain, we would be exposed to claims for liquidated damages, which usually include, but may not be limited to, the cost of housing prospective residents of the community until the property is available for occupancy. Although we generally transfer such risks to the general contractor who is responsible for the construction activities of a development project, if we were to experience significant cost-overruns or were to become subject to such a claim or claims, our financial condition, results of operations and/or cash flows could be materially and adversely impacted.

We may encounter delays in completion or experience cost overruns with respect to our properties under construction.

As of December 31, 2017, we were in the process of constructing twelve properties for our own development but none for third-party owners. We can provide no assurances that our development projects will be delivered on time or on budget. We engage third-party contractors for the construction of these properties. These construction projects involve numerous risks and uncertainties, and may be adversely affected by circumstances outside of our control, including, but not limited to, unusually severe weather, unforeseen site conditions, failure to receive building permits on schedule or third-party delays in supplying materials or personnel. We may not be able to negotiate satisfactory construction agreements with third-party contractors, or our third-party contractors may not be able to contract with their subcontractors on a timely basis. In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations to us, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, we may encounter delays in completion or cost overruns. We may not be able to recover our losses resulting from construction cost overruns or delays. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases. We would likely incur significant expenses in the event we provide alternative housing, which could have a material adverse effect on our financial condition, cash flows and results of operations. If construction is not completed on schedule, residents may attempt to break their leases and our occupancy at such properties for that academic year may decline significantly. In addition, delays on our third-party developments may expose us to damages claims from the property owner.

Our awarded projects may not be successfully structured or financed and may delay our recognition of revenues.

The timing of revenue recognition from our awarded development services projects will, among other things, be contingent upon, among other things, successfully structuring and closing project financing as well as the timing of construction.  Certain of the development projects that we have been awarded have at times been delayed beyond the originally scheduled construction commencement date.  If such delays were to occur with our current awarded projects, our recognition of expected revenues and receipt of expected fees from these projects would be delayed.

Our growth will be dependent upon our ability to acquire and/or develop, lease, integrate and manage additional collegiate housing communities successfully.

We cannot assure you that we will be able to identify real estate investments, including joint ventures, which meet our investment criteria, that we will be successful in completing any acquisition we identify or that any acquisition we complete will produce a return on our investment.

Our future growth will be dependent upon our ability to successfully acquire new properties and enter into joint ventures on favorable terms and may be adversely affected by the following significant risks:

•	we may be unable to acquire a desired property at a desired purchase price or at all because of competition from other purchasers of collegiate housing;

•	many of our future acquisitions are likely to be dependent on external financing, and we may be unable to finance an acquisition on favorable terms or at all;

•	we may be required to incur significant capital expenditures to improve or renovate acquired properties;

•	we may incur increased operating costs or may not have the proceeds available to implement renovations or improvements at existing properties which are necessary to attract and retain residents;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for undisclosed environmental contamination, claims by residents, vendors or other persons dealing with the former owners of the properties and claims for indemnification by members, directors, officers and others subject to indemnification by the former owners of the properties.

As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly acquired properties may not perform as expected, and newly acquired properties may have characteristics or deficiencies unknown to us at the time of acquisition.

We may be unable to invest our capital resources on acceptable terms or at all.

Our ability to achieve our expected levels of financial performance will depend significantly upon our ability to invest efficiently our available capital resources in accretive transactions. Although we seek to maintain a pipeline of suitable investment opportunities, we cannot assure you that we will be able to identify any acquisition and/or development opportunities or other investments that meet our investment objectives or that any investment that we make will produce a positive return. Moreover, our investment pipeline is generally subject to numerous uncertainties and conditions that make it difficult to predict if or when any such potential transactions will be consummated. Accordingly, we may be unable to invest our available capital resources on acceptable terms within the time period that we anticipate, or at all, and these delays could result in additional dilution and may cause our financial results, including funds from operations (“FFO”) per share and Core FFO per share, to fall short of analyst expectations. Moreover, we have significant flexibility in investing our capital resources, and we may use the resources in ways with which our stockholders may not agree or for purposes other than those that we originally contemplated.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.

As of December 31, 2017, we had two co-investments and anticipate that we will continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. We may not have sole decision-making authority regarding the property, partnership, joint venture or other entity and such investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and such partners or co-venturers may be in a position to take actions contrary to our preferences, policies or objectives. These investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.

Our ownership of properties through ground leases exposes us to the loss of such properties upon the exercise by the lessor of purchase options contained in certain ground leases, the breach or termination of the ground leases.

We have acquired an interest in certain of our properties by acquiring a leasehold interest in land on which certain of our buildings are located (or under development), and we may acquire additional properties in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are exposed to the possibility of losing the property (or building we may be developing) upon the exercise by the lessor of purchase options contained in certain ground leases, the termination of the ground lease or an earlier breach of the ground lease by us. In particular, pursuant to the ground lease for our 2400 Nueces community at the University of Texas - Austin, the lessor has the option to purchase our leasehold estate and interest in that property at certain times during the term of the ground lease for pre-determined amounts, which exceed carrying value. Accordingly, we may be required to sell this property for an amount less than what we would otherwise be able to obtain for this property on the open market from a third party.

We face risks associated with owning undeveloped land.

We own and may acquire undeveloped land that we intend to develop in the future. If the demand for student housing or rental rates decrease, we may not be able to fully recover the purchase price of the undeveloped land or be able to build and develop the undeveloped land into profitable student housing projects. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions. In addition, carrying costs of undeveloped land can be significant and can result in losses or reduced margins in a poorly performing project. If we determine that fair value is less than the carrying basis of our land holdings reflected in our financial statements, we may be required to take future impairment charges, which would adversely affect our operating results.

We have limited time to perform due diligence on many of our acquired properties, which could subject us to significant unexpected liabilities and under-performance of the acquired properties.

When we enter into an agreement to acquire a property, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. To the extent these third parties or we underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities, or the property may fail to perform in accordance with our projections. If, during the due diligence period, we do not accurately assess the value of and liabilities associated with a particular property, we may pay a purchase price that exceeds the current fair value of the assets. As a result, material goodwill and other intangible assets would be recorded, which could result in significant charges to earnings in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could materially and adversely impact our financial and operating results, as well as our ability to pay distributions.

Certain losses may not be covered by insurance or may be underinsured.

We carry insurance covering comprehensive liability, fire, earthquake, terrorism, business interruption, vandalism and malicious mischief, extended coverage perils, physical loss perils, commercial general liability, personal injury, workers’ compensation, business, automobile, errors and omissions, employee dishonesty, employment practices liability and rental loss with respect to all of the properties in our portfolio and the operation of our Management Company and Development

Company. We also carry flood insurance covering our properties located in whole or in material part in a designated flood plain area. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. There are, however, certain types of losses (such as property damage from riots or wars, employment discrimination losses, punitive damage awards, or acts of God) that may be either uninsurable or not economically insurable. Some of our policies are subject to large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

We may also discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. In addition, certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes, fires snow or ice storms, earthquakes or other severe weather. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. If the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, the potential impact of climate change and increased severe weather could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose us to even greater uninsured losses which may adversely affect our financial condition or results of operations.

Recent changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on the economy, our tenants and our business and financial results.

On December 22, 2017, President Trump signed the legislation (the “Tax Reform Legislation”) commonly known as the Tax Cuts and Jobs Act into law, which, among other changes:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiaries);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our taxable REIT subsidiaries may not qualify and we have not yet determined whether we will make such election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Reform Legislation on the economy, us, our investors, the real estate industry and government revenues cannot be reliably predicted at this early stage of the new law’s implementation. The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact tenants that directly or indirectly rely on government funding. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations. Additionally, the Tax Reform Legislation may be adverse to certain of our stockholders and other investors. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our shares and other securities.

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

Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, wetlands and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties for those conditions. Furthermore, if new environmental laws are enacted as a result of climate change or otherwise, we could experience increased compliance costs, which could adversely affect our results of operations and financial condition.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many macroeconomic factors, such as general economic conditions, availability of financing, interest rates and supply and demand levels, which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

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

A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships with our tenants, any of which could have a material adverse effect on our business, financial condition, results of operations and our relationships with residents.

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents', suppliers' and employees’ personally identifiable information and financial and strategic information about us.

Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our suppliers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our suppliers to entirely mitigate this risk. Further in the future we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

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

At times, we may be required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to unionized workers. Due to the highly labor intensive and price competitive nature of the construction business, the cost of unionization and/or prevailing wage requirements for new developments could be substantial and could adversely affect a new development’s profitability. In addition, union activity or a union workforce could increase the risk of a strike, which would adversely affect our ability to meet our construction timetables, which could adversely affect our reputation and our results of operations.

Risks Associated with Our Indebtedness and Financing

We depend heavily on the availability of debt and equity capital to fund our business.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, (the “Code”) to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, including any net capital gains, we will be subject to federal corporate income tax on such undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market’s perception of our growth potential;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make cash distributions to our stockholders, including those necessary to maintain our qualification as a REIT.

Current market conditions could affect our ability to refinance existing indebtedness or obtain additional financing on acceptable terms and may have other adverse effects on us.

Any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operations, cash flow, the market price of our common stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

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

As of December 31, 2017, our total consolidated indebtedness was approximately $936.5 million (excluding unamortized deferred financing costs). Furthermore, our charter and bylaws impose no limitation on the amount of debt we may incur. Our debt service obligations expose us to the risk of default and reduce (or eliminate) cash resources that are available to operate our business. The Revolver, Term Loans and Unsecured Notes contain customary affirmative and negative covenants. Furthermore, the Revolver and Term Loans provide for potential availability of $1.0 billion and $250.0 million, respectively, upon satisfaction of certain conditions. There is no limit on the amount of indebtedness that we may incur, except as provided by the covenants on these debt agreements, which include, without limitation, limiting distributions to our stockholders. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

•	a default under the Revolver, Term Loans or Unsecured Notes may preclude further availability of credit from other sources; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

EdR has been investment grade rated by both Standard & Poor's Ratings Service and Moody's Investor Services since 2014. S&P's current rating is BBB- with a Stable outlook and Moody's current rating is Baa2 with a Stable outlook. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.

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

We receive a significant portion of our revenues by leasing our properties under leases that generally provide for fixed rental rates; however, certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of the London InterBank Offered Rate (“LIBOR”) or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. In addition, our Revolver bears interest at a variable rate on all amounts drawn under the facility. As of December 31, 2017, we had a total of $349.0 million outstanding in variable rate debt, or approximately 37.3%, of our total debt. We may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, and could decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.

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

As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. In recent years, the stock market has experienced price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that are outside of management’s control. These broad market fluctuations could adversely impact the market price of our common stock. Accordingly, the market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. Furthermore, our operating results and prospects may not meet the expectations of public market analysts and investors or may not be comparable to companies within our industry and with comparable market capitalizations. Any of these factors could lead to a material decline in the market price of our common stock.

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

In order for EdR to continue to qualify as a REIT, we are required to distribute annual dividends generally equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. However, in the event of material deterioration in business conditions or tightening in the credit markets, among other factors, the Board may decide to reduce the amount of dividends distributed to stockholders while ensuring compliance with the requirements of the Code related to REIT qualification.

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

Certain provisions contained in our charter and bylaws may discourage a third party from making a tender offer or acquisition proposal to us, or could delay, defer or prevent a change in control or the removal of existing management. These provisions also may delay or prevent our stockholders from receiving a premium for their shares of common stock over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	the ability of our Board to approve the issuance of shares of our preferred stock with powers, preferences or rights to be determined by the Board;

•	the right of the Board, without a stockholder vote, to increase the number of our authorized shares of capital stock and classify or reclassify unissued shares of capital stock; and

•	advance notice requirements for stockholder nomination of directors and for other proposals to be presented at stockholder meetings.

The Maryland business statutes also impose potential restrictions on a change of control of EdR.

Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to our stockholders. Our bylaws exempt us from some of those laws, such as the business combination provisions and the control share acquisition provisions, but the affirmative vote of a majority of the votes cast on the matter by our stockholders can change our bylaws at any time to make these provisions applicable to us.

We have the right to change some of our policies that may be important to our stockholders without stockholder consent.

Our major policies, including our policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by the Board or those committees or officers to whom the Board has delegated that authority. The Board also establishes the amount and timing of any distributions that we make to our stockholders. The Board may amend or revise the foregoing policies, our distribution payment amounts and other policies from time to time without a stockholder vote. Accordingly, our stockholders may not have control over changes in our policies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2017, our owned portfolio consisted of 70 communities located in 24 states containing 36,420 beds in 13,701 apartment units located on or near 41 universities.

The majority of our owned portfolio consists of residence halls and modern collegiate housing apartments with fully-furnished private bedrooms with bed bath parity centered around a common area consisting of a fully-furnished living room, fully-equipped eat-in kitchen and washers/dryers. University Towers is a high-rise residence hall that has a cafeteria on the premises and no individual kitchens in the units. We provide food services through our Management Company to residents of University Towers. Our collegiate housing communities typically contain a swimming pool, recreational facilities and common areas, and each bedroom has individual locks, high-speed Internet access and cable television connections.

Our owned collegiate housing communities have the following characteristics:

•	median distance to campus of 0.1 miles, with 22 properties located on university campuses;

•	median age of approximately 5 years;

•	designed specifically for student life style with modern unit plans and amenities; and

•	supported by our long-standing Community Assistant program and other student-oriented activities and services that enhance the college experience.

Communities

The following table provides certain summary information about our owned communities as of December 31, 2017, which are included in the collegiate housing leasing segment discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14, "Segments," to our accompanying consolidated financial statements. The majority of our communities are owned fee simple with the exception of University Village on Colvin, GrandMarc at the Corner, GrandMarc at Westberry Place, Campus Village, Campus West, 2400 Nueces, Sawtooth Hall, The Woods and the UK properties, all of which are operated pursuant to ground lease agreements.

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
Commons at Knoxville	University of Tennessee Knoxville, Tennessee	South Central	1999		Jan ’05	708	211
The Lofts	University of Central Florida Orlando, Florida	Southeast	2002		Jan ’05	730	254
The Pointe	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	1999		Jan ’05	984	294
The Reserve at Columbia	University of Missouri Columbia, Missouri	Midwest	2000		Jan ’05	676	260
The Reserve on Perkins	Oklahoma State University Stillwater, Oklahoma	Midwest	1999		Jan ’05	732	234
University Towers	North Carolina State University Raleigh, North Carolina	Mid-Atlantic	1989		Jan ’05	889	251
Campus Creek	University of Mississippi Oxford, Mississippi	South Central	2004		Feb ’05	636	192
Campus Lodge	University of Florida Gainesville, Florida	Southeast	2001		Jun ’05	1,115	360
Carrollton Crossing	State University of West Georgia Carrollton, Georgia	Southeast	1998		Jan ’06	336	84
River Pointe	State University of West Georgia Carrollton, Georgia	Southeast	2000		Jan ’06	504	132
The Reserve at Saluki Pointe	Southern Illinois University Carbondale, Illinois	North	2008	(6)	Aug ’08/ Aug '09	768	228

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
University Village on Colvin	Syracuse University Syracuse, New York	Mid-Atlantic	2009		Aug ’09	432	120
GrandMarc at the Corner	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Oct ’10	641	224
Jefferson Commons	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2007		Mar ’11	82	22
Wertland Square	University of Virginia Charlottesville, Virginia	Mid-Atlantic	2006		Mar ’11	152	50
The Berk on College	University of California at Berkeley Berkeley, California	West	1926		May ’11	122	41
The Berk on Arch	University of California at Berkeley Berkeley, California	West	1924		May ’11	43	17
University Village Towers	University of California at Riverside Riverside, California	West	2005		Sept ’11	554	149
Irish Row	University of Notre Dame South Bend, Indiana	North	2011		Nov ’11	326	127
The Lotus	University of Colorado Boulder, Colorado	West	2008	(7)	Nov ’11/ Aug '14	235	68
GrandMarc at Westberry Place	Texas Christian University Ft. Worth, Texas	South Central	2006		Dec ’11	562	244
Campus West	Syracuse University Syracuse, New York	Mid-Atlantic	2012		Aug '12	313	191
East Edge	University of Alabama Tuscaloosa, Alabama	Southeast	2012		Aug '12	774	337
The Oaks on the Square - Phase I & II	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2012	(1)	Aug ’12/Aug '13	503	322
The Province	East Carolina University Greenville, North Carolina	Mid-Atlantic	2011		Sept ’12	728	235
Campus Village	Michigan State University East Lansing, Michigan	North	2004		Oct ’12	355	106
The District on 5th	University of Arizona Tucson, Arizona	West	2012		Oct ’12	764	208
The Province at Kent State	Kent State University Kent, Ohio	North	2012		Nov ’12	596	246
The Centre at Overton Park	Texas Tech University Lubbock, Texas	South Central	2005		Dec ’12	400	278
The Suites at Overton Park	Texas Tech University Lubbock, Texas	South Central	2009		Dec ’12	465	298
The Cottages on Lindberg	Purdue University West Lafayette, Indiana	North	2012		Jul '13	745	193
2400 Nueces(2)	University of Texas at Austin Austin, Texas	South Central	2013		Aug '13	655	304
3949	Saint Louis University Saint Louis, Missouri	Midwest	2013		Aug '13	256	197
Lymon T. Johnson Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	301	155
Central Hall II(3)	University of Kentucky Lexington, Kentucky	South Central	2013		Aug '13	300	154
Roosevelt Point	Arizona State University - Downtown Phoenix Phoenix, Arizona	West	2013		Aug '13	609	326
The Retreat at Oxford	University of Mississippi Oxford, Mississippi	South Central	2013	(4)	Aug ’13/Aug '16	1,018	268
The Retreat at State College	Pennsylvania State University State College, Pennsylvania	Mid-Atlantic	2013		Sept '13	587	138
The Varsity	University of Michigan Ann Arbor, Michigan	North	2013		Dec '13	415	181
109 Tower	Florida International University Miami, Florida	Southeast	2014		Aug '14	542	149
The Oaks on the Square - Ph III	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2014		Aug '14	116	92
Georgia M. Blazer Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	427	191

Name	Primary University Served	Region	Year Built		Acquisition/ Development Date	# of Beds	# of Units
Haggin Hall I(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	396	163
Frances Jewell Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	740	380
Chellgren Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	409	212
Woodland Glen II(3)	University of Kentucky Lexington, Kentucky	South Central	2014		Aug '14	409	212
The District on Apache	Arizona State University Tempe, Arizona	West	2013		Sept '14	900	279
Commons on Bridge	University of Tennessee Knoxville, Tennessee	South Central	2009		June '15	150	51
Woodland Glen III(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	782	404
Woodland Glen IV(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	578	300
Woodland Glen V(3)	University of Kentucky Lexington, Kentucky	South Central	2015		Aug '15	250	130
The Oaks on the Square - Ph IV	University of Connecticut Mansfield, Connecticut	Mid-Atlantic	2015		Aug '15	391	204
The Retreat at Louisville	University of Louisville Louisville, Kentucky	South Central	2015		Aug '15	656	157
The Province Boulder	University of Colorado Boulder, Colorado	West	2014		Sept '15	317	84
Lokal	Colorado State University Fort Collins, Colorado	West	2015		Mar ’16	194	79
Hub at Madison	University of Wisconsin Madison, Wisconsin	North	2015		May ’16	1,038	313
Pura Vida Place	Colorado State University Fort Collins, Colorado	West	2012		Aug '16	100	52
Carriage House	Colorado State University Fort Collins, Colorado	West	2015		Aug '16	94	54
Retreat at Blacksburg	Virginia Tech Blacksburg, Virginia	Mid-Atlantic	2016		Aug '16	829	203
Holmes Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2016		Aug '16	645	332
Boyd Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2016		Aug '16	496	162
Urbane	University of Arizona Tucson, Arizona	West	2016		Sept '16	311	104
Retreat at Corvallis	Oregon State University Corvallis, Oregon	West	2015		Jan '17	1,016	330
319 Bragg	Auburn University Auburn, Alabama	Southeast	2014		Feb '17	305	86
The Local: Downtown	Texas State University San Marcos, Texas	South Central	2017		Jul '17	304	96
Sawtooth Hall	Boise State University Boise, Idaho	Midwest	2017		Aug '17	656	235
Lewis Hall(3)	University of Kentucky Lexington, Kentucky	South Central	2017		Aug '17	346	181
University Flats(3)	University of Kentucky Lexington, Kentucky	South Central	2017		Aug '17	771	312
SkyVue	Michigan State University East Lansing, Michigan	North	2017		Aug '17	824	338
The Woods(3)	Northern Michigan University Marquette, Michigan	North	2017		Aug '17	417	117
Total owned properties			2013	(5)		36,420	13,701

(1) The first phase of The Oaks on the Square, which included 253 beds, was completed in August 2012. The second phase, which included 250 beds, was completed in August 2013.
(2) Pursuant to the ground lease for 2400 Nueces, the lessor has the option to purchase our leasehold estate and interest in the property at certain times during the term of the ground lease for a pre-determined amount which exceeds carrying value.
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

The following table contains performance information for our communities by region that were open and operating as of December 31, 2017. The information below excludes revenue related to our food service operations that are offered at one property.

			As of December 31, 2017
Region	Number of Communities	Number of Beds	Average Occupancy(1)	Monthly Revenue Per Available Bed(2)
Mid-Atlantic	13	6,647	92.0%	$813
Midwest	4	2,320	83.0%	565
North	9	5,484	90.7%	754
South Central	24	12,404	80.9%	730
Southeast	7	4,306	98.1%	655
West	13	5,259	94.3%	853
Total	70	36,420	88.7%	$750

(1)	Average of the physical month-end occupancy rates and is calculated as total occupied beds divided by total design beds.
(2) Monthly revenue per available bed for 2017 is equal to total revenue for the year ended December 31, 2017 divided by the sum of the total beds (including staff and model beds) at the property each month. For properties acquired during the year or properties that were developed during the year, monthly revenue per available bed equals total revenue for the period subsequent to acquisition or completion of development through December 31, 2017 divided by the sum of the total beds (including staff and model beds) at the property each month while owned or open and operating.

Mortgage and Construction Indebtedness

During the year ended December 31, 2017, the mortgage loan on University Towers and construction loan related to the development of the fourth phase of The Oaks on the Square were repaid in full. As a result, none of our communities are currently encumbered by mortgage or construction debt.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol “EDR.” There were approximately 403 holders of record of the 75,781,670 shares outstanding on February 23, 2018. On the same day, our common stock closed at $31.92.

The following table provides information on the high and low sales prices for our common stock on the NYSE and the dividends declared for 2016 and 2017:

	High	Low	Distributions Declared
Fiscal 2016
Quarter 1	$42.13	$34.76	$0.37
Quarter 2	46.14	38.59	0.37
Quarter 3	48.87	41.95	0.38
Quarter 4	43.16	38.72	0.38
Fiscal 2017
Quarter 1	$42.80	$38.67	$0.38
Quarter 2	41.79	36.98	0.38
Quarter 3	39.99	35.57	0.39
Quarter 4	37.41	34.44	0.39

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. In general, our Board makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations, we cannot provide any assurance as to the amount or timing of future distributions. Please see "Forward Looking Statements" and the risk factors included in Part 1, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy. In addition, for a description of restrictions on EdR regarding the payment of distributions, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity outlook and capital requirements,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions” and Note 10, “Debt,” to our accompanying consolidated financial statements.

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

Issuer Repurchases of Equity Securities

There were no repurchases during the three months ended December 31, 2017.

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

During the three months ended December 31, 2017, in connection with the DRSPP, we directed the plan administrator to purchase 228 shares of our common stock for $8,346 in the aggregate in the open market pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the fourth quarter of 2017. We also directed the plan administrator to purchase 120 shares of our common stock for $4,500 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2017	53	$37.05	—	—
November 1 – 30, 2017	252	$36.59	—	—
December 1 – 31, 2017	43	$36.44	—	—
Total	348	$36.91	—	—
(1) All shares of common stock were purchased in the open market pursuant to the terms of our DRSPP. The Board authorized the issuance of 4,000,000 shares of common stock under the DRSPP.

Recent Sales of Unregistered Securities

None.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among EdR, the S&P 500 Index
and the MSCI US REIT Index

The following graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Index (the "S&P 500") and to the Morgan Stanley Capital International U.S. REIT Index (the "MSCI US REIT Index") for the period from December 31, 2012 through December 31, 2017. The graph assumes an initial investment of $100 in our common stock and in each of the indices, and also assumes the reinvestment of dividends.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
EdR	$100.00	$86.45	$125.04	$135.00	$156.25	$134.27
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
MSCI US REIT	100.00	102.47	133.60	136.97	148.75	156.29

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

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Collegiate housing leasing revenue	$313,727	$274,187	$240,623	$206,322	$167,476
Third-party development services	5,256	2,364	2,233	6,805	2,989
Third-party management services	3,736	3,588	3,670	3,959	3,697
Operating expense reimbursements	8,347	8,829	8,636	8,707	10,214
Total revenues	331,066	288,968	255,162	225,793	184,376
Operating expenses:
Collegiate housing leasing operations	128,358	111,378	101,283	92,649	79,957
General and administrative	28,516	22,274	20,898	19,802	14,155
Depreciation and amortization	95,501	81,413	68,022	58,974	48,098
Ground lease expense	13,424	12,462	11,268	8,988	7,622
Loss on impairment	—	2,500	—	12,733	—
Other operating (income) expense(1)	(6,041)	1,046	—	—	—
Reimbursable operating expenses	8,347	8,829	8,636	8,707	10,214
Total operating expenses	268,105	239,902	210,107	201,853	160,046
Operating income	62,961	49,066	45,055	23,940	24,330
Nonoperating expenses	16,766	27,306	26,728	8,546	18,837
Income before equity in losses of unconsolidated entities, income taxes, discontinued operations and gain on sale of collegiate housing properties	46,195	21,760	18,327	15,394	5,493
Equity in losses of unconsolidated entities	(65)	(328)	(668)	(710)	(203)
Income before income taxes, discontinued operations and gain on sale of collegiate housing properties	46,130	21,432	17,659	14,684	5,290
Income tax expense	584	684	347	261	203
Income from continuing operations	45,546	20,748	17,312	14,423	5,087
Loss from discontinued operations	—	—	—	—	(456)
Income before gain on sale of collegiate housing properties	45,546	20,748	17,312	14,423	4,631
Gain on sale of collegiate housing properties	691	23,956	2,770	33,231	—
Net income	46,237	44,704	20,082	47,654	4,631
Less: Net (loss) income attributable to the noncontrolling interests	(1,203)	(220)	171	599	308
Net income attributable to Education Realty Trust, Inc.	$47,440	$44,924	$19,911	$47,055	$4,323

	Year Ended December 31,
	2017	2016	2015	2014	2013
Earnings per share information:
Income (loss) per share – basic and diluted:
Continuing operations	$0.60	$0.65	$0.40	$1.10	$0.12
Discontinued operations	—	—	—	—	(0.01)
Net income per share	$0.60	$0.65	$0.40	$1.10	$0.11

Weighted average common shares outstanding:
Basic	74,263	69,336	49,676	42,934	38,144
Diluted	74,465	69,600	49,991	43,277	38,490

Net income attributable to Education Realty Trust, Inc. – common stockholders:
Income from continuing operations, net of noncontrolling interests	$47,440	$44,924	$19,911	$47,055	$4,776
Loss from discontinued operations, net of noncontrolling interests	—	—	—	—	(453)
Net income	$47,440	$44,924	$19,911	$47,055	$4,323
(1) During the years ended December 31, 2017 and 2016, this amount represents the change in fair value of contingent consideration liability related to the Hub at Madison and Urbane acquisitions. As of December 31, 2017, the contingent consideration liabilities were settled. For the year ended December 31, 2017, this amount also includes a gain on the settlement of a dispute that arose with the seller of one of our acquired properties post-acquisition.

BALANCE SHEET DATA

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Assets:
Collegiate housing properties, net, and assets under development	$2,912,918	$2,398,648	$1,892,180	$1,706,711	$1,505,672
Other assets, net	102,246	107,537	109,651	99,619	102,076
Total assets	$3,015,164	$2,506,185	$2,001,831	$1,806,330	$1,607,748
Liabilities and equity:
Unsecured debt, net of unamortized deferred financing costs	$933,449	$454,676	$434,196	$457,702	$356,900
Mortgage and construction loans, net of unamortized deferred financing costs	—	62,520	204,511	248,128	419,864
Other liabilities	182,907	148,599	104,694	94,170	91,144
Total liabilities	1,116,356	665,795	743,401	800,000	867,908
Redeemable noncontrolling interests	52,843	38,949	13,560	14,512	9,871
Equity	1,845,965	1,801,441	1,244,870	991,818	729,969
Total liabilities and equity	$3,015,164	$2,506,185	$2,001,831	$1,806,330	$1,607,748

OTHER DATA

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Funds from operations (FFO)(1):
Net income attributable to Education Realty Trust, Inc.	$47,440	$44,924	$19,911	$47,055	$4,323
Gain on sale of collegiate housing properties	(691)	(23,956)	(2,770)	(33,231)	(3,913)
Gain on insurance settlement	—	—	—	(8,133)	—
Loss on impairment of collegiate housing assets	—	2,500	—	12,733	5,001
Collegiate housing property depreciation and amortization of lease intangibles	93,390	79,653	66,499	58,055	49,316
Equity portion of real estate depreciation and amortization on equity investees	2,923	2,699	2,141	701	196
Noncontrolling interests	(309)	153	298	538	249
Funds from operations available to stockholders and unitholders	142,753	105,973	86,079	77,718	55,172

Other adjustments to FFO:
Acquisition costs	35	619	293	1,058	393
Straight-line adjustment for ground leases	4,696	4,731	4,782	4,835	5,255
Severance costs, net of tax	—	—	—	314	—
Change in fair value of contingent consideration liability and gain on settlement	(6,041)	1,046	—	—	—
Loss on extinguishment of debt	22	10,611	403	3,543	—
Impact of other adjustments to FFO	(1,288)	17,007	5,478	9,750	5,648

FFO on participating developments:
Interest on loan to participating development	—	—	—	(5,581)	1,825
Development fees on participating development, net of costs and tax	—	—	—	(1,548)	454
FFO on participating developments	—	—	—	(7,129)	2,279
Core funds from operations available to stockholders and unitholders(2)	$141,465	$122,980	$91,557	$80,339	$63,099

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share/unit data and selected community information)
Cash flow information:
Net cash provided by operations	$151,444	$132,631	$98,757	$89,221	$77,407
Net cash used in investing	(572,259)	(527,465)	(246,176)	(237,686)	(292,470)
Net cash provided by financing	407,657	393,621	162,218	142,866	225,940

Per share and distribution data:
Cash distributions declared per share/unit	$1.54	$1.50	$1.46	$1.38	$1.26
Cash distributions declared	$114,897	$103,965	$71,743	$60,160	$48,459

Selected community information(3):
Units(4)	13,701	12,294	11,679	10,444	9,933
Beds(4)	36,420	32,729	30,400	27,637	27,982
Occupancy(5)	88.5%	89.9%	91.5%	91.9%	90.3%
Revenue per available bed(6)	$750	$727	$693	$626	$555

(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of collegiate housing assets and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We present FFO available to all stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests, only as they relate to OP Units, in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from collegiate housing dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. For a reconciliation of our FFO available to our stockholders and unitholders to our net income (loss) for the years ended December 31, 2017, 2016 and 2015, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Funds From Operations.”

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

(3)
The selected community information represents all owned communities for 2017 (70), 2016 (64), 2015 (59), 2014 (50) and 2013 (49). This information excludes property information related to discontinued operations for all years.

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

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, other operating expenses, equity in earnings of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying consolidated financial statements.

Collegiate housing leasing

Collegiate housing leasing revenue represented 97.2% of our total revenues, excluding operating expense reimbursements, for the year ended December 31, 2017.

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

The majority of our leases for our off-campus owned communities commence in mid-August of each year and terminate the last day of July of each year, with our on-campus leases coinciding with the related academic term. These dates generally coincide with the commencement of the universities’ fall academic term and the completion of the subsequent summer school session. As such, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. For the 2017-2018 leasing cycle and the 2016-2017 cycle, approximately 79.2% and 77.9%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in October and ends in August of the following year. Our communities’ occupancy rates are therefore typically stable during the academic year (and through July at some of our properties) but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities and during the summer months for the on-campus properties leased by semester, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for renewing residents, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the second and third quarters of each year. In addition, several of our properties (University Towers, The Berk, Sawtooth Hall, University Village on Colvin and all UK properties) operate under an eight or nine month lease. During certain periods in the summer months, minimal rent revenue is recognized, resulting in seasonality in our operating results during that time.

Development consulting services

In 2017, revenue from our development consulting services represented 1.6% of our total revenues, excluding operating expense reimbursements. We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Our development consulting services typically include the following:

•	market analysis and evaluation of housing needs and options;

•	cooperation and collaboration with university in architectural design;

•	assisting the university in determining the best financing solution for their unique needs;

•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;

•	oversight of architectural design process;

•	coordination of governmental and university plan approvals;

•	oversight of construction process;

•	design, purchase and installation of furniture, fixtures and equipment;

•	assistance in pre-opening marketing to potential residents; and

•	obtaining final approvals of construction.

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

Management services

In 2017, revenue from our management services segment represented 1.2% of our total revenues, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We provide these services pursuant to multi-year management agreements under which management fees are typically 3 – 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are required to be reimbursed to us by the property owners. We recognize the expense and revenue related to these reimbursements when incurred. These operating expenses are wholly reimbursable and therefore not considered by management when analyzing the operating performance of our management services business.

Trends and Outlook

Rents and occupancy

We manage our communities to maximize revenues, which are primarily driven by two components: rental rates and occupancy. We customarily adjust rental rates in order to maximize revenues, which in some cases results in lower occupancy, but in most cases results in stable or increasing revenue from the community. As a result, a decrease in occupancy may be offset by an increase in rental rates and may not be material to our operations. Periodically, certain of our markets experience increases in new on-campus collegiate housing provided by colleges and universities and off-campus collegiate housing provided by private owners. This additional collegiate housing both on- and off-campus can create competitive pressure on rental rates and occupancy. In addition, changes in enrollment at the colleges and universities we serve can have an impact on both rental rates and occupancy.

Our total revenue growth for the 2017-2018 lease year of 1.8% over the prior lease year, after considering supply growth of 2.1%, is reflective of both the quality of our portfolio, which includes communities that are generally newer and better-located than other collegiate housing communities in our markets, as well as the modernization that continues to occur in the industry.

Our current expectation is that new supply in 2018 will be below 2017 levels, with new supply as a percentage of enrollment in our markets declining from 2.1% in 2017 to 1.9% in 2018. At that level, growth in supply is expected to outpace projected enrollment growth in 2018 by approximately 60 basis points, which compares favorably to a 70 basis points gap in 2017. Due to the impact new supply had on our 2017/2018 lease year, we will continue to monitor markets that have seen higher supply levels over several consecutive years and proactively adjust our marketing and leasing strategies.

We define our same-community portfolio as properties that were owned and operating for the full year as of December 31, 2017 and 2016 and are not conducting substantial development or redevelopment activities and were not sold during the respective periods. During 2017, we sold one property, which is excluded from same-community results (see Note 5 to the accompanying consolidated financial statements). Also excluded from our same-community portfolio are: 1) Players Club serving Florida State University due to the demolition and redevelopment of the property and 2) University Towers, serving North Carolina State University. As a result of the university implementing a new freshman live-on requirement in the fall of 2017, we changed the way the University Towers community was leased and operated in 2017 making year over year results incomparable.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. In 2017, same-community revenue per occupied bed increased to $841 and same-community physical occupancy decreased to 90.2%, compared to same-community revenue per occupied bed of $816 and same-community physical occupancy of 91.3% in 2016. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2017-2018 lease term with a 1.8% increase in rental revenue. Opening occupancy was down 120 basis points to 95.2% and net rental rates opened the term 3.0% above the prior year. New-communities opened the 2017-2018 lease term with an average occupancy of 89.2%.

North Carolina State University previously announced a requirement that all freshmen live on campus beginning in September 2017. However, due to a shortage of on campus housing, the property is fully occupied for the 2017/2018 lease year. This change in policy may negatively impact the leasing of our University Towers collegiate housing property in future lease years as the community has historically been primarily leased to freshmen. We will continue to monitor the impact of this change, as it could negatively impact the property's results of operations and the future valuation of the property.

Development consulting services

Third-party development consulting services

In 2017 and 2016, third-party development revenue was $5.3 million and $2.4 million, respectively. In recent years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to fluctuate based on projects awarded. We recently delivered third-party projects at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University. We are not currently providing third-party development services for 2018 deliveries; however, we continue to negotiate and finalize deal terms for two recently awarded projects that could deliver in summer 2019.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, which we expect to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program that allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs and to date we have 18 ONE PlanSM projects representing 23 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 6,850 beds for $449.2 million of development costs in five phases and are not currently planning for future phases at UK. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aging on-campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. These external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock.

While considering the possible shift in the types of projects universities pursue, the amount and timing of future revenue from development consulting services will be contingent upon our ability to successfully compete in public colleges and universities’ competitive procurement processes, our ability to successfully structure financing of these projects and our ability to ensure completion of construction within committed timelines and budgets. To date, we have completed construction on all of our ONE PlanSM developments in time for their targeted occupancy dates.

Collegiate housing operating costs

In 2017, 2016, and 2015, same-community operating expenses increased 3.7%, 2.6% and 5.0%, respectively. We expect full year same-community operating expenses growth to be between 3.0 and 4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future.

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

Costs directly associated with our management and development services along with allocated corporate general and administrative expenses based the extent of effort or resources expended are presented in development and management services on the accompanying consolidated statements of income and comprehensive income. In addition, for the year ended December 31, 2017, development and management services general and administrative costs includes $2.8 million of unanticipated additional costs on one of the completed developments due to unforeseen ground conditions and other unanticipated construction issues.

General and administrative costs on accompanying consolidated statements of income and comprehensive income in 2017 were $11.4 million (excluding development pursuit costs and acquisition costs of $2.9 million), an increase of $1.0 million, or 10%, when compared to 2016. This increase during 2017 is consistent with our growth in assets and revenue and allows us to appropriately prepare for future growth, including our announced development pipeline. While we expect general and administrative costs to continue with double digit increases, we expect our growth rate to moderate going forward.

Asset repositioning and capital recycling

Since January 2010, we have acquired $1.3 billion of collegiate housing communities, completed $1.1 billion of developments and disposed of $505.1 million of collegiate housing communities. Starting in 2010, we made a concerted effort to reposition and improve our owned portfolio with a significant part of the process completed prior to 2013. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $816. Currently, 85% of our beds and 90% of our community NOI are located on or pedestrian to campus. During February 2018, we sold the Campus Lodge, River Pointe and Carrollton Crossing collegiate housing communities for a gross sales price of $81.4 million. We expect to record a gain on the sale of these communities of $22.2 million in the aggregate in 2018. We are currently marketing three additional properties for sale with all currently in the due diligence phase, and expect to close on between $70.0 and $145.0 million of additional dispositions during 2018.

During the year ended December 31, 2017, we completed the acquisition of two collegiate housing properties for $128.0 million, resulting in an increase to our portfolio of 1,321 beds. We also sold a housing community consisting of 612 beds for a gross sales price of $18.2 million. We received net proceeds of $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition. We used the proceeds to repay a portion of the outstanding balance on the Revolver.

In the fall of 2017, we completed the following development projects (dollars in thousands):

Project	Project Type	Bed Count	Costs Incurred as of December 31, 2017	EdR's Ownership Percentage
University of Kentucky - University Flats	ONE Plan	771	$75,241	100%
Boise State University	ONE Plan	656	35,350	100%
University of Kentucky - Lewis Hall	ONE Plan	346	26,325	100%
Michigan State University - SkyVue	Joint Venture	824	87,142	90%
Texas State University - The Local: Downtown	Joint Venture	304	31,131	80%
Northern Michigan University - The Woods	ONE Plan	417	25,742	100%
Total - 2017 Delivered Communities		3,318	$280,931

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following active development projects (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost (1)	EdR's Economic OwnershipCost (1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded (1)
2018 Deliveries
Northern Michigan University - The Woods - Ph II (2)	ONE Plan	100%	433	$24,600	$24,600	$24,600	$—
University of Pittsburgh	Joint Venture	80%	723	106,100	84,900	100,300	45,700
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	23,000
Northern Michigan University - The Woods - Ph III(2)	ONE Plan	100%	379	29,000	29,000	29,000	23,700
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	47,100
Arizona State University - Union Tempe	Joint Venture	90%	839	164,900	148,400	159,100	65,000
Colorado State University - Union on Plum	Joint Venture	70%	229	28,200	19,700	25,700	14,700
Iowa State University - Union on Lincoln Way	Joint Venture	70%	542	51,900	36,300	47,300	28,000
Cornell University - Maplewood	ONE Plan	100%	872	86,000	86,000	86,000	60,500
University of Hawai'i - Hale Mahana	Joint Venture	90%	589	109,600	98,600	106,300	53,200
Oklahoma State University - One on 4th	Joint Venture	70%	475	47,200	33,000	43,700	11,200
Total - 2018 Deliveries			6,380	$783,400	$648,400	$743,500	$372,100

Lehigh University - Southside Commons	ONE Plan	100%	428	$48,300	$48,300	$48,300	$47,200
Mississippi State University	ONE Plan	100%	656	69,200	69,200	69,200	69,200
Total - 2019 Deliveries			1,084	$117,500	$117,500	$117,500	$116,400

Total Active Projects			7,464	$900,900	$765,900	$861,000	$488,500
(1) Represents estimates that are subject to change as the development process proceeds.
(2) The second phase of NMU was delivered in January 2018, and we anticipate delivery of Phase III in Summer 2018.

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

Collegiate housing property acquisitions, depreciation and impairment

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

Use of estimates

Significant estimates and assumptions are used by management in determining the recognition of third-party development consulting revenue under the percentage of completion method, useful lives of collegiate housing assets, the initial valuations and underlying allocations of purchase price in connection with collegiate housing property acquisitions, and the determination of fair value for impairment assessments. Actual results could differ from those estimates.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table presents our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year ended December 31,
	2017	2016	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$313,727	$274,187	$39,540	14.4%
Collegiate housing leasing operations	128,358	111,378	16,980	15.2%
Net operating income	$185,369	$162,809	$22,560	13.9%

Development Consulting Services:
Third-party development consulting services	$5,256	$2,364	$2,892	122.3%
General and administrative(1)	4,751	2,044	2,707	132.4%
Net operating income	$505	$320	$185	57.8%

Management Services:
Third-party management services	$3,736	$3,588	$148	4.1%
General and administrative(1)	2,105	2,308	(203)	(8.8)%
Net operating income	$1,631	$1,280	$351	27.4%

Reconciliations:
Segment revenue	$322,719	$280,139	$42,580	15.2%
Operating expense reimbursements	8,347	8,829	(482)	(5.5)%
Total segment revenues	$331,066	$288,968	$42,098	14.6%

Segment operating expenses	$135,214	$115,730	$19,484	16.8%
Reimbursable operating expenses	8,347	8,829	(482)	(5.5)%
Total segment operating expenses	$143,561	$124,559	$19,002	15.3%

Segment net operating income	$187,505	$164,409	$23,096	14.0%
Other unallocated general and administrative expenses(2)	(21,660)	(17,922)	(3,738)	20.9%
Depreciation and amortization	(95,501)	(81,413)	(14,088)	17.3%
Ground lease expense	(13,424)	(12,462)	(962)	7.7%
Loss on impairment of collegiate housing properties	—	(2,500)	2,500	NM
Nonoperating expenses	(16,766)	(27,306)	10,540	(38.6)%
Other operating income (expense) (3)	6,041	(1,046)	7,087	NM
Equity in losses of unconsolidated entities	(65)	(328)	263	(80.2)%
Income before income taxes and gain on sale of collegiate housing properties	$46,130	$21,432	$24,698	115.2%

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

(3) For the years ended December 31, 2017 and 2016, this amount represents the change in fair value of contingent consideration liabilities related to two of our 2016 acquisitions. As of December 31, 2017, the contingent consideration liabilities were settled. For the year ended December 31, 2017, this amount also includes a gain on the settlement of a dispute that arose with the seller of one of our acquired properties post-acquisition.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,		Favorable (Unfavorable)
	2017	2016
Owned communities:
Occupancy
Physical(1)	88.5%	89.9%	(140	) bps
Economic(2)	86.8%	88.2%	(140	) bps
NarPOB(3)	$788	$750	$38
Other income per occupied bed(4)	$61	$58	$3
RevPOB(5)	$849	$808	$41
Operating expense per bed(6)	$307	$295	$(12)
Operating margin(7)	59.1%	59.4%	(30	) bps
Design Beds(8)	417,619	377,334	40,285

Same-communities(9):
Occupancy
Physical(1)	90.2%	91.3%	(110	) bps
Economic(2)	89.0%	90.3%	(130	) bps
NarPOB(3)	$783	$759	$24
Other income per occupied bed(4)	$58	$57	$1
RevPOB(5)	$841	$816	$25
Operating expense per bed(6)	$302	$291	$11
Operating margin(7)	60.2%	60.9%	(70	) bps
Design Beds(8)	314,004	314,004	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Net apartment rent per occupied bed ("NarPOB") represents GAAP net apartment rent for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.

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

(9)
Represents operating statistics for communities that were owned by us and were operating for the full years ended December 31, 2017 and 2016. The same-community portfolio excludes properties that are sold or have met the requirements for held for sale accounting treatment, properties that have substantial development or redevelopment activities, and other properties whose operating results are incomparable year over year.

The following table shows the impact of the same-communities, acquisitions, developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the year ended December 31, 2017 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Year ended December 31, 2016	$274,187	$111,378
Increase in same-community	4,449	3,362
Increase from 2016 deliveries	9,963	2,714
Increase from 2016 acquisitions	9,509	4,408
Increase from 2017 deliveries	12,189	4,264
Increase from 2017 acquisitions	10,905	4,240
Increase from pre-opening expense on future developments	—	1,794
Decrease in other-communities	(1,589)	(493)
Decrease from sold communities	(5,886)	(3,309)
Year ended December 31, 2017	$313,727	$128,358

The increase in same-community revenue of $4.4 million, or 1.9%, was driven from a 2.8% increase in rental rates and a 0.1% growth in other income and was offset by a 1.0% decrease in occupancy. At the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2016 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in prior year. In 2017, we recognized revenue on the 2017 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $3.4 million, or 3.7%, over the prior year and is mainly due to increases in real estate taxes, maintenance and repair costs and marketing expenses. We also experienced an increase in operating expenses related to 2017 and 2016 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $3.3 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2017 and 2016 (dollars in thousands):

Project	Beds	Fee Type	2017	2016	Favorable (Unfavorable)
Clarion University of Pennsylvania	728	Development fee	$—	$46	$(46)
East Stroudsburg University – Pennsylvania Ph II	488	Development fee	1,676	338	1,338
Bowles Hall	186	Development fee	626	942	(316)
Shepherd University	297	Development fee	1,585	395	1,190
Texas A&M – Commerce	490	Development fee	1,050	210	840
Southeastern Louisiana University	—	Pre-development fee	—	314	(314)
Purchasing fees	—	Purchasing fee	39	119	(80)
Miscellaneous development fees	—	Development fee	280	—	280
Third-party development consulting services total			$5,256	$2,364	$2,892

Third-party development consulting services revenue increased $2.9 million to $5.3 million for the year ended December 31, 2017 as compared to the same period in 2016. Third-party development consulting services revenue fluctuates based on the number and timing of development projects. We also recognized cost savings of $2.2 million during the year ended December 31, 2017, with no amounts recognized in the year ended December 31, 2016.

General and administrative expenses for the segment increased $2.7 million, to $4.8 million, for the year ended December 31, 2017. Gross general and administrative expenses generally fluctuate based on the number and timing of development projects, both owned and third-party. This increase in general and administrative expenses allocated to third-party development consulting services is related to unanticipated additional costs on one of the completed developments due to unforeseen ground conditions and other unanticipated construction issues.

Management services

Total management services revenue increased $0.1 million, or 4.1%, for the year ended December 31, 2017 as compared to the same period in 2016. General and administrative expenses for our management services segment decreased $0.2 million, or 8.8%, for the year ended December 31, 2017 compared to the same period in the prior year. This decrease in general and administrative expenses allocated to third-party management services is correlated to the increase in the number of owned communities, and thus a lower allocation of costs to third-party management services.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $3.7 million, or 20.9%, during the year ended December 31, 2017 over the same period in the prior year. The increase includes approximately $1.7 million in development pursuit costs, with the remainder related primarily to payroll costs as a result of growth in our portfolio, and increased on- and off- campus development pursuit activity.

Depreciation and amortization

Depreciation and amortization increased $14.1 million, or 17.3%, during the year ended December 31, 2017 as compared to the same period in the prior year. $12.0 million of this increase relates primarily to depreciation of the 16 new communities (acquisitions or developments placed in service) opened since January 1, 2016, partially offset by sold communities. In addition, $3.8 million of the increase is related to amortization of in-place leases on our acquisitions.

Ground lease expense

For the year ended December 31, 2017, the cost of ground leases increased $1.0 million, or 7.7%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2016 on campus at the University of Kentucky for which a full 12 months of expense is included in 2017. Except for ground leases that are structured as purely contingent rent, we recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Loss on impairment of collegiate housing properties

During the year ended December 31, 2017, we recorded no impairment losses. During the year ended December 31, 2016, we recorded impairment losses of $2.5 million related to a collegiate housing community due to a change in circumstances that indicated its carrying value may not be recoverable (see Note 2 to the accompanying consolidated financial statements).

Nonoperating expenses

Nonoperating expenses consisted of the following for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change ($)	Change (%)
Interest expense	$(15,268)	$(15,454)	$186	(1.2)%
Amortization of deferred financing costs	(1,574)	(1,731)	157	(9.1)%
Interest income	98	490	(392)	(80.0)%
Loss on extinguishment of debt	(22)	(10,611)	10,589	(99.8)%
Total nonoperating expenses	$(16,766)	$(27,306)	$10,540	(38.6)%

Total nonoperating expenses decreased $10.5 million for the year ended December 31, 2017, compared to the same period in the prior year. This decrease is due to a $10.6 million decrease in loss on extinguishment of debt.

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table presents our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year ended December 31,
	2016	2015	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$274,187	$240,623	$33,564	13.9%
Collegiate housing leasing operations	111,378	101,283	10,095	10.0%
Net operating income	$162,809	$139,340	$23,469	16.8%

Development Consulting Services:
Third-party development consulting services	$2,364	$2,233	$131	5.9%
General and administrative(1)	2,044	2,802	(758)	(27.1)%
Net operating (loss) income	$320	$(569)	$889	(156.2)%

Management Services:
Third-party management services	$3,588	$3,670	$(82)	(2.2)%
General and administrative(1)	2,308	2,844	(536)	(18.8)%
Net operating income	$1,280	$826	$454	55.0%

Reconciliations:
Segment revenue	$280,139	$246,526	$33,613	13.6%
Operating expense reimbursements	8,829	8,636	193	2.2%
Total segment revenues	$288,968	$255,162	$33,806	13.2%

Segment operating expenses	$115,730	$106,929	$8,801	8.2%
Reimbursable operating expenses	8,829	8,636	193	2.2%
Total segment operating expenses	$124,559	$115,565	$8,994	7.8%

Segment net operating income	$164,409	$139,597	$24,812	17.8%
Other unallocated general and administrative expenses (2)	(17,922)	(15,252)	(2,670)	17.5%
Depreciation and amortization	(81,413)	(68,022)	(13,391)	19.7%
Ground lease expense	(12,462)	(11,268)	(1,194)	10.6%
Loss on impairment of collegiate housing properties	(2,500)	—	(2,500)	NM
Nonoperating expenses	(27,306)	(26,728)	(578)	2.2%
Other operating expenses(3)	(1,046)	—	(1,046)	NM
Equity in losses of unconsolidated entities	(328)	(668)	340	(50.9)%
Income before income taxes and gain on sale of collegiate housing properties	$21,432	$17,659	$3,773	21.4%

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

(3) Represents the change in fair value of contingent consideration liabilities associated with our 2016 acquisitions. The contingent consideration was subsequently settled in 2017.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,		Favorable (Unfavorable)
	2016	2015
Owned communities:
Occupancy
Physical(1)	89.9%	91.5%	(160	) bps
Economic(2)	88.2%	89.2%	(100	) bps
NarPOB(3)	$750	$706	$44
Other income per occupied bed(4)	$58	$51	$7
RevPOB(5)	$808	$757	$51
Property operating expense per bed(6)	$295	$292	$(3)
Operating margin(7)	59.4%	57.9%	150	bps
Design Beds(8)	377,334	347,248	30,086

Same communities(9):
Occupancy
Physical(1)	91.2%	91.8%	(60	) bps
Economic(2)	89.8%	90.1%	(30	) bps
NarPOB(3)	$745	$720	$25
Other income per occupied bed(4)	$58	$55	$3
RevPOB(5)	$803	$775	$28
Property operating expense per bed(6)	$304	$296	$(8)
Operating margin(7)	58.5%	58.4%	10	bps
Design Beds(8)	298,560	298,560	—

(1)	Represents a weighted average of the month-end occupancies for the respective period.

(2)	Represents the effective occupancy calculated by taking net apartment rent accounted for on a GAAP basis for the respective period divided by market rent for the respective period.

(3)	Net apartment rent per occupied bed ("NarPOB") represents GAAP net apartment rent for the respective period divided by the sum of the occupied beds in the portfolio for each of the included months.

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

(9)
Represents operating statistics for communities that were owned by us and were operating for the full years ended December 31, 2016 and 2015. The same-community portfolio excludes properties that are sold or have met the requirements for held for sale accounting treatment, properties that have substantial development or redevelopment activities, and other properties whose operating results are incomparable year over year.

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

The increase in same-community revenue of $6.4 million, or 3.0%, was driven by a 3.1% increase in rental rates, a 0.5% decrease in occupancy and a 0.4% growth in other income. At the beginning of each calendar year, the same-community portfolio mix changes when all properties owned and managed for the entire previous calendar year are moved into the same-community portfolio. The increase from the 2015 acquisitions and deliveries relates to a full 12 months of revenue recognized in the current year compared to a shorter period in the prior year. In 2016, we recognized revenue on the 2016 acquisitions and deliveries, with no revenue on these properties recognized in the prior year. Revenue on the sold-communities is reflected up to the point of sale of the respective property.

Same-community operating expenses increased $2.3 million, or 2.6%, over prior year and is mainly due to increased rates in real estate taxes, increased maintenance and repair costs and an increase in general and administrative expenses. We also experienced an increase in operating expenses related to 2015 and 2016 acquisitions and developments, offset by a decrease in operating expenses on sold-communities of $4.6 million.

Development consulting services

The following table represents the development consulting revenue recognized by project for the years ended December 31, 2016 and 2015 (dollars in thousands):

Project	Beds	Fee Type	2016	2015	Favorable (Unfavorable)

Clarion University of Pennsylvania	728	Development fee	$46	$1,115	$(1,069)
East Stroudsburg University – Pennsylvania Ph II	488	Development fee	338	—	338
Athens – Georgia Heights	292	Development fee	—	101	(101)
Wichita State University	784	Development fee	—	10	(10)
Bowles Hall	186	Development fee	942	826	116
Shepherd University	297	Development fee	395	—	395
Texas A&M – Commerce	490	Development fee	210	—	210
Southeastern Louisiana University	—	Pre-development fee	314	—	314
Purchasing fees	—	Purchasing fee	119	181	(62)
Third-party development consulting services total			$2,364	$2,233	$131

Third-party development consulting services revenue increased $0.1 million to $2.4 million for the year ended December 31, 2016 as compared to the same period in 2015. Third-party development consulting services revenue fluctuates based on the number and timing of development projects. There were no revenues associated with cost savings for the years ended December 31, 2016 and 2015.

General and administrative expenses for the segment decreased $0.8 million, or 27.1%, for the year ended December 31, 2016 compared to the prior year. General and administrative expenses generally fluctuate based on the number and timing of development projects, both owned and third-party. This decrease in general and administrative expenses allocated to third-party development consulting services is correlated to the increase in the volume of owned developments, and thus a lower allocation of costs to third-party development consulting services.

Management services

Total management services revenue decreased $0.1 million, or 2.2%, for the year ended December 31, 2016 as compared to the same period in 2015. This decrease is due primarily to the lost revenue from properties we no longer manage.

General and administrative expenses for our management services segment decreased $0.5 million, or 18.8%, for the year ended December 31, 2016 compared to the same period in the prior year. This decrease correlates to the decrease in the number of managed communities over the prior year and is partially due to the continued growth of our owned portfolio and a reduction in general and administrative expenses allocated to third-party management services.

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

Loss on impairment of collegiate housing properties

During the year ended December 31, 2016, we recorded impairment losses of $2.5 million related to one collegiate housing community. The asset was determined to be impaired due to a change in circumstances that indicated its carrying value may not be recoverable (see Note 2 to the accompanying consolidated financial statements). During the year ended December 31, 2015, we recorded no impairment losses.

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

Total nonoperating expenses increased $0.6 million, or 2.2%, for the year ended December 31, 2016, compared to the same period in the prior year. The increase in loss on extinguishment of debt of $10.2 million represents costs incurred in connection with the payoff of $183.9 million of mortgage debt in 2016 offset by a $9.0 million decrease in interest expense over prior year directly related to the payoff of mortgage and construction debt during 2015 and 2016.

Liquidity and Capital Resources

Cash and cash flows

As of December 31, 2017, we had $24.8 million of cash on hand compared to $34.5 million of cash on hand as of December 31, 2016.

Operating cash flow has historically been determined by: (i) the number of communities currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to our properties. During 2017, we generated $151.4 million of cash from operations compared to $132.6 million in 2016. This increase of $18.8 million is primarily attributable to the increase in combined community net operating income of $22.6 million from existing and newly developed and acquired communities, partially offset by a decrease in the change in operating assets and liabilities of $3.6 million.

During the year ended December 31, 2017, we used $572.3 million of cash in investing activities compared to $527.5 million over the same period in 2016. This increase in cash used for investing activities of $44.8 million is attributable primarily to the following:

•	an increase in net cash spent on development activities of $112.9 million, and

•	a decrease in cash generated from the disposition of collegiate housing properties of $77.2 million (three dispositions in 2016 and one in 2017), partially offset by

•	a decrease in cash used to acquire collegiate housing properties of $139.8 million.

During the year ended December 31, 2017, we generated $407.7 million of cash from financing activities compared to $393.6 million during the same period in 2016. This increase of $14.0 million is attributable primarily to:

•	an increase in net borrowings on line of credit of $309.0 million,

•	an increase in borrowings on private placement notes of $150.0 million, and

•	a decrease in repayments of mortgage and construction loans during the year ended December 31, 2017 of $121.1 million compared to the same period in 2016, partially offset by

•	a significant decrease in cash received from common stock offerings of $515.2 million during the year ended December 31, 2017 compared to the same period in 2016,

•	an increase in dividends and distributions paid to common and restricted stockholders of $10.3 million, and

•	a decrease in borrowings under mortgage and construction loans of $40.8 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.56 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, funds for our active development projects, funds for debt repayment and funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, recycling capital through potential asset sales and equity market activity, including sales of EdR common stock under our ATM Program or Forward Agreements. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Unsecured Senior Notes, as further discussed below. We will continue to monitor both the debt and equity markets and in the future anticipate accessing capital through our ATM Program, additional follow on equity offerings or additional public offerings of unsecured notes or private placements of debt securities.

In February 2017, the Operating Partnership repaid in full variable rate mortgage debt with an outstanding principal balance of $33.0 million secured by the University Towers collegiate housing community. The interest rate was 2.9% per annum and the mortgaged debt was scheduled to mature on July 1, 2017.

In October 2017, the Operating Partnership repaid in full variable rate construction loan with an outstanding principal balance of $29.8 million related to the development of the fourth phase of The Oaks on the Square. The effective interest rate at the repayment date was 2.71%.

As of December 31, 2017, we had no mortgage or construction debt secured by our properties.

Distributions for the year ended December 31, 2017 totaled $113.8 million, or $1.54 per share to our stockholders and $1.1 million, or $1.54 per OP Unit, to the limited partners in the Operating Partnership, compared to cash provided by operations of $151.4 million, or $2.00 per weighted average share/unit.

Based on our closing share price of $34.92 on December 31, 2017, our total enterprise value was $3.6 billion. With net debt (total debt less cash) of $911.7 million as of December 31, 2017, our debt to enterprise value was 25.6% compared to 13.5% as of December 31, 2016. With gross assets of $3.4 billion, which excludes accumulated depreciation of $385.1 million, our debt to gross assets ratio was 27.5% as of December 31, 2017 as compared to 18.5% as of December 31, 2016.

ATM Program

During October 2014, the Trust entered into equity distribution agreements to establish an ATM Program whereby EdR was authorized to sell a maximum of $150.0 million in shares of its common stock. During the years ended December 31, 2016 and 2015, we sold approximately 2.3 million and 0.7 million shares pursuant the ATM Program, and received net proceeds of $93.5 million and $26.7 million, respectively, which exhausted the ATM Program. The Trust used the net proceeds to repay debt, fund our development pipeline and for general corporate purposes.

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

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish additional ATM Programs (the "2016 ATM Program" and "2017 ATM Program," respectively) whereby EdR is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock. Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to Forward Agreements with certain counterparties. As of December 31, 2017, the Trust had entered into seven Forward Agreements and sold 7.3 million shares for aggregated net proceeds of $316.1 million under the 2016 and 2017 ATM Programs. During the year ended December 31, 2017, the Trust settled three Forward Agreements under its 2016 ATM program by delivering 2.6 million shares of newly issued common stock, receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. The Trust exhausted the 2016 ATM Program during the year ended December 31, 2017. As of December 31, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program. Each outstanding Forward Agreement may be settled at any time on or prior to December 31, 2018. See Note 12 to the accompanying consolidated financial statements for additional information about the Forward Agreements.

Revolving credit facility

As described in Note 10 to the accompanying consolidated financial statements, the Operating Partnership's revolving credit facility with KeyBanc National Association, as administrative agent, and the lenders party thereto (the “Revolver”) has a maximum availability of $500.0 million and an accordion feature to $1.0 billion. The Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of December 31, 2017, we were in compliance with all covenants and had availability of $151.0 million as $349.0 million was outstanding. The interest rate applicable to the Revolver was 2.71% at December 31, 2017.

In February 2018, the Operating Partnership amended the Revolver. The amended Revolver has a maximum availability of $600.0 million and an accordion feature to $1.0 billion, which may be exercised during the term subject to satisfaction of certain conditions. The amended Revolver extends the maturity date of the facility from November 18, 2018 to February 16, 2023. EdR serves as the guarantor for any funds borrowed by the Operating Partnership. The amended Revolver contains customary affirmative and negative covenants and contains financial covenants similar to those previous to the amendment. As of February 23, 2018, $377.0 million had been drawn on the Revolver, and we had remaining availability of $223.0 million.

Unsecured term loan facility

On January 18, 2017, the Operating Partnership and certain subsidiaries entered into the Second Amended and Restated Credit Agreement with PNC Bank National Association, as administrative agent, and the lenders party thereto (the "Second Amended and Restated Credit Agreement"). Under the Second Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 18, 2022. The Second Amended and Restated Credit Agreement contains an accordion feature pursuant to which the borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement on November 19, 2014, which was superseded by the Second Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans through the Term Loans' initial maturity date (see Note 15 to the accompanying consolidated financial statements). As of December 31, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

The Operating Partnership also entered into forward starting interest rate swaps concurrently with entry into the Second Amended and Restated Credit Agreement, which extended the term of the Tranche B Term Loan (see Note 15 to the accompanying consolidated financial statements). The forward starting interest rate swaps locks in LIBOR at 2.10% during the three-year extension period.

At December 31, 2017 and 2016, the outstanding balance under the Term Loans was $186.5 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.0 million and $0.8 million, respectively, in the accompanying consolidated balance sheets.

In February 2018, the Operating Partnership amended the Second Amended and Restated Credit Agreement to modify the financial covenants of the unsecured term loans to reflect the changes made to the financial covenants of the Revolver.

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 10 to the accompanying consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year, with the first payment beginning on June 15, 2015. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2017, we were in compliance with all covenants.

Private placement notes

On August 31, 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured notes in a private placement. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Series A Notes”), and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. Proceeds from issuance of the Notes were used to repay a portion of the outstanding balance on the Revolver. As of December 31, 2017, the outstanding balance was $149.7 million, which is presented net of unamortized deferred financing costs of $0.3 million. As of December 31, 2017, we were in compliance with all covenants.

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

We closed on the sale of three collegiate housing communities in February 2018. We expect to record a $22.2 million gain on these dispositions in the aggregate. During January 2018, we had three additional properties undergoing due diligence. These sales are expected to close in March and April 2018, subject to normal customary closing conditions.

During the year ended December 31, 2017, the Trust sold The Reserve on Stinson collegiate housing community located in Norman, Oklahoma for a gross sales price of approximately $18.2 million. The Trust received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with cash on hand, working capital, borrowings under construction loans, our Revolver or secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, the proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

During 2017, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University Auburn, Alabama	February 2017	305	86	$28,500

During 2016, we completed the following collegiate housing property acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Lokal	Colorado State University, Colorado	March 2016	194	79	$24,600
The Hub at Madison	University of Wisconsin, Wisconsin	May 2016	1,038	341	$188,500
Pura Vida Place	Colorado State University, Colorado	August 2016	100	52	$12,000
Carriage House	Colorado State University, Colorado	August 2016	94	54	$12,000
Urbane	University of Arizona, Arizona	September 2016	311	104	$50,000

We currently have 12 active development projects that we are developing for our ownership with our share of aggregate development costs of $0.9 billion. As of December 31, 2017, $372.5 million of the anticipated costs had been incurred and funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, distributions, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through working capital, cash provided by operations, additional borrowings under our Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, OP Units or additional debt, if market conditions permit.

Capital expenditures

The historical recurring capital expenditures, excluding communities that have been sold, properties that have substantial development or redevelopment activities, and other properties whose operating results are incomparable year over year, at our same communities are set forth as follows:

	As of and for the Years Ended December 31,
	2017	2016	2015
Total units	10,188	9,397	8,263
Total beds	26,167	24,880	22,719
Total recurring capital expenditures (in thousands)	$4,745	$4,801	$4,919
Average per unit	$465.71	$510.88	$595.33
Average per bed	$181.32	$192.95	$216.52

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

Additionally, we can be required by lenders to contribute contractual amounts annually to reserves for capital repairs and improvements at the mortgaged communities. These contributions are typically less than, but could exceed, the amount of capital expenditures actually incurred during any given year at such communities. Currently we have no communities encumbered with mortgage debt.

Nonrecurring capital expenditures were approximately $11.2 million, $18.0 million and $9.5 million, respectively, for the years ended December 31, 2017, 2016 and 2015. These expenditures relate to major renovations and improvements and typically are funded with cash on hand.

Commitments

The following table summarizes our contractual obligations as of December 31, 2017, excluding the Revolver which matures in 2018 (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-Term Debt Obligations (1)	$—	$—	$187,500	$400,000	$587,500
Contractual Interest Obligations (2)	24,037	48,073	55,777	56,427	184,314
Operating Lease and Future Purchase Obligations (3)	19,009	29,327	19,387	646,967	714,690
Development Projects (4)	256,403	10,235	—	—	266,638
Total	$299,449	$87,635	$262,664	$1,103,394	$1,753,142

(1)	Includes amounts due at maturity on all debt agreements, excluding the Revolver.

(2)	Includes contractual fixed-rate interest payments on the unsecured term loan facility and unsecured notes payable, consisting of senior notes and private placement notes.

(3)	Includes future minimum lease commitments under operating and long-term ground lease obligations.

(4)
Consists of amounts contractually owed to general contractors under guaranteed maximum contracts for our owned developments under construction. In addition, we incur additional costs that are necessary to place these properties into service, such as the cost of furniture, fixtures and equipment, marketing and leasing costs. The unfunded commitments presented include only those costs that we are obligated to fund under the construction contracts. The Trust expects to fund this amount through a combination of cash flows generated from operations, draws on the Revolver, issuance of securities under the ATM Program and potential debt or follow on equity offerings.

Long-term indebtedness

As of December 31, 2017, all of our communities were unencumbered by mortgage or construction debt.

As of December 31, 2017, we had outstanding long-term indebtedness of $933.4 million (net of unamortized deferred financing costs of $3.1 million).

The scheduled future maturities of this indebtedness as of December 31, 2017 were as follows (in thousands):

Year
2018	$349,000	(1)
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	400,000
Total	936,500
Unamortized deferred financing costs	3,051
Outstanding as of December 31, 2017, net of unamortized deferred financing costs	$933,449
(1) In February 2018, the Operating Partnership amended the Revolver to increase the availability to $600.0 million (subject to a $1.0 billion accordion feature) and extended the maturity to February 16, 2023.

As of December 31, 2017, the outstanding debt had a weighted average interest rate of 3.6% and carried an average term to maturity of 5.0 years.

We had $349.0 million outstanding under the Revolver as of December 31, 2017. The Revolver was scheduled to mature on November 19, 2018 with one year extension subject to certain conditions. The Revolver requires interest-only payments through maturity. The interest rate per annum applicable to the Revolver is, at EROP’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. The interest rate applicable to the Revolver as of December 31, 2017 was 2.71%. In February 2018, the Operating Partnership amended the Revolver to increase the availability to $600.0 million (subject to a $1.0 billion accordion feature) and extended the maturity February 16, 2023.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and net capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and OP Units. All such distributions are authorized at the sole discretion of the Board. We may be required to use borrowings under our Revolver, if necessary, to meet REIT distribution requirements, avoid the imposition of federal income and excise taxes and maintain our REIT status. Additionally, we may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. During May 2017, the Board increased the annual dividend target from $1.52 to $1.56 per share to our stockholders and per OP Unit to the Operating Partnership unitholders becoming effective with the August 15, 2017 dividend.

During 2017, we declared quarterly distributions aggregating $1.54 per share of EdR's common stock and per OP Unit in EROP.

As discussed above, the Board declared a fourth quarter distribution of $0.39 per share of common stock and OP Unit for the quarter ended December 31, 2017. The distributions were paid on February 15, 2018 to stockholders and unitholders of record at the close of business on January 31, 2018.

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

		December 31, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,546	n/a	$5,637	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	54,956	8,767	27,478	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,796	7,230	17,398	3,615	34,914	7,230	17,457	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. During the year ended December 31, 2017, both borrowers repaid in full their portion of debt outstanding.

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

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and by the October 2011 guidance described above), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. We believe that net income is the most directly comparable GAAP measure to FFO available to stockholders and unitholders. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance.

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

The following table presents a reconciliation of FFO and Core FFO available to our stockholders and unitholders to net income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income attributable to Education Realty Trust, Inc.	$47,440	$44,924	$19,911
Gain on sale of collegiate housing assets	(691)	(23,956)	(2,770)
Loss on impairment of collegiate housing assets	—	2,500	—
Real estate related depreciation and amortization	93,390	79,653	66,499
Equity portion of real estate depreciation and amortization on equity investees	2,923	2,699	2,141
Noncontrolling interests	(309)	153	298
FFO available to stockholders and unitholders	142,753	105,973	86,079

FFO adjustments:
Loss on extinguishment of debt	22	10,611	403
Acquisition costs	35	619	293
Change in fair value of contingent consideration liability and gain on settlement	(6,041)	1,046	—
Straight-line adjustment for ground leases	4,696	4,731	4,782
FFO adjustments	(1,288)	17,007	5,478

Core FFO available to stockholders and unitholders	$141,465	$122,980	$91,557

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance. We believe NOI is a useful supplemental measure for the investing community to use in evaluating our results. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding third-party management fees and expenses, third-party development consulting fees and expenses, depreciation, amortization, other operating expenses related to noncash adjustments, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to collegiate housing NOI for years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Operating income	$62,961	$49,066	$45,055
Less: Third-party development services revenue	(5,256)	(2,364)	(2,233)
Less: Third-party management services revenue	(3,736)	(3,588)	(3,670)
Less: Other operating (income) expense	(6,041)	1,046	—
Plus: Development and management services expenses	14,147	10,671	11,446
Plus: General and administrative expenses	14,369	11,603	9,452
Plus: Ground leases	13,424	12,462	11,268
Plus: Depreciation and amortization	95,501	81,413	68,022
Plus: Loss on impairment of collegiate housing assets	—	2,500	—
NOI	$185,369	$162,809	$139,340

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as GAAP net income excluding: (1) straight line adjustment for ground leases; (2) acquisition costs; (3) depreciation and amortization; (4) loss on impairment of collegiate housing assets; (5) gain on sale of collegiate housing properties; (6) interest expense and interest income; (7) amortization of deferred financing costs; (8) income tax expense (benefit); (9) non-controlling interest; (10) other operating expense related to noncash adjustments; (11) loss on extinguishment of debt; and (12) other non-operating expense (income). We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. The following is a reconciliation of our GAAP net income to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income attributable to Education Realty Trust, Inc. common stockholders	$47,440	$44,924	$19,911
Straight line adjustment for ground leases	4,696	4,731	4,782
Acquisition costs	35	619	293
Depreciation and amortization	95,501	81,413	68,022
Loss on impairment of collegiate housing assets	—	2,500	—
Gain on sale of collegiate housing assets	(691)	(23,956)	(2,770)
Interest expense	15,268	15,454	24,449
Amortization of deferred financing costs	1,574	1,731	2,089
Interest income	(98)	(490)	(213)
Loss on extinguishment of debt	22	10,611	403
Income tax expense	584	684	347
Other operating (income) expense - change in fair value of contingent consideration liability and gain on settlement	(6,041)	1,046	—
Noncontrolling interest	(1,203)	(220)	171
Adjusted EBITDA	$157,087	$139,047	$117,484

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

The following presents our GAAP debt to total assets and debt to gross assets as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Unsecured debt, net of unamortized deferred financing costs	$933,449	$454,676
Mortgage and construction loans, net of unamortized deferred financing costs	—	62,520
Total debt	$933,449	$517,196

Total assets	$3,015,164	$2,506,185

GAAP Debt to total assets	31.0%	20.6%

Unsecured debt, excluding unamortized deferred financing costs of $3,051 and $2,824 as of December 31, 2017 and 2016, respectively	$936,500	$457,500
Mortgage and construction loans, excluding unamortized deferred financing costs of $56 as of December 31, 2016	—	62,576
Total debt, excluding unamortized deferred financing costs	$936,500	$520,076

Total assets	$3,015,164	$2,506,185
Accumulated depreciation(1)	385,118	311,069
Gross assets	$3,400,282	$2,817,254

Debt to gross assets	27.5%	18.5%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. In addition, we use interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 10 and 15 to the accompanying consolidated financial statements). We did not enter into derivatives or other financial instruments for trading or speculative purposes.

The table below provides information about our liabilities sensitive to changes in interest rates as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017				December 31, 2016
	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt (1)	$587,500	7.4	4.09%	62.7%	$437,500	6.0	4.13%	84.1%
Variable rate debt (2)	$349,000	0.9	2.71%	37.3%	$82,576	1.0	2.48%	15.9%
(1) Includes $187.5 million outstanding balance on our term loans as of December 31, 2017 and 2016, effectively fixed by the use of interest rate swaps. Also excludes unamortized deferred financing costs of $3.1 million and $2.8 million as of December 31, 2017 and 2016, respectively.
(2) Excludes unamortized deferred financing costs of $0.1 million as of December 31, 2016.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of December 31, 2017, we had fixed rate debt of $400.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $29.2 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $32.2 million increase in the fair value of our fixed rate debt.

As of December 31, 2017, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during 2017, our annual interest costs would have been approximately $1.9 million lower, based on balances and reported interest rates through the year as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2017 and the hedge agreements not been in place, our annual interest costs would approximate the total interest expense on the term loans during 2017 of $6.2 million. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Education Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Trust's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 27, 2018

We have served as the Trust's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Education Realty Operating Partnership, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Education Realty Operating Partnership, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in partners' capital and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
February 27, 2018

We have served as the Operating Partnership's auditor since 2014.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except share and per share data)

	2017	2016
Assets:
Collegiate housing properties, net	$2,424,304	$2,108,706
Assets under development	488,614	289,942
Cash and cash equivalents	24,787	34,475
Restricted cash	4,368	7,838
Student contracts receivable, net	6,121	4,366
Receivable from managed third parties	457	422
Notes receivable	500	500
Goodwill	3,070	3,070
Other intangibles, net	1,161	3,792
Other assets	61,782	53,074
Total assets	$3,015,164	$2,506,185

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	933,449	454,676
Mortgage and construction loans, net of unamortized deferred financing costs	—	62,520
Accounts payable	4,204	4,222
Accrued expenses	158,230	123,650
Deferred revenue	20,473	20,727
Total liabilities	1,116,356	665,795

Commitments and contingencies (see Note 20)	—	—

Redeemable noncontrolling interests	52,843	38,949

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 75,779,932 and 73,075,455 shares issued and outstanding as of December 31, 2017 and 2016, respectively	757	731
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,844,639	1,802,852
Retained earnings	—	—
Accumulated other comprehensive loss	(660)	(3,564)
Total Education Realty Trust, Inc. stockholders’ equity	1,844,736	1,800,019
Noncontrolling interests	1,229	1,422
Total equity	1,845,965	1,801,441
Total liabilities and equity	$3,015,164	$2,506,185

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per share data)

	2017	2016	2015
Revenues:
Collegiate housing leasing revenue	$313,727	$274,187	$240,623
Third-party development consulting services	5,256	2,364	2,233
Third-party management services	3,736	3,588	3,670
Operating expense reimbursements	8,347	8,829	8,636
Total revenues	331,066	288,968	255,162
Operating expenses:
Collegiate housing leasing operations	128,358	111,378	101,283
Development and management services	14,147	10,671	11,446
General and administrative	14,369	11,603	9,452
Depreciation and amortization	95,501	81,413	68,022
Ground lease expense	13,424	12,462	11,268
Loss on impairment of collegiate housing properties	—	2,500	—
Other operating (income) expense	(6,041)	1,046	—
Reimbursable operating expenses	8,347	8,829	8,636
Total operating expenses	268,105	239,902	210,107

Operating income	62,961	49,066	45,055

Nonoperating (income) expenses:
Interest expense	15,268	15,454	24,449
Amortization of deferred financing costs	1,574	1,731	2,089
Interest income	(98)	(490)	(213)
Loss on extinguishment of debt	22	10,611	403
Total nonoperating expenses	16,766	27,306	26,728
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	46,195	21,760	18,327
Equity in losses of unconsolidated entities	(65)	(328)	(668)
Income before income taxes and gain on sale of collegiate housing properties	46,130	21,432	17,659
Income tax expense	584	684	347
Income before gain on sale of collegiate housing properties	45,546	20,748	17,312
Gain on sale of collegiate housing properties	691	23,956	2,770
Net income	46,237	44,704	20,082
Less: Net (loss) income attributable to the noncontrolling interests	(1,203)	(220)	171
Net income attributable to Education Realty Trust, Inc.	$47,440	$44,924	$19,911

See accompanying notes to the consolidated financial statements.

	2017	2016	2015
	(Amounts in thousands, except per share data)
Comprehensive income:
Net income	$46,237	$44,704	$20,082
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	2,904	1,911	(1,010)
Comprehensive income	49,141	46,615	19,072
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(1,203)	(220)	171
Comprehensive income attributable to Education Realty Trust, Inc.	$50,344	$46,835	$18,901

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted	$0.60	$0.65	$0.40

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	74,263	69,336	49,676
Weighted average common shares outstanding – diluted	74,465	69,600	49,991

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31,
(Amounts in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2014	47,999,427	$480	$1,034,683	$(41,909)	$(4,465)	$3,029	$991,818
Proceeds from issuances of common stock, net of offering costs	8,852,813	89	298,525	—	—	—	298,614
Common stock issued to officers and directors	12,300	—	408	—	—	—	408
Amortization of restricted stock and long-term incentive plan awards	14,463	—	1,925	—	—	—	1,925
Cash dividends	—	—	(70,512)	—	—	—	(70,512)
Return of equity to noncontrolling interests	—	—	—	—	—	(310)	(310)
Contributions from noncontrolling interests	—	—	—	—	—	5,547	5,547
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,426)	—	—	—	(1,426)
Comprehensive income (loss)	—	—	—	19,911	(1,010)	(95)	18,806
Balance, December 31, 2015	56,879,003	$569	$1,263,603	$(21,998)	$(5,475)	$8,171	$1,244,870
Common stock issued to officers and directors	10,800	—	450	—	—	—	450
Proceeds from issuances of common stock, net of offering costs	16,177,696	162	626,158	—	—	—	626,320
Amortization of restricted stock and long-term incentive plan awards	7,956	—	3,076	—	—	—	3,076
Cash dividends	—	—	(80,492)	(22,926)	—	(125)	(103,543)
Contributions from noncontrolling interests	—	—	—	—	—	1,760	1,760
Purchase of noncontrolling interests	—	—	(8,508)	—	—	(8,238)	(16,746)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,435)	—	—	—	(1,435)
Comprehensive income (loss)	—	—	—	44,924	1,911	(146)	46,689
Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441
Common stock issued to officers and directors	12,654	—	480	—	—	—	480
Proceeds from issuances of common stock, net of offering costs	2,695,100	26	111,293	—	—	—	111,319
Amortization of long-term incentive plan awards	6	—	3,071	—	—	—	3,071
Surrender of shares to cover taxes on vesting of restricted stock	(3,283)	—	(2,564)	—	—	—	(2,564)
Cash dividends	—	—	(66,321)	(47,440)	—	—	(113,761)
Purchase of noncontrolling interests	—	—	98	—	—	—	98
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,616)	—	—	—	(1,616)
Accretion of redeemable noncontrolling interests	—	—	(2,654)	—	—	—	(2,654)
Comprehensive income (loss)	—	—	—	47,440	2,904	(193)	50,151
Balance, December 31, 2017	75,779,932	$757	$1,844,639	$—	$(660)	$1,229	$1,845,965

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2017	2016	2015
Operating activities:
Net income	$46,237	$44,704	$20,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,501	81,413	68,022
Deferred tax expense	1,928	285	87
Excess tax benefit related to the vesting of restricted stock	(1,610)	—	—
Loss on disposal of assets	317	115	60
Gain on sale of collegiate housing property	(691)	(23,956)	(2,770)
Write-off of development costs	927	—	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,696	4,731	4,782
Loss on impairment of collegiate housing properties	—	2,500	—
Loss on extinguishment of debt	22	10,611	403
Amortization of deferred financing costs	1,574	1,731	2,089
Amortization of unamortized debt premiums	—	(49)	(843)
Distributions of earnings from unconsolidated entities	3,515	423	—
Noncash compensation expense related to stock-based incentive awards	3,789	3,898	2,814
Noncash adjustment of contingent consideration liability and gain on settlement	(6,041)	1,046	—
Equity in losses of unconsolidated entities	65	328	668
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(1,762)	(1,425)	(813)
Management fees receivable	(35)	(106)	57
Other assets	(6,809)	2,632	4,245
Accounts payable and accrued expenses	10,582	2,744	(1,740)
Deferred revenue	(761)	1,006	1,614
Net cash provided by operating activities	151,444	132,631	98,757

Investing activities:
Property acquisitions	(127,647)	(267,425)	(57,876)
Purchase of corporate assets	(1,744)	(1,278)	(920)
Investment in collegiate housing properties	(15,943)	(22,827)	(14,396)
Proceeds from sale of collegiate housing properties	17,738	94,951	12,333
Notes receivable	—	1,667	(1,792)
Earnest money deposits	(15)	(912)	(100)
Investment in assets under development	(459,023)	(331,907)	(184,429)
Reimbursement of development related costs	14,197	—	—
Distributions from unconsolidated entities	178	266	1,584
Investments in unconsolidated entities	—	—	(580)
Net cash used in investing activities	(572,259)	(527,465)	(246,176)

See accompanying notes to the consolidated financial statements.

	2017	2016	2015
Financing activities:
Payment of mortgage and construction loans	(62,721)	(183,862)	(108,179)
Borrowings under mortgage and construction loans	146	40,974	65,491
Borrowings on unsecured notes	150,000	—	—
Debt issuance costs	(775)	(69)	(958)
Debt extinguishment costs	—	(10,290)	(403)
Borrowings on line of credit	602,000	20,000	199,000
Repayments of line of credit	(273,000)	—	(223,000)
Proceeds from issuance of common stock	110,000	625,242	297,247
Payment of offering costs	(405)	(896)	(571)
Purchase and return of equity to noncontrolling interests	—	(19,656)	—
Contributions from noncontrolling interests	14,789	27,125	5,547
Dividends and distributions paid to common and restricted stockholders	(113,761)	(103,419)	(70,512)
Dividends and distributions paid to noncontrolling interests	(1,136)	(546)	(1,231)
Repurchases of common stock for payments of restricted stock tax withholding	(2,563)	(315)	(213)
Redemption of redeemable noncontrolling interest	—	(667)	—
Settlement of financing arrangement	(14,917)	—	—
Net cash provided by financing activities	407,657	393,621	162,218
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,158)	(1,213)	14,799
Cash and cash equivalents and restricted cash, beginning of period	42,313	43,526	28,727
Cash and cash equivalents and restricted cash, end of period	$29,155	$42,313	$43,526

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$24,787	$34,475	$33,742
Restricted cash	4,368	7,838	9,784
Total cash and cash equivalents and restricted cash	$29,155	$42,313	$43,526

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$14,110	$10,694	$25,715
Income taxes paid	$318	$293	$73

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$2,004	$2,036	$1,748
Capital expenditures in accounts payable and accrued expenses related to developments	$77,384	$39,125	$22,225
Noncash contribution of land from joint venture partner	$1,350	$—	$—
Noncash acquisition of noncontrolling interest	$2,889	$—	$—

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Amounts in thousands, except unit data)

	2017	2016
Assets:
Collegiate housing properties, net	$2,424,304	$2,108,706
Assets under development	488,614	289,942
Cash and cash equivalents	24,787	34,475
Restricted cash	4,368	7,838
Student contracts receivable, net	6,121	4,366
Receivable from managed third parties	457	422
Notes receivable	500	500
Goodwill	3,070	3,070
Other intangibles, net	1,161	3,792
Other assets	61,782	53,074
Total assets	$3,015,164	$2,506,185

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	933,449	454,676
Mortgage and construction loans, net of unamortized deferred financing costs	—	62,520
Accounts payable	4,204	4,222
Accrued expenses	158,230	123,650
Deferred revenue	20,473	20,727
Total liabilities	1,116,356	665,795

Commitments and contingencies (see Note 20)	—	—

Redeemable limited partner units	4,353	6,789

Redeemable noncontrolling interests	48,490	32,160

Partners' capital:
General partner - 6,920 units outstanding at December 31, 2017 and 2016	177	178
Limited partners - 75,773,012 and 73,068,535 units issued and outstanding as of December 31, 2017 and 2016, respectively	1,845,219	1,803,405
Accumulated other comprehensive loss	(660)	(3,564)
Total partners' capital	1,844,736	1,800,019
Noncontrolling interests	1,229	1,422
Total capital	1,845,965	1,801,441
Total liabilities and partners' capital	$3,015,164	$2,506,185

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31,
(Amounts in thousands, except per unit data)

	2017	2016	2015
Revenues:
Collegiate housing leasing revenue	$313,727	$274,187	$240,623
Third-party development consulting services	5,256	2,364	2,233
Third-party management services	3,736	3,588	3,670
Operating expense reimbursements	8,347	8,829	8,636
Total revenues	331,066	288,968	255,162
Operating expenses:
Collegiate housing leasing operations	128,358	111,378	101,283
Development and management services	14,147	10,671	11,446
General and administrative	14,369	11,603	9,452
Depreciation and amortization	95,501	81,413	68,022
Ground lease expense	13,424	12,462	11,268
Loss on impairment of collegiate housing properties	—	2,500	—
Other operating (income) expense	(6,041)	1,046	—
Reimbursable operating expenses	8,347	8,829	8,636
Total operating expenses	268,105	239,902	210,107

Operating income	62,961	49,066	45,055

Nonoperating (income) expenses:
Interest expense	15,268	15,454	24,449
Amortization of deferred financing costs	1,574	1,731	2,089
Interest income	(98)	(490)	(213)
Loss on extinguishment of debt	22	10,611	403
Total nonoperating expenses	16,766	27,306	26,728
Income before equity in losses of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	46,195	21,760	18,327
Equity in losses of unconsolidated entities	(65)	(328)	(668)
Income before income taxes and gain on sale of collegiate housing properties	46,130	21,432	17,659
Income tax expense	584	684	347
Income before gain on sale of collegiate housing properties	45,546	20,748	17,312
Gain on sale of collegiate housing properties	691	23,956	2,770
Net income	46,237	44,704	20,082
Less: Net (loss) income attributable to the noncontrolling interests	(1,283)	(358)	80
Net income attributable to Education Realty Operating Partnership	$47,520	$45,062	$20,002

See accompanying notes to the consolidated financial statements.

	2017	2016	2015
	(Amounts in thousands, except per unit data)
Comprehensive income:
Net income	$46,237	$44,704	$20,082
Other comprehensive income (loss):
Gain (loss) on cash flow hedging derivatives	2,904	1,911	(1,010)
Comprehensive income	49,141	46,615	19,072
Less: Comprehensive (loss) income attributable to the noncontrolling interests	(1,283)	(358)	80
Comprehensive income attributable to unitholders	$50,424	$46,973	$18,992

Earnings per unit information:
Net income attributable to unitholders per unit – basic and diluted	$0.60	$0.65	$0.40

Weighted average units outstanding:
Weighted average units outstanding – basic	74,396	69,530	49,922
Weighted average units outstanding – diluted	74,465	69,600	49,991

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Years Ended December 31,
(Amounts in thousands, except units)

	General Partner		Limited Partners			Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2014	6,920	$191	47,992,507	$993,063		$(4,465)	$3,029	$991,818
Common stock issued to officers and directors	—	—	12,300	408		—	—	408
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	8,852,813	298,614		—	—	298,614
Amortization of restricted stock awards and long-term incentive plan awards	—	—	14,463	1,925		—	—	1,925
Distributions	—	(10)	—	(70,502)		—	—	(70,512)
Return of equity to noncontrolling interests	—	—	—	—		—	(310)	(310)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(1,426)		—	—	(1,426)
Contributions from noncontrolling interests	—	—	—	—		—	5,547	5,547
Comprehensive income (loss)	—	3	—	19,908		(1,010)	(95)	18,806
Balance, December 31, 2015	6,920	$184	56,872,083	$1,241,990		$(5,475)	$8,171	$1,244,870
Common stock issued to officers and directors	—	—	10,800	450		—	—	450
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	16,177,696	626,320		—	—	626,320
Amortization of restricted stock awards and long-term incentive plan awards	—	—	7,956	3,076		—	—	3,076
Distributions	—	(10)	—	(103,408)		—	(125)	(103,543)
Contributions from noncontrolling interests	—	—	—	—		—	1,760	1,760
Purchase of noncontrolling interests	—	—	—	(8,508)		—	(8,238)	(16,746)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(1,435)		—	—	(1,435)
Comprehensive income (loss)	—	4	—	44,920		1,911	(146)	46,689
Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405		$(3,564)	$1,422	$1,801,441
Common stock issued to officers and directors	—	—	12,654	480		—	—	480
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	2,695,100	111,319		—	—	111,319
Amortization of long-term incentive plan awards	—	—	6	3,071		—	—	3,071
Surrender of shares to cover taxes on vesting of restricted shares	—	—	(3,283)	(2,564)	—	—	—	(2,564)
Distributions	—	(4)	—	(113,757)		—	—	(113,761)
Purchase of noncontrolling interests	—	—	—	98		—	—	98
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(1,616)		—	—	(1,616)
Accretion of redeemable noncontrolling interests	—	—	—	(2,654)		—	—	(2,654)
Comprehensive income (loss)	—	3	—	47,437		2,904	(193)	50,151
Balance, December 31, 2017	6,920	$177	75,773,012	$1,845,219		$(660)	$1,229	$1,845,965

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Amounts in thousands)

	2017	2016	2015
Operating activities:
Net income	$46,237	$44,704	$20,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,501	81,413	68,022
Deferred tax expense	1,928	285	87
Excess tax benefit related to the vesting of restricted stock	(1,610)	—	—
Loss on disposal of assets	317	115	60
Gain on sale of collegiate housing property	(691)	(23,956)	(2,770)
Write-off of development costs	927	—	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	4,696	4,731	4,782
Loss on impairment of collegiate housing properties	—	2,500	—
Loss on extinguishment of debt	22	10,611	403
Amortization of deferred financing costs	1,574	1,731	2,089
Amortization of unamortized debt premiums	—	(49)	(843)
Distributions of earnings from unconsolidated entities	3,515	423	—
Noncash compensation expense related to stock-based incentive awards	3,789	3,898	2,814
Noncash adjustment of contingent consideration liability and gain on settlement	(6,041)	1,046	—
Equity in losses of unconsolidated entities	65	328	668
Change in operating assets and liabilities (net of acquisitions):
Student contracts receivable	(1,762)	(1,425)	(813)
Management fees receivable	(35)	(106)	57
Other assets	(6,809)	2,632	4,245
Accounts payable and accrued expenses	10,582	2,744	(1,740)
Deferred revenue	(761)	1,006	1,614
Net cash provided by operating activities	151,444	132,631	98,757

Investing activities:
Property acquisitions	(127,647)	(267,425)	(57,876)
Purchase of corporate assets	(1,744)	(1,278)	(920)
Investment in collegiate housing properties	(15,943)	(22,827)	(14,396)
Proceeds from sale of collegiate housing properties	17,738	94,951	12,333
Notes receivable	—	1,667	(1,792)
Earnest money deposits	(15)	(912)	(100)
Investment in assets under development	(459,023)	(331,907)	(184,429)
Reimbursement of development related costs	14,197	—	—
Distributions from unconsolidated entities	178	266	1,584
Investments in unconsolidated entities	—	—	(580)
Net cash used in investing activities	(572,259)	(527,465)	(246,176)

See accompanying notes to the consolidated financial statements.

	2017	2016	2015
Financing activities:
Payment of mortgage and construction notes	(62,721)	(183,862)	(108,179)
Borrowings under mortgage and construction loans	146	40,974	65,491
Borrowings on unsecured notes	150,000	—	—
Debt issuance costs	(775)	(69)	(958)
Debt extinguishment costs	—	(10,290)	(403)
Borrowings on line of credit	602,000	20,000	199,000
Repayments of line of credit	(273,000)	—	(223,000)
Proceeds from issuance of common units in exchange for contributions	110,000	625,242	297,247
Payment of offering costs	(405)	(896)	(571)
Purchase and return of equity to noncontrolling interests	—	(19,656)	—
Contributions from noncontrolling interests	14,789	27,125	5,547
Distributions paid on unvested restricted stock and long-term incentive plan awards	(612)	(398)	(203)
Distributions paid to unitholders	(113,149)	(103,021)	(70,309)
Distributions paid to noncontrolling interests	(1,136)	(546)	(1,231)
Repurchases of units for payments of restricted stock tax withholding	(2,563)	(315)	(213)
Redemption of redeemable noncontrolling interest	—	(667)	—
Settlement of financing arrangement	(14,917)	—	—
Net cash provided by financing activities	407,657	393,621	162,218
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,158)	(1,213)	14,799
Cash and cash equivalents and restricted cash, beginning of period	42,313	43,526	28,727
Cash and cash equivalents and restricted cash, end of period	$29,155	$42,313	$43,526

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$24,787	$34,475	$33,742
Restricted cash	4,368	7,838	9,784
Total cash and cash equivalents and restricted cash	$29,155	$42,313	$43,526

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$14,110	$10,694	$25,715
Income taxes paid	$318	$293	$73

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder	$2,004	$2,036	$1,748
Capital expenditures in accounts payable and accrued expenses related to developments	$77,384	$39,125	$22,225
Noncash contribution of land from joint venture partner	$1,350	$—	$—
Noncash acquisition of noncontrolling interest	$2,889	$—	$—

See accompanying notes to the consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Education Realty Trust, Inc. ("EdR" and collectively with its consolidated subsidiaries, the “Trust”) was organized in the state of Maryland on July 12, 2004 and commenced operations effective with the initial public offering that was completed on January 31, 2005. Through the Trust's controlling interest in both the sole general partner and the majority owning limited partner of Education Realty Operating Partnership L.P. ("EROP" and collectively with its consolidated subsidiaries, the "Operating Partnership"), the Trust is one of the largest developers, owners and managers of collegiate housing communities in the United States in terms of beds owned and under management. The Trust is a self-administered and self-managed REIT that is publicly traded on the New York Stock Exchange under the ticker symbol "EDR." Under the Articles of Incorporation, as amended, restated and supplemented, the Trust is authorized to issue up to 200 million shares of common stock and 50 million shares of preferred stock, each having a par value of $0.01 per share.

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is wholly-owned by EdR. As of December 31, 2017, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Principles of consolidation

The Trust accounts for interests in partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the variable interest entity ("VIE") guidance. Under the VIE model, the Trust consolidates an entity when it has control to direct the activities of the VIE and where it is determined to be the primary beneficiary. Under the voting interest model, the Trust consolidates an entity when it controls the entity through the ownership of a majority voting interest.

The Operating Partnership and certain properties that have noncontrolling interests (see Note 11) are VIEs as the limited partners of these entities lack substantive kick-out rights and substantive participating rights. The Trust consolidates these entities as the primary beneficiary because it directs the activities that most significantly impact the economic performance of the VIEs and has an obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the VIEs. EdR has the power and economic exposure through the rights held by OP GP as it relates to the Operating Partnership, while EROP has power and economic exposure through its role as the property manager and equity interest holder of certain properties with noncontrolling interests (see Note 11).

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

Cash and cash equivalents

All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The Trust maintains cash balances in various banks. At times, the amounts of cash may exceed the amount the Federal Deposit Insurance Corporation (“FDIC”) insures. As of December 31, 2017, the Trust had $23.7 million of cash on deposit that was uninsured by the FDIC or in excess of the FDIC limits.

Restricted cash

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements, certain security deposits received from tenants and retainage held by financial institutions.

During the year ended December 31, 2017, the Trust elected to early adopt Accounting Standards Update (ASU) 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows.

As a result of the adoption of ASU 2016-18, cash flows related to restricted cash within the investing section of the statement of cash flows have been retrospectively adjusted for the years ended December 31, 2016 and 2015, as follows (dollars in thousands):

	As Previously Reported	As Adjusted per ASU 2016-18	Effect of Change
Year ended December 31, 2016:
Investing activities:
Restricted cash	$1,946	$—	$(1,946)
Net cash used in investing activities	(525,519)	(527,465)	(1,946)

Net change in cash and cash equivalents and restricted cash	$733	$(1,213)	$(1,946)
Cash and cash equivalents and restricted cash, beginning of year	33,742	43,526	9,784
Cash and cash equivalents and restricted cash, end of year	$34,475	$42,313	$7,838

	As Previously Reported	As Adjusted per ASU 2016-18	Effect of Change
Year ended December 31, 2015:
Operating activities:
Change in operating assets: Other assets	$5,383	$4,245	$(1,138)
Net cash provided by operating activities	99,895	98,757	(1,138)

Investing activities:
Restricted cash	$(580)	$—	$580
Net cash used in investing activities	(246,756)	(246,176)	580

Net change in cash and cash equivalents and restricted cash	$15,357	$14,799	$(558)
Cash and cash equivalents and restricted cash, beginning of year	18,385	28,727	10,342
Cash and cash equivalents and restricted cash, end of year	$33,742	$43,526	$9,784

Notes receivable

On August 26, 2013, the Trust provided a $0.5 million promissory loan to College Park Apartments, Inc. ("CPA"), the Trust's partner in the unconsolidated University Village-Greensboro LLC joint venture (see Note 8), at an interest rate of 10% per annum and a maturity date of August 1, 2020. Under the loan, CPA can make one draw per calendar quarter. At December 31, 2017 and 2016, the outstanding balance was $0.5 million for both periods. The loan is secured by CPA's interest in the joint venture.

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles, such as amounts related to in-place leases. Acquisition costs are expensed as incurred for acquisitions completed prior to the adoption of Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01") and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. The Trust adopted ASU 2017-01 prospectively on January 1, 2017 and, as a result, acquisition costs have been capitalized for subsequent acquisitions that are not deemed to be business combinations.

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

During the year ended December 31, 2016, the Trust recorded a $2.5 million loss on impairment of a collegiate housing property. During the years ended December 31, 2017 and 2015, there were no impairment losses recognized. The impairment loss recorded in 2016 was due to a change in circumstances that indicated the respective carrying value may not be recoverable.

The change in circumstances for the property could be attributable to changes in property specific market conditions, changes in anticipated future use and/or leasing results or a combination of these factors.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the years ended December 31, 2017, 2016 and 2015 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying consolidated statements of income and comprehensive income.

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. During the years ended December 31, 2017 and 2016, the Trust recorded $2.9 million of accelerated depreciation for each period related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the years ended December 31, 2017 and 2016 was $0.04 for both periods.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with acquiring debt facilities. The deferred financing costs incurred for years ended December 31, 2017, 2016 and 2015 were $0.8 million, $0.7 million and $1.0 million, respectively, and are being amortized over the terms of the related debt using a method that approximates the effective interest method. Amortization expense totaled $1.6 million, $1.7 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, accumulated amortization totaled $9.1 million and $8.1 million, respectively.

Unamortized deferred financing costs related to the Trust's mortgage and construction loans and unsecured debt are presented as a direct deduction from the carrying amount of the debt liability. Unamortized deferred financing costs related to the unsecured revolving credit facility are classified in other assets in the accompanying consolidated balance sheets (see Note 7).

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

In the accompanying consolidated balance sheets of the Operating Partnership, the redeemable units of limited partnership in the Operating Partnership are classified as redeemable limited partners. The redeemable interests in consolidated joint ventures with puts exercisable by the joint venture partners and units of limited partnership interest in University Towers Operating Partnership, LP are classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets of the Operating Partnership and the Trust. The redeemable noncontrolling interest / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the price per share of EdR's common stock or redemption value at the end of each respective reporting period.

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

Income taxes

EdR qualifies as a REIT under the Internal Revenue Code (the "Code"). EdR is generally not subject to federal, state and local income taxes on any of its taxable income that it distributes if it distributes at least 90% of its REIT taxable income for each tax year to its stockholders and meets certain other requirements. If EdR fails to qualify as a REIT for any taxable year, EdR will be subject to federal, state and local income taxes (including any applicable alternative minimum tax) on its taxable income.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment at the reporting unit level as of December 31, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through December 31, 2017. The carrying value of goodwill was $3.1 million as of December 31, 2017 and 2016, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization.

Other intangible assets generally include in-place leases acquired in connection with acquisitions of collegiate housing properties. As of December 31, 2017 and 2016, gross in-place leases totaled $12.2 million and $7.4 million, respectively, and are being amortized over the estimated life of the remaining lease term, which is less than one year for student housing leases. Amortization expense totaled $7.5 million, $3.9 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accumulated amortization for the years ended December 31, 2017 and 2016 totaled $11.1 million and $3.6 million, respectively. The unamortized residential in-place leases were fully amortized at December 31, 2017. The carrying value of other intangible assets related to commercial in-place leases was $1.2 million and $3.8 million as of December 31, 2017 and 2016, respectively.

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

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes revenues from leasing apartments by the bed, food services, parking lot rentals and providing certain ancillary services. Students are required to execute lease contracts with payment schedules that vary from semester to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and nonrefundable application and service fees are recognized on a straight-line basis over the term of the contracts. At certain collegiate housing facilities, the Trust offers parking lot rentals to the residents. The related revenues are recognized on a straight-line basis over the term of the related agreement. Deferred revenue related to collegiate housing revenue consists primarily of prepaid rent and deferred rent revenue and totaled $20.5 million and $19.8 million at December 31, 2017 and 2016, respectively.

Due to the nature of the Trust’s business, accounts receivable result primarily from monthly billings of student rents. Payments are normally received within 30 days. Balances are considered past due when payment is not received on the contractual due date. Allowances for uncollectible accounts are established by management when it is determined that collection is doubtful. Such allowances are reviewed periodically based upon experience. The following table reconciles the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of period	$561	$306	$58
Provision for uncollectible accounts	1,217	1,012	1,000
Deductions	(1,246)	(757)	(752)
Balance, end of period	$532	$561	$306

At December 31, 2017 and 2016, the Trust had 14 and 12 communities, respectively, located at the University of Kentucky. This geographic location represented 18.3% and 17.6% of our collegiate housing revenues for the years ended December 31, 2017 and 2016, respectively. No other market generated more than 10% of collegiate housing revenue.

Third-party development services revenue — The Trust provides development consulting services in an agency capacity with third parties whereby the fee is determined based upon the total construction costs. Total fees vary from 3 – 5% of the total estimated costs, and the Trust typically receives a portion of the fees up front. These fees, including the up-front fee, are recognized using the percentage of completion method in proportion to the contract costs incurred by the owner over the course of construction of the respective projects. Occasionally, the development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts. These revenues are recognized once all contractual terms have been satisfied and no future performance requirements exist. This typically occurs after construction is complete. During the year ended December 31, 2017, there was $2.2 million of revenue recognized, related to cost savings agreements and no development fees were deferred at December 31, 2017. For the years ended December 31, 2016 and 2015, there was no revenue recognized related to cost savings agreements and deferred development fees totaled $1.0 million.

Future rental income on noncancelable operating leases

At several of our collegiate housing communities, a portion of the property contains retail space. The following is a schedule of minimum future rental income to be received on noncancelable commercial operating leases exceeding one year as of December 31, 2017 (in thousands):

Year ending December 31,
2018	$3,062
2019	2,917
2020	2,804
2021	2,669
2022	2,401
Total minimum future rents	$13,853

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

Advertising expense

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements. Advertising expense was $5.4 million, $4.9 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Segment information

The Trust discloses certain operating and financial data with respect to separate business activities within its enterprise. The Trust has identified three reportable business segments: collegiate housing leasing, development consulting services and management services.

Stock-based compensation

On May 10, 2017, the Trust’s stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the Education Realty Trust, Inc. 2011 Incentive Plan (“2011 Plan”) in its entirety. The 2017 Plan is described more fully in Note 9. Compensation costs related to share-based payments are recognized in the accompanying consolidated financial statements in accordance with authoritative guidance.

Earnings per share

Earnings per Share — The Trust

Basic earnings per share is calculated by dividing net income available to common stockholders after accretion of certain redeemable noncontrolling interests by weighted average shares of common stock outstanding, including outstanding units in the Operating Partnership designated as LTIP Units ("LTIP Units"). Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. The Trust follows the authoritative guidance regarding the determination of whether certain instruments are participating securities. All unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are included in the computation of earnings per share under the two-class method. This results in shares of unvested restricted stock and LTIP Units being included in the computation of basic earnings per share for all periods presented. When noncontrolling interests are redeemable at other than fair value, increases or decreases in the carrying amount of the redeemable noncontrolling interests are reflected in earnings per share using the two-class method.

Earnings per OP Unit — EROP

Basic earnings per unit is calculated by dividing net income available to unitholders after accretion of certain redeemable noncontrolling interests by the weighted average number of Operating Partnership ("OP Units") and LTIP Units outstanding. Diluted earnings per unit is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. EROP follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.

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

Derivative instruments and hedging activities

All derivative financial instruments are recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated, or exercised; it is no longer probable that the forecasted transaction will occur; or management determines that designating the derivative as a hedging instrument is no longer appropriate. The Trust uses interest rate swaps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 10 and 15). These instruments are designated as cash flow hedges and the interest differential to be paid or received is recorded as interest expense.

Recent accounting pronouncements

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Trust to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The adoption did not have a material impact on the consolidated financial statements, and the Trust has early adopted on January 1, 2018.

In January 2017, the FASB issued ASU 2017-01. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The Trust adopted ASU 2017-01 effective January 1, 2017. As a result of this adoption, acquisitions of real estate properties during 2017 were not considered acquisitions of a business, but rather asset acquisitions.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and will be applied retrospectively. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Trust adopted ASU 2016-15 effective January 1, 2017. As a result of this adoption, there was no impact to the accompanying consolidated statements of cash flows for either period presented as the Trust's presentation of certain items was consistent with the new guidance.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of the cumulative effect transition method, retrospective method, or modified retrospective method (utilizing the practical expedient described below). Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08 that is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The effective dates of these amendments are the same as ASU 2014-09. The Trust adopted the new revenue standard using the modified retrospective approach as of January 1, 2018, and has completed its assessment of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. The adoption of this standard did not have a material impact on its consolidated financial statements, as a substantial portion (approximately 87%) of revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09. The Trust's other non-lease related revenue streams, which have been evaluated under ASU 2014-09 and related guidance, include but are not limited to third-party development consulting services, third-party management services, operating expense reimbursements and other income from residents. Based on management's analysis of the Trust’s non-lease related revenue streams, the primary impact of the new revenue standard will be enhanced disclosures that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Trust utilized the practical expedient to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings only for contracts that are not completed contracts at January 1, 2018, and the retained earnings impact of the adoption was zero, primarily because there were no third-party development consulting agreements outstanding at December 31, 2017.

3. Income taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Deferred revenue	$2	$393
Accrued expenses	324	394
Straight line rent	170	281
Restricted stock amortization	—	759
Net operating loss carryforwards	2,300	1,271
Total deferred tax assets	2,796	3,098
Deferred tax liabilities:
Depreciation and amortization	(943)	(927)
Total deferred tax liabilities	(943)	(927)
Net deferred tax assets	$1,853	$2,171

Significant components of the income tax provision for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Deferred:
Federal	$318	$243	$148
State	—	42	(61)
Deferred expense (benefit)	318	285	87
Current:
Federal	37	183	101
State	229	216	159
Current expense	266	399	260
Total provision	$584	$684	$347

TRS net income (losses) subject to tax consisted of $0.7 million, $(0.4) million and $(0.2) million for the years ended December 31, 2017, 2016 and 2015, respectively. The reconciliation of income tax attributable to income before noncontrolling interest computed at the U.S. statutory rate to income tax provision is as follows (in thousands):

	2017	2016	2015
Tax provision at U.S. statutory rates on TRS net income (losses) subject to tax	$355	$426	$236
State income tax, net of federal benefit	7	77	(31)
Other	222	181	142
Tax provision	$584	$684	$347

Income taxes for the year ended December 31, 2017 includes expense of $0.8 million related to the effects of the enactment of tax reform from the reduction in the Trust's net deferred tax asset attributable to the change in the federal rate.

The TRS has net operating loss carryforwards that expire at various dates through fiscal year 2035. The Trust has assessed the need for a valuation allowance against its deferred tax assets and determined such is not necessary because it is more likely than not the deferred tax assets will be fully realized.

The Trust had no unrecognized tax benefits as of December 31, 2017 and 2016. As of December 31, 2017, the Trust does not expect to record any unrecognized tax benefits. The Trust, and its subsidiaries, file federal and state income tax returns. As of December 31, 2017, open tax years generally included tax years for 2014, 2015, and 2016. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For each of the years ended December 31, 2017, 2016 and 2015, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Characterization of Distributions

EdR pays regular quarterly cash distributions to stockholders. At the same time, EROP pays an equivalent amount per unit to holders of limited partnership units of the OP Units as of the applicable record date. These distributions are determined quarterly by the Board of Directors (“Board”) based on the operating results, economic conditions, capital expenditure requirements, the REIT annual distribution requirements of the Code, leverage covenants imposed by our revolving credit facility and other debt documents and any other matters the Board deems relevant.

For income tax purposes, distributions paid to our common stockholders and to the limited partners in the Operating Partnership primarily consist of ordinary income and non-taxable returns of capital. Distributions for the year ended December 31, 2017 totaled $113.8 million, or $1.54 per share to our common stockholders, and $1.1 million, or $1.54 per OP Unit, to the limited partners in the Operating Partnership. For the years ended December 31, 2017, 2016 and 2015, distributions per share/unit were characterized as follows:

	Year ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.94	61.0%	$0.75	50.0%	$0.89	61.0%
Return of capital	0.60	39.0%	0.75	50.0%	0.57	39.0%
Total	$1.54	100.0%	$1.50	100.0%	$1.46	100.0%

4. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2017 Acquisitions

During the year ended December 31, 2017, the Trust completed the following two collegiate housing property acquisitions, which were determined to be asset acquisitions under ASU 2017-01:

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

In connection with the acquisition of Urbane, the Trust formed a limited liability company to acquire an interest in the legal entity owning the collegiate housing property. In addition to the $10.0 million capital contribution, the Trust advanced $23.6 million to the seller. Under the terms of the agreement, the Trust had a call exercisable on September 8, 2017 to acquire the remaining ownership interest from the seller and the seller similarly had a put to sell their interests to the Trust. The exercise price was substantially fixed with exercise dates within one month of each other. The Trust evaluated the LLC as a VIE and determined they were the primary beneficiary because it directs the activities that most significantly impact the economic performance of the entity. Therefore the Trust has consolidated the VIE from the date of acquisition. The put and call arrangement was evaluated, and it was determined the noncontrolling interests represent a liability because of the substantially fixed exercise prices and stated exercise dates and, therefore, the economic substance was a financing arrangement. The Trust had recorded the liability at the present value of the fixed price settlement amount ($14.9 million reflected in accounts payable and accrued expenses) as of December 31, 2016. During the year ended December 31, 2017, the joint venture partner exercised its put option, and the Trust paid the seller $14.9 million. No earnings have been attributed to noncontrolling interests in the accompanying consolidated statement of net income and comprehensive income.

In connection with two of the 2016 acquisitions, the Trust evaluated the contingent consideration liabilities contained in both agreements related to the future operating performance of the properties (2017/2018 lease year) and initially estimated and recorded $5.3 million related to one of the properties. The liabilities were evaluated each reporting period and estimated based on the assessment of the probability of achieving the underlying performance metrics. Of the $5.3 million initially estimated, $3.1 million was paid and settled in 2016, and an additional $1.0 million was estimated and recorded during the year ended December 31, 2016. During the year ended December 31, 2017, the Trust revised the liability estimates as final leasing results for the 2017/2018 lease year became known. Additionally, the Trust and the seller of these two properties were in negotiations to settle a dispute that arose post acquisition with a settlement reached in December 2017. As a result, the Trust recognized approximately $4.8 million in other operating income during the year ended December 31, 2017 representing the settlement of the dispute in exchange for the forgiveness of the amounts due related to operating performance and the transfer of the outstanding noncontrolling interest on one of the properties for no consideration.

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

The 2016 and 2015 acquisitions were accounted for as business combinations as they occurred prior to the adoption of ASU 2017-01.

Combined acquisition costs for the 2016 and 2015 purchases were $0.4 million and $0.3 million, respectively and are included in general and administrative expenses in the accompanying statements of income and comprehensive income for the years ended December 31, 2016 and 2015.

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

A summary of the actual revenue and net income from the 2017, 2016 and 2015 property acquisitions included in the accompanying consolidated statements of income and comprehensive income since the respective dates of acquisition is as follows (in thousands):

	Years Ended December 31,
	2017		2016	2015
2017 Acquisitions
Revenue	$10,905		$—	$—
Net loss	$(1,485)	(1)	$—	$—

2016 Acquisitions
Revenue	$19,517		$9,898	$—
Net income (loss)	$866		$(2,098)	$—

2015 Acquisitions
Revenue	$4,967		$4,957	$1,754
Net income	$1,392		$1,471	$532
(1) The net loss recorded on the 2017 acquisitions during 2017 is mostly attributable to noncash charges such as depreciation and amortization of in-place lease intangibles during the period.

The following unaudited pro forma information assumes the 2015 and 2016 acquisitions occurred as of the first day of the prior period and is not indicative of results that would have occurred or which may occur (in thousands, except per share and per unit amounts):

	Years Ended December 31,
	2016	2015	2014
2016 Acquisitions (1)
Total revenue	$294,374	$261,196
Net income attributable to the Trust	$45,412	$19,384
Net income attributable to common shareholders - basic and diluted	$0.65	$0.39

Net income attributable to EROP	$45,551	$19,468
Net income attributable to unitholders - basic and diluted	$0.65	$0.39

2015 Acquisitions (2)
Total revenue		$257,758	$227,968
Net income attributable to the Trust		$20,992	$47,275
Net income attributable to common shareholders - basic		$0.42	$1.10
Net income attributable to common shareholders - diluted		$0.42	$1.09

Net income attributable to EROP		$21,087	$47,643
Net income attributable to unitholders - basic and diluted		$0.42	$1.10
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

Development of collegiate housing properties

During 2017, the Trust completed the development of and placed in service the following communities. The costs incurred to date for our owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2017 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred-to-Date	Internal Development Costs Capitalized		Interest Costs Capitalized
				2017	2016	2017	2016
University Flats	University of Kentucky	771	$75,241	$249	$226	$1,617	$1,163
Sawtooth Hall	Boise State University	656	35,350	262	260	639	252
Lewis Hall	University of Kentucky	346	26,325	206	204	538	196
The Woods - Phase I	Northern Michigan University	417	25,742	83	203	212	66
SkyVue	Michigan State University	824	87,142	153	201	1,757	1,253
The Local: Downtown	Texas State University	304	31,131	129	178	393	318
Total		3,318	$280,931	$1,082	$1,272	$5,156	$3,248

During 2016, the Trust developed and placed in service the following communities. The costs incurred as of December 31, 2016 for our owned communities represent the balance capitalized in collegiate housing properties, net as of December 31, 2016 (dollars in thousands):

				Years Ended December 31,
Name	Primary University Served	Bed Count	Costs Incurred as of 12/31/16	Internal Development Costs Capitalized		Interest Costs Capitalized
				2016	2015	2016	2015
Holmes Hall and Boyd Hall	University of Kentucky	1,141	$85,691	$339	$382	$1,900	$984
Retreat at Blacksburg - Phase I & II (1)	Virginia Tech	829	64,549	143	116	709	208
Retreat at Oxford - Phase II	University of Mississippi	350	26,745	58	77	590	211
Total		2,320	$176,985	$540	$575	$3,199	$1,403
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

The following represents a summary of active developments at December 31, 2017, including internal development costs and interest costs capitalized (in thousands):

			Years Ended December 31,
Name	Primary University Served	Costs Incurred as of 12/31/17	Internal Development Costs Capitalized		Interest Costs Capitalized
			2017	2016	2017	2016
One on 4th	Oklahoma State University	$38,078	$134	$116	$1,011	$231
The Woods - Phase II and III(1)	Northern Michigan University	34,455	228	—	681	—
Maplewood	Cornell University	32,115	277	81	337	24
University of Pittsburgh	University of Pittsburgh	68,495	156	95	1,101	238
Players Club Redevelopment	Florida State University	18,156	147	62	157	22
Hale Mahana	University of Hawai'i	65,764	171	82	1,178	98
Hub at Minneapolis	University of Minnesota	60,384	110	43	483	—
Union at Tempe	Arizona State University	113,695	232	102	1,810	113
Union on Lincoln Way	Iowa State University	26,314	120	—	305	—
Union on Plum	Colorado State University	15,755	118	—	186	—
Southside Commons	Lehigh University	1,336	22	—	4	—
Undeveloped land		14,067	54	41	118	34
Total active projects under development		$488,614	$1,769	$622	$7,371	$760
(1) Phase II of this development, including 433 beds for a total cost of $24.6 million, was delivered in January 2018.

As of December 31, 2017, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $266.7 million to complete these developments.

All costs related to the development of collegiate housing communities are classified as assets under development in the accompanying consolidated balance sheets until the community is completed and opened. Expenditures for development-related costs accrued in accounts payable and accrued expenses totaled $1.3 million and $76.1 million, respectively, as of December 31, 2017. As of December 31, 2016, expenditures for development-related costs accrued in accounts payable and accrued expenses totaled $2.9 million and $36.0 million, respectively.

5. Disposition of real estate investments

During the year ended December 31, 2017, the Trust sold The Reserve on Stinson collegiate housing community located in Norman, Oklahoma for a gross sales price of approximately $18.2 million. The Trust received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition.

During the year ended December 31, 2016, the following collegiate housing communities were sold for an aggregate of approximately $96.6 million. The Trust received combined net proceeds of approximately $95.0 million after deducting closing costs and recognized an aggregate $24.0 million gain on these dispositions.

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

6. Collegiate housing properties and assets under development

Collegiate housing properties and assets under development consist of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Land	$247,259	$221,065
Land improvements	69,048	66,440
Leasehold improvements	74	74
Construction in progress	426,803	239,186
Buildings and improvements	2,446,098	2,092,546
Furniture, fixtures and equipment	108,754	90,406
	3,298,036	2,709,717
Less accumulated depreciation	(385,118)	(311,069)
Collegiate housing properties and assets under development, net	$2,912,918	$2,398,648

Following is certain information related to investment in collegiate housing properties and assets under development as of December 31, 2017 (amounts in thousands):

		Initial Cost				Total Costs
Property	Encumbrances	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total(1)	Accumulated Depreciation(2)	Date of Acquisition/ Construction
The Commons at Knoxville(6)	$—	$4,630	$18,386	$23,016	$4,250	$4,585	$22,681	$27,266	$10,036	1/31/2005
The Lofts(6)	—	2,801	34,117	36,918	4,069	2,801	38,186	40,987	15,157	1/31/2005
The Pointe at Penn State(6)	—	2,151	35,094	37,245	6,586	2,150	41,681	43,831	17,470	1/31/2005
The Reserve at Columbia(6)	—	1,071	26,134	27,205	4,839	1,071	30,973	32,044	12,867	1/31/2005
The Reserve on Perkins(6)	—	913	15,795	16,708	5,560	913	21,355	22,268	9,411	1/31/2005
University Towers(8)	—	—	28,652	28,652	18,418	2,364	44,706	47,070	20,566	1/31/2005
Campus Creek(6)	—	2,251	21,604	23,855	2,702	2,251	24,306	26,557	9,727	2/22/2005
Campus Lodge(6)	—	2,746	44,415	47,161	6,818	2,746	51,233	53,979	19,419	6/7/2005
Carrollton Place(6)	—	682	12,166	12,848	2,376	682	14,542	15,224	5,415	1/1/2006
River Pointe(6)	—	837	17,746	18,583	3,116	837	20,862	21,699	7,554	1/1/2006
The Reserve at Saluki Pointe(6)	—	1,099	32,377	33,476	2,510	1,099	34,887	35,986	9,770	8/1/2008
University Apartments on Colvin(6)	—	—	25,792	25,792	1,243	—	27,035	27,035	6,940	8/1/2009
2400 Nueces(3)(8)	—	—	64,152	64,152	7,013	—	71,165	71,165	11,047	8/1/2010
The Oaks on the Square - Phase I and II(9)	—	1,800	48,636	50,436	2,266	1,800	50,902	52,702	8,262	9/30/2010
GrandMarc at the Corner(10)	—	—	45,384	45,384	2,504	—	47,888	47,888	10,762	10/22/2010
Campus West(10)	—	—	25,842	25,842	1,964	—	27,806	27,806	5,542	3/1/2011

		Initial Cost				Total Costs
Property	Encumbrances	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total(1)	Accumulated Depreciation(2)	Date of Acquisition/ Construction
East Edge(6)	—	10,420	10,783	21,203	21,475	10,420	32,258	42,678	7,089	3/1/2011
Jefferson Commons(6)	—	1,420	4,915	6,335	355	1,420	5,270	6,690	1,163	3/15/2011
Wertland Square(10)	—	3,230	13,285	16,515	1,006	3,230	14,291	17,521	3,062	3/15/2011
The Berk(6)	—	2,687	13,718	16,405	956	2,687	14,674	17,361	3,080	5/23/2011
Roosevelt Point(10)	—	3,093	47,528	50,621	2,441	3,093	49,969	53,062	7,671	7/1/2011
University Village Towers(6)	—	3,434	34,424	37,858	1,536	3,434	35,960	39,394	6,952	9/22/2011
Irish Row(10)	—	2,637	24,679	27,316	665	2,637	25,344	27,981	4,739	11/1/2011
The Lotus(10)	—	5,245	20,830	26,075	2,344	5,245	23,174	28,419	2,766	11/14/2011
GrandMarc at Westberry Place(10)	—	—	53,935	53,935	2,454	—	56,389	56,389	10,073	12/8/2011
3949(10)	—	3,822	24,448	28,270	9,274	3,822	33,722	37,544	5,946	12/21/2011
Lymon T. Johnson Hall and Central Hall II(4)(7)	—	—	22,896	22,896	3,439	—	26,335	26,335	4,911	6/1/2012
The Retreat at Oxford(11)	—	4,743	52,946	57,689	5,773	8,811	54,651	63,462	6,166	6/14/2012
The Province(6)	—	4,436	45,173	49,609	869	4,436	46,042	50,478	8,279	9/21/2012
The District on 5th(8)	—	2,601	63,396	65,997	641	2,601	64,037	66,638	12,260	10/4/2012
Campus Village(10)	—	2,650	18,077	20,727	1,337	2,650	19,414	22,064	4,840	10/19/2012
Frances Jewell Hall(4)(7)	—	—	45,924	45,924	2,062	—	47,986	47,986	5,562	11/1/2012
Georgia M. Blazer Hall(4)(7)	—	—	23,808	23,808	920	—	24,728	24,728	2,893	11/1/2012
Haggin Hall I(4)(7)	—	—	23,802	23,802	532	—	24,334	24,334	3,106	11/1/2012
Woodland Glen I & II(4)(7)	—	—	44,491	44,491	2,129	—	46,620	46,620	5,349	11/1/2012
The Province at Kent State(6)	—	4,239	40,441	44,680	723	4,239	41,164	45,403	7,463	11/16/2012
The Centre at Overton Park(10)	—	3,781	35,232	39,013	2,146	3,781	37,378	41,159	6,279	12/7/2012
The Suites at Overton Park(10)	—	4,384	33,281	37,665	1,847	4,384	35,128	39,512	5,993	12/7/2012
Woodland Glen III, IV & V(4)(7)	—	—	101,172	101,172	3,558	—	104,730	104,730	8,093	5/1/2013
The Oaks on the Square - Phase III(9)	—	1,531	10,734	12,265	320	1,531	11,054	12,585	1,186	2/13/2013
The Cottages on Lindberg(11)	—	1,800	31,224	33,024	3,540	1,800	34,764	36,564	5,464	8/28/2013
The Retreat at State College(11)	—	6,251	46,004	52,255	4,338	6,251	50,342	56,593	7,431	9/11/2013
The Varsity(8)	—	3,300	50,330	53,630	505	3,300	50,835	54,135	6,489	12/19/2013
Holmes Hall and Boyd Hall(4)(7)	—	—	85,556	85,556	209	—	85,765	85,765	3,646	12/31/2013
Oaks on the Square - Phase IV(9)	—	3,308	36,748	40,056	6,726	3,308	43,474	46,782	3,305	6/1/2014
Retreat at Louisville(11)	—	4,257	33,750	38,007	6,284	4,257	40,034	44,291	3,255	7/1/2014
109 Towers(8)	—	1,779	40,115	41,894	2,981	1,779	43,096	44,875	4,851	8/12/2014
District on Apache(10)	—	8,203	81,016	89,219	834	8,203	81,850	90,053	9,699	9/15/2014
The Commons on Bridge(10)	—	1,852	7,772	9,624	416	1,852	8,188	10,040	1,230	6/16/2015
The Province Boulder(10)	—	7,800	40,722	48,522	363	7,800	41,085	48,885	2,949	9/15/2015
University Flats(4)(10)	—	—	75,225	75,225	16	—	75,241	75,241	860	7/1/2015
Retreat at Blacksburg(11)	—	8,988	53,984	62,972	1,621	8,988	55,605	64,593	2,715	7/10/2015
Sawtooth Hall(4)(7)	—	—	32,805	32,805	2,545	—	35,350	35,350	470	12/15/2015
The Local: Downtown(10)	—	2,687	25,632	28,319	2,812	2,687	28,444	31,131	529	1/4/2016
SkyVue(10)	—	7,056	79,383	86,439	703	7,056	80,086	87,142	999	1/15/2016
Lokal(10)	—	2,180	21,271	23,451	615	2,180	21,886	24,066	1,301	3/31/2016
One on 4th(12)	—	4,500	33,578	38,078	—	4,500	33,578	38,078	—	4/11/2016

		Initial Cost				Total Costs
Property	Encumbrances	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total	Cost Capitalized Subsequently	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total(1)	Accumulated Depreciation(2)	Date of Acquisition/ Construction
Hub at Madison(9)	—	14,251	175,656	189,907	417	14,251	176,073	190,324	8,641	5/12/2016
Lewis Hall(4)(7)	—	—	25,928	25,928	397	—	26,325	26,325	320	6/30/2016
Maplewood(4)(12)	—	—	31,995	31,995	120	—	32,115	32,115	—	6/30/2016
Northern Michigan University(4)(7) - The Woods - Ph I	—	—	25,742	25,742	—	—	25,742	25,742	294	6/30/2016
Northern Michigan University(4)(12) - The Woods - Ph II & III	—	—	34,455	34,455	—	—	34,455	34,455	—	6/30/2016
University of Pittsburgh(12)	—	7,636	60,859	68,495	—	7,636	60,859	68,495	—	7/1/2016
Pura Vida Place(6)	—	1,850	9,331	11,181	363	1,850	9,694	11,544	381	8/30/2016
Carriage House(6)	—	2,470	8,760	11,230	329	2,470	9,089	11,559	351	8/30/2016
Urbane(8)	—	4,101	43,929	48,030	254	4,101	44,183	48,284	1,752	9/9/2016
Arizona State University - Union at Tempe(12)	—	14,147	99,547	113,694	1	14,147	99,548	113,695	—	11/1/2016
Hale Mahana(12)	—	16,641	49,057	65,698	—	16,641	49,057	65,698	—	11/20/2016
Hub at Minneapolis(12)	—	—	59,985	59,985	399	—	60,384	60,384	—	11/21/2016
Retreat at Corvallis(11)	—	5,901	87,993	93,894	2,049	5,901	90,042	95,943	2,727	1/10/2017
319 Bragg(10)	—	2,444	24,599	27,043	571	2,442	25,172	27,614	593	2/23/2017
Union on Lincoln Way(12)	—	5,454	20,860	26,314	—	5,454	20,860	26,314	—	3/1/2017
Union on Plum(12)	—	2,806	12,949	15,755	—	2,806	12,949	15,755	—	3/1/2017
Players Club(5)(12)	—	727	17,429	18,156	—	727	17,429	18,156	—	5/15/2017
Southside Commons(4)(12)	—	—	1,336	1,336	—	—	1,336	1,336	—	TBD
Mississippi State University(12)	—	—	—	—	—	—	—	—	—	TBD
Undeveloped Land	—	13,152	982	14,134	—	13,152	982	14,134	—	TBD
Totals	$—	$240,875	$2,872,717	$3,113,592	$184,444	$247,259	$3,050,777	$3,298,036	$385,118

(1) Total aggregate costs for federal income tax purposes is approximately $3,355.8 million.
(2) Assets have useful lives ranging from 3 to 40 years.
(3) Pursuant to the ground lease for 2400 Nueces, the lessor has the option to purchase the Trust's leasehold estate and interest in the property at certain times during the term of the ground lease for a pre-determined amount which exceeds carrying value.
(4) Pursuant to the lease agreement for the respective property, the lessor has the option to terminate the lease at certain times during the term of the agreement for a termination fee.
(5) This property was originally acquired on January 1, 2005. A complete redevelopment of the property began on May 15, 2017.
(6) These collegiate housing properties are garden-style communities.
(7) These collegiate housing properties are residence halls.
(8) These collegiate housing properties are high-rise buildings.
(9) These collegiate housing properties are mixed-use projects.
(10) These collegiate housing properties are mid-rise buildings.
(11) These collegiate housing properties are cottage-style communities.
(12) These collegiate housing properties are under development.

The following table reconciles the historical cost of the Trust’s investment in collegiate housing properties and assets under development for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of period	$2,709,717	$2,163,173	$1,916,758
Collegiate housing acquisitions or completed developments	403,082	444,657	250,329
Collegiate housing dispositions	(17,608)	(92,827)	(14,149)
Impairment loss	—	(2,500)	—
Additions (net of reimbursed amounts)	215,057	211,982	10,917
Normal disposals	(2,206)	(10,203)	(682)
Write-offs of fully depreciated amounts due to redevelopment	(10,006)	(4,565)	—
Balance, end of period	$3,298,036	$2,709,717	$2,163,173

The following table reconciles the accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of period	$311,069	$270,993	$210,047
Depreciation	85,955	75,539	65,952
Normal disposals	(1,647)	(9,910)	(622)
Write-offs of fully depreciated amounts due to redevelopment	(10,006)	(4,565)	—
Collegiate housing dispositions	(253)	(20,988)	(4,384)
Balance, end of period	$385,118	$311,069	$270,993

When determined that an asset is not recoverable, management estimates fair value using discounted cash flow models, market appraisals if available, and other market participant data. There were no impairment losses in 2017 and 2015. During 2016, management determined that the carrying value of one collegiate housing community may not be recoverable. The fair value of this property was estimated and management recorded an impairment loss during the year ended December 31, 2016 of $2.5 million.

7. Other assets

Other assets consist of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Prepaid expenses	$7,155	$4,368
Deferred tax asset	1,853	2,171
Deferred financing costs - revolving credit facility	828	1,821
Investments in unconsolidated entities	23,227	26,981
Corporate assets, net (1)	12,613	12,598
Reimbursable predevelopment costs and development project receivables	1,753	—
Other	14,353	5,135
Total other assets	$61,782	$53,074

(1) As of December 31, 2017 and 2016, the Trust had corporate assets with a historical cost of $21.0 million and $19.3 million, and accumulated depreciation of $8.3 million and $6.7 million, respectively. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the related assets, generally 3 to 7 years. Depreciation expense totaled $1.7 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Investments in unconsolidated entities

As of December 31, 2017 and 2016, the Trust had investments in the following unconsolidated joint ventures (see Note 2), which are accounted for under the equity method:

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

The following is a summary of financial information related to unconsolidated joint ventures (in thousands):

Financial Position: As of December 31,	2017	2016
Total assets	$169,183	$177,820
Total liabilities	131,930	132,370
Equity	$37,253	$45,450
Investment in unconsolidated entities	$23,227	$26,981

Results of Operations: For the years ended December 31,	2017	2016	2015
Revenues	$45,106	$37,969	$37,915
Net income (loss)	213	(30)	(1,134)
Equity in losses of unconsolidated entities	$(65)	$(328)	$(668)

As of December 31, 2017 and 2016, liabilities are recorded totaling $2.0 million and $1.9 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accrued expenses in the accompanying consolidated balance sheets.

9. Incentive plans

On May 10, 2017, EdR’s stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the "2017 Plan"). The purpose of the 2017 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2017 Plan replaced the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan") in its entirety and authorized the grant of the 346,111 shares that remained available for grant under the 2011 Plan, as well as 1,000,000 additional shares. As of December 31, 2017, the Trust had 1,346,111 shares of its common stock reserved for issuance pursuant to the 2017 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2017 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust. The 2017 Plan limits the number of shares and LTIP units subject to awards granted during any calendar year to any non-employee director, together with cash fees paid during the calendar year, to a maximum of $500,000 in total value.

The Trust's 2014 Long Term Incentive Plan (the "2014 LTIP") and prior plans granted participants restricted stock awards and RSUs.

A restricted stock award is an award of EdR’s common stock that is subject to restrictions on transferability and other restrictions as EdR’s compensation committee determines in its sole discretion on the date of grant. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares. As of December 31, 2017 and 2016, there was no unearned compensation related to restricted stock. Unearned compensation related to restricted stock was recorded as expense over the applicable vesting period. The value is determined based on the market value of EdR’s common stock on the grant date. During the years ended December 31, 2016 and 2015, compensation expense of $0.2 million and $0.4 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of restricted stock. As the applicable service period of all restricted stock ended on December 31, 2016, there was no compensation expense recorded during the year ended December 31, 2017 related to restricted stock.

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

As of December 31, 2017 and 2016, there was no unearned compensation related to RSUs. As of December 31, 2015, unearned compensation related to RSUs totaled $0.6 million. Unearned compensation related to RSUs was recorded as expense over the applicable vesting period. The value was determined using a Monte Carlo simulation technique. During the years ended December 31, 2016 and 2015, compensation expense of $0.6 million and $0.9 million, respectively, was recognized in the accompanying consolidated statements of income and comprehensive income, related to the vesting of RSUs. As the applicable service period of all outstanding RSUs ended on December 31, 2016, there was no compensation expense recorded during the year ended December 31, 2017 related to RSUs. On January 1, 2017, 79,699 fully-vested shares of EdR's common stock were issued upon vesting of RSUs granted in 2014.

The Trust's 2015 Long-Term Incentive Plan ("2015 LTIP"), adopted in February 2015, 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in February 2016, and 2017 Long-Term Incentive Plan ("2017 LTIP") adopted in March 2017, differ in two respects from the prior plans: (i) the participants have elected to receive LTIP Units in the Operating Partnership instead of time restricted stock or RSUs; and (ii) the performance criteria for the performance-based award has been revamped to measure the Trust's performance based on a mixture of objective internal achievement goals and relative performance against its industry peers and other REITs. Under the 2015, 2016 and 2017 LTIPs, 155,774, 131,745 and 146,728 LTIP Units, respectively, were issued to the participants.

The 2015, 2016 and 2017 LTIPs provide that 25% of a participant’s award consists of a time-vested grant of LTIP Units in the Operating Partnership subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock under prior plans, the time-vested 2015, 2016 and 2017 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of EdR's common stock on the grant date. The time-vested 2015, 2016 and 2017 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are nontransferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2015, 2016 and 2017 LTIP Units. The vesting of performance-based 2015, 2016 and 2017 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by EdR's compensation committee, over a three-year period, with a minimum, threshold, and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation". The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique by an independent third party consultant. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions is assessed quarterly. The performance-based 2015, 2016 and 2017 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement, but are nontransferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2015, 2016 and 2017 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2015, 2016 and 2017 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption for cash or for shares of EdR's common stock on a one-for-one basis at EdR's election in accordance with the terms of the Partnership Agreement.

Compensation expense recognized in general and administrative expense in the accompanying consolidated statements of income and comprehensive income related to the LTIP Units was $3.1 million, $2.7 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, unearned compensation related to LTIP Units totaled $3.9 million and $4.2 million, respectively, and will be recorded as expense over the applicable vesting period.

Compensation expense for the years ended December 31, 2017 and 2016 includes an adjustment to increase life-to-date expense related to the performance conditions under the 2015 and 2016 LTIPs due to a change in the probability of achieving certain performance conditions.

Total stock-based compensation expense recognized in general and administrative expense in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $3.4 million and $2.2 million, respectively. Additionally during the years ended December 31, 2017 and 2016, the Trust issued 12,654 and 10,800 shares, respectively, to its independent directors under the 2011 Plan discussed above.

A summary of the stock-based incentive plan activity as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2014(1)	46,810	$27.94	146,911	$20.58	—	$—
Granted	—	—	—	—	155,774	18.83
Vested	(17,774)	27.76	—	—	—	—
Surrendered	(3,467)	29.72	—	—	—	—
Outstanding as of December 31, 2015(1)	25,569	28.32	146,911	20.58	155,774	18.83
Granted	—	—	—	—	131,745	26.20
Vested	(10,199)	28.93	(10,776)	22.95	(7,067)	18.83
Surrendered	(7,571)	28.93	(44,379)	22.95	—	—
Outstanding as of December 31, 2016(1)	7,799	26.46	91,756	19.20	280,452	22.29
Granted	—	—	—	—	146,728	25.85
Vested	(4,516)	26.46	(53,131)	19.20	(14,385)	36.30
Surrendered	(3,283)	26.46	(38,625)	19.20	—	—
Outstanding as of December 31, 2017(1)	—	$—	—	$—	412,795	$22.80
(1) Represents unvested shares of restricted stock awards and LTIP Units as of the date indicated.

10. Debt

As of December 31, 2017 and 2016, the Trust had the following debt outstanding:

	December 31,
	2017	2016
Unsecured indebtedness:
Revolving credit facility	$349,000	$20,000
Unsecured term loan facility	187,500	187,500
Unsecured senior notes	250,000	250,000
Unsecured private placement notes	150,000	—
Total	936,500	457,500
Less: Unamortized deferred financing costs	(3,051)	(2,824)
Unsecured indebtedness, net	933,449	454,676
Mortgage and construction loans, net of unamortized deferred financing costs	—	62,520
Total outstanding debt, net of unamortized deferred financing costs	$933,449	$517,196

Revolving credit facility

On November 19, 2014, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “Revolver”). The Revolver has a maximum availability of $500.0 million and an accordion feature to $1.0 billion, which may be exercised during the first four years subject to satisfaction of certain conditions. The Revolver is scheduled to mature on November 19, 2018 with a one-year extension option, provided certain conditions are met. As discussed in Note 22, the maturity date of the Revolver was extended to February 16, 2023.
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Revolver. The interest rate per annum applicable to the Revolver is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin based upon our leverage. As of December 31, 2017, the weighted-average interest rate applicable to the Revolver was 2.71%. If amounts are drawn, due to the fact that the Revolver bears interest at variable rates, cost approximates the fair value. In addition, the Operating Partnership also incurs an unused fee equal to either 0.15% or 0.25% of the unused balance, based on outstanding commitments. As of December 31, 2017 and 2016, the outstanding balance under the Revolver was $349.0 million and $20.0 million, respectively. Our remaining availability was $151.0 million at December 31, 2017.

The Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges. The financial covenants also include consolidated net worth and leverage ratio tests, and distributions are prohibited in excess of 95% of FFO except to comply with the legal requirements to maintain REIT status. As of December 31, 2017, the Operating Partnership was in compliance with all covenants of the Revolver.

Unsecured term loan facility

On January 18, 2017, the Operating Partnership and certain subsidiaries entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement"). Under the Second Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan (the "Tranche A Term Loan") and a $65.0 million Tranche B term loan (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 18, 2022. The Second Amended and Restated Credit Agreement contains an accordion feature pursuant to which the borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments. The Operating Partnership used proceeds from the Term Loans to repay a portion of the outstanding balance under the Revolver.

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The interest rate per annum on the Tranche B Term

Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At December 31, 2017 and 2016, the outstanding balance under the Term Loans was $186.5 million and $186.7 million, respectively, which is presented net of unamortized deferred financing costs of $1.0 million and $0.8 million, respectively, in the accompanying consolidated balance sheets.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the Operating Partnership was in compliance with all covenants of the Second Amended and Restated Credit Agreement.

In connection with entering into the First Amended and Restated Credit Agreement on November 14, 2014, which was superseded by the Second Amended and Restated Credit Agreement, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 15) through the Term Loans' initial maturity date.

The Operating Partnership also entered into forward starting interest rate swaps (see Note 15) concurrently with executing the Second Amended and Restated Credit Agreement, which extended the term of the Tranche B Term Loan by three years to January 18, 2022.

As of December 31, 2017, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured notes payable

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the issuance of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The Operating Partnership used the offering proceeds to prepay $69.0 million of mortgage debt (including $2.6 million in prepayment penalties and other fees), pay down the outstanding balance of the Revolver and for general corporate purposes. At December 31, 2017 and 2016, the outstanding balance under the Unsecured Senior Notes was $248.2 million and $247.9 million, respectively, which is presented net of unamortized deferred financing costs of $1.8 million and $2.1 million, respectively, in the accompanying consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of December 31, 2017, the Operating Partnership was in compliance with all covenants.

Unsecured private placement notes

On August 31, 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured notes in a private placement. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Series A Notes”), and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. Net proceeds from the issuance of the Notes were used to repay a portion of the outstanding balance on the Revolver. At December 31, 2017, the outstanding balance under the Notes was $149.7 million, which is presented net of unamortized deferred financing costs of $0.3 million.

The Notes contain customary affirmative and restricted covenants substantially similar to those in the Revolver and Second Amended and Restated Credit Agreement. Additionally, the Notes contain cross-default provisions if the Operating Partnership defaults on other indebtedness exceeding a threshold of $35.0 million. As of December 31, 2017, the Operating Partnership was in compliance with all covenants.

Mortgage and construction debt

The mortgage debt and construction loans outstanding at December 31, 2016 with balances of $33.0 million and $29.6 million, respectively, and interest rates of 2.73% and 2.60%, respectively, were repaid during 2017 with proceeds from borrowings on the Revolver. The Trust had no secured debt outstanding at December 31, 2017.

The following table reconciles the carrying amount of mortgage and construction notes payable, net of unamortized deferred financing costs, for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance, beginning of period	$62,520	$204,511
Additions to principal	146	40,974
Repayments of principal	(62,722)	(183,862)
Amortization of debt premium	—	(49)
Write-off of debt premium related to debt pay off	—	(523)
(Increase) decrease in deferred financing costs, net	56	1,469
Balance, end of period	$—	$62,520

The scheduled maturities of outstanding indebtedness as of December 31, 2017 are as follows (in thousands):

Year
2018	$349,000	(1)
2019	—
2020	—
2021	122,500
2022	65,000
Thereafter	400,000
Total	936,500
Unamortized deferred financing costs	3,051
Outstanding as of December 31, 2017, net of unamortized deferred financing costs	$933,449
(1) In February 2018, the Operating Partnership amended the Revolver (see Note 22), which increased the maximum availability to $600.0 million and extended the maturity date to February 16, 2023, among other items.

11. Noncontrolling interests

Operating Partnership

Joint Ventures: As of December 31, 2017, EROP had entered into 11 joint venture agreements to develop, own and manage certain collegiate housing communities. Eight of the developments were still under construction at December 31, 2017. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partners' investments in all but one of the communities under development met the requirements to be classified outside of permanent equity, and are therefore classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income due to the partners' ability to put their ownership interests to EROP for cash based on fair value or at substantially fixed exercise prices as provided in the operating agreements.

In connection with the acquisitions of The Hub at Madison and Urbane (see Note 4), the Trust, through joint ventures, acquired a controlling interest in the legal entity owning the collegiate housing properties. In December 2017, the Trust acquired the 1.6% noncontrolling interest in the Hub at Madison, resulting in the property being wholly owned by the Trust. At December 31, 2017, the partners' interest in the Urbane joint venture was 3.0%. The partners' ownership interests is accounted for as redeemable noncontrolling interests in the accompanying consolidated balance sheets due to the partners' ability to further put their remaining ownership interests to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2016, the Urbane joint venture partner also had an additional interest in the legal entity; however, it was determined the noncontrolling interest represented a financing arrangement that was recorded as an accrued liability. During the year ended December 31, 2017, the Trust settled the amount (see Note 4).

The value of the joint venture partners' investments in the development projects and acquired properties redeemable at fair value are reported at the greater of fair value or historical cost at the end of each reporting period. At December 31, 2017 and 2016, the joint venture partners' investment in development projects was recorded at historical cost, as the carrying value approximates fair value. At December 31, 2017 and 2016, the joint venture partners' interest in the acquired properties was recorded at fair value.

The joint venture partners’ investments in development projects redeemable at substantially fixed prices are considered redeemable at other than fair value. The change in redemption value during the year ended December 31, 2017 is reflected in additional paid-in capital and is also included in the calculation of earnings per share using the two-class method.

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

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder, and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity, and are therefore also classified as redeemable noncontrolling interests in the accompanying consolidated balance sheets. Income related to such units are recorded as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2017 and 2016, there were 69,086 University Towers Operating Partnership Units outstanding. The value of redeemable University Towers Operating Partnership Units is reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2017 and 2016, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost. Fair value at each reporting period is determined based on the market price of the Trust's common stock and is considered Level 2 in the fair value hierarchy.

The following table sets forth activity with the redeemable noncontrolling interests for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Beginning balance	$32,160	$5,248
Net income	(1,090)	(212)
Contributions from redeemable noncontrolling interests	16,139	29,824
Adjustments to report redeemable noncontrolling interests at fair value	2,405	334
Purchase and return of equity to noncontrolling partner's interest	(2,890)	(2,910)
Distributions	(888)	(124)
Accretion of redeemable noncontrolling interests	2,654	—
Ending balance	$48,490	$32,160

Redeemable Limited Partner Units: The units of limited partnership of the Operating Partnership (“OP Units”) that EROP is required, either by contract or securities law, to deliver registered shares of common stock of the Trust or cash, at the general partner's discretion, to the exchanging Operating Partnership unitholder are classified as redeemable limited partner units in the mezzanine section of the accompanying consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of December 31, 2017 and 2016, EROP reported the redeemable limited partner units at fair value (considered Level 2 as determined based on the market price of the Trust's common stock), which was greater than historical cost.

During the year ended December 31, 2017, 54,500 OP units were redeemed for 54,500 shares of EdR's common stock. During the year ended December 31, 2016, 50,000 OP Units were redeemed for 50,000 shares of EdR's common stock and 14,611 OP

Units were redeemed for cash. As of December 31, 2017 and 2016, there were 105,198 and 159,698 OP Units outstanding, respectively, not including OP Units held by EdR.

Below is a table summarizing the activity of redeemable limited partner units for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Beginning balance	$6,789	$8,312
Net income	80	138
Distributions	(246)	(304)
Reclassification of vested LTIP Units to redeemable limited partners	522	244
Conversion of redeemable partner units into common stock or cash	(2,003)	(2,703)
Adjustments to report redeemable limited partner units at fair value	(789)	1,102
Ending balance	$4,353	$6,789

The Trust

The Trust accounts for the joint ventures discussed above as VIEs and consolidates such entities in the same manner as EROP. The noncontrolling interests of the Trust include third-party equity interests in one joint venture development which is presented as a component of equity in the Trust’s accompanying consolidated balance sheets.

The Trust’s redeemable noncontrolling interests include: (1) the redeemable limited partners presented in the accompanying consolidated balance sheets of EROP; (2) the University Towers Operating Partnership Units; (3) our partners' investments in certain joint venture developments; and (4) our partners' investments in certain acquired communities, which are presented as redeemable noncontrolling interests in the accompanying consolidated balance sheets of EROP.

12. Equity

Stockholders’ Equity - The Trust

During October 2014, the Trust entered into agreements to establish an at-the-market equity offering program ("ATM Program") pursuant to which the Trust was authorized to sell a maximum of $150.0 million in shares of EdR common stock. During the years ended December 31, 2016 and 2015, the Trust sold approximately 2.3 million and 0.7 million shares pursuant to the ATM Program, with net proceeds of approximately $93.5 million and $26.7 million, respectively, after deducting sales agents' fees and other expenses payable by the Trust, which exhausted the ATM Program.

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

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new ATM Programs (the "2016 ATM Program" and the "2017 ATM Program," respectively) under which the Trust is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of EdR common stock. Under these equity distribution agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties and, through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares.

At December 31, 2017, a summary of the outstanding Forward Agreements is set forth in the table below (shares in thousands):

Date of Forward Agreement	Shares Sold	Volume Weighted Average Sale Price Per Share	Initial Forward Price(1)	Final Settlement Date(2)
August 29, 2016	1,990	42.39	42.82	December 31, 2018	(3)
October 3, 2016	2,408	41.00	40.51	December 31, 2018	(3)
February 28, 2017	361	41.55	41.14	December 31, 2018
	4,759	$41.62	$41.55
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
(3) During the year ended December 31, 2017, the final date on which shares sold under the Forward Agreements may be settled was amended from December 29, 2017 to December 31, 2018.

During 2017, the Trust had fully settled three Forward Agreements by delivering 2.6 million shares of newly issued common stock, receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. These settlements exhausted the remaining availability under the 2016 ATM Program. As of December 31, 2017, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

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

13. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the years ended December 31, 2017, 2016 and 2015 (dollars and shares in thousands, except per share data):

	2017		2016		2015
Numerator - basic and diluted earnings per share:
Net income attributable to common shareholders	$47,440		$44,924		$19,911
Accretion of redeemable noncontrolling interests	(2,654)		—		—
Net income attributable to common shareholders after accretion of redeemable noncontrolling interests	$44,786		$44,924		$19,911

Denominator:
Basic weighted average shares of common stock outstanding	74,263		69,336		49,676
OP Units	133	(1)	194	(1)	246	(1)
University Towers Operating Partnership Units	69		69		69
Shares issuable upon settlement of the Forward Agreements	—		1		—
Diluted weighted average shares of common stock outstanding	74,465		69,600		49,991

Earnings per share - basic and diluted:
Net income attributable to common shareholders	$0.60		$0.65		$0.40

Distributions declared per common share	$1.54		$1.50		$1.46

(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the years ended December 31, 2017, 2016 and 2015 (dollars and units in thousands, except per unit data):

	2017	2016	2015
Numerator - basic and diluted earnings per unit:
Net income attributable to unitholders	$47,520	$45,062	$20,002
Accretion of redeemable noncontrolling interests	(2,654)	—	—
Net income attributable to common unitholders after accretion of redeemable noncontrolling interests	$44,866	$45,062	$20,002

Denominator:
Weighted average units outstanding	73,849	69,062	49,535
Redeemable Operating Partnership Units	133	194	246
LTIP units	414	274	141
Weighted average units outstanding - basic	74,396	69,530	49,922

Redeemable University Towers Operating Partnership Units	69	69	69
Units issuable upon settlement of the Forward Agreements	—	1	—
Weighted average units outstanding - diluted	74,465	69,600	49,991

	2017	2016	2015
Earnings per unit - basic and diluted:
Net income attributable to unitholders	$0.60	$0.65	$0.40

Distributions declared per unit	$1.54	$1.50	$1.46

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

The following tables represent the Trust’s segment information for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$313,727	$274,187	$240,623
Collegiate housing leasing operations	128,358	111,378	101,283
Net operating income	$185,369	$162,809	$139,340
Total segment assets at end of period (1)	$2,962,829	$2,437,205	$1,920,582

Development Consulting Services:
Third-party development consulting services	$5,256	$2,364	$2,233
General and administrative(2)	4,751	2,044	2,802
Net operating income (loss)	$505	$320	$(569)
Total segment assets at end of period(3)	$4,194	$6,739	$4,615

Management Services:
Third-party management services	$3,736	$3,588	$3,670
General and administrative(2)	2,105	2,308	2,844
Net operating income	$1,631	$1,280	$826
Total segment assets at end of period(3)	$10,411	$10,294	$10,090

Reconciliations:
Segment revenue	$322,719	$280,139	$246,526
Operating expense reimbursements	8,347	8,829	8,636
Total segment revenues	$331,066	$288,968	$255,162

Segment operating expenses	$135,214	$115,730	$106,929
Reimbursable operating expenses	8,347	8,829	8,636
Total segment operating expenses	$143,561	$124,559	$115,565

	2017	2016	2015
Segment net operating income	$187,505	$164,409	$139,597
Other unallocated general and administrative expenses(4)	(21,660)	(17,922)	(15,252)
Depreciation and amortization	(95,501)	(81,413)	(68,022)
Ground lease expense	(13,424)	(12,462)	(11,268)
Loss on impairment of collegiate housing properties	—	(2,500)	—
Interest expense	(15,268)	(15,454)	(24,449)
Amortization of deferred financing costs	(1,574)	(1,731)	(2,089)
Interest income	98	490	213
Loss on extinguishment of debt	(22)	(10,611)	(403)
Other operating income (expense)	6,041	(1,046)	—
Equity in losses of unconsolidated entities	(65)	(328)	(668)
Income before income taxes and gain on sale of collegiate housing properties	$46,130	$21,432	$17,659

Total segment assets, end of period (3)	$2,977,434	$2,454,238	$1,935,287

Unallocated corporate amounts:
Cash	6,764	11,344	21,757
Notes receivable (see Note 2)	500	500	2,167
Other receivables	727	708	646
Investments in unconsolidated entities (see Note 8)	23,227	26,981	28,068
Other assets	5,684	10,593	11,092
Deferred financing costs, net (revolver)	828	1,821	2,814
Total assets, end of period	$3,015,164	$2,506,185	$2,001,831
(1) The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2017 is primarily related to the purchase of two additional communities, the completed development of six collegiate housing communities for the Trust’s ownership and the continued development of 12 assets under development offset by the sale of a collegiate housing community (see Notes 4 and 5). The increase in segment assets related to collegiate housing leasing during the year ended December 31, 2016 is primarily related to the purchase of five additional communities and completed development of three collegiate housing communities for the Trust's ownership and the continued development of 13 assets under developments offset by the sale of one collegiate housing community (see Notes 4 and 5).
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

15. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. As of December 31, 2017 and 2016, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. Also as of December 31, 2017, the Trust had three forward-starting interest rate swap agreements with an aggregate notional amount of $65.0 million. The Trust entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on the extended term of the Tranche B Term Loan concurrently with executing the Second Amended and Restated Credit Agreement (see Note 10). Accordingly, the forward-starting interest rate swaps were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for all periods presented, is recognized directly in earnings. During the next twelve months, an additional $0.6 million is estimated to be reclassified to earnings as an increase to interest expense. As of December 31, 2017 and 2016, the fair value of the derivatives is a liability of $0.7 million and $3.6 million, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2017 and 2016, the fair value of the derivatives is as follows (in thousands):

	Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	December 31, 2017	December 31, 2016
		Fair Value	Fair Value
Interest rate contracts	Accounts payable and accrued expenses	$941	$3,564
Interest rate contracts	Other assets	(281)	—
Total derivatives designated as hedging instruments		$660	$3,564

The following table discloses the effect of the derivative instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2017 and 2016 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2017	Interest rate contracts	$804	Interest expense	$(1,898)
2017	Forward-starting interest rate contracts	$202	Interest expense	$—
2016	Interest rate contracts	$(1,127)	Interest expense	$(3,038)

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

As of December 31, 2017 and 2016, the fair value of derivatives related to these agreements, which includes accrued interest, but excludes any adjustment for nonperformance risk, was a liability of $0.8 million and $3.8 million, respectively. As of December 31, 2017, the Operating Partnership has not posted any collateral related to these agreements. If the Operating Partnership had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $0.8 million.

16. Fair Value Measurements

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

One non-financial asset was impaired during the year ended December 31, 2016 and was recorded on the accompanying consolidated balance sheet as of December 31, 2016. The valuation was classified within Level 2 of the fair value hierarchy. The asset was subsequently sold during the year ended December 31, 2017 (see Note 6).

As discussed in Note 15, interest rate swaps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all derivatives held as of December 31, 2017 and 2016 were classified as Level 2 of the fair value hierarchy.

The contingent consideration recognized in connection with two of our 2016 acquisitions (see Note 4) are recurring fair value adjustments. The initial determination of fair value was based on a Monte Carlo simulation analysis of the potential payout. The fair value has been adjusted at each reporting date. During the years ended December 31, 2017 and 2016, the Trust recorded adjustments, which were reflected in other operating (income) expense in the accompanying consolidated statements of income and comprehensive income. The Trust has determined that the inputs used to value the contingent consideration fell within Level 3 of the fair value hierarchy, as such represent unobservable inputs. As discussed in Note 4, these amounts were settled in December 2017.

Redeemable noncontrolling interests in the Trust (OP Units and University Towers Operating Partnership Units) have a redemption feature and are marked to their redemption value. The redemption value is based on the average fair value of EdR's common stock ten business days prior to the redemption date, adjusted for certain items. As the valuation is based on adjusted quoted prices in active markets for identical assets or liabilities at the measurement date, these instruments are classified in Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests representing certain joint venture partners’ interest in development joint ventures and acquisitions are redeemable due to put features available to the partners. The redemption feature allows the partner to put its ownership interest to the Trust at fair market value, which is generally defined as stabilized net operating income of the underlying property at a market cap rate. As the valuation is based on unobservable inputs that are based on internal information, these instruments are classified in Level 3 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2017 and 2016 (in thousands):

		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
December 31, 2017:
Derivative financial instruments (liability position)	$660	$—	$660	$—
Deferred compensation plan assets	904	904	—	—
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	6,499	—	6,499	—
Joint venture partners' interest in development joint ventures and acquisitions	39,169	—	—	39,169

December 31, 2016:
Derivative financial instruments (liability position)	$3,564	$—	$3,564	$—
Deferred compensation plan assets	503	503	—	—
Contingent consideration liability	3,250	—	—	3,250
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	9,361	—	9,361	—
Joint venture partners' interest in development joint ventures and acquisitions	29,588	—	—	29,588

The table below shows the reconciliation of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$32,838	$2,943
Purchases, issuances and settlements, net	7,165	28,849
Adjustment of fair value during the period reflected in net income	(3,250)	1,046
Adjustment of fair value during the period reflected in additional paid in capital	2,416	—
Transfers into Level 3	—	—
Ending balance	$39,169	$32,838

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine notes receivable and debt. Estimates of the fair values of these instruments are based on assessments of available market information and valuation methodologies, including discounted cash flow analyses. Due to the fact that the Trust's unsecured revolving credit facility and unsecured term loan facility bear interest at variable rates, carrying value approximates the fair value.

The tables below summarizes the gross carrying amounts and fair values of these financial instruments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$500	$—	$463	$—
Unsecured senior notes	250,000	—	261,034	—
Revolving credit facility	349,000	—	349,000	—
Unsecured term loan facility	187,500	—	187,500	—
Unsecured private placement notes	150,000	—	153,711	—

	December 31, 2016
		Estimated Fair Value
	Carrying value	Level 1	Level 2	Level 3
Notes receivable	$500	$—	$450	$—
Unsecured senior notes	250,000	—	246,305	—
Revolving credit facility	20,000	—	20,000	—
Unsecured term loan facility	187,500	—	187,500	—
Variable rate mortgage and construction loans	62,576	—	62,576	—

The Trust discloses the fair value of financial instruments for which it is practicable to estimate. The Trust considers the carrying amounts of cash and cash equivalents, restricted cash, student contracts receivable, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments.

17. Lease commitments and unconditional purchase obligations

The Trust has various long-term ground lease agreements with terms ranging from 40 to 99 years. Some of these agreements contain an annual rent increase equal to the greater of 3% or the increase in the consumer price index. Additionally, the Trust leases corporate office space and the agreement contains rent escalation clauses based on pre-determined annual rate increases. The Trust recognizes rent expense under the straight-line method over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases’ terms are recorded as deferred straight-line rent in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, deferred straight-line rent totaled $36.3 million and $36.7 million, respectively.

The Trust also has various operating leases for furniture, office and technology equipment which expire at varying times through fiscal year 2028. Rental expense under the operating lease agreements totaled $0.8 million, $0.8 million and $0.7 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum rental payments required under operating leases (including ground leases) that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2017 are as follows (in thousands):

Year Ending
2018	$19,009
2019	16,130
2020	13,197
2021	10,376
2022	9,011
Thereafter	646,967
Total	$714,690

18. Employee savings plan

Eligible employees may participate in a 401(k) savings plan (the “Plan”). Participants may contribute up to 15% of their earnings to the Plan. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service and reaching 21 years of age. Additionally, a matching contribution of 50% is provided on eligible employees’ contributions up to the first 4% of compensation. Employees vest in the matching contribution over their first 3 years of employment then immediately vest in the matching contribution from then on. Matching contributions were approximately $0.4 million, $0.3 million, and $0.3 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

19. Accrued expenses

Accrued expenses consist of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Payroll	$5,815	$5,990
Real estate taxes	13,694	11,105
Interest	3,188	2,029
Utilities	2,435	1,858
Ground leases and deferred straight-line rent	38,714	30,674
Development-related costs	76,104	35,990
Fair value of derivative liability	941	3,564
Noncontrolling interest recognized as a financing arrangement	—	14,966
Other	17,339	17,474
Total accrued expenses	$158,230	$123,650

20. Commitments and contingencies

For its third-party development projects, the Trust commonly provides alternate housing and project cost guarantees, subject to certain conditions. Alternate housing guarantees generally require the university to provide on-campus housing or the Trust to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon date. Under project cost guarantees, the Trust is responsible for the construction costs of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. During the year ended December 31, 2017, the Trust experienced unanticipated additional costs of approximately $2.8 million related to unforeseen issues on one of the third-party development deliveries. These amounts have been recorded in development and management services operating expenses in the accompanying consolidated statements of income and comprehensive income.

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

The following summarizes the Operating Partnership's potential exposure under such guaranties (dollars in thousands):

		December 31, 2017				December 31, 2016
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,546	n/a	$5,637	n/a	$22,934	n/a	$5,734	n/a
The Marshall	50%	54,956	8,767	27,478	4,384	55,838	8,767	27,919	4,384
Georgia Heights	50%	34,796	7,230	17,398	3,615	34,914	7,230	17,457	3,615

During October 2014, the Operating Partnership and LeylandAlliance LLC entered into a $38.0 million construction loan for the fourth phase of the The Oaks on the Square project. The Operating Partnership and LeylandAlliance LLC jointly committed to provide a guarantee of repayment for the construction loan. During the year ended December 31, 2017, the construction loan was repaid in full.

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

After being awarded a development consulting contract, the Trust will enter into predevelopment consulting contracts with educational institutions to develop collegiate housing communities on their behalf. The Trust will enter into reimbursement agreements that provide for the Trust to be reimbursed for the predevelopment costs incurred prior to the institution’s governing body formally approving the final development contract. As of December 31, 2017, the Trust had reimbursable predevelopment costs of $1.0 million, reflected in other assets in the accompanying consolidated balance sheets. As of December 31, 2016, there were no reimbursable predevelopment costs recognized in the accompanying consolidated balance sheets.

21. Quarterly financial information (unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 is summarized below (in thousands, except per share data):

2017	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter	Total
Revenues	$85,798	$74,042		$75,360	$95,866	$331,066
Operating expenses	67,357	65,417		71,491	63,840	268,105
Operating income	18,441	8,625		3,869	32,026	62,961
Nonoperating expenses	3,439	3,403		4,673	5,251	16,766
Equity in earnings (losses) of unconsolidated entities	255	129		(243)	(206)	(65)
Income tax (benefit) expense	(885)	353		(416)	1,532	584
Noncontrolling interests	(15)	(371)		(476)	(341)	(1,203)
Gain on sale of collegiate housing community	—	691	(1)	—	—	691
Net income (loss) attributable to Education Realty Trust, Inc.	$16,157	$6,060		$(155)	$25,378	$47,440
Net income (loss) per share - basic and diluted	$0.21	$0.07		$(0.01)	$0.32	$0.60

Net income (loss) attributable to Education Realty Operating Partnership	$16,192	$6,070		$(157)	$25,415	$47,520
Net income (loss) per unit - basic and diluted	$0.21	$0.07		$(0.01)	$0.32	$0.60

2016	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter	Total
Revenues	$73,379		$65,140		$66,225	$84,224	$288,968
Operating expenses	53,163		55,654		64,994	66,091	239,902
Operating income	20,216		9,486		1,231	18,133	49,066
Nonoperating expenses	14,989		4,108		4,574	3,635	27,306
Equity in earnings (losses) of unconsolidated entities	(244)		107		(480)	289	(328)
Income tax expense	51		89		84	460	684
Noncontrolling interests	136		(176)		(374)	194	(220)
Gain on sale of collegiate housing communities	11,873	(1)	12,083	(1)	—	—	23,956
Net income (loss) attributable to Education Realty Trust, Inc.	$16,669		$17,655		$(3,533)	$14,133	$44,924
Net income (loss) per share - basic	$0.27		$0.26		$(0.05)	$0.19	$0.65
Net income (loss) per share - diluted	$0.26		$0.26		$(0.05)	$0.19	$0.65

Net income (loss) attributable to Education Realty Operating Partnership	$16,727		$17,708		$(3,547)	$14,174	$45,062
Net income (loss) per unit - basic and diluted	$0.27		$0.26		$(0.05)	$0.19	$0.65

(1) See Note 5 for details related to the gain on sale of collegiate housing communities.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities, and during the summer months for the on-campus properties leased by semester units are prepared for new incoming residents. Other than revenue generated by in-place leases for renewing residents, lease revenue is not recognized during this period referred to as “Turn,” as no leases are in place. In addition, significant expenses are incurred during Turn to make units ready for occupancy, which are recognized when incurred. This Turn period results in seasonality in our operating results during the second and third quarters of each year.

22. Subsequent events

In February 2018, the Operating Partnership amended the Revolver. The amendment increased the maximum availability to $600.0 million and contains an accordion feature to $1.0 billion, which may be exercised during the term subject to satisfaction of certain conditions. The amended Revolver is scheduled to mature on February 16, 2023. EdR serves as the guarantor for any funds borrowed by the Operating Partnership. The amended Revolver contains customary affirmative and negative covenants and contains financial covenants similar to those previous to the amendment.

Additionally, in February 2018, the Operating Partnership entered into second amendment to Second Amended and Restated Credit Agreement, dated January 18, 2017, as amended on September 14, 2017 (the “Term Loan Facility”). The Second Amendment to Second Amended and Restated Credit Agreement amends the Term Loan Facility to, among other things, modify the financial covenants of the Term Loan Facility to reflect the changes made to the financial covenants of the Revolver pursuant to the Sixth Amended and Restated Credit Amendment.

In February 2018, the Trust sold Campus Lodge, located in Gainesville, Florida, River Pointe, located in Carrollton, Georgia, and Carrollton Crossing, also located in Carrollton, Georgia, for an aggregate sales price of $81.4 million resulting in net proceeds of approximately $78.5 million after closing costs. The Trust expects to record a gain on the sale of these communities of approximately $22.2 million in the aggregate in 2018.

The Board declared a fourth quarter distribution of $0.39 per share of common stock for the quarter ended on December 31, 2017. The distributions were paid on February 15, 2018 to stockholders of record at the close of business on January 31, 2018.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2017, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Trust's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2017 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, the Trust's management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2017. The results of management’s assessment were reviewed with the Audit Committee.

The effectiveness of the Trust's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2017, the Operating Partnership's disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017 based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of its evaluation, the Operating Partnership's management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2017. The results of management’s assessment were reviewed with the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors of Education Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Education Realty Trust, Inc. and subsidiaries (the “Trust”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Trust and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Ttrust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 27, 2018

Item 9B. Other Information.

On February 22, 2018, the OP GP, a wholly owned subsidiary of EdR and the sole general partner of EROP, entered into a Third Amended and Restated Agreement of Limited Partnership (the “Third Amended and Restated Partnership Agreement”) of

EROP. The Third Amended and Restated Partnership Agreement amends and restates the Second Amended and Restated Agreement of Limited Partnership of EROP (the “Second Amended and Restated Partnership Agreement”) in its entirety to provide for, among other things, the designation of the terms and conditions of a new class of partnership units entitled “Class A Performance LTIP Units” (“Class A Performance LTIP Units”). Class A Performance LTIP Units may be issued as performance-based equity compensation to the Trust’s executive officers under the 2017 Plan or any other equity incentive plan adopted by the Trust and approved by its stockholders in the future. Holders of Class A Performance LTIP Units will generally not be entitled to distributions on their Class A Performance LTIP Units until such units become vested. The vesting terms of each Class A Performance LTIP Unit will be governed by the applicable vesting agreement.

The Third Amended and Restated also includes amendments to clarify the tax treatment of LTIP Units, to update certain provisions for changes in tax law and to make certain other clarifying changes. The Third Amended and Restated Partnership Agreement is otherwise materially consistent with the Second Amended and Restated Partnership Agreement and was adopted by the General Partner in its sole discretion as its approval did not require a vote of the limited partners of EROP.

The foregoing summary of the Third Amended and Restated Partnership Agreement is not complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Partnership Agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018, which will be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018, which will be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information related to securities available and outstanding under the Trust’s equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	428,771	(1)	—	(2)	1,293,598	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	428,771		—		1,293,598

(1)	Represents up to 428,771 shares of common stock subject to outstanding equity awards granted pursuant to our 2015, 2016 and 2017 Long-Term Incentive Plans.

(2)	Does not account for the potential 428,771 shares of common stock subject to outstanding restricted stock units and LTIP Units granted pursuant to our 2015, 2016 and 2017 Long-Term Incentive Plans.

(3)
On May 10, 2017, EdR's stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the "2017 Plan"). The 2017 Plan replaced the 2011 Plan in its entirety and authorized the grant of 346,111 shares that remained available for grant under the 2011 Plan, as well as 1,000,000 additional shares . The 1,346,111 represents shares available for issuance under the Education Realty Trust, Inc. 2017 Plan less 52,513 shares of common stock available for issuance under the Education Realty Trust, Inc. Employee Stock Purchase Plan.

Except as set forth above, the information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018, which will be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018, which will be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be presented in the Trust’s definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018, which will be filed with the SEC and is incorporated herein by reference.

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

3.2	Second Amended and Restated Bylaws of Education Realty Trust, Inc., filed herewith.
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010.)
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

10.1	Third Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP., filed herewith.
10.2(1)
Form of Indemnification Agreement between Education Realty Trust, Inc. and its directors and officers. (Incorporated by reference to Exhibit 10.1 the Trust's Quarterly Report on Form 10-Q, filed on October 31, 2016.)

10.3(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Randall L. Churchey, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 12, 2010.)

10.4(1)
Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (file No. 333-173932), filed on May 4, 2011.)

10.5(1)	Education Realty Trust, Inc. 2015 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q, filed on May 6, 2015.)
10.6(1)
Education Realty Trust, Inc. Deferred Compensation Plan, effective as of October 1, 2011. (Incorporated by reference to Exhibit 10.55 to the Trust’s Annual Report on Form 10-K, filed on March 8, 2012.)

10.7(1)	Education Realty Trust, Inc. 2018 Long-Term Incentive Plan, filed herewith.
10.8(1)	Education Realty Trust, Inc. 2018 Annual Compensation Plan, filed herewith.
10.9(1)	Education Realty Trust, Inc. 2016 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.21 to the Trust's Annual Report on Form 10-K, filed on February 29, 2016.)
10.10(1)	Education Realty Trust, Inc. 2017 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Trust's Quarterly Report on Form 10-Q, filed on May 1, 2017.)
10.11(1)
Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Trust's Registration Statement on Form S-8 (File No. 333-217895), filed on May 11, 2017.)

10.12(1) (2)
Executive Employment Agreement between Education Realty Trust, Inc. and Christine Richards, effective as of January 1, 2018. (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018.)

10.13(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Thomas Trubiana, effective as of January 1, 2018. (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018.)

10.14(1)
Executive Employment Agreement between Education Realty Trust, Inc. and Lindsey Mackie, effective as of January 1, 2018. (Incorporated by reference to Exhibit 10.4 to the Trust's Current Report on Form 8-K, filed on January 4, 2018.)

10.15(1)	Education Realty Trust, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.38 of the Trust’s Annual Report on Form 10-K, filed on March 3, 2014.)
10.16(1)
Executive Employment Agreement, effective as of January 1, 2018, by and between Education Realty Trust, Inc. and Bill Brewer. (Incorporated by Reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018.)

Exhibit Number	Description
10.17
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

10.18
Second Amended and Restated Credit Agreement among Education Realty Operating Partnership, LP and certain of its subsidiaries, each of which is an indirectly owned subsidiary of Education Realty Trust, Inc., PNC Bank National Association, Regions Bank, KeyBank National Association and U.S. Bank National Association, dated January 18, 2017. (Incorporated by Reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K, filed on February 28, 2017.)

10.19
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 14, 2017, by and between Education Realty Operating Partnership, LP, the lenders party thereto and PNC Bank, National Association, as Administrative Agent. (Incorporated by Reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q, filed on October 30, 2017.)

10.20
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 14, 2017, by and between Education Realty Operating Partnership, LP, the lenders party thereto and KeyBank, National Association, as Administrative Agent. (Incorporated by Reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q, filed on October 30, 2017.)

10.21
Note and Guarantee Agreement, dated as of August 31, 2017, by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc. and the purchasers named therein. (Incorporated by Reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on August 31, 2017.)

10.22
Sixth Amended and Restated Credit Agreement, dated as of February 16, 2018, among Education Realty Operating Partnership, LP and KeyBank, National Association, as Administrative Agent, KeyBanc Capital Markets, PNC Capital Markets LLC, RBC Capital Markets, Regions Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., as Joint-Bookrunners and Joint-Lead Arrangers, PNC Bank National Association, as Syndication Agent, and Regions Bank, Royal Bank of Canada, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as Documentation Agents. (Incorporated by reference to Exhibit 10.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on February 20, 2018.)

10.23
Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 16, 2018, by and between Education Realty Operating Partnership, LP, as Borrower, Education Realty Trust, Inc., as Guarantor, PNC Bank National Association, Regions Bank, and KeyBank National Association, as Lenders, and PNC Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Trust's and the Operating Partnership's Current Report on Form 8-K, filed on February 20, 2018.)

12	Statement Regarding Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of the Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, filed herewith.
31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document*

Exhibit Number	Description
101.	SCH XBRL Taxonomy Extension Schema Document*
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.	LAB XBRL Taxonomy Extension Label Linkbase Document*
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

(1) Denotes a management contract or compensatory plan, contract or arrangement.
(2) Superseded by employment agreement entered into effective as of January 1, 2015.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: February 27, 2018	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: February 27, 2018	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

EDUCATION REALTY TRUST, INC.
EDUCATION REALTY OPERATING PARTNERSHIP, LP

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Randy Churchey, Edwin B. Brewer, Jr. and Lindsey Mackie, or any of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Trust’s filing of an annual report on Form 10-K for the Trust’s fiscal year 2017, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a trustee or officer, or both, of the Trust, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randy Churchey	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2018
Randy Churchey

/s/ Edwin B. Brewer, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2018
Edwin B. Brewer, Jr.

/s/ Lindsey Mackie	Senior Vice President, and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Lindsey Mackie

/s/ John V. Arabia	Director	February 27, 2018
John V. Arabia

/s/ Kimberly Schaefer	Director	February 27, 2018
Kimberly Schaefer

/s/ Howard A. Silver	Director	February 27, 2018
Howard A. Silver

/s/ John T. Thomas	Director	February 27, 2018
John T. Thomas

/s/ Thomas Trubiana	President and Director	February 27, 2018
Thomas Trubiana

/s/ Wendell W. Weakley	Director	February 27, 2018
Wendell W. Weakley