Form 10-Q
period 2018-03-31
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2018-05-02
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of May 1, 2018, Education Realty Trust, Inc. had 75,811,443 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2018 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us" or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is wholly-owned by EdR. As of March 31, 2018, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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

EdR consolidates the Operating Partnership for financial reporting purposes, and EdR essentially has no assets or liabilities other than its investment in the Operating Partnership. Therefore, the assets and liabilities of EdR and the Operating Partnership are the same in their respective financial statements. However, the Trust believes it is important to understand the few differences between EdR and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. EdR also issues public equity from time to time and guarantees certain debt of EROP. EdR does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds all of the assets of the Trust, including the Trust’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from EdR’s equity offerings, which are contributed to the capital of EROP in exchange for OP Units on the basis of one share of common stock for one OP Unit, the Operating Partnership generates all remaining capital required by the Trust's business, including as a result of the incurrence of indebtedness. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, proceeds from mortgage indebtedness and debt issuances, and proceeds received from the disposition of certain properties. Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Trust's financial statements include the same noncontrolling interests at the Operating Partnership level. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued by EdR and the Operating Partnership.

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
For the Quarter Ended March 31, 2018

PART I - Financial Information

Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Collegiate housing properties, net	$2,348,125	$2,424,304
Collegiate housing properties — held for sale, net	25,818	—
Assets under development	585,640	488,614
Cash and cash equivalents	22,902	24,787
Restricted cash	4,491	4,368
Other assets	77,015	73,091
Total assets	$3,063,991	$3,015,164

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	$976,589	$933,449
Accounts payable and accrued expenses	152,879	162,434
Deferred revenue	22,510	20,473
Total liabilities	1,151,978	1,116,356

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	54,411	52,843

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 75,808,889 and 75,779,932 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	757	757
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,842,688	1,844,639
Retained earnings	11,369	—
Accumulated other comprehensive income (loss)	1,615	(660)
Total Education Realty Trust, Inc. stockholders’ equity	1,856,429	1,844,736
Noncontrolling interests	1,173	1,229
Total equity	1,857,602	1,845,965
Total liabilities and equity	$3,063,991	$3,015,164

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Collegiate housing leasing revenue	$87,749	$80,785
Third-party development consulting services	—	1,815
Third-party management services	905	945
Operating expense reimbursements	2,074	2,253
Total revenues	90,728	85,798
Operating expenses:
Collegiate housing leasing operations	32,174	28,877
Development and management services	2,851	2,901
General and administrative	2,919	3,427
Depreciation and amortization	22,507	25,839
Ground lease expense	3,788	3,560
Other operating expense	—	500
Reimbursable operating expenses	2,074	2,253
Total operating expenses	66,313	67,357

Operating income	24,415	18,441

Nonoperating expenses (income):
Interest expense, net of amounts capitalized	4,751	3,028
Amortization of deferred financing costs	363	421
Interest income	(43)	(32)
Loss on extinguishment of debt	—	22
Total nonoperating expenses	5,071	3,439
Income before equity in (losses) earnings of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	19,344	15,002
Equity in (losses) earnings of unconsolidated entities	(58)	255
Income before income taxes and gain on sale of collegiate housing properties	19,286	15,257
Income tax expense (benefit)	66	(885)
Income before gain on sale of collegiate housing properties	19,220	16,142
Gain on sale of collegiate housing properties	21,358	—
Net income	40,578	16,142
Less: Net loss attributable to the noncontrolling interests	(380)	(15)
Net income attributable to Education Realty Trust, Inc.	$40,958	$16,157

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
Comprehensive income:
Net income	$40,578	$16,142
Other comprehensive income:
Gain on cash flow hedging derivatives	2,275	1,078
Comprehensive income	42,853	17,220
Less: Comprehensive loss attributable to the noncontrolling interests	(380)	(15)
Comprehensive income attributable to Education Realty Trust, Inc.	$43,233	$17,235

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic and diluted	$0.53	$0.21

Distributions per share of common stock	$0.39	$0.38

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	76,214	73,510
Weighted average common shares outstanding – diluted	76,385	73,775

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441
Proceeds from issuance of common stock, net of offering costs	108,353	1	596	—	—	—	597
Amortization of long-term incentive plan awards	6	—	776	—	—	—	776
Surrender of shares to cover taxes on vesting of restricted stock	(3,283)	—	(2,564)	—	—	—	(2,564)
Cash dividends	—	—	(11,660)	(16,157)	—	—	(27,817)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	238	—	—	—	238
Accretion of redeemable noncontrolling interests	—	—	(483)	—	—	—	(483)
Comprehensive income (loss)	—	—	—	16,157	1,078	(23)	17,212
Balance, March 31, 2017	73,180,531	$732	$1,789,755	$—	$(2,486)	$1,399	$1,789,400

Balance, December 31, 2017	75,779,932	$757	$1,844,639	$—	$(660)	$1,229	$1,845,965
Proceeds from issuance of common stock, net of offering costs	28,957	—	1,139	—	—	—	1,139
Reclassification of vested LTIP Units to redeemable noncontrolling interest	—	—	(2,856)	—	—	—	(2,856)
Amortization of long-term incentive plan awards	—	—	532	—	—	—	532
Cash dividends	—	—	—	(29,589)	—	—	(29,589)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(42)	—	—	—	(42)
Accretion of redeemable noncontrolling interests	—	—	(724)	—	—	—	(724)
Comprehensive income (loss)	—	—	—	40,958	2,275	(56)	43,177
Balance, March 31, 2018	75,808,889	$757	$1,842,688	$11,369	$1,615	$1,173	$1,857,602

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income	$40,578	$16,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,507	25,839
Deferred tax expense	66	725
Excess tax benefit related to the vesting of restricted stock	—	(1,610)
Loss on disposal of assets	116	—
Gain on sale of collegiate housing properties	(21,358)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,170	1,175
Loss on extinguishment of debt	—	22
Amortization of deferred financing costs	363	421
Distributions of earnings from unconsolidated entities	601	177
Noncash compensation expense related to stock-based incentive awards	711	938
Equity in (earnings) losses of unconsolidated entities	58	(255)
Noncash adjustment of contingent consideration liability	—	500
Change in operating assets and liabilities	(13,850)	1,541
Net cash provided by operating activities (net of acquisitions)	30,962	45,615

Investing activities:
Property acquisitions	—	(127,647)
Purchase of corporate assets	(502)	(316)
Investment in collegiate housing properties	(3,512)	(2,861)
Proceeds from sale of collegiate housing properties	78,548	—
Earnest money deposits	—	(510)
Investment in assets under development	(123,251)	(97,358)
Reimbursement of development related costs	6,659	—
Distributions from unconsolidated entities	25	103
Net cash used in investing activities	(42,033)	(228,589)

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
Financing activities:
Payment of mortgage and construction loans	—	(32,950)
Borrowings under construction loans	—	146
Debt issuance costs	(3,480)	(493)
Borrowings on line of credit	75,000	240,000
Repayments of line of credit	(32,000)	—
Payment of offering costs	—	(70)
Contributions from noncontrolling interests	—	7,131
Dividends and distributions paid to common and restricted stockholders	(29,589)	(27,817)
Dividends and distributions paid to noncontrolling interests	(622)	(87)
Repurchases of common stock for payments of restricted stock tax withholding	—	(2,563)
Net cash provided by financing activities	9,309	183,297
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,762)	323
Cash and cash equivalents and restricted cash, beginning of period	29,155	42,313
Cash and cash equivalents and restricted cash, end of period	$27,393	$42,636

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,902	$34,922
Restricted cash	4,491	7,714
Total cash and cash equivalents and restricted cash	$27,393	$42,636

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,526	$—
Income taxes paid	$—	$1

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,031	$1,138
Capital expenditures in accounts payable and accrued expenses related to developments	$77,238	$46,218

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Collegiate housing properties, net	$2,348,125	$2,424,304
Collegiate housing properties – held for sale	25,818	—
Assets under development	585,640	488,614
Cash and cash equivalents	22,902	24,787
Restricted cash	4,491	4,368
Other assets	77,015	73,091
Total assets	$3,063,991	$3,015,164

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	$976,589	$933,449
Accounts payable and accrued expenses	152,879	162,434
Deferred revenue	22,510	20,473
Total liabilities	1,151,978	1,116,356

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	5,629	4,353

Redeemable noncontrolling interests	48,782	48,490

Partners' capital:
General partner - 6,920 units outstanding as of March 31, 2018 and December 31, 2017	178	177
Limited partners - 75,801,969 and 75,773,012 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,854,636	1,845,219
Accumulated other comprehensive income (loss)	1,615	(660)
Total partners' capital	1,856,429	1,844,736
Noncontrolling interests	1,173	1,229
Total capital	1,857,602	1,845,965
Total liabilities and partners' capital	$3,063,991	$3,015,164

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Collegiate housing leasing revenue	$87,749	$80,785
Third-party development consulting services	—	1,815
Third-party management services	905	945
Operating expense reimbursements	2,074	2,253
Total revenues	90,728	85,798
Operating expenses:
Collegiate housing leasing operations	32,174	28,877
Development and management services	2,851	2,901
General and administrative	2,919	3,427
Depreciation and amortization	22,507	25,839
Ground lease expense	3,788	3,560
Other operating expense	—	500
Reimbursable operating expenses	2,074	2,253
Total operating expenses	66,313	67,357

Operating income	24,415	18,441

Nonoperating expenses (income):
Interest expense, net of amounts capitalized	4,751	3,028
Amortization of deferred financing costs	363	421
Interest income	(43)	(32)
Loss on extinguishment of debt	—	22
Total nonoperating expenses	5,071	3,439
Income before equity in (losses) earnings of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	19,344	15,002
Equity in (losses) earnings of unconsolidated entities	(58)	255
Income before income taxes and gain on sale of collegiate housing properties	19,286	15,257
Income tax expense (benefit)	66	(885)
Income before gain on sale of collegiate housing properties	19,220	16,142
Gain on sale of collegiate housing properties	21,358	—
Net income	40,578	16,142
Less: Net loss attributable to the noncontrolling interests	(436)	(50)
Net income attributable to Education Realty Operating Partnership L.P.	$41,014	$16,192

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
Comprehensive income:
Net income	$40,578	$16,142
Other comprehensive income:
Gain on cash flow hedging derivatives	2,275	1,078
Comprehensive income	42,853	17,220
Less: Comprehensive loss attributable to the noncontrolling interests	(436)	(50)
Comprehensive income attributable to unitholders	$43,289	$17,270

Earnings per unit information:
Net income attributable to unitholders – basic and diluted	$0.53	$0.21

Distributions per unit	$0.39	$0.38

Weighted average units outstanding:
Weighted average units outstanding – basic	76,414	73,664
Weighted average units outstanding – diluted	76,483	73,775

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405	$(3,564)	$1,422	$1,801,441
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	108,353	597	—	—	597
Amortization of long-term incentive plan awards	—	—	6	776	—	—	776
Surrender of shares to cover taxes on vesting of restricted shares	—	—	(3,283)	(2,564)	—	—	(2,564)
Distributions	—	(3)	—	(27,814)	—	—	(27,817)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	238	—	—	238
Accretion of redeemable noncontrolling interests	—	—	—	(483)	—	—	(483)
Comprehensive income (loss)	—	2	—	16,155	1,078	(23)	17,212
Balance, March 31, 2017	6,920	$177	73,173,611	$1,790,310	$(2,486)	$1,399	$1,789,400

Balance, December 31, 2017	6,920	$177	75,773,012	$1,845,219	$(660)	$1,229	$1,845,965
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	28,957	1,139	—	—	1,139
Reclassification of vested LTIP Units to redeemable noncontrolling interest	—	—	—	(2,856)	—	—	(2,856)
Amortization of long-term incentive plan awards	—	—	—	532	—	—	532
Distributions	—	(3)	—	(29,586)	—	—	(29,589)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(42)	—	—	(42)
Accretion of redeemable noncontrolling interests	—	—	—	(724)	—	—	(724)
Comprehensive income (loss)	—	4	—	40,954	2,275	(56)	43,177
Balance, March 31, 2018	6,920	$178	75,801,969	$1,854,636	$1,615	$1,173	$1,857,602

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income	$40,578	$16,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,507	25,839
Deferred tax expense	66	725
Excess tax benefit related to the vesting of restricted stock	—	(1,610)
Loss on disposal of assets	116	—
Gain on sale of collegiate housing properties	(21,358)	—
Noncash rent expense related to the straight-line adjustment for long-term ground leases	1,170	1,175
Loss on extinguishment of debt	—	22
Amortization of deferred financing costs	363	421
Distributions of earnings from unconsolidated entities	601	177
Noncash compensation expense related to stock-based incentive awards	711	938
Equity in (losses) earnings of unconsolidated entities	58	(255)
Noncash adjustment of contingent consideration liability	—	500
Change in operating assets and liabilities	(13,850)	1,541
Net cash provided by operating activities (net of acquisitions)	30,962	45,615

Investing activities:
Property acquisitions	—	(127,647)
Purchase of corporate assets	(502)	(316)
Investment in collegiate housing properties	(3,512)	(2,861)
Proceeds from sale of collegiate housing properties	78,548	—
Earnest money deposits	—	(510)
Investment in assets under development	(123,251)	(97,358)
Reimbursement of development related costs	6,659	—
Distributions from unconsolidated entities	25	103
Net cash used in investing activities	(42,033)	(228,589)

Financing activities:
Payment of mortgage and construction loans	—	(32,950)
Borrowings under construction loans	—	146
Debt issuance costs	(3,480)	(493)
Borrowings on line of credit	75,000	240,000
Repayments of line of credit	(32,000)	—
Payment of offering costs	—	(70)
Contributions from noncontrolling interests	—	7,131
Distributions paid on unvested restricted stock and long-term incentive plan awards	(179)	(116)
Distributions paid to unitholders	(29,410)	(27,701)

See accompanying notes to the condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
Distributions paid to noncontrolling interests	(622)	(87)
Repurchases of units for payments of restricted stock tax withholding	—	(2,563)
Net cash provided by financing activities	9,309	183,297
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,762)	323
Cash and cash equivalents and restricted cash, beginning of period	29,155	42,313
Cash and cash equivalents and restricted cash, end of period	$27,393	$42,636

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,902	$34,922
Restricted cash	4,491	7,714
Total cash and cash equivalents and restricted cash	$27,393	$42,636

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,526	$—
Income taxes paid	$—	$1

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,031	$1,138
Capital expenditures in accounts payable and accrued expenses related to developments	$77,238	$46,218

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is wholly-owned by EdR. As of March 31, 2018, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of, EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

The Trust also provides real estate facility management, development and other advisory services through its taxable REIT subsidiaries ("TRS"), EDR Management Inc. (the “Management Company”), a Delaware corporation that performs collegiate housing management activities. EDR Development LLC (the “Development Company”), a Delaware limited liability company and wholly-owned subsidiary of the Management Company, which provides development consulting services for third-party collegiate housing communities, is a disregarded entity for federal income tax purposes, and all assets owned and income earned by our Development Company are deemed to be owned and earned by our Management Company.

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

Principles of consolidation

The Trust accounts for interests in partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the variable interest entity (“VIE”) guidance. Under the VIE model, the Trust consolidates an entity when it has control to direct the activities of the VIE and where it is determined to be the primary beneficiary. Under the voting interest model, the Trust consolidates an entity when it controls the entity through the ownership of a majority voting interest.

All of the Trust's property ownership, development and related business operations are conducted through the Operating Partnership. See the assets and liabilities of the Operating Partnership in the accompanying condensed consolidated financial statements.

Interim financial information

The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Trust's and the Operating Partnership's financial position, results of operations and cash flows for such periods. Because of the seasonal nature of the business, the operating results and cash flows are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year. These financial statements should be read in conjunction with the Trust's and the Operating Partnership's consolidated financial statements and related notes included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC") on February 27, 2018.

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

Restricted cash

Restricted cash includes (i) escrow accounts held by lenders for the purpose of paying taxes and insurance and funding capital improvements, (ii) certain security deposits received from tenants and (iii) retainage held by financial institutions.

During the three months ended December 31, 2017, the Trust early adopted Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows.

As a result of the adoption of ASU 2016-18, cash flows related to restricted cash within the investing section of the statement of cash flows have been retrospectively adjusted for the three months ended March 31, 2017, as follows (dollars in thousands):

	As Previously Reported	As Adjusted per ASU 2016-18	Effect of Change
Three months ended March 31, 2017:
Investing activities:
Restricted cash	$124	$—	$(124)
Net cash used in investing activities	(228,465)	(228,589)	(124)

Net change in cash and cash equivalents and restricted cash	$447	$323	$(124)
Cash and cash equivalents and restricted cash, beginning of year	34,475	42,313	7,838
Cash and cash equivalents and restricted cash, three months ended March 31, 2017	$34,922	$42,636	$7,714

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

The Trust capitalizes interest based on the weighted average interest cost of the total debt and capitalizes internal development costs while developments are ongoing as assets under development. When the property opens, these costs, along with other direct costs of the development, are transferred into the applicable asset category and depreciation commences.

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles, such as amounts related to in-place leases. Acquisition costs related to the aquisition of real estate properties are capitalized if they are not deemed to be business combinations.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available and other market participant data. During the three months ended March 31, 2018 and 2017, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the three months ended March 31, 2018 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $1.7 million of accelerated depreciation during the three months ended March 31, 2017 related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the three months ended March 31, 2017 was $0.02. The community is still under development at March 31, 2018.

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

The Trust had no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Trust and its subsidiaries file federal and state income tax returns. As of March 31, 2018, open tax years generally included tax years for 2014, 2015, 2016 and 2017. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For the three months ended March 31, 2018 and 2017, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually at the reporting unit level for impairment as of December 31 and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through March 31, 2018. The carrying value of goodwill was $3.1 million as of March 31, 2018 and December 31, 2017, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization.

Other intangible assets generally include in-place leases acquired in connection with acquisitions of collegiate housing properties. As of March 31, 2018 and December 31, 2017, gross in-place leases totaled $12.2 million for each period and are being amortized over the estimated life of the remaining lease term, which is less than one year for student housing leases. Amortization expense totaled $34.8 thousand and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, accumulated amortization totaled $11.1 million for each period. The unamortized residential in-place leases were fully amortized at December 31, 2017. The carrying value of other intangible assets related to commercial in-place leases was $1.2 million at both March 31, 2018 and December 31, 2017.

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

Collegiate housing leasing revenue — Collegiate housing leasing revenue is comprised of all activities related to leasing and operating the collegiate housing communities and includes predominantly lease and lease-related revenues accounted for under Accounting Standards Codification ("ASC") 840. These lease and lease-related revenues include leasing apartments by the bed, food services and providing certain ancillary services. Students are required to execute lease contracts with payment schedules that vary from semester to monthly payments. Generally, the Trust requires each executed leasing contract to be accompanied by a signed parental guarantee. Receivables are recorded when billed. Revenues and nonrefundable application and service fees are recognized on a straight-line basis over the term of the lease contracts.

Deferred revenue related to collegiate housing revenue consists primarily of prepaid rent and deferred straight line rent revenue and totaled $22.5 million and $20.5 million at March 31, 2018 and December 31, 2017, respectively.

Third-party development services revenue — Third-party development services represent a single performance obligation for the delivery of a completed collegiate housing property. Third-party development fees generally represent 3% to 5% of the total cost of a project and are estimated and stipulated in the contract subject to adjustment for changes in the total cost of the project. Management has determined that the development fee and construction oversight fee outlined in the contract represent variable consideration, and the transaction price should be estimated based on the most likely amount, which will generally be the amount set forth in the contract for such fees. The Trust recognizes the development fee and construction oversight fee based on the percentage of the total project completed to date as control of the work in process transfers to the owner as construction is performed. In addition, some development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts and earn an additional development fee. Management believes that the additional development fee also represents variable consideration and should be estimated based on the expected value method subject to the constraint for factors outside the entity's control that could result in a significant reversal of previously recognized revenue. Variable consideration related to the additional development fee is reassessed each quarter to determine whether the uncertainties associated with such fee are sufficiently resolved to produce an estimate of the expected value that would not be probable of resulting in a significant reversal of previously recognized revenue. During the three months ended March 31, 2017, there was $0.6 million of additional fees related to cost-savings included in third-party development services revenue, and no development fees were unearned during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, there was no unearned revenue from customers relating to development consulting services.

Third-party management services revenue — Third-party management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. These services represent a single performance obligation to operate the community on behalf of the owner. These services are provided pursuant to multi-year management agreements under which management fees are typically 3% to 5% of leasing revenue. As the management fees vary based on the property revenues, the fees represent variable consideration. Revenues are recognized over time as the services are provided. Each monthly service period represents a distinct obligation, and revenue is recognized based on the expected value of the contractual percentage of actual revenues. Payment is typically received in the month following completion of the monthly service period.

Operating expense reimbursements — As part of the development agreements, there are certain costs the Trust pays on behalf of universities or third-party owners and investors. These costs are included in reimbursable operating expenses and are required to be reimbursed to the Trust by the universities or third-party owners and investors. The Trust also has certain payroll and related expenses as part of our management agreements that we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are also required to be reimbursed to the Trust by the property owners. The Trust acts as the principal in all of these activities as the expenses are incurred in connection with our third-party development and management services. The expense and revenue related to these reimbursements are recognized and paid when incurred and service is provided.

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

Earnings per OP Unit - EROP

Basic earnings per unit is calculated by dividing net income available to unitholders after accretion of certain redeemable noncontrolling interests by the weighted average number of units of limited partnership interest in the Operating Partnership ("OP Units") and LTIP Units outstanding. Diluted earnings per unit is calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities and the shares issuable upon settlement of the Forward Agreements using the treasury stock method. EROP follows the authoritative guidance regarding the determination of whether certain instruments are participating securities.

Recent accounting pronouncements

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The Trust early adopted ASU 2017-12 as of January 1, 2018. ASU 2017-12 required the Trust to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of 2018. The adoption had no impact on the accompanying condensed consolidated financial statements other than enhanced disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, on a modified retrospective basis. The Trust's primary revenue is collegiate housing lease and lease-related revenue; as such, the Trust is a lessor on a significant number of leases. The Trust is continuing to evaluate the potential impact of the ASU and believes it will continue to account for its leases in substantially the same manner due to the short-term nature (less than 12 months) of the leases. The most significant change anticipated relates to ground lease agreements, which could result in recording the right-of-use asset and related liability on the balance sheet. The Trust plans to adopt ASU 2016-02 effective January 1, 2019 and is continuing to evaluate and quantify the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years and permits the use of either a full retrospective method or a modified retrospective method. The standard also allows the use of certain practical expedients described below. Early adoption was permitted for annual reporting periods beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08, which is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations, and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The FASB also issued ASU 2016-12 to provide further implementation guidance in some areas and add practical expedients. The effective dates of these amendments are the same as ASU 2014-09. The Trust adopted the new revenue standard using the modified retrospective approach as of January 1, 2018, and has completed its assessment of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. The adoption of this standard did not have an impact on the consolidated financial statements on the date of adoption, as a substantial portion (approximately 90%) of revenue consists of lease and lease-related income from leasing arrangements, which is specifically excluded from ASU 2014-09. The Trust's other non-lease related revenue streams, which have been evaluated under ASU 2014-09 and related guidance, include but are not limited to third-party development services, third-party management services and operating expense reimbursements. The Trust utilized the practical expedient to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings only for contracts that are not completed at January 1, 2018. There was no impact to opening retained earnings related to adopting the guidance because there were no third-party development consulting agreements outstanding at December 31, 2017. Based on management's analysis of the Trust’s non-lease related revenue streams, the primary impact of the new revenue standard is enhanced disclosures that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors, and there was no material impact to our consolidated results of operations for the adoption of the standard for the three months ended March 31, 2018. As the Trust utilized the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Prior to adoption of ASU 2014-09, gains for real estate sales transactions were recognized and then reduced by exposure to loss related to any continuing involvement at the time of sale. Upon adoption of ASU 2014-09, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the continuing involvement performance obligation is satisfied, the sales price allocated to it will be recognized. The Trust had no sales of real estate with continuing involvement during the first quarter of 2018 or in any prior periods that would require cumulative adjustment as of January 1, 2018.

3. Acquisition and development of real estate investments

Acquisition of collegiate housing properties

2017 Acquisitions

During the year ended December 31, 2017, the Trust completed the following two collegiate housing property acquisitions, which were determined to be asset acquisitions:

Name	Primary University Served	Acquisition Date	# of Beds	# of Units	Contract Price (in thousands)
Retreat at Corvallis	Oregon State University, Oregon	January 2017	1,016	330	$99,450
319 Bragg	Auburn University, Alabama	February 2017	305	86	$28,500

Below is the allocation of the purchase price as of the date of acquisition (in thousands):

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

Development of collegiate housing properties

During 2017, the Trust completed the development of, and placed in service, the following communities which opened for the 2017/2018 lease year. The costs incurred represent the balance capitalized in collegiate housing properties, net as of December 31, 2017 (dollars in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2017	Internal Development Costs Capitalized	Interest Costs Capitalized
				Three months ended March 31, 2017
University Flats	University of Kentucky	771	$75,241	$8	$638
Sawtooth Hall	Boise State University	656	35,350	56	217
Lewis Hall	University of Kentucky	346	26,325	108	173
SkyVue	Michigan State University	824	87,142	39	655
The Local: Downtown	Texas State University	304	31,131	31	161
The Woods - Phase I	Northern Michigan University	417	25,742	78	146
Total		3,318	$280,931	$320	$1,990

In January 2018, the Trust completed the development of and placed into service the second phase of The Woods, a collegiate housing property with total project cost of $26.5 million consisting of 433 beds and 121 units serving Northern Michigan University.

The following represents a summary of active developments as of March 31, 2018, including internal development costs and interest costs capitalized during the three months ended March 31, 2018 and 2017 (dollars in thousands):

Name	Primary University Served	Costs Incurred as of March 31, 2018	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
			Three months ended March 31, 2018		Three months ended March 31, 2017
One on 4th	Oklahoma State University	$40,390	$40	$309	$37	$205
Maplewood	Cornell University	46,123	66	291	124	32
The Woods - Phase III	Northern Michigan University	15,437	72	186	—	—
One on Centre	University of Pittsburgh	84,164	56	582	25	178
Players Club Redevelopment	Florida State University	26,164	41	163	13	10
Hale Mahana	University of Hawai'i	82,528	58	578	39	262
Hub at Minneapolis	University of Minnesota	78,302	34	431	18	20
Union at Tempe	Arizona State University	136,841	66	988	58	260
Union on Lincoln Way	Iowa State University	34,294	41	206	38	10
Union on Plum	Colorado State University	20,246	52	120	22	22
SouthSide Commons	Lehigh University	3,090	72	11	—	—
College View	Mississippi State University	2,860	76	4	—	—
Undeveloped land		15,201	107	139	—	—
Total active projects under development		$585,640	$781	$4,008	$374	$999

As of March 31, 2018, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $220.7 million to complete these developments.

4. Disposition of real estate investments

During the three months ended March 31, 2018, the Trust sold the communities set forth in the table below for an aggregate selling price of $81.4 million. The Trust received combined net proceeds of approximately $78.5 million after deducting closing costs and recognized a $21.4 million gain on these dispositions.

Name	Primary University Served	Disposition Date	# of Beds	# of Units
Campus Lodge	University of Florida	February 2018	1,115	360
River Pointe	University of West Georgia	February 2018	504	132
Carrollton Crossing	University of West Georgia	February 2018	336	84

The net income attributable to all disposed properties is included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

In April 2018, the Trust sold Commons on Bridge and The Commons at Knoxville, two collegiate housing communities serving the University of Tennessee, for an aggregate selling price of $47.8 million. The Trust received combined net proceeds of approximately $46.5 million after deducting closing costs and anticipates recognizing an approximate $21.2 million gain on these dispositions. These properties were classified as held for sale on the accompanying condensed consolidated balance sheet as of March 31, 2018, and no depreciation was recorded after the properties met the held-for-sale criteria. At March 31, 2018, the combined other assets and other liabilities are $0.5 million and $0.6 million, respectively, related to these asset groups.

5. Investments in unconsolidated entities

As of March 31, 2018 and December 31, 2017, the Trust had investments in the following unconsolidated joint ventures (see Note 2), all of which are accounted for under the equity method:

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

The following is a summary of the results of operations related to the unconsolidated joint ventures for the three months ended March 31, 2018 and 2017 (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the three months ended March 31,	2018	2017
Revenues	$9,382	$5,609
Net income (loss) (1)	$(158)	$455
Equity in earnings (losses) of unconsolidated entities	$(58)	$255
(1) Net income for the periods presented above equals income from continuing operations.

As of March 31, 2018 and December 31, 2017, the Trust had $22.5 million and $23.2 million, respectively, of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, liabilities are recorded totaling $2.1 million and $2.0 million, respectively, related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments are classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (see Note 2).

In April 2018, the Trust sold its investment in the University Village — Greensboro collegiate housing community and received net proceeds of $3.7 million after deducting closing costs.

6. Debt

As of March 31, 2018 and December 31, 2017, the Trust had the following debt outstanding:

	March 31, 2018	December 31, 2017
Unsecured indebtedness:
Revolving credit facility	392,000	349,000
Unsecured term loan facility	187,500	187,500
Unsecured senior notes	250,000	250,000
Unsecured private placement notes	150,000	150,000
Total	979,500	936,500
Less: Unamortized deferred financing costs	(2,911)	(3,051)
Total outstanding debt, net of unamortized deferred financing costs	$976,589	$933,449

Revolving credit facility

On February 16, 2018, the Operating Partnership entered into a Sixth Amended and Restated Credit Agreement (the “Revolver”), which amended and restated the previous revolving credit facility that was scheduled to mature in November 2018. The Revolver has a maximum availability of $600.0 million and an accordion feature to $1.0 billion, which may be exercised during the term, subject to satisfaction of certain conditions. The Revolver is scheduled to mature on February 16, 2023. Debt issuance costs of $3.5 million were incurred in connection with the amendment and these costs, along with the previous unamortized costs, are being amortized over the new term.
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Revolver. The interest rate per annum applicable to the Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate ("LIBOR") plus an applicable margin based upon our leverage. As of March 31, 2018, the interest rate applicable to the Revolver was 2.74%. If amounts are drawn, due to the fact that the Revolver bears interest at variable rates, cost approximates the fair value. As of March 31, 2018, the Trust's remaining availability was $208.0 million.

The Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges and certain leverage ratio tests. The covenants also permit distributions, provided that the Operating Partnership is not in default. As of March 31, 2018, the Operating Partnership was in compliance with all covenants of the Revolver.

Unsecured term loan facility

On February 16, 2018, the Operating Partnership and certain subsidiaries entered into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement was amended to, among other things, modify the financial covenants to reflect the changes made to the financial covenants of the Revolver pursuant to the Sixth Amended and Restated Credit Amendment. Under the Second Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 18, 2022. The Second Amended and Restated Credit Agreement contains an accordion feature pursuant to which the Borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At March 31, 2018 and December 31, 2017, the aggregate outstanding balance under the Term Loans was $186.6 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.9 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of March 31, 2018, the Operating Partnership was in compliance with all covenants.

In connection with entering into the First Amended and Restated Credit Agreement on November 19, 2014, which was superseded by the Second Amended and Restated Credit Agreement as subsequently amended, the Operating Partnership entered into multiple interest rate swaps with notional amounts totaling $187.5 million to hedge the interest payments on the LIBOR-based Term Loans (see Note 11) through the Term Loans' initial maturity date.

The Operating Partnership also entered into forward starting interest rate swaps (see Note 11) concurrently with executing the Second Amended and Restated Credit Agreement, which extended the term of the Tranche B Term Loan by three years to January 18, 2022.

As of March 31, 2018, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured notes payable

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At March 31, 2018 and December 31, 2017, the outstanding balance under the Unsecured Senior Notes was $248.3 million and $248.2 million, respectively, which is presented net of unamortized deferred financing costs of $1.7 million and $1.8 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2018, the Operating Partnership was in compliance with all covenants.

Unsecured private placement notes

On August 31, 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured notes in a private placement. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Senior A Notes”), and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. Net proceeds from issuance of the Notes were used to repay a portion of the outstanding balance on the Revolver. At March 31, 2018 and December 31, 2017, the outstanding principal balance on the Notes was $149.7 million, which is presented net of unamortized deferred financing costs of $0.3 million.

The Notes contain customary affirmative and restrictive covenants substantially similar to those in the Revolver and Second Amended and Restated Credit Agreement. Additionally, the Notes contain cross-default provisions if the Operating Partnership defaults on other indebtedness exceeding a threshold of $35.0 million. As of March 31, 2018, the Operating Partnership was in compliance with all covenants.

The scheduled maturities of outstanding indebtedness as of March 31, 2018 are as follows (in thousands):

Year
2018 (nine months ending December 31, 2018)	$—
2019	—
2020	—
2021	122,500
2022	65,000
2023	392,000
Thereafter	400,000
Total	979,500
Unamortized deferred financing costs	(2,911)
Outstanding as of March 31, 2018, net of unamortized deferred financing costs	$976,589

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

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		March 31, 2018				December 31, 2017
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro(1)	25%	$22,441	n/a	$5,610	n/a	$22,546	n/a	$5,637	n/a
The Marshall	50%	54,736	8,767	27,368	4,384	54,956	8,767	27,478	4,384
Georgia Heights	50%	34,661	7,230	17,331	3,615	34,796	7,230	17,398	3,615
(1) In April 2018, the Trust sold its investment in the University Village - Greensboro collegiate housing community and the debt was repaid (See Note 5). No guarantees remain.

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

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of March 31, 2018, EROP had entered into 11 joint venture agreements to develop, own and manage certain collegiate housing communities. Seven of the developments are still under construction at March 31, 2018. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partners' investments in all but one of the communities under development met the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income due to the partners' ability to put their ownership interests to EROP for cash based on fair value or at substantially fixed exercise prices as stipulated in the operating agreements.

In connection with the acquisition of Urbane in 2016, the Trust, through a joint venture, acquired a controlling interest in the legal entity owning the collegiate housing property. At March 31, 2018 and December 31, 2017, the Trust had a 97.0% partnership interest in Urbane. The partner's remaining ownership interests in Urbane is accounted for as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets due to the partner's ability to further put its remaining ownership interests to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying condensed consolidated statements of income and comprehensive income.

The value of the joint venture partners' investments in the development projects and acquired properties redeemable at fair value are reported at the greater of fair value or historical cost at the end of each reporting period. At March 31, 2018 and December 31, 2017, the joint venture partners' investments in properties under development were recorded at historical cost, as the carrying value approximates fair value. At March 31, 2018 and December 31, 2017, the Trust's joint venture partners' investments in completed developments were recorded at fair value, which exceeded carrying value. At March 31, 2018 and December 31, 2017, the joint venture partners' interest in the acquired properties was recorded at fair value.

The joint venture partners’ investments in development projects redeemable at substantially fixed prices are considered redeemable at other than fair value. The accretion recorded during the three months ended March 31, 2018 and 2017 were $0.7 million and $0.5 million, respectively. The change in redemption value during the three months ended March 31, 2018 is reflected in additional paid-in capital and is also included in the calculation of earnings per share using the two-class method.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder, and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units is recorded as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of March 31, 2018 and December 31, 2017, there were 69,086 University Towers Operating Partnership Units outstanding. The value of redeemable University Towers Operating Partnership Units is reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2018 and December 31, 2017, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

The following table sets forth activity with the redeemable noncontrolling interests for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$48,490	$32,160
Net loss	(380)	(27)
Contributions from redeemable noncontrolling interests	—	7,131
Adjustments to report redeemable noncontrolling interests at fair value	172	(137)
Distributions	(224)	(25)
Accretion of redeemable noncontrolling interests	724	483
Ending balance	$48,782	$39,585

Redeemable Limited Partner Units: The OP Units and vested LTIP Units that may be tendered for redemption by the holders thereof for cash or, at EdR's option, for shares of EdR common stock are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of March 31, 2018 and December 31, 2017, EROP reported the redeemable limited partner units at fair value (considered Level 2 as determined based on the market price of the Trust's common stock), which was greater than historical cost.

During the three months ended March 31, 2018 and 2017, 25,000 and 27,500 OP Units were redeemed for 25,000 and 27,500 shares of EdR's common stock, respectively. As of March 31, 2018 and December 31, 2017, there were 80,198 and 105,198 OP Units outstanding, respectively, other than OP Units held by EdR. Also at March 31, 2018 and December 31, 2017, 100,055 and 21,452, respectively, of vested LTIP Units from the 2015, 2016 and 2017 LTIP Plans (see Note 10) were included in redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partner units for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$4,353	$6,789
Net income	56	35
Distributions	(398)	(61)
Reclassification of vested LTIP Units to redeemable limited partner units	2,856	522
Conversion of redeemable partner units in exchange for common stock or redemption for cash	(1,109)	(1,138)
Adjustments to report redeemable limited partner units at fair value	(129)	(101)
Ending balance	$5,629	$6,046

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

9. Equity

Stockholders’ Equity - The Trust

On August 1, 2016 and February 28, 2017, the Trust entered into equity distribution agreements to establish new at-the-market equity offering programs ("ATM Programs") under which the Trust is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of EdR common stock. The ATM Programs implemented on August 1, 2016 and February 28, 2017 are referred to as the "2016 ATM Program" and "2017 ATM Program," respectively. Under these equity distribution agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. In connection with any Forward Agreement, the relevant forward purchaser will borrow from third parties and, through the relevant sales agent, sell a number of shares of EdR common stock underlying the particular Forward Agreement. The Trust does not initially receive any proceeds from any sale of borrowed shares.

At March 31, 2018, a summary of the outstanding shares subject to Forward Agreements is set forth in the table below (shares in thousands):

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
(3) During 2017, the final date on which shares sold under the Forward Agreements may be settled was amended from December 29, 2017 to December 31, 2018.

During 2017, the Trust had fully settled three Forward Agreements by delivering 2.6 million shares of newly issued common stock and receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. These settlements exhausted the remaining availability under the 2016 ATM Program. As of March 31, 2018, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program.

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

10. Incentive plans

On May 10, 2017, EdR's stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the "2017 Plan"). The purpose of the 2017 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2017 Plan replaced the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan") in its entirety and authorized the grant of the 346,111 shares that remained available for grant under the 2011 Plan, as well as 1,000,000 additional shares. As of March 31, 2018, the Trust had 1,115,049 shares of its common stock reserved for issuance pursuant to the 2017 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2017 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust. The 2017 Plan limits the number of shares and LTIP units subject to awards granted during any calendar year to any non-employee director, together with cash fees paid during the calendar year, to a maximum of $500,000 in total value.

The Trust's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in 2016, 2017 Long-Term Incentive Plan ("2017 LTIP"), adopted in 2017, and 2018 Long-Term Incentive Plan ("2018 LTIP"), adopted in 2018, provide that 25% of a participant’s award consists of a time-vested grant of LTIP Units in the Operating Partnership subject to the rights, preferences and other privileges as designated in the partnership agreement of the Operating Partnership (the “Partnership Agreement”). Similar to the treatment of restricted stock, the time-vested 2016, 2017 and 2018 LTIP Units vest over a three-year period and are valued for award purposes at a value equal to the price of EdR's common stock on the grant date. The time-vested 2016, 2017 and 2018 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement but are non-transferable and non-convertible until fully vested.

The remaining 75% of a participant’s award consists of a grant of performance-based 2016, 2017 and 2018 LTIP Units. The vesting of performance-based 2016 and 2017 LTIP Units is dependent upon the Trust's achievement of six performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Three of the performance criteria are based on market conditions and three have performance vesting conditions under ASC 718, "Compensation - Stock Compensation" ("ASC 718"). The vesting of performance-based 2018 LTIP Units is dependent upon the Trust's achievement of four performance criteria approved by the compensation committee, over a three-year period, with a minimum, threshold and maximum performance standard for each performance criterion. Two of the performance criteria are based on market conditions and two have performance vesting conditions under ASC 718. The fair value of the awards subject to market conditions was determined using a Monte Carlo simulation technique. The fair value of the awards subject to performance conditions was calculated based on the closing market value of EdR's common stock on the grant date. The probability of achieving the performance conditions is assessed quarterly. The performance-based 2016, 2017 and 2018 LTIP Units are entitled to voting and distribution rights from the effective date of the grant in accordance with the Partnership Agreement but are nontransferable and non-convertible until fully vested. After the determination of the achievement of the performance criteria, any performance-based 2016, 2017 and 2018 LTIP Units that were awarded but did not become vested LTIP Units will be canceled. Once fully vested, the 2016, 2017 and 2018 LTIP Units may be converted to OP Units in the Operating Partnership and thereafter, at the election of the unitholder, may be tendered for redemption for cash or for shares of EdR's common stock on a one-for-one basis at EdR's election in accordance with the terms of the Partnership Agreement.

During the three months ended March 31, 2018, achievement of the performance objectives under the Trust's 2015 Long-Term Incentive Plan (the "2015 LTIP") for the performance period ended December 31, 2017 was determined, resulting in 73,000 performance-vesting LTIP Units being forfeited and 57,000 performance-vesting LTIP Units vesting. As described in Note 8, once vested, the LTIP Units are redeemable for cash or, at EdR's discretion, for shares of EdR's common stock.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income was $0.5 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, unearned compensation totaled $7.4 million and $3.9 million, respectively, and will be recorded as expense over the applicable vesting period.

A summary of the stock-based incentive plan activity as of and for the three months ended March 31, 2018 and 2017 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2016 (1)	7,799	$26.46	91,756	$19.20	280,452	$22.29
Granted	—	—	—	—	146,728	25.85
Vested	(4,516)	26.46	(53,131)	19.20	(14,385)	36.30
Surrendered	(3,283)	26.46	(38,625)	19.20	—	—
Outstanding as of March 31, 2017 (1)	—	$—	—	$—	412,795	$22.80

Outstanding as of December 31, 2017 (1)	—	$—	—	$—	412,795	$22.80
Granted	—	—	—	—	255,894	16.82
Vested	—	—	—	—	(81,112)	22.34
Surrendered	—	—	—	—	(75,605)	16.35
Outstanding as of March 31, 2018 (1)	—	$—	—	$—	511,972	$20.84
(1) Represents unvested shares of restricted stock awards and LTIP units as of the date indicated, as applicable.

11. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. As of March 31, 2018, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. Also as of March 31, 2018, the Trust had three forward-starting interest rate swap agreements with an aggregate notional amount of $65.0 million. The Trust entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on the extended term of the Tranche B Term Loan concurrently with executing the Second Amended and Restated Credit Agreement (see Note 6). Accordingly, the forward-starting interest rate swaps were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period or periods that the hedged forecasted transaction affects earnings. During the next twelve months, an additional $0.1 million is estimated to be reclassified to earnings as a decrease to interest expense.

As of March 31, 2018 and December 31, 2017, the fair value of the derivatives is as follows (in thousands):

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
		Fair Value	Fair Value		Fair Value	Fair Value
Interest rate contracts	Other assets	$1,615	$281	Accounts payable and accrued expenses	$—	$941
Total derivatives designated as hedging instruments		$1,615	$281		$—	$941

The following table discloses the effect of the derivative instruments on other comprehensive income in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Loss Reclassified from Accumulated OCI into Income	Amount of (Loss) Reclassified from Accumulated OCI into Income
2018	Interest rate contracts	$1,297	Interest expense	$(222)
2018	Forward-starting interest rate contracts	$756	Interest expense	$—
2017	Interest rate contracts	$304	Interest expense	$(609)
2017	Forward-starting interest rate contracts	$165	Interest expense	$—

The following table discloses the effect of the derivative instruments on interest expense in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Total interest expense presented in the condensed consolidated statements of income and comprehensive income in which the effects of cash flow hedges are recorded	$4,751	$3,028
Amount of losses reclassified from accumulated OCI into interest expense	$222	$609

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

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three months ended March 31, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Numerator – basic and diluted earnings per share:
Net income attributable to common shareholders	$40,958	$16,157
Accretion of redeemable noncontrolling interests	(724)	(483)
Net income attributable to common shareholders after accretion of redeemable noncontrolling interests	$40,234	$15,674

Denominator:
Basic weighted average shares of common stock outstanding	76,214	73,510
OP Units(1)	102	154
University Towers Operating Partnership Units	69	69
Shares issuable upon settlement of the Forward Agreements	—	42

	Three months ended March 31,
	2018	2017
Diluted weighted average shares of common stock outstanding	76,385	73,775

Earnings per share – basic and diluted:
Net income attributable to common shareholders	$0.53	$0.21

Distributions declared per common share	$0.39	$0.38
(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three months ended March 31, 2018 and 2017 (dollars and units in thousands, except per unit data):

	Three months ended March 31,
	2018	2017
Numerator – basic and diluted earnings per unit:
Net income attributable to unitholders	$41,014	$16,192
Accretion of redeemable noncontrolling interests	(724)	(483)
Net income attributable to common unitholders after accretion of redeemable noncontrolling interests	$40,290	$15,709

Denominator:
Weighted average units outstanding	75,785	73,159
Redeemable Operating Partnership units(1)	102	154
LTIP units	527	351
Weighted average units outstanding – basic	76,414	73,664

Redeemable University Towers Operating Partnership Units	69	69
Units issuable upon settlement of the Forward Agreements	—	42
Weighted average units outstanding – diluted	76,483	73,775

Earnings per unit – basic and diluted:
Net income attributable to unitholders	$0.53	$0.21

Distributions declared per unit	$0.39	$0.38
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

Credit valuation adjustments are incorporated to appropriately reflect the Trust's and the counterparty's respective nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all derivatives held as of March 31, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests in the Trust (OP Units, vested LTIP Units and University Towers Operating Partnership Units) have a redemption feature and are marked to their redemption value. The redemption value is based on the fair value of EdR's common stock over the ten consecutive trading days prior to the redemption date, adjusted for certain items. As the valuation is based on adjusted quoted prices in active markets for identical assets or liabilities at the measurement date, these instruments are classified in Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests representing certain joint venture partners’ interest in development joint ventures and acquired properties are redeemable due to put features available to the partners. The redemption feature allows the partner to put its ownership interest to the Trust at fair market value, which is generally defined as stabilized net operating income of the underlying property at a market capitalization rate. As the valuation is based on unobservable inputs that are based on internal information, these instruments are classified in Level 3 of the fair value hierarchy.

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
March 31, 2018:
Derivative financial instruments (asset position)	$1,615	$—	$1,615	$—
Deferred compensation plan assets	1,042	1,042	—	—
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	7,544	—	7,544	—
Joint venture partners' interests in development joint ventures and acquisitions	39,028	—	—	39,028

December 31, 2017:
Derivative financial instruments (liability position)	$660	$—	$660	$—
Deferred compensation plan assets	904	904	—	—
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	6,499	—	6,499	—
Joint venture partners' interest in development joint ventures and acquisitions	39,169	—	—	39,169

The table below shows the reconciliation of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$39,169	$3,250
Purchases, issuances and settlements, net	(491)	—
Adjustment of fair value during period reflected in net income	—	500
Adjustment of fair value during the period reflected in additional paid in capital	350	—
Transfers into Level 3	—	—
Ending balance	$39,028	$3,750

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$500	$—
Unsecured senior notes	250,000	—	254,004	—
Revolving credit facility	392,000	—	392,000	—
Unsecured term loan facility	187,500	—	187,500	—
Unsecured private placement notes	150,000	—	149,006	—

	December 31, 2017
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$463	$—
Unsecured senior notes	250,000	—	261,034	—
Revolving credit facility	349,000	—	349,000	—
Unsecured term loan facility	187,500	—	187,500	—
Unsecured private placement notes	150,000	—	153,711	—

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

The following table represents the Trust’s segment information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$87,749	$80,785
Collegiate housing leasing operations	32,174	28,877
Net operating income	$55,575	$51,908
Total segment assets at end of period (1)	$3,003,784	$2,653,399

Development Consulting Services:
Third-party development consulting services	$—	$1,815
General and administrative (3)	427	541
Net operating (loss) income	$(427)	$1,274
Total segment assets at end of period(2)	$4,878	$7,430

Management Services:
Third-party management services	$905	$945
General and administrative (3)	554	536
Net operating income	$351	$409
Total segment assets at end of period(2)	$12,133	$8,743

Reconciliations:
Segment revenue	$88,654	$83,545
Operating expense reimbursements	2,074	2,253
Total segment revenues	$90,728	$85,798

Segment operating expenses	$33,155	$29,954
Reimbursable operating expenses	2,074	2,253
Total segment operating expenses	$35,229	$32,207

Segment net operating income	$55,499	$53,591
Other unallocated general and administrative expenses (4)	(4,789)	(5,251)
Depreciation and amortization	(22,507)	(25,839)
Ground leases	(3,788)	(3,560)
Nonoperating expenses	(5,071)	(3,439)
Other operating expense	—	(500)
Equity in (losses) earnings of unconsolidated entities	(58)	255
Income before income taxes and gain on sale of collegiate housing properties	$19,286	$15,257
(1) The increase in segment assets related to the collegiate housing segment during the three months ended March 31, 2018 as compared to the same period in 2017 is primarily related to the completed development of six collegiate housing communities and the continued development of twelve assets under development for ownership by the Trust offset by the sale of four collegiate housing communities.
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

15. Subsequent events

On April 12, 2018, the Board declared a distribution of $0.39 per share of common stock and OP Unit for the quarter ended March 31, 2018. The distributions will be paid on May 15, 2018 to stockholders and unitholders of record at the close of business on April 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“Report”) and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain statements contained in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions or dispositions, our business and investment strategy, market trends and projected capital expenditures. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate, “would,” “could,” “should” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Report. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see "Forward-Looking Statements" and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as risks, uncertainties and other factors discussed in this Report and other documents filed by us with the Securities Exchange Commission ("SEC"). Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

Our Business Segments

We define business segments by their distinct customer base and the service provided. Management has identified three reportable segments: collegiate housing leasing, development consulting services and management services. We evaluate each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, ground leases, impairment losses, interest expense (income), gains (losses) on extinguishment of debt, other operating expense, equity in earnings (losses) of unconsolidated entities and noncontrolling interests. The accounting policies of the reportable segments are described in more detail in the summary of significant accounting policies in the notes to the accompanying condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Collegiate housing leasing

Collegiate housing leasing revenue represented 99.0% of our total revenues, excluding operating expense reimbursements, for the three months ended March 31, 2018.

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

The majority of our leases for our off-campus owned communities commence in mid-August of each year and terminate the last day of July of each year. These dates generally coincide with the commencement of the universities' fall academic term and the completion of the subsequent summer school session. Our on-campus leases coincide with the related academic term, which typically represents the universities' full academic year (August to the following May). As a result, we are required to re-lease each community in its entirety each year, resulting in significant turnover in our resident population from year to year. For the 2017/2018 leasing cycle and the 2016/2017 cycle, approximately 79.2% and 77.9%, respectively, of our beds were leased to students who were first-time residents at our communities. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in September and ends in August of the following year. Our communities’ occupancy rates are therefore typically stable during the academic year (and through July at some of our properties) but are susceptible to fluctuation at the commencement of each new academic year.

Prior to the commencement of each new lease period, primarily during the first two weeks of August, but also during September at some communities and during the summer months for the on-campus properties leased by semester, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for renewing residents, we do not generally recognize lease revenue during this period referred to as “Turn,” as we have no leases in place. In addition, we incur significant expenses during Turn to make our units ready for occupancy. These expenses are recognized when incurred. This Turn period results in seasonality in our operating results during the second and third quarters of each year. In addition, several of our properties (University Towers, The Berk, Sawtooth Hall, University Village on Colvin and all of the University of Kentucky residence hall properties) operate under an eight or nine month lease. During certain periods in the summer months, minimal rent revenue is recognized, resulting in seasonality in our operating results during that time.

Development consulting services

We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Although we did not have any open third-party development consulting contracts at March 31, 2018 and therefore did not recognize any third-party development consulting revenue during the three months ended March 31, 2018, our development consulting services typically include the following:

•	market analysis and evaluation of collegiate housing needs and options;

•	cooperation and collaboration with college or university in architectural design;

•	assisting the university in determining the best financing solution for their unique needs;

•	negotiation of ground lease, development agreement, construction contract, architectural contract and bond documents;

•	oversight of architectural design process;

•	coordination of governmental and university plan approvals;

•	oversight of construction process;

•	design, purchase and installation of furniture;

•	assistance in pre-opening marketing to potential residents; and

•	obtaining final approvals of construction.

Our third-party development services represent a single performance obligation for the delivery of a completed collegiate housing property. Fees for these services are typically 3% to 5% of the total cost of a project and are estimated and stipulated in the contract subject to adjustment for changes in the total cost of the project. Management has determined that the development fee and construction oversight fee outlined in the contract represent variable consideration, and the transaction price should be estimated based on the most likely amount of such fees, which will generally be the amount set forth in the contract. We recognize the development fee and construction oversight fee based on the percentage of the total project completed to date as control of the work in process transfers to the owner as construction is performed. In addition, some development consulting contracts include a provision whereby we can participate in project savings resulting from successful cost management efforts and earn an additional development fee. Management believes that the additional development fee also represents variable consideration and should be estimated based on the expected value method subject to the constraint for factors outside the entity's control that could result in a significant reversal of previously recognized revenue. We reassess the variable consideration related to the additional development fee quarterly to determine whether the uncertainties associated with such fee are sufficiently resolved to produce an estimate of the expected value that would not be probable of resulting in a significant reversal of previously recognized revenue.

As part of the development agreements, there are certain costs we pay on behalf of universities or third-party investors. These costs are included in reimbursable operating expenses and are contractually required to be reimbursed to us by the universities or third-party investors. We recognize the expense and revenue related to these reimbursements when incurred. We have determined that we are the principal in these activities and therefore we present the amounts gross in our accompanying condensed consolidated financial statements.

Management services

For the three months ended March 31, 2018, revenue from our management services segment represented 1.0% of our total revenues, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We have determined that these services represent a single performance obligation to operate the community. We provide these services pursuant to multi-year management agreements under which management fees are typically 3% to 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As the management fees vary based on the property revenues, the fees represent variable consideration. Revenues are recognized over time as services are simultaneously provided and consumed. Each monthly service period represents a distinct obligation, and revenue is recognized based on the expected value of the contractual percentage of actual revenues.

As part of the management agreements, there are certain payroll and related expenses we pay on behalf of the property owners. These costs are included in reimbursable operating expenses and are contractually required to be reimbursed to us by the property owners. We have determined that we are the principal in these activities as the expenses are incurred in connection with our third-party management services and therefore we present the amounts gross in our accompanying condensed consolidated financial statements.

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

We define our same-community portfolio as properties that (i) were owned and operating for the full three months ended March 31, 2018 and 2017, (ii) are not conducting substantial development or redevelopment activities, (iii) were not sold during the respective periods or met the held for sale accounting treatment and (iv) properties that did not experience certain extraordinary events making year over year results incomparable. Excluded from same-community results are three properties that were sold during the three months ended March 31, 2018, two properties that met the requirements to be classified as held for sale at March 31, 2018, one property that was sold during the year ended December 31, 2017 and University Towers, our collegiate housing community serving North Carolina State University. As a result of the university implementing a new freshman on-campus living requirement in the fall of 2017, we changed the way the University Towers community was leased and operated in 2017, making year over year results not comparable.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. For the three months ended March 31, 2018, same-community revenue per occupied bed increased to $915 and same-community physical occupancy decreased to 91.9%, compared to same-community revenue per occupied bed of $890 and same-community physical occupancy of 94.2% for the three months ended March 31, 2017. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2017/2018 lease term with a 1.8% increase in rental revenue. Opening occupancy was down 120 basis points to 95.2% and net rental rates opened the term 3.0% above the prior year. New-communities opened the 2017/2018 lease term with an average occupancy of 89.2%.

North Carolina State University previously announced a requirement that all freshmen live on campus beginning in September 2017. However, due to a shortage of on-campus housing, the property is fully occupied for the 2017/2018 lease year. For the 2018/2019 lease year and subsequent lease years, we are projecting that this change in policy may negatively impact the leasing of our University Towers collegiate housing property as the community has historically been primarily leased to freshmen. We will continue to monitor the impact of this change, as it could negatively impact the property's results of operations and the future valuation of the property.

Development consulting services

Third-party development consulting services

For the three months ended March 31, 2017, third-party development revenue was $1.8 million. During the three months ended March 31, 2018, we did not recognize any third-party development revenue as we did not have any open third-party development consulting contracts. In prior years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to fluctuate based on projects awarded. During the year ended December 31, 2017, we delivered third-party development projects at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University. We continue to negotiate and finalize deal terms for three recently awarded third-party development consulting projects that could deliver in summer 2020.

ONE PlanSM developments

We develop collegiate housing communities on- and off-campus for our ownership, which we expect to be a significant part of our external growth going forward. The ONE PlanSM is our private equity program that allows universities to use our equity and financial stability to develop and revitalize campus housing while preserving their credit capacity for other campus projects. This program is designed to provide our equity to solve a university’s housing needs through a ground lease structure where we typically own the land improvements and operate the community. Others in the industry have similar programs, and to date we have 18 ONE PlanSM projects representing 23 communities completed or underway. In December 2011, we were selected by the University of Kentucky ("UK") to negotiate the potential revitalization of UK's entire campus housing portfolio and expansion of UK's campus housing. We refer to this project as the UK Campus Housing Revitalization Plan. To date, we have delivered 6,850 beds for $449.2 million of development costs in five phases and are not currently planning for future phases at UK. We view our entry into the partnership with UK as a defining moment, not only for EdR, but also for our industry. Most state universities face many of the same challenges as UK, including reduced support from constrained state budgets, aging on-

campus housing and demands on institutional funds for academic and support services. We believe declining state support for higher education will continue to be the norm rather than the exception. We believe these external factors provide a great opportunity for the Trust. As universities see the progress of the UK Campus Revitalization Plan, the volume of discussions we are having with other universities continues to increase as they investigate this type of structure to replace their aging on-campus housing stock. However, we can provide no assurances that other universities will engage us for development projects with similar structures.

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

Collegiate housing operating costs

In 2017 and 2016, same-community operating expenses increased 3.7% and 2.6%, respectively. These increases were mainly driven by higher real estate taxes. We expect full year same-community operating expenses growth to be between 3.0% and 4.0% going forward, which we believe is a reasonable level of growth for the foreseeable future given our historical ability to control direct operating expenses.

General and administrative costs

General and administrative expenses include costs such as payroll, home office rent, training, professional and legal fees and other public company costs. Costs directly associated with the management of our owned portfolio along with allocated corporate general and administrative expenses based on the extent of effort or resources expended are presented in collegiate housing leasing operations on the accompanying condensed consolidated statements of income and comprehensive income.

Costs directly associated with our management and development services segments along with allocated corporate general and administrative expenses based on the extent of effort or resources expended are presented in development and management services on the accompanying condensed consolidated statements of income and comprehensive income.

General and administrative costs on the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 were $2.9 million and $3.4 million, respectively, a decrease of $0.5 million, or 14.8% due to decrease in pursuit and acquisition costs.

Asset repositioning and capital recycling

Since 2010, we have made a concerted effort to reposition and improve our owned portfolio and have acquired $1.3 billion of collegiate housing communities, completed $1.1 billion of developments and disposed of $634.2 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $833. Currently, 87% of our beds and 91% of our community net operating income ("NOI") are located on or pedestrian to campus.

During the three months ended March 31, 2018, we sold the following collegiate housing properties for a combined gross sales price of $81.4 million:

Name	Primary University Served	Disposition Date	# of Beds	# of Units
Campus Lodge	University of Florida	February 2018	1,115	360
River Pointe	University of West Georgia	February 2018	504	132
Carrollton Crossing	University of West Georgia	February 2018	336	84
Total			1,955	576

We received aggregate net proceeds of approximately $78.5 million after deducting closing costs and recognized a $21.4 million gain on these dispositions.

In April 2018, we sold Commons on Bridge and The Commons at Knoxville, two collegiate housing communities serving the University of Tennessee, for an aggregate selling price of $47.8 million. The Trust received combined net proceeds of approximately $46.5 million after deducting closing costs and anticipates recognizing an approximate $21.2 million gain on these dispositions.

Also in April 2018, we sold our 25% interest in the University Village — Greensboro collegiate housing community and received net proceeds of $3.7 million after deducting closing costs.

We continue to add to the size and quality of our portfolio with new developments. Construction is proceeding as expected on the following active development projects (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
2018 Deliveries
University of Pittsburgh - One on Centre	Joint Venture	80%	723	$106,100	$84,900	$100,300	$31,400
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	16,700
Northern Michigan University - The Woods - Ph III	ONE Plan	100%	379	29,000	29,000	29,000	15,900
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	34,400
Arizona State University - Union at Tempe	Joint Venture	90%	839	164,900	148,400	159,100	38,700
Cornell University - Maplewood	ONE Plan	100%	872	86,000	86,000	86,000	47,300
Colorado State - Union on Plum	Joint Venture	70%	229	28,200	19,700	25,700	10,500
Iowa State University - Union on Lincoln Way	Joint Venture	70%	542	51,900	36,300	47,300	20,500
University of Hawai'i - Hale Mahana	Joint Venture	90%	589	109,600	98,600	106,300	36,900
Oklahoma State University - One on 4th	Joint Venture	70%	475	47,200	33,000	43,700	9,600
Total - 2018 Deliveries			5,947	$758,800	$623,800	$718,900	$261,900

2019 Deliveries
Lehigh University - SouthSide Commons	ONE Plan	100%	428	$48,300	$48,300	$48,300	$45,400
Mississippi State University - College View	ONE Plan	100%	656	69,200	69,200	69,200	67,600
Total - 2019 Deliveries			1,084	$117,500	$117,500	$117,500	$113,000

Total Active Projects			7,031	$876,300	$741,300	$836,400	$374,900
(1) Represent estimates that are subject to change as the development process proceeds.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, except for the adoption of Accounting Standards Update (“ASU”) 2014-09 "Revenue from Contracts with Customers (Topic 606)." See Note 2 to the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table presents our results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$87,749	$80,785	$6,964	8.6%
Collegiate housing leasing operating expenses	32,174	28,877	3,297	11.4%
Net operating income	$55,575	$51,908	$3,667	7.1%

Development Consulting Services:
Third-party development consulting services revenue	$—	$1,815	$(1,815)	(100.0)%
General and administrative expenses(1)	427	541	(114)	(21.1)%
Net operating (loss) income	$(427)	$1,274	$(1,701)	(133.5)%

Management Services:
Third-party management services revenue	$905	$945	$(40)	(4.2)%
General and administrative expenses(1)	554	536	18	3.4%
Net operating income	$351	$409	$(58)	(14.2)%

Reconciliations:
Segment revenue	$88,654	$83,545	$5,109	6.1%
Operating expense reimbursements	2,074	2,253	(179)	(7.9)%
Total segment revenues	$90,728	$85,798	$4,930	5.7%

Segment operating expenses	$33,155	$29,954	$3,201	10.7%
Reimbursable operating expenses	2,074	2,253	(179)	(7.9)%
Total segment operating expenses	$35,229	$32,207	$3,022	9.4%

Segment net operating income	$55,499	$53,591	$1,908	3.6%
Other unallocated general and administrative expenses(2)	(4,789)	(5,251)	462	(8.8)%
Depreciation and amortization	(22,507)	(25,839)	3,332	(12.9)%
Ground leases	(3,788)	(3,560)	(228)	6.4%
Nonoperating expenses	(5,071)	(3,439)	(1,632)	47.5%
Other operating expense(3)	—	(500)	500	—%
Equity in (losses) earnings of unconsolidated entities	(58)	255	(313)	(122.7)%
Income before income taxes and gain on sale of collegiate housing properties	$19,286	$15,257	$4,029	26.4%
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
(3) For the three months ended March 31, 2017, this amount represents the change in fair value of contingent consideration liabilities associated with the 2016 acquisitions. As of December 31, 2017, the contingent consideration liabilities were settled.

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,		Favorable (Unfavorable)
	2018	2017
Owned communities:
Occupancy
Physical(1)	91.3%	93.3%	(200) bps
Economic(2)	92.7%	95.2%	(250) bps
NarPOB(3)	$830	$800	$30
Other income per occupied bed(4)	$55	$50	$5
RevPOB(5)	$885	$850	$35
Operating expense per bed(6)	$296	$284	$(12)
Operating margin(7)	63.3%	64.3%	(100) bps
Design Beds(8)	108,610	101,845	6,765

Same-communities(9):
Occupancy
Physical(1)	91.9%	94.2%	(230) bps
Economic(2)	93.4%	96.3%	(290) bps
NarPOB(3)	$859	$837	$22
Other income per occupied bed(4)	$56	$53	$3
RevPOB(5)	$915	$890	$25
Operating expense per bed(6)	$289	$277	$(12)
Operating margin(7)	65.7%	66.9%	(120) bps
Design Beds(8)	84,243	84,243	—

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
(9) Represents operating statistics for communities that were owned by us and were operating for the full three months ended March 31, 2018 and 2017. Excluded from same-community results are three properties that were sold during the three months ended March 31, 2018, two properties that met the requirements to be classified as held for sale accounting treatment, one property that was sold during the year ended December 31, 2017 and University Towers, our collegiate housing community serving North Carolina State University.

The following table shows the impact of the same-communities, acquisitions, developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended March 31, 2018 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended March 31, 2017	$80,785	$28,877
Increase in same-community	263	954
Increase from 2017 development deliveries	8,482	1,781
Increase from 2017 acquisitions	558	293
(Decrease) increase from 2018 development deliveries(1)	(507)	1,264
Increase from pre-opening expense on future developments	—	26
Decrease (increase) in other-communities	(89)	9
Decrease from sold and properties held for sale communities(2)	(1,743)	(1,030)
Three months ended March 31, 2018	$87,749	$32,174
(1) Includes the Players Club redevelopment which was open and operating for the three months ended March 31, 2017.
(2) Includes two properties that met the held for sale accounting criteria at March 31, 2018 and were subsequently sold in April 2018.

The increase in same-community revenue of $0.3 million, or 0.4%, is due to a 2.4% increase in rental rates and a 0.2% increase in other income, which was partially offset by a 2.2% decline in occupancy. Same-community operating expenses increased $1.0 million, or 4.1%, over the prior year primarily due to an increase in real estate taxes, utilities and marketing expenses.

The increase from the 2017 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended March 31, 2018 compared to a partial quarter of operating results during the same period in the prior year. The decrease attributable to sold-communities reflects the impact to operating results of the communities sold in 2017 and 2018.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended March 31, 2017 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	$470
Bowles Hall	186	Development fee	626
Shepherd University	298	Development fee	275
Texas A&M - Commerce	490	Development fee	444
Third-party development consulting services total			$1,815

Third-party development consulting revenue fluctuates based on the number and timing of development projects. There was no third-party development consulting revenue recognized in the three months ended March 31, 2018, as there were no open third-party development consulting contracts.

General and administrative expenses for the segment decreased $0.1 million, or 21.1%, for the three months ended March 31, 2018 as compared to the same period in 2017. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. We are actively involved in several third-party developments in the predevelopment phase, therefore certain expenses such as internal payroll costs and other pre-development expenses are incurred despite not recognizing revenue during the three months ended March 31, 2018.

Management services

Management services revenue decreased $40.0 thousand, or 4.2%, for the three months ended March 31, 2018 as compared to the same period in 2017. This decrease is due primarily to the lost revenue from properties we no longer manage.
General and administrative expenses for our management services segment increased $18.0 thousand, or 3.4%, during the three months ended March 31, 2018 as compared to the same period in 2017.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses decreased $0.5 million, or 8.8%, during the three months ended March 31, 2018 over the same period in the prior year primarily due to a decrease in pursuit and acquisition costs.

Depreciation and amortization

Depreciation and amortization decreased $3.3 million, or 12.9%, during the three months ended March 31, 2018 as compared to the same period in the prior year. This decrease relates primarily to $3.3 million of amortization of in-place leases related to the 2016 and 2017 acquisitions recognized in 2017 with none recognized in 2018.

Ground lease expense

For the three months ended March 31, 2018, the cost of ground leases increased $0.2 million, or 6.4%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2017 on the campus of the University of Kentucky. Except for ground leases that are structured as purely contingent rent, we recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating expenses

Nonoperating expenses consist of the following for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Change ($)	Change (%)
Interest expense, net of amounts capitalized	$(4,751)	$(3,028)	$(1,723)	56.9%
Amortization of deferred financing costs	(363)	(421)	58	(13.8)%
Interest income	43	32	11	34.4%
Loss on extinguishment of debt	—	(22)	22	(100.0)%
Total nonoperating expenses	$(5,071)	$(3,439)	$(1,632)	47.5%

Total nonoperating expenses increased $1.6 million, or 47.5%, for the three months ended March 31, 2018 compared to the same period in 2017. This increase is due to a $1.7 million increase in interest expense over the prior year due to an increase of $1.6 million of interest expense on the Revolver and an increase of $1.6 million of interest expense on the unsecured private placement notes. These increases were partially offset by a $0.4 million decrease in interest expense on secured debt and a $1.0 million increase in capitalized interest.

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

Non-GAAP Measures

Funds From Operations (FFO)

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of collegiate housing assets and impairment write-downs of depreciable real estate plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We present FFO available to common stockholders and unitholders because we consider it to be an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. As such, we also exclude the impact of noncontrolling interests, only as it relates to OP Units, in our calculation. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from collegiate housing asset dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

We also use core funds from operations ("Core FFO") as an operating performance measure. Core FFO available to common stockholders and unitholders is defined as FFO adjusted to exclude the impact of straight-line adjustments for ground leases, gains/losses on extinguishment of debt, transaction costs and noncash fair value adjustments and severance costs. We believe that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, management uses Core FFO in the assessment of our operating performance and comparison to its industry peers and believes that Core FFO is a useful supplemental measure for the investing community to use in comparing our results to other REITs as many REITs provide some form of adjusted or modified FFO. However, our calculation of Core FFO may differ from, and may not be directly comparable to, calculations of Core FFO presented by other publicly-traded REITs.

The following table presents a reconciliation of GAAP net income to FFO and Core FFO available to our stockholders and unitholders to net income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Net income attributable to Education Realty Trust, Inc.	$40,958	$16,157
Gain on sale of collegiate housing properties	(21,358)	—
Real estate related depreciation and amortization	21,985	25,355
Equity portion of real estate depreciation and amortization on equity investees	912	676
Noncontrolling interests	3	108
FFO available to stockholders and unitholders	42,500	42,296

FFO adjustments:
Loss on extinguishment of debt	—	22
Acquisition costs	1	25
Change in fair value of contingent consideration liability	—	500
Straight-line adjustment for ground leases	1,170	1,175
FFO adjustments	1,171	1,722
Core FFO available to stockholders and unitholders	$43,671	$44,018

Net Operating Income (NOI)

We believe NOI is a useful measure of our collegiate housing operating performance and is a useful supplemental measure for the investing community to use in evaluating our results. We define NOI as rental and other community-level revenues earned from our collegiate housing communities less community-level operating expenses, excluding third-party management fees and expenses, third-party development consulting fees and expenses, depreciation, amortization, other operating expenses related to noncash adjustments, ground lease expense and impairment charges and including regional and other corporate costs of supporting the communities. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and resident base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance.

The following is a reconciliation of our GAAP operating income to NOI for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Operating income	$24,415	$18,441
Less: Third-party development services revenue	—	1,815
Less: Third-party management services revenue	905	945
Plus: Other operating expense	—	500
Plus: Development and management services expenses	2,851	2,901
Plus: General and administrative expenses	2,919	3,427
Plus: Ground leases	3,788	3,560
Plus: Depreciation and amortization	22,507	25,839
NOI	$55,575	$51,908

Adjusted earnings before interest, taxes, depreciation and amortization for real estate (Adjusted EBITDAre)

We compute EBITDA for real estate (“EBITDAre”) in accordance with the standards established by NAREIT in its September 2017 White Paper. As defined by NAREIT, EBITDAre is defined as GAAP net income (1) plus interest expense, (2) plus or minus losses/gains on the early extinguishment of debt, (3) less interest income, (4) plus income tax expense, (5) plus depreciation and amortization, (6) plus amortization of deferred financing costs, (7) plus or minus losses and gains on the disposition of depreciated property, including losses/gains on change of control, (8) plus impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of the depreciated property in the affiliate and (9) plus or minus adjustments to reflect the unconsolidated affiliates' share of EBITDAre.

We also use Adjusted EBITDA, which is defined as NAREIT’s EBITDAre (1) excluding the adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates, (2) plus straight-line adjustments for ground leases, (3) plus acquisition costs, (4) plus other operating expense related to noncash adjustments and (5) minus gains on insurance settlements. We consider Adjusted EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results. However, our calculation of Adjusted EBITDA may differ from, and may not be directly comparable to, the calculation of Adjusted EBITDA presented by other REITs. The following is a reconciliation of our GAAP net income to EBITDAre and Adjusted EBITDA for the trailing twelve months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,	Plus: Year Ended December 31,	Less: Three Months ended March 31,	Trailing Twelve Months ended March 31,
	2018	2017	2017	2018
Net income	$40,578	$46,237	$16,142	$70,673
Interest expense, net of amounts capitalized	4,751	15,268	3,028	16,991
Loss on extinguishment of debt	—	22	22	—
Interest income	(43)	(98)	(32)	(109)
Income tax expense (benefit)	66	584	(885)	1,535
Depreciation and amortization	22,870	97,075	26,260	93,685
Gain on disposition of depreciated property	(21,358)	(691)	—	(22,049)
Adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates	1,467	5,037	1,177	5,327
NAREIT EBITDAre	48,331	163,434	45,712	166,053

Adjustments to NAREIT EBITDAre:
Straight line adjustment for ground leases	1,170	4,696	1,175	4,691
Acquisition costs	1	35	25	11
Other operating (income) expense	—	(6,041)	500	(6,541)
Adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates	(1,467)	(5,037)	(1,177)	(5,327)
Adjusted EBITDA	$48,035	$157,087	$46,235	$158,887

Debt to gross assets

Debt to gross assets is defined as total debt, excluding the unamortized debt premium and deferred financing costs, divided by gross assets, or total assets excluding accumulated depreciation on real estate assets. We consider debt to gross assets useful to an investor in evaluating our leverage and in assessing our capital structure because it excludes noncash items such as accumulated depreciation and provides a more accurate depiction of our capital structure. Debt to gross assets should only be used as an alternative measure of the company's financial performance.

The following presents our GAAP debt to total assets and debt to gross assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Unsecured debt, net of unamortized deferred financing costs	$976,589	$933,449
Total assets	3,063,991	3,015,164
GAAP debt to total assets	31.9%	31.0%

Unsecured debt, excluding unamortized deferred financing costs	$979,500	$936,500

Total assets	3,063,991	3,015,164
Accumulated depreciation(1)	373,977	385,118
Gross assets	$3,437,968	$3,400,282

Debt to gross assets	28.5%	27.5%

(1) Represents accumulated depreciation on real estate assets.

Liquidity and Capital Resources

Cash and cash flows

As of March 31, 2018, we had $22.9 million of cash on hand compared to $24.8 million of cash on hand as of December 31, 2017.

During the three months ended March 31, 2018, we generated $31.0 million of cash from operations compared to $45.6 million over the same period in 2017. This decrease of $14.7 million is attributable primarily to a $15.4 million decrease in working capital over the prior year.

During the three months ended March 31, 2018, we used $42.0 million of cash in investing activities compared to $228.6 million over the same period in 2017. This decrease in cash used for investing activities of $186.6 million is attributable primarily to the following:

•	an increase in cash generated from the disposition of collegiate housing properties of $78.5 million (three dispositions in 2018 with none in 2017), and

•	a decrease in cash used to acquire collegiate housing properties of $127.6 million, partially offset by

•	an increase in cash spent on development activities of $25.9 million.

During the three months ended March 31, 2018, we generated $9.3 million of cash from financing activities compared to $183.3 million during the same period in 2017. This decrease of $174.0 million is attributable primarily to:

•	a decrease in net borrowings on the line of credit of $197.0 million, partially offset by

•	a decrease in repayments of mortgage and construction loans during the three months ended March 31, 2018 of $33.0 million compared to the same period in 2017.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for distributions to our stockholders and unitholders, including those required to maintain our REIT status and satisfy our current annual distribution target of $1.56 per share to our stockholders and per OP Unit to the Operating Partnership unitholders, funds for capital expenditures, funds for our active development projects, funds for debt repayment and funds for new property acquisitions and development. We generally expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our revolving credit facility or other new debt, debt refinancing, recycling capital through potential asset sales and equity market activity, including sales of EdR common stock under our ATM Program or Forward Agreements. We believe that these sources of capital will be sufficient to provide for our short-term capital needs. We have managed our balance sheet so that all capital needs, including announced and committed development deals, are pre-funded by our balance sheet capacity. During November 2014, we obtained investment grade credit ratings and completed our inaugural public offering of Unsecured Senior Notes, as further discussed below. We will continue to monitor both the debt and equity markets, and in the future we anticipate accessing capital through our at-the-market equity offering program ("ATM Program"), additional follow on equity offerings or additional public offerings of unsecured notes or private placements of debt securities.

ATM Program

In August 2016 and February 2017, the Trust entered into equity distribution agreements to establish new ATM Programs (the "2016 ATM Program" and "2017 ATM Program," respectively) whereby EdR is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock (see Note 9 to the accompanying condensed consolidated financial statements). Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. As of March 31, 2018, the Trust had sold 7.3 million shares for aggregated net proceeds of $316.1 million under the 2016 and 2017 ATM Programs. During the year ended December 31, 2017, the Trust settled three Forward Agreements under its 2016 ATM program by delivering 2.6 million shares of newly issued common stock, receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. The Trust exhausted the 2016 ATM Program during the year ended December 31, 2017. During the three months ended March 31, 2018, no additional Forward Agreements were settled and no other sales were made under the ATM Program. As of March 31, 2018, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program. Each outstanding Forward Agreement may be settled at any time on or prior to December 31, 2018.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, the Operating Partnership's revolving credit facility with KeyBanc National Association, an administrative agent, and the lenders party thereto (the "Revolver") has a maximum availability of $600.0 million, an accordion feature to $1.0 billion and matures in February 2023. The Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of March 31, 2018, we were in compliance with all covenants and had remaining availability of $208.0 million as $392.0 million was outstanding. The interest rate applicable to the Revolver was 2.74% at March 31, 2018.

Unsecured term loan facility

As described in Note 6 to the accompanying condensed consolidated financial statements, the Operating Partnership and certain subsidiaries entered into the Second Amended and Restated Credit Agreement, as subsequently amended. Under the Second Amended and Restated Credit Agreement, the unsecured term loans have an aggregate principal amount of $187.5 million, consisting of a $122.5 million Tranche A term loan (the “Tranche A Term Loan”) and a $65.0 million Tranche B term loan (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”). The Tranche A Term Loan matures on January 13, 2021 and the Tranche B Term Loan matures on January 18, 2022. The Second Amended and Restated Credit Agreement contains an accordion feature pursuant to which the borrowers may request that the total aggregate amount of the Term Loans be increased to $250.0 million, which may be allocated to Tranche A or Tranche B, subject to certain conditions, including obtaining commitments from any one or more lenders to provide such additional commitments.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of March 31, 2018, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

The Operating Partnership has multiple interest rate swaps with notional amounts totaling $187.5 million outstanding to hedge the interest payments on the LIBOR-based Term Loans through January 2017 for the Tranche A Term Loan and through January 2022 for the Tranche B Term Loan (see Note 11 to the accompanying condensed consolidated financial statements). As of March 31, 2018, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

The Operating Partnership also entered into forward starting interest rate swaps to lock in LIBOR at 2.10% from January 2017 to the maturity date of January 2022 of the Tranche A Term Loan.

At March 31, 2018 and December 31, 2017, the outstanding balance under the Term Loans was $186.6 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.9 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

Unsecured senior notes

In November 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of March 31, 2018, we were in compliance with all covenants.

Private placement notes

In August 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured senior notes in a private placement. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Senior A Notes”) and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. As of March 31, 2018 and December 31, 2017, the outstanding balance under the Notes was $149.7 million at each period, which is presented net of unamortized deferred financing costs of $0.3 million at each period. As of March 31, 2018, we were in compliance with all covenants.

Distributions

Distributions for the three months ended March 31, 2018 totaled $29.6 million, or $0.39 per share, to our stockholders and $0.6 million, or $0.39 per OP Unit, to the limited partners in the Operating Partnership compared to cash provided by operations of $31.0 million, or $0.41 per weighted average share/unit.

Based on our closing share price of $32.75 on March 31, 2018, our total enterprise value was $3.4 billion. With net debt (total debt less cash) of $956.6 million as of March 31, 2018, our debt to enterprise value was 27.7% compared to 25.6% as of December 31, 2017. With gross assets of $3.4 billion, which excludes accumulated depreciation of $374.0 million, our debt to gross assets ratio was 28.5% as of March 31, 2018 as compared to 27.5% as of December 31, 2017.

Acquisition, disposition and development activity

An additional source of capital, subject to appropriate market conditions, is the targeted disposition of non-strategic properties. We continually assess all of our communities, the markets in which they are located and the colleges and universities they serve, to determine if any dispositions are necessary or appropriate. The net proceeds from the sale of any asset would provide additional capital that would most likely be used to pay down debt and possibly finance acquisition/development growth or other operational needs. In February 2018, we disposed of three collegiate housing communities, and in April 2018, we disposed of two additional collegiate housing communities. We received combined net proceeds of approximately $125.0 million after deducting closing costs. The proceeds will be used to fund our active development pipeline.

We intend to invest in additional communities only as suitable opportunities arise. We also plan to develop communities for our ownership and management. In the short term, we intend to fund any acquisitions or developments with cash on hand, working capital, proceeds from equity issuances, including settlement of forward shares, borrowings under construction loans, our Revolver or secured debt. We intend to finance property acquisitions and development projects over the longer term with cash from operations, proceeds from potential asset sales, additional issuances of common or preferred stock, private capital in the form of joint ventures, debt financing or issuances of OP Units. There can be no assurance, however, that such funding will be obtained on reasonable terms, or at all.

We currently have twelve active development projects that we are developing for our ownership with our share of aggregate development costs of $836.4 million. As of March 31, 2018, $366.4 million of the anticipated costs had been funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, distributions, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. We expect to meet these needs through existing working capital, cash provided by operations, additional borrowings under our Revolver, net proceeds from potential asset sales, the issuance of equity securities, including common or preferred stock, OP Units or additional debt, if market conditions permit.

Commitments

For the three months ended March 31, 2018, our contractual interest obligation and amounts contractually owed to general contractors under guaranteed maximum price contracts decreased by $6.0 million and $46.0 million, respectively, as compared to the period ended December 31, 2017.

Long-term indebtedness

As of March 31, 2018, we had outstanding unsecured indebtedness of $976.6 million (net of unamortized deferred financing costs of $2.9 million). The scheduled future maturities of this indebtedness as of March 31, 2018 were as follows (in thousands):

Year
Nine months ending December 31, 2018	$—
2019	—
2020	—
2021	122,500
2022	65,000
2023	392,000
Thereafter	400,000
Total	979,500
Unamortized deferred financing costs	(2,911)
Outstanding as of March 31, 2018, net of unamortized deferred financing costs	$976,589

As of March 31, 2018, the outstanding debt had a weighted average interest rate of 3.6% and carried an average term to maturity of 6.2 years.

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

On April 12, 2018, the Board declared a first quarter distribution of $0.39 per share of common stock and OP Unit for the quarter ended March 31, 2018. The distributions will be paid on May 15, 2018 to stockholders and unitholders of record at the close of business on April 30, 2018.

Off-Balance Sheet Arrangements

The Operating Partnership and various joint venture partners have jointly and severally guaranteed partial repayment on third-party mortgage and construction debt secured by certain underlying collegiate housing properties, all of which are held by unconsolidated joint ventures. The Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective operating agreement, the joint venture partner agreed to indemnify, defend and hold harmless the Trust with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, exposure under the guaranties for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates are not expected to exceed the Operating Partnership's proportionate interest in the related mortgage debt in the case of the non-recourse, carve-out guaranty or in the Operating Partnership's proportionate interest in the partial repayment guaranty, as applicable.

The following summarizes the Operating Partnership's exposure under such guaranties (dollars in thousands):

		March 31, 2018				December 31, 2017
		Joint Venture Balance		Operating Partnership's Proportionate Interest		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro(1)	25%	$22,441	n/a	$5,610	n/a	$22,546	n/a	$5,637	n/a
The Marshall	50%	54,736	8,767	27,368	4,384	54,956	8,767	27,478	4,384
Georgia Heights	50%	34,661	7,230	17,331	3,615	34,796	7,230	17,398	3,615
(1) In April 2018, the Trust sold its investment in the University Village - Greensboro collegiate housing community and the debt was repaid (See Note 5 of the accompanying condensed consolidated financial statements). No guarantees remain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. In addition, we use interest rate swaps to effectively convert a portion of our variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Notes 6 and 11 to the accompanying condensed consolidated financial statements). We do not enter into derivatives or other financial instruments for trading or speculative purposes.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of March 31, 2018, we had fixed rate debt of $400.0 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $27.5 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $30.3 million increase in the fair value of our fixed rate debt.

As of March 31, 2018, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the twelve months ended March 31, 2018, our interest costs would have been approximately $1.5 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher during the twelve months ended March 31, 2018 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.4 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

No material changes have occurred with regard to market risk since our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2018, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2018, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

The discussion of the Trust’s business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect the Trust’s business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The following table summarizes the repurchases during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2018	—	$—	—	—
February 1 – 28, 2018	—	$—	—	—
March 1 – 31, 2018	—	$—	—	—
Total	—	$—	—	—

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

During the three months ended March 31, 2018, in connection with the DRSPP, we directed the plan administrator to purchase 263 shares of our common stock in the open market for a total of $8,290 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the third quarter of 2018. We also directed the plan administrator to purchase 190 shares of our common stock for $6,200 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2018	41	$33.79	—	—
February 1 – 28, 2018	347	$31.55	—	—
March 1 – 31, 2018	64	$32.64	—	—
Total	452	$32.06	—	—
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

3.2	Second Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Trust's Annual Report on Form 10-K, filed on February 27, 2018).
4.1	Form of Certificate for Common Stock of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K, filed on March 16, 2010).
4.2
Indenture by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee, dated November 7, 2014 (Incorporated by reference to Exhibit 4.6 to the Trust’s and the Operating Partnership’s joint Registration Statement on Form S-3 (File No. 333-199988), filed on November 7, 2014).

4.3
First Supplemental Indenture by and among Education Realty Operating Partnership, LP, Education Realty Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on November 25, 2014).

10.1
Third Amended and Restated Agreement of Limited Partnership of Education Realty Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Trust’s Annual Report on Form 10-K, filed on February 27, 2018).

10.2	Education Realty Trust, Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Trust’s Annual Report on Form 10-K, filed on February 27, 2018).
10.3	Education Realty Trust, Inc. 2018 Annual Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Trust’s Annual Report on Form 10-K, filed on February 27, 2018).
10.4
Sixth Amended and Restated Credit Agreement, dated as of February 16, 2018, among Education Realty Operating Partnership, LP and KeyBank, National Association, as Administrative Agent, KeyBanc Capital Markets, PNC Capital Markets LLC, RBC Capital Markets, Regions Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., as Joint-Bookrunners and Joint-Lead Arrangers, PNC Bank National Association, as Syndication Agent, and Regions Bank, Royal Bank of Canada, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on February 20, 2018).

10.5
Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 16, 2018, by and between Education Realty Operating Partnership, LP, as Borrower, Education Realty Trust, Inc., as Guarantor, PNC Bank National Association, Regions Bank, and KeyBank National Association, as Lenders, and PNC Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on February 20, 2018).

10.6
Executive Employment Agreement by and between Education Realty Trust, Inc. and Thomas Trubiana effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018).

10.7
Executive Employment Agreement by and between Education Realty Trust, Inc. and Christine Richards effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018).

10.8
Executive Employment Agreement by and between Education Realty Trust, Inc. and Edwin B. Brewer, Jr. effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018).

10.9
Executive Employment Agreement by and between Education Realty Trust, Inc. and Lindsey Mackie effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K, filed on January 4, 2018).

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
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2017, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: May 2, 2018	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: May 2, 2018	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer