Form 10-Q
period 2018-06-30
Education Realty Trust, Inc.; EDUCATION REALTY OPERATING PARTNERSHIP L P
filed 2018-08-08
CIK 1302343, 1351345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Education Realty Trust, Inc.                            Yes ☐ No ☒
Education Realty Operating Partnership, LP                    Yes ☐ No ☒

As of August 6, 2018, Education Realty Trust, Inc. had 80,604,618 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2018 of Education Realty Trust, Inc. and Education Realty Operating Partnership, LP. Unless stated otherwise or the context otherwise requires, references to “EdR” mean only Education Realty Trust, Inc., a Maryland corporation, and references to “EROP” mean only Education Realty Operating Partnership, LP, a Delaware limited partnership. References to the "Trust," "we," "us" or "our" mean collectively EdR, EROP and those entities/subsidiaries owned or controlled by EdR and/or EROP. References to the "Operating Partnership" mean collectively EROP and those entities/subsidiaries owned or controlled by EROP. The following chart illustrates our corporate structure:

The general partner of EROP is Education Realty OP GP, Inc. (the “OP GP”), an entity that is wholly-owned by EdR. As of June 30, 2018, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. The OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Management operates EdR and the Operating Partnership as one business. The management of EdR consists of the same members as the management of the Operating Partnership.

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
For the Quarter Ended June 30, 2018

PART I - Financial Information

Item 1. Financial Statements.
EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Collegiate housing properties, net	$2,526,609	$2,424,304
Assets under development	733,200	488,614
Cash and cash equivalents	9,502	24,787
Restricted cash	8,839	4,368
Other assets	56,529	73,091
Total assets	$3,334,679	$3,015,164

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	$864,730	$933,449
Mortgage debt, net of unamortized deferred financing costs	127,270	—
Accounts payable and accrued expenses	161,072	162,434
Deferred revenue	10,586	20,473
Total liabilities	1,163,658	1,116,356

Commitments and contingencies (see Note 7)	—	—

Redeemable noncontrolling interests	58,846	52,843

Equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 80,581,104 and 75,779,932 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	805	757
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	2,028,379	1,844,639
Retained earnings	43,747	—
Accumulated other comprehensive income (loss)	2,598	(660)
Total Education Realty Trust, Inc. stockholders’ equity	2,075,529	1,844,736
Noncontrolling interests	36,646	1,229
Total equity	2,112,175	1,845,965
Total liabilities and equity	$3,334,679	$3,015,164

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Collegiate housing leasing revenue	$74,190	$70,071	$161,939	$150,856
Third-party development consulting services	—	1,156	—	2,971
Third-party management services	599	831	1,504	1,776
Operating expense reimbursements	1,593	1,984	3,667	4,237
Total revenues	76,382	74,042	167,110	159,840
Operating expenses:
Collegiate housing leasing operations	32,165	30,338	64,339	59,215
Development and management services	2,984	2,775	5,835	5,676
General and administrative	8,605	3,338	11,524	6,765
Depreciation and amortization	23,879	24,520	46,386	50,359
Ground lease expense	2,647	2,462	6,435	6,022
Other operating expense	—	—	—	500
Reimbursable operating expenses	1,593	1,984	3,667	4,237
Total operating expenses	71,873	65,417	138,186	132,774

Operating income	4,509	8,625	28,924	27,066

Nonoperating (income) expenses:
Interest expense, net of amounts capitalized	4,122	3,062	8,873	6,090
Amortization of deferred financing costs	350	358	713	779
Interest income	(21)	(17)	(64)	(49)
Gain on consolidation of unconsolidated joint ventures	(34,259)	—	(34,259)	—
Loss on extinguishment of debt	—	—	—	22
Total nonoperating (income) expenses	(29,808)	3,403	(24,737)	6,842
Income before equity in earnings of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	34,317	5,222	53,661	20,224
Equity in earnings of unconsolidated entities	6,889	129	6,831	384
Income before income taxes and gain on sale of collegiate housing properties	41,206	5,351	60,492	20,608
Income tax (benefit) expense	(36)	353	30	(532)
Income before gain on sale of collegiate housing properties	41,242	4,998	60,462	21,140
Gain on sale of collegiate housing properties	20,979	691	42,337	691
Net income	62,221	5,689	102,799	21,831
Less: Net loss attributable to the noncontrolling interests	(1,193)	(371)	(1,573)	(386)
Net income attributable to Education Realty Trust, Inc.	$63,414	$6,060	$104,372	$22,217

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$62,221	$5,689	$102,799	$21,831
Other comprehensive income:
Gain (loss) on cash flow hedging derivatives	983	(365)	3,258	713
Comprehensive income	63,204	5,324	106,057	22,544
Less: Comprehensive loss attributable to the noncontrolling interests	(1,193)	(371)	(1,573)	(386)
Comprehensive income attributable to Education Realty Trust, Inc.	$64,397	$5,695	$107,630	$22,930

Earnings per share information:
Net income attributable to Education Realty Trust, Inc. common stockholders per share – basic	$0.81	$0.07	$1.34	$0.29
Net income attributable to Education Realty Trust, Inc. common stockholders per share – diluted	$0.81	$0.07	$1.34	$0.28

Distributions per share of common stock	$0.39	$0.38	$0.78	$0.76

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	77,101	73,623	76,660	73,566
Weighted average common shares outstanding – diluted	77,250	73,841	76,820	73,795

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2016	73,075,455	$731	$1,802,852	$—	$(3,564)	$1,422	$1,801,441
Proceeds from issuance of common stock, net of offering costs	110,092	1	403	—	—	—	404
Amortization of long-term incentive plan awards	6	—	1,538	—	—	—	1,538
Surrender of shares to cover taxes on vesting of restricted stock	(3,283)	—	(2,564)	—	—	—	(2,564)
Common stock issued to officers and directors	12,654	—	480	—	—	—	480
Cash dividends	—	—	(33,555)	(22,217)	—	—	(55,772)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4	—	—	—	4
Accretion of redeemable noncontrolling interests	—	—	(1,207)	—	—	—	(1,207)
Comprehensive income (loss)	—	—	—	22,217	713	(79)	22,851
Balance, June 30, 2017	73,194,924	$732	$1,767,951	$—	$(2,851)	$1,343	$1,767,175

Balance, December 31, 2017	75,779,932	$757	$1,844,639	$—	$(660)	$1,229	$1,845,965
Issuance of common stock, net of offering costs	4,789,527	48	188,373	—	—	—	188,421
Reclassification of vested LTIP Units to redeemable noncontrolling interest	—	—	(2,856)	—	—	—	(2,856)
Amortization of long-term incentive plan awards	—	—	1,534	—	—	—	1,534
Common stock issued to officers and directors	11,645	—	400	—	—	—	400
Cash dividends	—	—	—	(59,177)	—	—	(59,177)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(3,711)	—	—	—	(3,711)
Accretion of redeemable noncontrolling interests	—	—	—	(1,448)	—	—	(1,448)
Consolidation of previously unconsolidated joint ventures	—	—	—	—	—	36,111	36,111
Comprehensive income (loss)	—	—	—	104,372	3,258	(694)	106,936
Balance, June 30, 2018	80,581,104	$805	$2,028,379	$43,747	$2,598	$36,646	$2,112,175

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$102,799	$21,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,386	50,359
Deferred tax expense	31	1,078
Excess tax benefit related to the vesting of restricted stock	—	(1,610)
Loss on disposal of assets	475	—
Gain on sale of collegiate housing properties	(42,337)	(691)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,340	2,349
Loss on extinguishment of debt	—	22
Amortization of deferred financing costs	713	779
Distributions of earnings from unconsolidated entities	3,078	287
Noncash compensation expense related to stock-based incentive awards	1,907	1,893
Equity in earnings of unconsolidated entities	(6,831)	(384)
Gain on consolidation of unconsolidated joint ventures	(34,259)	—
Change in operating assets and liabilities	(7,723)	(6,695)
Net cash provided by operating activities (net of acquisitions)	66,579	69,218

Investing activities:
Property acquisitions	—	(127,647)
Purchase of corporate assets	(965)	(1,028)
Investment in collegiate housing properties	(8,492)	(7,549)
Proceeds from sale of collegiate housing properties	125,076	17,738
Collections on notes receivable	500	—
Proceeds from disposal of property and related equity investment	3,800	—
Cash acquired in excess of cost of additional ownership interests acquired	1,891	—
Earnest money deposits	(225)	(750)
Investment in assets under development	(277,948)	(194,491)
Reimbursement of development related costs	6,659	—
Distributions from unconsolidated entities	50	128
Net cash used in investing activities	(149,654)	(313,599)

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2018	2017
Financing activities:
Payment of mortgage and construction loans	(89,307)	(32,950)
Borrowings under mortgage and construction loans	129,400	146
Debt issuance costs	(5,620)	(493)
Borrowings on line of credit	158,000	328,000
Repayments of line of credit	(227,000)	(3,000)
Proceeds from issuance of common stock	187,119	—
Payment of offering costs	—	(335)
Contributions from noncontrolling interests	904	11,054
Dividends and distributions paid to common and restricted stockholders	(59,177)	(55,772)
Dividends and distributions paid to noncontrolling interests	(22,058)	(450)
Repurchases of common stock for payments of restricted stock tax withholding	—	(2,563)
Net cash provided by financing activities	72,261	243,637
Net decrease in cash and cash equivalents and restricted cash	(10,814)	(744)
Cash and cash equivalents and restricted cash, beginning of period	29,155	42,313
Cash and cash equivalents and restricted cash, end of period	$18,341	$41,569

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$9,502	$33,496
Restricted cash	8,839	8,073
Total cash and cash equivalents and restricted cash	$18,341	$41,569

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,638	$5,815
Income taxes paid	$323	$195

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,031	$1,138
Capital expenditures in accounts payable and accrued expenses related to developments	$69,850	$69,390

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except unit data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Collegiate housing properties, net	$2,526,609	$2,424,304
Assets under development	733,200	488,614
Cash and cash equivalents	9,502	24,787
Restricted cash	8,839	4,368
Other assets	56,529	73,091
Total assets	$3,334,679	$3,015,164

Liabilities:
Unsecured debt, net of unamortized deferred financing costs	$864,730	$933,449
Mortgage debt, net of unamortized deferred financing costs	127,270	—
Accounts payable and accrued expenses	161,072	162,434
Deferred revenue	10,586	20,473
Total liabilities	1,163,658	1,116,356

Commitments and contingencies (see Note 7)	—	—

Redeemable limited partner units	7,296	4,353

Redeemable noncontrolling interests	51,550	48,490

Partners' capital:
General partner - 6,920 units outstanding as of June 30, 2018 and December 31, 2017	180	177
Limited partners - 80,574,184 and 75,773,012 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,072,751	1,845,219
Accumulated other comprehensive income (loss)	2,598	(660)
Total partners' capital	2,075,529	1,844,736
Noncontrolling interests	36,646	1,229
Total capital	2,112,175	1,845,965
Total liabilities and partners' capital	$3,334,679	$3,015,164

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per unit data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Collegiate housing leasing revenue	$74,190	$70,071	$161,939	$150,856
Third-party development consulting services	—	1,156	—	2,971
Third-party management services	599	831	1,504	1,776
Operating expense reimbursements	1,593	1,984	3,667	4,237
Total revenues	76,382	74,042	167,110	159,840
Operating expenses:
Collegiate housing leasing operations	32,165	30,338	64,339	59,215
Development and management services	2,984	2,775	5,835	5,676
General and administrative	8,605	3,338	11,524	6,765
Depreciation and amortization	23,879	24,520	46,386	50,359
Ground lease expense	2,647	2,462	6,435	6,022
Other operating expense	—	—	—	500
Reimbursable operating expenses	1,593	1,984	3,667	4,237
Total operating expenses	71,873	65,417	138,186	132,774

Operating income	4,509	8,625	28,924	27,066

Nonoperating (income) expenses:
Interest expense, net of amounts capitalized	4,122	3,062	8,873	6,090
Amortization of deferred financing costs	350	358	713	779
Interest income	(21)	(17)	(64)	(49)
Gain on consolidation of unconsolidated joint ventures	(34,259)	—	(34,259)	—
Loss on extinguishment of debt	—	—	—	22
Total nonoperating (income) expenses	(29,808)	3,403	(24,737)	6,842
Income before equity in earnings of unconsolidated entities, income taxes and gain on sale of collegiate housing properties	34,317	5,222	53,661	20,224
Equity in earnings of unconsolidated entities	6,889	129	6,831	384
Income before income taxes and gain on sale of collegiate housing properties	41,206	5,351	60,492	20,608
Income tax (benefit) expense	(36)	353	30	(532)
Income before gain on sale of collegiate housing properties	41,242	4,998	60,462	21,140
Gain on sale of collegiate housing properties	20,979	691	42,337	691
Net income	62,221	5,689	102,799	21,831
Less: Net loss attributable to the noncontrolling interests	(1,226)	(381)	(1,662)	(431)
Net income attributable to Education Realty Operating Partnership L.P.	$63,447	$6,070	$104,461	$22,262

See accompanying notes to the condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$62,221	$5,689	$102,799	$21,831
Other comprehensive income:
Gain (loss) on cash flow hedging derivatives	983	(365)	3,258	713
Comprehensive income	63,204	5,324	106,057	22,544
Less: Comprehensive loss attributable to the noncontrolling interests	(1,226)	(381)	(1,662)	(431)
Comprehensive income attributable to unitholders	$64,430	$5,705	$107,719	$22,975

Earnings per unit information:
Net income attributable to unitholders – basic and diluted	$0.81	$0.07	$1.34	$0.29

Distributions per unit	$0.39	$0.38	$0.78	$0.76

Weighted average units outstanding:
Weighted average units outstanding – basic	77,406	73,755	76,912	73,709
Weighted average units outstanding – diluted	77,475	73,841	76,981	73,795

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
(Amounts in thousands, except units)
(Unaudited)

	General Partner		Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balance, December 31, 2016	6,920	$178	73,068,535	$1,803,405	$(3,564)	$1,422	$1,801,441
Vesting of restricted stock and restricted stock units	—	—	12,654	480	—	—	480
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	110,092	404	—	—	404
Amortization of long-term incentive plan awards	—	—	6	1,538	—	—	1,538
Surrender of shares to cover taxes on vesting of restricted shares	—	—	(3,283)	(2,564)	—	—	(2,564)
Distributions	—	(3)	—	(55,769)	—	—	(55,772)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	4	—	—	4
Accretion of redeemable noncontrolling interests	—	—	—	(1,207)	—	—	(1,207)
Comprehensive income (loss)	—	1	—	22,216	713	(79)	22,851
Balance, June 30, 2017	6,920	$176	73,188,004	$1,768,507	$(2,851)	$1,343	$1,767,175

Balance, December 31, 2017	6,920	$177	75,773,012	$1,845,219	$(660)	$1,229	$1,845,965
Vesting of restricted stock and restricted stock units	—	—	11,645	400	—	—	400
Issuance of units in exchange for contributions of equity offering proceeds and redemption of units	—	—	4,789,527	188,421	—	—	188,421
Reclassification of vested LTIP Units to redeemable noncontrolling interest	—	—	—	(2,856)	—	—	(2,856)
Amortization of long-term incentive plan awards	—	—	—	1,534	—	—	1,534
Distributions	—	(3)	—	(59,174)	—	—	(59,177)
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	—	(3,711)	—	—	(3,711)
Accretion of redeemable noncontrolling interests	—	—	—	(1,448)	—	—	(1,448)
Consolidation of previously unconsolidated joint ventures	—	—	—	—	—	36,111	36,111
Comprehensive income (loss)	—	6	—	104,366	3,258	(694)	106,936
Balance, June 30, 2018	6,920	$180	80,574,184	$2,072,751	$2,598	$36,646	$2,112,175

See accompanying notes to the condensed consolidated financial statements.

EDUCATION REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$102,799	$21,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,386	50,359
Deferred tax expense	31	1,078
Excess tax benefit related to the vesting of restricted stock	—	(1,610)
Loss on disposal of assets	475	—
Gain on sale of collegiate housing properties	(42,337)	(691)
Noncash rent expense related to the straight-line adjustment for long-term ground leases	2,340	2,349
Loss on extinguishment of debt	—	22
Amortization of deferred financing costs	713	779
Distributions of earnings from unconsolidated entities	3,078	287
Noncash compensation expense related to stock-based incentive awards	1,907	1,893
Equity in earnings of unconsolidated entities	(6,831)	(384)
Gain on consolidation of unconsolidated joint ventures	(34,259)	—
Change in operating assets and liabilities	(7,723)	(6,695)
Net cash provided by operating activities (net of acquisitions)	66,579	69,218

Investing activities:
Property acquisitions	—	(127,647)
Purchase of corporate assets	(965)	(1,028)
Investment in collegiate housing properties	(8,492)	(7,549)
Proceeds from sale of collegiate housing properties	125,076	17,738
Collections on notes receivable	500	—
Proceeds from disposal of property and related equity investment	3,800	—
Cash acquired in excess of cost of additional ownership interests acquired	1,891	—
Earnest money deposits	(225)	(750)
Investment in assets under development	(277,948)	(194,491)
Reimbursement of development related costs	6,659	—
Distributions from unconsolidated entities	50	128
Net cash used in investing activities	(149,654)	(313,599)

Financing activities:
Payment of mortgage and construction loans	(89,307)	(32,950)
Borrowings under mortgage and construction loans	129,400	146
Debt issuance costs	(5,620)	(493)
Borrowings on line of credit	158,000	328,000
Repayments of line of credit	(227,000)	(3,000)
Proceeds from issuance of common units in exchange for contributions	187,119	—
Payment of offering costs	—	(335)

See accompanying notes to the condensed consolidated financial statements.

	Six months ended June 30,
	2018	2017
Contributions from noncontrolling interests	904	11,054
Distributions paid on unvested restricted stock and long-term incentive plan awards	(305)	(279)
Distributions paid to unitholders	(58,872)	(55,493)
Distributions paid to noncontrolling interests	(22,058)	(450)
Repurchases of units for payments of restricted stock tax withholding	—	(2,563)
Net cash provided by financing activities	72,261	243,637
Net decrease in cash and cash equivalents and restricted cash	(10,814)	(744)
Cash and cash equivalents and restricted cash, beginning of period	29,155	42,313
Cash and cash equivalents and restricted cash, end of period	$18,341	$41,569

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$9,502	$33,496
Restricted cash	8,839	8,073
Total cash and cash equivalents and restricted cash	$18,341	$41,569

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,638	$5,815
Income taxes paid	$323	$195

Supplemental disclosure of noncash activities:
Redemption of redeemable noncontrolling interests from unit holder to shares of common stock	$1,031	$1,138
Capital expenditures in accounts payable and accrued expenses related to developments	$69,850	$69,390

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

The sole general partner of EROP is Education Realty OP GP, Inc. (“OP GP”), an entity that is wholly-owned by EdR. As of June 30, 2018, OP GP held an ownership interest in EROP of less than 1%. The limited partners of EROP are Education Realty OP Limited Partner Trust, a wholly-owned subsidiary of EdR, and other limited partners consisting of current and former members of management. OP GP, as the sole general partner of EROP, has the responsibility and discretion in the management and control of EROP, and the limited partners of EROP, in such capacity, have no authority to transact business for, or participate in the management activities of, EROP. Management operates the Trust and the Operating Partnership as one business. The management of the Trust consists of the same members as the management of the Operating Partnership. EdR consolidates the Operating Partnership for financial reporting purposes, and EdR does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same on their respective financial statements. Unless otherwise indicated, the accompanying Notes to the Condensed Consolidated Financial Statements apply to both the Trust and the Operating Partnership.

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

Pending Mergers

As disclosed in a Current Report on Form 8-K dated June 25, 2018, the Trust entered into a definitive agreement and plan of merger ("Merger Agreement") with Greystar Student Housing Growth and Income LTP, LP and certain other affiliates of Greystar Real Estate Partners LLC (collectively referred to as "Greystar") pursuant to which, upon closing, all outstanding shares of common stock, OP units and units of limited partnership interest in University Towers Operating Partnership, LP (other than the OP units and units of limited partnership interest in University Towers Operating Partnership, LP held by us and our subsidiaries) are to be converted into the right to receive $41.50 in cash (referred to as the "Mergers"). The pending Mergers are subject to customary closing conditions, including, but not limited to, the approval of the Mergers by EdR’s stockholders.

The Merger Agreement may be terminated under certain circumstances by the Trust. In addition, Greystar may terminate the Merger Agreement under certain circumstances and subject to certain restrictions. Upon a termination of the Merger Agreement, under certain circumstances, the Trust will be required to pay a termination fee to Greystar of either $50,634,537 or $118,147,254 depending on the timing and circumstances of the termination. In certain other circumstances, Greystar will be required to pay the Trust a termination fee of $200,000,000 upon termination of the Merger Agreement.

During the six months ended June 30, 2018, the Trust recognized $5.3 million of Merger-related expenses presented within general and administrative expenses in the condensed consolidated statement of income and comprehensive income. We expect that additional expenses will be incurred in connection with the closing of the Mergers; however, all such Merger-related expenses incurred by the Trust will not reduce the Merger consideration.

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

As a result of the adoption of ASU 2016-18, cash flows related to restricted cash within the investing section of the statement of cash flows have been retrospectively adjusted for the six months ended June 30, 2017, as follows (dollars in thousands):

	As Previously Reported	As Adjusted per ASU 2016-18	Effect of Change
Six months ended June 30, 2017:
Investing activities:
Restricted cash	$(235)	$—	$235
Net cash used in investing activities	(313,834)	(313,599)	235

Net change in cash and cash equivalents and restricted cash	$(979)	$(744)	$235
Cash and cash equivalents and restricted cash, beginning of year	34,475	42,313	7,838
Cash and cash equivalents and restricted cash, June 30, 2017	$33,496	$41,569	$8,073

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

Acquired collegiate housing communities’ results of operations are included in the Trust’s results of operations from the respective dates of acquisition. Appraisals, estimates of cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, land improvements, buildings and improvements, furniture, fixtures and equipment and identifiable intangibles, such as amounts related to in-place leases. Acquisition costs related to the acquisition of real estate properties are capitalized if they are not deemed to be business combinations.

Management assesses impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management uses an estimate of future undiscounted cash flows of the related asset based on its intended use to determine whether the carrying value is recoverable. If the Trust determines that the carrying value of an asset is not recoverable, the fair value of the asset is estimated and an impairment loss is recorded to the extent the carrying value exceeds estimated fair value. Management estimates fair value using discounted cash flow models, market appraisals if available and other market participant data. During the six months ended June 30, 2018 and 2017, there were no impairment losses recognized.

When a collegiate housing community has met the criteria to be classified as held for sale, the fair value less cost to sell such asset is estimated. If the fair value less cost to sell the asset is less than the carrying amount of the asset, an impairment charge is recorded for the estimated loss. Depreciation expense is no longer recorded once a collegiate housing community has met the held for sale criteria. Dispositions that represent a strategic shift in the business will qualify for treatment as discontinued operations. The property dispositions during the six months ended June 30, 2018 and 2017 did not qualify for treatment as discontinued operations and, as a result, the operations of the properties are included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

During August 2016, the Trust committed and finalized plans to demolish and redevelop Players Club, an off-campus community that serves Florida State University. Depreciation estimates were revised to reflect the shortened remaining useful life. The Trust recorded $1.1 million and $2.9 million, respectively, of accelerated depreciation during the three and six months ended June 30, 2017, respectively, related to the change in estimate. The impact on net income attributable to EdR common stockholders per share - basic and diluted for the three and six months ended June 30, 2017 was $0.02 and $0.04, respectively. The community is still under development as of June 30, 2018.

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

The Trust had no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Trust and its subsidiaries file federal and state income tax returns. As of June 30, 2018, open tax years generally included tax years for 2014, 2015, 2016 and 2017. The Trust’s policy is to include interest and penalties related to unrecognized tax benefits in general and administrative expenses. For the three and six months ended June 30, 2018 and 2017, the Trust had no interest or penalties recorded related to unrecognized tax benefits.

Goodwill and other intangible assets

Goodwill is tested annually at the reporting unit level for impairment as of December 31 and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The accumulated impairment loss recorded is $0.4 million. No additional impairment has been recorded through June 30, 2018. The carrying value of goodwill was $3.1 million as of June 30, 2018 and December 31, 2017, of which $2.1 million was recorded on the management services segment and $0.9 million was recorded on the development consulting services segment. Goodwill is not subject to amortization.

Other intangible assets generally include in-place leases acquired in connection with acquisitions of collegiate housing properties. As of June 30, 2018 and December 31, 2017, gross in-place leases totaled $19.9 million and $12.2 million, respectively, and are being amortized over the estimated life of the remaining lease term, which is less than one year for student housing leases. Amortization expense totaled $2.0 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense totaled $2.0 million and $6.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, accumulated amortization totaled $13.1 million and $11.1 million, respectively. The carrying value of other intangible assets related to in-place leases was $6.7 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively.

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

Deferred revenue related to collegiate housing revenue consists primarily of prepaid rent and deferred straight line rent revenue and totaled $10.6 million and $20.5 million at June 30, 2018 and December 31, 2017, respectively.

Third-party development services revenue — Third-party development services represent a single performance obligation for the delivery of a completed collegiate housing property. Third-party development fees generally represent 3% to 5% of the total cost of a project and are estimated and stipulated in the contract subject to adjustment for changes in the total cost of the project. Management has determined that the development fee and construction oversight fee outlined in the contract represent variable consideration, and the transaction price should be estimated based on the most likely amount, which will generally be the amount set forth in the contract for such fees. The Trust recognizes the development fee and construction oversight fee based on the percentage of the total project completed to date as control of the work in process transfers to the owner as construction is performed. In addition, some development consulting contracts include a provision whereby the Trust can participate in project savings resulting from successful cost management efforts and earn an additional development fee. Management believes that the additional development fee also represents variable consideration and should be estimated based on the expected value method subject to the constraint for factors outside the entity's control that could result in a significant reversal of previously recognized revenue. Variable consideration related to the additional development fee is reassessed each quarter to determine whether the uncertainties associated with such fee are sufficiently resolved to produce an estimate of the expected value that would not be probable of resulting in a significant reversal of previously recognized revenue. During the six months ended June 30, 2017, there was $0.6 million of additional fees related to cost-savings included in third-party development services revenue. At June 30, 2018 and December 31, 2017, there was no unearned revenue from customers relating to development consulting services.

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

Recent accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, "Compensation-Stock Compensation" (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, "Equity-Equity-Based payments to Non-Employees." The ASU is effective for the Trust for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than a company’s adoption date of Topic 606, "Revenue from Contracts with Customers." The adoption of this guidance is not expected to have a material impact on the Trust’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, on a modified retrospective basis. The Trust's primary revenue is collegiate housing lease and lease-related revenue; as such, the Trust is a lessor on a significant number of leases. The Trust is continuing to evaluate the potential impact of the ASU and believes it will continue to account for its leases in substantially the same manner due to the short-term nature (less than 12 months) of its leases. The most significant change anticipated relates to ground lease agreements under which the Trust is the lessee, which could result in recording the right-of-use asset and related liability on the balance sheet. The Trust’s ground lease payments generally vary based upon percentages of property revenues. and variable lease payments are excluded from the calculation of right-of-use assets and related liabilities. Therefore, a substantial portion of the Trust’s annual ground rent payments will be excluded from the calculations of the right-of-use assets and related liabilities. The Trust plans to adopt ASU 2016-02 effective January 1, 2019 and is continuing to evaluate and quantify the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), as amended by ASU 2015-04 to defer the effective date. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years and permits the use of either a full retrospective method or a modified retrospective method. The standard also allows the use of certain practical expedients described below. Since the issuance of ASU 2014-09, the FASB has issued ASU 2016-08, which is intended to improve the understandability of the implementation guidance regarding principal versus agent considerations, and has issued ASU 2016-10 to clarify the identification of performance obligations and the implementation guidance related to licensing. The FASB also issued ASU 2016-12 to provide further implementation guidance in some areas and add practical expedients. The effective dates of these amendments are the same as ASU 2014-09. The Trust adopted the new revenue standard using the modified retrospective approach as of January 1, 2018, and has completed its assessment of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. The adoption of this standard did not have an impact on the consolidated financial statements on the date of adoption, as a substantial portion (approximately 89%) of revenue consists of lease and lease-related income from leasing arrangements, which is specifically excluded from ASU 2014-09. The Trust's other non-lease related revenue streams, which have been evaluated under ASU 2014-09 and related guidance, include but are not limited to third-party development services, third-party management services and operating expense reimbursements. The Trust utilized the practical expedient to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings only for contracts that are not completed at January 1, 2018. There was no impact to opening retained earnings related to adopting the guidance because there were no third-party development consulting agreements outstanding at December 31, 2017. Based on management's analysis of the Trust’s non-lease related revenue streams, the primary impact of the new revenue standard is enhanced disclosures that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors, and there was no material impact to our consolidated results of operations for the adoption of the standard for the six months ended June 30, 2018. As the Trust utilized the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Prior to adoption of ASU 2014-09, gains for real estate sales transactions were recognized and then reduced by exposure to loss related to any continuing involvement at the time of sale. Upon adoption of ASU 2014-09, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the continuing involvement performance obligation is satisfied, the sales price allocated to it will be recognized. The Trust had no sales of real estate with continuing involvement during the six months ended June 30, 2018 or in any prior periods that would require cumulative adjustment as of January 1, 2018.

3. Acquisition and development of real estate investments

Acquisition of additional ownership interests in previously unconsolidated joint ventures

Prior to May 16, 2018, the Trust held a 50% ownership interest in each of 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall, and West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights (see Note 5). The joint ventures were accounted for under the equity method of accounting as the Trust participated in, but did not control, those entities. On May 16, 2018, the Trust acquired an additional 1% ownership interest in 1313 5th Street MN Holdings, LLC and an additional 10% ownership interest in West Clayton Athens GA Owner, LLC. Simultaneously with the acquisition of additional ownership interests, the joint venture agreements were amended to provide the Trust with the control to direct the activities of these entities. These entities were determined to be VIEs, and the Trust was deemed to be the primary beneficiary. Therefore, these entities were consolidated by the Trust beginning on May 16, 2018 and noncontrolling interests were evaluated as nonredeemable and recorded at fair value as equity in the accompanying condensed consolidated statements of changes in equity and partners' capital.

As both entities were deemed to be VIEs, the Trust recognized a combined $34.3 million gain on remeasurement as the difference between the sum of the fair value of consideration paid, the fair value of noncontrolling interests and the reported amount of the previously held interests, less the net amount of the VIE's identifiable assets and liabilities recognized and measured in accordance with ASC 805, Business Combinations ("ASC 805"). The gain is presented separately in nonoperating income in the accompanying condensed consolidated statements of income and comprehensive income. Below is summary of the net assets recognized and measured under ASC 805 as of the date of consolidation (in thousands):

	The Marshall	Georgia Heights	Total
Collegiate housing property	$127,645	$67,647	$195,292
In-place leases	4,255	3,353	7,608
Net working capital	2,811	79	2,890
Mortgage debt, net of deferred financing costs	(81,964)	(45,352)	(127,316)
Total net assets consolidated	$52,747	$25,727	$78,474

The Marshall collegiate housing community has 994 beds and 316 units. The Georgia Heights collegiate housing community has 303 beds and 266 units.

Acquisitions of collegiate housing properties

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

Development of collegiate housing properties

During 2017, the Trust completed the development of, and placed in service, the following communities which opened for the 2017/2018 lease year. The costs incurred represent the balance capitalized in collegiate housing properties, net as of December 31, 2017 (in thousands):

Name	Primary University Served	Bed Count	Costs Incurred as of December 31, 2017	Internal Development Costs Capitalized	Interest Costs Capitalized	Internal Development Costs Capitalized	Interest Costs Capitalized
				Six months ended June 30, 2017		Three months ended June 30, 2017
University Flats	University of Kentucky	771	$75,241	$133	$1,266	$75	$628
Sawtooth Hall	Boise State University	656	35,350	133	483	77	266
Lewis Hall	University of Kentucky	346	26,325	129	401	71	227
SkyVue	Michigan State University	824	87,142	79	1,324	40	669
The Local: Downtown	Texas State University	304	31,131	74	359	43	198
The Woods - Phase I	Northern Michigan University	417	25,742	162	367	84	221
Total		3,318	$280,931	$710	$4,200	$390	$2,209

In January 2018, the Trust completed the development of and placed into service the second phase of The Woods, a collegiate housing property with total project cost of $26.5 million consisting of 433 beds and 121 units serving Northern Michigan University.

The following represents a summary of active developments as of June 30, 2018, including internal development costs and interest costs capitalized during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

Name	Costs Incurred as of June 30, 2018	Internal Development Costs Capitalized		Interest Costs Capitalized		Internal Development Costs Capitalized		Interest Costs Capitalized
		Six months ended June 30,		Six months ended June 30,		Three months ended June 30,		Three months ended June 30,
		2018	2017	2018	2017	2018	2017	2018	2017
One on 4th	$46,143	$82	$85	$665	$434	$42	$48	$356	$229
Maplewood	72,370	145	163	784	80	79	39	493	48
The Woods - Phase III	20,667	120	—	243	—	49	—	56	—
One on Centre	99,345	132	55	1,344	377	76	29	761	199
Players Club Redevelopment	36,076	92	67	417	24	52	54	254	13
Hale Mahana	95,800	112	77	1,344	466	54	38	766	204
Hub at Minneapolis	93,059	66	43	1,042	104	32	25	611	83
Union at Tempe	155,472	128	103	2,263	583	61	44	1,275	323
Union on Lincoln Way	44,801	94	58	512	68	53	20	306	59
Union on Plum	25,851	105	67	294	43	53	45	175	22
SouthSide Commons	7,414	111	—	49	—	39	—	37	—
College View	7,137	131	—	37	—	55	—	33	—
Undeveloped land	29,065	168	—	372	—	59	—	234	—
Total active projects under development	$733,200	$1,486	$718	$9,366	$2,179	$704	$342	$5,357	$1,180

As of June 30, 2018, the Trust is contractually obligated to fund remaining amounts under guaranteed maximum price contracts with the general contractor of approximately $160.7 million to complete these developments.

4. Disposition of real estate investments

During the six months ended June 30, 2017, the Trust sold The Reserve on Stinson collegiate housing community located in Norman, Oklahoma for a gross sales price of approximately $18.2 million. The Trust received net proceeds of approximately $17.7 million after deducting closing costs and recognized a $0.7 million gain on this disposition.

During the six months ended June 30, 2018, the Trust sold the communities set forth in the table below for an aggregate selling price of $129.2 million. The Trust received combined net proceeds of approximately $125.1 million after deducting closing costs and recognized a $42.3 million gain on these dispositions.

Name	Primary University Served	Disposition Date	# of Beds	# of Units
Campus Lodge	University of Florida	February 2018	1,115	360
River Pointe	University of West Georgia	February 2018	504	132
Carrollton Crossing	University of West Georgia	February 2018	336	84
Commons on Bridge	University of Tennessee	April 2018	150	51
The Commons at Knoxville	University of Tennessee	April 2018	708	211

The net income attributable to all disposed properties is included in continuing operations in the accompanying condensed consolidated statements of income and comprehensive income through the date of disposition.

5. Investments in unconsolidated entities

As discussed in Note 3, the Trust acquired additional ownership in 1313 5th Street MN Holdings, LLC, and West Clayton Athens GA Owner, LLC. Simultaneous with the acquisition of additional ownership interests, the joint venture agreements were amended to provide the Trust with the control to direct the activities of these entities. Therefore, these entities were consolidated by the Trust beginning on May 16, 2018 and are no longer accounted for under the equity method of accounting.

Also, during the three months ended June 30, 2018, the Trust sold its investment in the joint venture at University Village - Greensboro collegiate housing community and received net proceeds of approximately $3.8 million after deducting closing costs. The Trust recognized a $6.1 million gain on the disposition as the carrying value was less than zero due to cumulative distributions in excess of the investment and the obligation and commitment to fund the joint venture.

As of December 31, 2017, the Trust had investments in the following unconsolidated joint ventures (see Note 2), all of which are accounted for under the equity method:

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

As of June 30, 2018, the Trust had a 14% interest in Elauwit Networks LLC. The Trust participates in major operating decisions of Elauwit Networks LLC but does not control the entity; therefore, the equity method is used to account for this investment.

The following is a summary of the results of operations related to the unconsolidated joint ventures for the six months ended June 30, 2018 and 2017 and includes results from The Marshall, Georgia Heights and Greensboro joint ventures until the date of acquisition of additional ownership interests and consolidation, or sale, as applicable (unaudited, in thousands):

Results of Operations of Unconsolidated Entities: For the six months ended June 30,	2018	2017
Revenues	$18,716	$12,130
Net income (1)	$21,125	$837
Equity in earnings of unconsolidated entities (2)	$6,831	$384
(1) Included in net income for the period ending June 30, 2018 is a $21.2 million gain on sale of the assets of the University Village - Greensboro joint venture.
(2) Included in equity in earnings of unconsolidated entities for the period ending June 30, 2018 was a $6.1 million gain on the disposition of University Village - Greensboro.

As of June 30, 2018 and December 31, 2017, the Trust had $7.0 thousand and $23.2 million of investments in unconsolidated entities classified in other assets in the accompanying condensed consolidated balance sheets. As of December 31, 2017, the Trust had $2.0 million of recorded liabilities related to investments in unconsolidated entities where distributions exceeded contributions and equity in earnings and the Trust has historically provided financial support; therefore, these investments were classified in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet (see Note 2).

6. Debt

As of June 30, 2018 and December 31, 2017, the Trust had the following debt outstanding:

	June 30, 2018	December 31, 2017
Unsecured indebtedness:
Revolving credit facility	280,000	349,000
Unsecured term loan facility	187,500	187,500
Unsecured senior notes	250,000	250,000
Unsecured private placement notes	150,000	150,000
Total	867,500	936,500
Less: Unamortized deferred financing costs	(2,770)	(3,051)
Unsecured indebtedness, net	864,730	933,449
Mortgage debt, net of unamortized deferred financing costs of $2,130	127,270	—
Total outstanding debt, net of unamortized deferred financing costs	$992,000	$933,449

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
EdR serves as the guarantor for any funds borrowed by the Operating Partnership under the Revolver. The interest rate per annum applicable to the Revolver is, at the Operating Partnership’s option, equal to a base rate or the London InterBank Offered Rate ("LIBOR") plus an applicable margin based upon our leverage. As of June 30, 2018, the interest rate applicable to the Revolver was 3.00%. If amounts are drawn, due to the fact that the Revolver bears interest at variable rates, cost approximates the fair value. As of June 30, 2018, the outstanding balance on the Revolver was $280.0 million, and the Trust had an outstanding letter of credit of $0.8 million; therefore, the Trust's remaining availability was $319.2 million.

The Revolver contains customary affirmative and negative covenants and contains financial covenants that, among other things, require the maintenance of certain minimum ratios of EBITDA (earnings before payment or charges of interest, taxes, depreciation, amortization or extraordinary items) as compared to interest expense and total fixed charges and certain leverage ratio tests. The covenants also permit distributions, provided that the Operating Partnership is not in default. As of June 30, 2018, the Operating Partnership was in compliance with all covenants of the Revolver.

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

The interest rate per annum on the Tranche A Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The interest rate per annum on the Tranche B Term Loan is, at the Operating Partnership’s option, equal to a base rate or LIBOR plus an applicable margin ranging from 120 to 190 basis points. The applicable margin for the Term Loans is based on leverage. At June 30, 2018 and December 31, 2017, the aggregate outstanding balance under the Term Loans was $186.7 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.8 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of June 30, 2018, the Operating Partnership was in compliance with all covenants.

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

As of June 30, 2018, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

Unsecured notes payable

Unsecured senior notes

On November 24, 2014, the Operating Partnership completed the public offering of $250.0 million aggregate principal amount of unsecured senior notes (the "Unsecured Senior Notes") under an existing shelf registration statement. The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. At June 30, 2018 and December 31, 2017, the outstanding balance under the Unsecured Senior Notes was $248.3 million and $248.2 million, respectively, which is presented net of unamortized deferred financing costs of $1.7 million and $1.8 million, respectively, in the accompanying condensed consolidated balance sheets. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of EdR and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2018, the Operating Partnership was in compliance with all covenants.

Unsecured private placement notes

On August 31, 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured notes in a private placement. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Senior A Notes”), and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. Net proceeds from issuance of the Notes were used to repay a portion of the outstanding balance on the Revolver. At June 30, 2018 and December 31, 2017, the outstanding principal balance on the Notes was $149.7 million, which is presented net of unamortized deferred financing costs of $0.3 million.

The Notes contain customary affirmative and restrictive covenants substantially similar to those in the Revolver and Second Amended and Restated Credit Agreement. Additionally, the Notes contain cross-default provisions if the Operating Partnership defaults on other indebtedness exceeding a threshold of $35.0 million. As of June 30, 2018, the Operating Partnership was in compliance with all covenants.

Mortgage debt

During the six months ended June 30, 2018, in connection with the acquisition of additional ownership interests in the joint ventures discussed in Note 3, the Operating Partnership entered into $129.4 million of fixed rate mortgage debt secured by The Marshall and Georgia Heights. The loans for both collegiate housing communities bear interest at 4.13%, mature on June 1, 2028, are secured by the underlying properties and require a monthly interest-only payment until maturity. Financing costs of

$2.1 million were incurred in connection with the new debt. The outstanding mortgage debt is presented net of unamortized deferred financing costs of $2.1 million.
The scheduled maturities of outstanding indebtedness as of June 30, 2018 are as follows (in thousands):

Year
2018 (six months ending December 31, 2018)	$—
2019	—
2020	—
2021	122,500
2022	65,000
2023	280,000
Thereafter	529,400
Total	996,900
Unamortized deferred financing costs	(4,900)
Outstanding as of June 30, 2018, net of unamortized deferred financing costs	$992,000

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

The following summarizes the Operating Partnership's exposure under such guaranties as of December 31, 2017 (dollars in thousands):

		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,546	n/a	$5,637	n/a
The Marshall	50%	54,956	8,767	27,478	4,384
Georgia Heights	50%	34,796	7,230	17,398	3,615

As discussed in Note 5, as a result of the sale of the University Village - Greensboro collegiate housing community and the repayment of the debt, no guarantees remain outstanding at June 30, 2018.

Also, as a result of the acquisition of the additional ownership interests in the joint ventures discussed in Notes 3 and 5, the construction debt on both joint ventures was repaid, and no partial repayment guarantees remain outstanding at June 30, 2018.

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

8. Noncontrolling interests

Operating Partnership

Joint Ventures: As of June 30, 2018, EROP had ownership interests in 13 joint venture agreements to develop, own and manage certain collegiate housing communities. Seven of the developments are still under construction at June 30, 2018. All of these joint ventures are VIEs that meet the criteria for consolidation (see Note 2).

EROP's joint venture partners' investments in all but three of the communities under development met the requirements to be classified outside of permanent equity and are therefore classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets and net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income due to the partners' ability to put their ownership interests to EROP for cash based on fair value or at substantially fixed exercise prices as stipulated in the operating agreements.

As a result of the additional ownership interests acquired in the joint ventures holding The Marshall and Georgia Heights collegiate housing communities (see Notes 3 and 5) during the three months ended June 30, 2018, the partners' remaining ownership interests in the joint ventures are now accounted for as nonredeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying condensed consolidated statements of income and comprehensive income.

At June 30, 2018 and December 31, 2017, the Trust also has a 97.0% partnership interest in the collegiate housing community previously referred to as Urbane. The partner's remaining ownership interests is accounted for as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets due to the partner's ability to further put its remaining ownership interests to the Operating Partnership for cash based on fair value. The share in net income (loss) attributable to noncontrolling interests is recorded in the accompanying condensed consolidated statements of income and comprehensive income.

The value of the joint venture partners' investments in the development projects and acquired properties redeemable at fair value are reported at the greater of fair value or historical cost at the end of each reporting period. At June 30, 2018 and December 31, 2017, the joint venture partners' investments in properties under development were recorded at historical cost, as the carrying value approximates fair value. At June 30, 2018 and December 31, 2017, the Trust's joint venture partners' investments in completed developments were recorded at fair value, which exceeded carrying value. At June 30, 2018 and December 31, 2017, the joint venture partners' interest in the acquired properties was recorded at fair value.

The joint venture partners’ investments in development projects redeemable at substantially fixed prices are considered redeemable at other than fair value. The accretion recorded during the six months ended June 30, 2018 and 2017 were $1.4 million and $1.2 million, respectively. The change in redemption value during the three and six months ended June 30, 2018 is reflected in retained earnings and is also included in the calculation of earnings per share using the two-class method.

EROP also owns a 72.7% interest in University Towers Operating Partnership, LP. This entity is considered a VIE that meets the criteria for consolidation (see Note 2). The units of the limited partnership interest of University Towers Operating Partnership, LP (“University Towers Operating Partnership Units”) are also classified as noncontrolling interests. The University Towers Operating Partnership Units are redeemable at the option of the holder, and they participate in net income and distributions. Accordingly, EROP has determined that the University Towers Operating Partnership Units meet the requirements to be classified outside of permanent equity and are therefore also classified as redeemable noncontrolling interests in the accompanying condensed consolidated balance sheets. Income related to such units is recorded as net income (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of income and comprehensive income. As of June 30, 2018 and December 31, 2017, there were 69,086 University Towers Operating Partnership Units outstanding. The value of redeemable University Towers Operating Partnership Units is reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2018 and December 31, 2017, EROP reported the redeemable noncontrolling interests at fair value, which was greater than historical cost.

The following table sets forth activity with the redeemable noncontrolling interests for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
Beginning balance	$48,490	$32,160
Net loss	(968)	(352)
Contributions from redeemable noncontrolling interests	904	12,404
Adjustments to report redeemable noncontrolling interests at fair value	2,089	80
Distributions	(413)	(322)
Accretion of redeemable noncontrolling interests	1,448	1,207
Ending balance	$51,550	$45,177

Redeemable Limited Partner Units: The OP Units and vested LTIP Units that may be tendered for redemption by the holders thereof for cash or, at EdR's option, for shares of EdR common stock are classified as redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership. The redeemable limited partner units are reported at the greater of fair value or historical cost at the end of each reporting period. As of June 30, 2018 and December 31, 2017, EROP reported the redeemable limited partner units at fair value (considered Level 2 as determined based on the market price of the Trust's common stock), which was greater than historical cost.

During the six months ended June 30, 2018 and 2017, 25,000 and 27,500 OP Units were redeemed for 25,000 and 27,500 shares of EdR's common stock, respectively. As of June 30, 2018 and December 31, 2017, there were 80,207 and 105,198 OP Units outstanding, respectively, other than OP Units held by EdR. Also at June 30, 2018 and December 31, 2017, 100,055 and 21,452, respectively, of vested LTIP Units from the 2015, 2016 and 2017 LTIP Plans (see Note 10) were included in redeemable limited partner units in the mezzanine section of the accompanying condensed consolidated balance sheets of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partner units for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
Beginning balance	$4,353	$6,789
Net income	89	45
Distributions	(468)	(127)
Reclassification of vested LTIP Units to redeemable limited partner units	2,856	522
Conversion of redeemable partner units in exchange for common stock or redemption for cash	(1,109)	(1,138)
Adjustments to report redeemable limited partner units at fair value	1,575	(84)
Ending balance	$7,296	$6,007

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

During 2017, the Trust had fully settled three Forward Agreements under the 2016 ATM Program by delivering 2.6 million shares of newly issued common stock and receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes.

During the six months ended June 30, 2018, the Trust fully settled three Forward Agreements under its 2017 ATM Program by delivering 4.8 million shares of newly issued common stock and receiving $187.1 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. At June 30, 2018, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program and no outstanding Forward Agreements.

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

10. Incentive plans

On May 10, 2017, EdR's stockholders approved the Education Realty Trust, Inc. 2017 Omnibus Equity Incentive Plan (the "2017 Plan"). The purpose of the 2017 Plan is to promote the interests of the Trust and its stockholders by attracting, motivating and retaining talented executive officers, employees and directors of the Trust and linking their compensation to the long-term interests of the Trust and its stockholders. The 2017 Plan replaced the Education Realty Trust, Inc. 2011 Omnibus Equity Incentive Plan (the "2011 Plan") in its entirety and authorized the grant of the 346,111 shares that remained available for grant under the 2011 Plan, as well as 1,000,000 additional shares. As of June 30, 2018, the Trust had 1,105,958 shares of its common stock reserved for issuance pursuant to the 2017 Plan. Automatic increases in the number of shares available for issuance are not provided. The 2017 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-based incentive awards to employees, directors and other key persons providing services to the Trust. The 2017 Plan limits the number of shares and LTIP units subject to awards granted during any calendar year to any non-employee director, together with cash fees paid during the calendar year, to a maximum of $500,000 in total value.

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

During the six months ended June 30, 2018, achievement of the performance objectives under the Trust's 2015 Long-Term Incentive Plan (the "2015 LTIP") for the performance period ended December 31, 2017 was determined, resulting in 73,000 performance-vesting LTIP Units being forfeited and 57,000 performance-vesting LTIP Units vesting. As described in Note 8, once vested, the LTIP Units are redeemable for cash or, at EdR's discretion, for shares of EdR's common stock.

Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income was $1.5 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively. Compensation expense recognized in general and administrative expense in the accompanying condensed consolidated statements of income and comprehensive income was $1.0 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, unearned compensation totaled $6.5 million and $3.9 million, respectively, and will be recorded as expense over the applicable vesting period.

A summary of the stock-based incentive plan activity as of and for the six months ended June 30, 2018 and 2017 is as follows:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU	LTIP Units	Weighted-Average Grant Date Fair Value Per LTIP Unit
Outstanding as of December 31, 2016 (1)	7,799	$26.46	91,756	$19.20	280,452	$22.29
Granted	—	—	—	—	146,728	25.85
Vested	(4,516)	26.46	(53,131)	19.20	(14,385)	36.30
Surrendered	(3,283)	26.46	(38,625)	19.20	—	—
Outstanding as of June 30, 2017 (1)	—	$—	—	$—	412,795	$22.80

Outstanding as of December 31, 2017 (1)	—	$—	—	$—	412,795	$22.80
Granted	—	—	—	—	255,894	16.82
Vested	—	—	—	—	(81,112)	22.34
Surrendered	—	—	—	—	(75,605)	16.35
Outstanding as of June 30, 2018 (1)	—	$—	—	$—	511,972	$20.84
(1) Represents unvested shares of restricted stock awards and LTIP units as of the date indicated, as applicable.

11. Derivatives and hedging activities

Cash Flow Hedges of Interest Rate Risk

The objectives in using interest rate derivatives are to add stability to interest expense and to manage the exposure to interest rate movements. To accomplish this objective, interest rate swaps are used as part of the interest rate risk management strategy. During the six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. As of June 30, 2018, six interest rate swaps were outstanding with a combined notional amount of $187.5 million that were designated as cash flow hedges of interest rate risk. Also as of June 30, 2018, the Trust had three forward-starting interest rate swap agreements with an aggregate notional amount of $65.0 million. The Trust entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on the extended term of the Tranche B Term Loan concurrently with executing the Second Amended and Restated Credit Agreement (see Note 6). Accordingly, the forward-starting interest rate swaps were designated as cash flow hedges of interest rate risk. The counter-parties to such swaps are major financial institutions.

The fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period or periods that the hedged forecasted transaction affects earnings. During the next twelve months, an additional $0.5 million is estimated to be reclassified to earnings as a decrease to interest expense.

As of June 30, 2018 and December 31, 2017, the fair value of the derivatives is as follows (in thousands):

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
		Fair Value	Fair Value		Fair Value	Fair Value
Interest rate contracts	Other assets	$2,598	$281	Accounts payable and accrued expenses	$—	$941
Total derivatives designated as hedging instruments		$2,598	$281		$—	$941

The following table discloses the effect of the derivative instruments on other comprehensive income in the condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2018 and 2017 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Loss Reclassified from Accumulated OCI into Income	Amount of (Loss) Reclassified from Accumulated OCI into Income
2018	Interest rate contracts	$1,849	Interest expense	$(294)
2018	Forward-starting interest rate contracts	$1,114	Interest expense	$—
2017	Interest rate contracts	$(229)	Interest expense	$(1,114)
2017	Forward-starting interest rate contracts	$(172)	Interest expense	$—

The following table discloses the effect of the derivative instruments on other comprehensive income in the condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2018 and 2017 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Loss Reclassified from Accumulated OCI into Income	Amount of (Loss) Reclassified from Accumulated OCI into Income
2018	Interest rate contracts	$552	Interest expense	$(73)
2018	Forward-starting interest rate contracts	$358	Interest expense	$—
2017	Interest rate contracts	$(533)	Interest expense	$(505)
2017	Forward-starting interest rate contracts	$(337)	Interest expense	$—

The following table discloses the effect of the derivative instruments on interest expense in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total interest expense presented in the condensed consolidated statements of income and comprehensive income in which the effects of cash flow hedges are recorded	$4,122	$3,062	$8,873	$6,090
Amount of losses reclassified from accumulated OCI into interest expense	$73	$505	$294	$1,114

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

12. Earnings per share/unit

Earnings per Share - The Trust

The following is a summary of the components used in calculating earnings per share for the three and six months ended June 30, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator – basic and diluted earnings per share:
Net income attributable to common shareholders	$63,414	$6,060	$104,372	$22,217
Accretion of redeemable noncontrolling interests	(724)	(724)	(1,448)	(1,207)
Net income attributable to common shareholders after accretion of redeemable noncontrolling interests	$62,690	$5,336	$102,924	$21,010

Denominator:
Basic weighted average shares of common stock outstanding	77,101	73,623	76,660	73,566
OP Units(1)	80	132	91	143
University Towers Operating Partnership Units	69	69	69	69
Shares issuable upon settlement of the Forward Agreements	—	17	—	17
Diluted weighted average shares of common stock outstanding	77,250	73,841	76,820	73,795

Earnings per share – basic:
Net income attributable to common shareholders	$0.81	$0.07	$1.34	$0.29

Earnings per share – diluted:
Net income attributable to common shareholders	$0.81	$0.07	$1.34	$0.28

Distributions declared per common share	$0.39	$0.38	$0.78	$0.76
(1) Includes the impact of weighted average number of OP Units outstanding during the period.

Earnings per Unit - EROP

The following is a summary of the components used in calculating earnings per unit for the three and six months ended June 30, 2018 and 2017 (dollars and units in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator – basic and diluted earnings per unit:
Net income attributable to unitholders	$63,447	$6,070	$104,461	$22,262
Accretion of redeemable noncontrolling interests	(724)	(724)	(1,448)	(1,207)
Net income attributable to common unitholders after accretion of redeemable noncontrolling interests	$62,723	$5,346	$103,013	$21,055

Denominator:
Weighted average units outstanding	76,714	73,189	76,252	73,173
Redeemable Operating Partnership units(1)	80	132	91	143
LTIP units	612	434	569	393
Weighted average units outstanding – basic	77,406	73,755	76,912	73,709

Redeemable University Towers Operating Partnership Units	69	69	69	69
Units issuable upon settlement of the Forward Agreements	—	17	—	17
Weighted average units outstanding – diluted	77,475	73,841	76,981	73,795

Earnings per unit – basic and diluted:
Net income attributable to unitholders	$0.81	$0.07	$1.34	$0.29

Distributions declared per unit	$0.39	$0.38	$0.78	$0.76
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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Trust has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all derivatives held as of June 30, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

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

The table below presents the assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall and summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
June 30, 2018:
Derivative financial instruments (asset position)	$2,598	$—	$2,598	$—
Deferred compensation plan assets	990	990	—	—
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	9,834	—	9,834	—
Joint venture partners' interests in development joint ventures and acquisitions	40,500	—	—	40,500

December 31, 2017:
Derivative financial instruments (liability position)	$660	$—	$660	$—
Deferred compensation plan assets	904	904	—	—
Redeemable noncontrolling interests measured at fair value:
OP Units, LTIP Units and University Towers Operating Units	6,499	—	6,499	—
Joint venture partners' interest in development joint ventures and acquisitions	39,169	—	—	39,169

The table below shows the reconciliation of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Six months ended June 30,
	2018	2017
Beginning balance	$39,169	$3,250
Purchases, issuances and settlements, net	(82)	—
Adjustment of fair value during period reflected in net income	—	500
Adjustment of fair value during the period reflected in additional paid in capital	1,413	—
Transfers into Level 3	—	—
Ending balance	$40,500	$3,750

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

The table below summarizes the gross carrying amounts and fair values of these financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Unsecured senior notes	$250,000	$—	$248,777	$—
Revolving credit facility	280,000	—	280,000	—
Unsecured term loan facility	187,500	—	187,500	—
Unsecured private placement notes	150,000	—	147,613	—
Fixed rate mortgage loans	129,400	—	128,369	—

	December 31, 2017
	Carrying value	Estimated Fair Value
		Level 1	Level 2	Level 3
Notes receivable	$500	$—	$463	$—
Unsecured senior notes	250,000	—	261,034	—
Revolving credit facility	349,000	—	349,000	—
Unsecured term loan facility	187,500	—	187,500	—
Unsecured private placement notes	150,000	—	153,711	—

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

The following table represents the Trust’s segment information for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$74,190	$70,071	$161,939	$150,856
Collegiate housing leasing operations	32,165	30,338	64,339	59,215
Net operating income	$42,025	$39,733	$97,600	$91,641
Total segment assets at end of period (1)	$3,309,121	$2,733,287	$3,309,121	$2,733,287

Development Consulting Services:
Third-party development consulting services	$—	$1,156	$—	$2,971
General and administrative (3)	437	510	870	1,021
Net operating (loss) income	$(437)	$646	$(870)	$1,950
Total segment assets at end of period(2)	$4,864	$1,950	$4,864	$1,950

Management Services:
Third-party management services	$599	$831	$1,504	$1,776
General and administrative (3)	568	509	1,122	1,044
Net operating income	$31	$322	$382	$732
Total segment assets at end of period(2)	$11,205	$10,875	$11,205	$10,875

Reconciliations:
Segment revenue	$74,789	$72,058	$163,443	$155,603
Operating expense reimbursements	1,593	1,984	3,667	4,237
Total segment revenues	$76,382	$74,042	$167,110	$159,840

Segment operating expenses	$33,170	$31,357	$66,331	$61,280
Reimbursable operating expenses	1,593	1,984	3,667	4,237
Total segment operating expenses	$34,763	$33,341	$69,998	$65,517

Segment net operating income	$41,619	$40,701	$97,112	$94,323
Other unallocated general and administrative expenses (4)	(10,584)	(5,094)	(15,367)	(10,376)
Depreciation and amortization	(23,879)	(24,520)	(46,386)	(50,359)
Ground leases	(2,647)	(2,462)	(6,435)	(6,022)
Nonoperating income (expenses)	29,808	(3,403)	24,737	(6,842)
Other operating expense	—	—	—	(500)
Equity in earnings of unconsolidated entities	6,889	129	6,831	384
Income before income taxes and gain on sale of collegiate housing properties	$41,206	$5,351	$60,492	$20,608
(1) The increase in segment assets related to the collegiate housing segment during the six months ended June 30, 2018 as compared to the same period in 2017 is primarily related to the completed development of six collegiate housing communities, consolidation of two joint ventures previously accounted for under the equity method of accounting and the continued development of twelve assets under development for ownership by the Trust offset by the sale of four collegiate housing communities.
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

None.

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

Pending Mergers

As publicly announced on June 25, 2018, the Trust entered into a definitive agreement and plan of merger ("Merger Agreement") with affiliates of Greystar Real Estate Partners LLC ("Greystar") pursuant to which, upon closing, all outstanding shares of common stock, OP units and units of limited partnership interest in University Towers Operating Partnership, LP (other than the OP units and units of limited partnership interest in University Towers Operating Partnership, LP held by us and our subsidiaries) are to be converted into the right to receive $41.50 in cash (referred to as the "Mergers"). The pending Mergers are subject to customary closing conditions, including, but not limited to, the approval of the Mergers by EdR’s stockholders.

Our ability to execute our business strategies could be affected by operating restrictions included in the Merger Agreement, including restrictions on selling or acquiring properties, raising additional equity capital and obtaining or modifying new or existing debt financings, except as may be consented to by Greystar or provided in the Merger Agreement as further described below in “Liquidity and Capital Resources — Liquidity outlook and capital requirements.” We have incurred and anticipate incurring additional Merger-related expenses regardless of whether the Mergers close. See Forward-Looking Statements below, Part II, Item 1A. Risk Factors and elsewhere below for factors and additional discussions related to the Mergers that could affect our results of operations and financial condition.

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

Collegiate housing leasing

Collegiate housing leasing revenue represented 99.1% of our total revenues, excluding operating expense reimbursements, for the six months ended June 30, 2018.

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

Development consulting services

We provide development consulting services primarily to colleges and universities seeking to modernize their on-campus collegiate housing communities, to other third-party investors and to our collegiate housing leasing segment in order to develop communities for our ownership. Although we did not have any open third-party development consulting contracts at June 30, 2018 and therefore did not recognize any third-party development consulting revenue during the six months ended June 30, 2018, our development consulting services typically include the following:

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

Management services

For the six months ended June 30, 2018, revenue from our management services segment represented 0.9% of our total revenues, excluding operating expense reimbursements. We provide management services for collegiate housing communities owned by educational institutions, charitable foundations, ourselves and others. Our management services typically cover all aspects of community operations, including residence life and student development, marketing, leasing administration, strategic relationships, information systems and accounting services. We have determined that these services represent a single performance obligation to operate the community. We provide these services pursuant to multi-year management agreements under which management fees are typically 3% to 5% of leasing revenue. These agreements usually have an initial term of two to five years with renewal options of like terms. As the management fees vary based on the property revenues, the fees represent variable consideration. Revenues are recognized over time as services are simultaneously provided and consumed. Each monthly service period represents a distinct obligation, and revenue is recognized based on the expected value of the contractual percentage of actual revenues.

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

We define our same-community portfolio as properties that (i) were owned and operating for the full six months ended June 30, 2018 and 2017, (ii) are not conducting substantial development or redevelopment activities, (iii) were not sold during the respective periods or met the held for sale accounting treatment and (iv) properties that did not experience certain extraordinary events making year over year results incomparable. Excluded from same-community results are five properties that were sold during the six months ended June 30, 2018, one property that was sold during the year ended December 31, 2017 and University Towers, our collegiate housing community serving North Carolina State University. As a result of the university implementing a new freshman on-campus living requirement in the fall of 2017, we changed the way the University Towers community was leased and operated in 2017, making year over year results not comparable.

Our community occupancy rates are typically stable during the August to July academic year but are susceptible to fluctuation at the commencement of each new academic year. Management reviews both occupancy and rate per occupied bed to assess markets and, combined, overall revenue growth. For the six months ended June 30, 2018, same-community revenue per occupied bed increased to $927 and same-community physical occupancy decreased to 85.1%, compared to same-community revenue per occupied bed of $899 and same-community physical occupancy of 86.9% for the six months ended June 30, 2017. The results represent averages across the same-community portfolio, which are not necessarily indicative of every community in the portfolio. Individual communities can and do perform both above and below these averages, and, at times, an individual community may experience a decline in total revenue due to changes in local university student housing policies and economic conditions. Our management focus is to assess these situations and address them quickly in an effort to minimize the exposure and reverse any negative trends.

The same-community leasing portfolio opened the 2017/2018 lease term with a 1.8% increase in rental revenue. Opening occupancy was down 120 basis points to 95.2% and net rental rates opened the term 3.0% above the prior year. New-communities opened the 2017/2018 lease term with an average occupancy of 89.2%.

North Carolina State University previously announced a requirement that all freshmen live on campus beginning in September 2017. However, due to a shortage of on-campus housing, the property was fully occupied for the 2017/2018 lease year. In future lease years, we are projecting that this change in policy may negatively impact the leasing of our University Towers collegiate housing property as the community has historically been primarily leased to freshmen. We will continue to monitor the impact of this change, as it could negatively impact the property's results of operations and the future valuation of the property.

Development consulting services

Third-party development consulting services

For the six months ended June 30, 2017, third-party development revenue was $3.0 million. During the six months ended June 30, 2018, we did not recognize any third-party development revenue as we did not have any open third-party development consulting contracts. In prior years, we have had approximately two to three third-party development consulting projects per year. As more universities are turning toward private industry to fund and own new collegiate housing projects, we expect to see an increase in equity deals and future third-party fee volume to fluctuate based on projects awarded. During the year ended December 31, 2017, we delivered third-party development projects at East Stroudsburg University - Pennsylvania Phase II, Texas A&M - Commerce and Shepherd University. We continue to negotiate and finalize deal terms for three recently awarded third-party development consulting projects.

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

General and administrative costs on the accompanying condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2018 and 2017 were $11.5 million and $6.8 million, respectively. We incurred $5.3 million of costs (primarily for legal and other professional services) related to the Mergers during the six months ended June 30, 2018. Excluding these costs, general and administrative costs would have decreased $0.5 million, or 7.5% due to decrease in pursuit and acquisition costs.

Asset repositioning and capital recycling

Since 2010, we have made a concerted effort to reposition and improve our owned portfolio and have acquired $1.4 billion of collegiate housing communities, completed $1.2 billion of developments and disposed of $634.2 million of collegiate housing communities. These transactions have improved our median distance to campus to 0.1 miles and increased our average rental rate to $833. Currently, 88% of our beds and 91% of our community net operating income ("NOI") are located on or pedestrian to campus.

Subject to certain exceptions, the Merger Agreement prohibits acquisitions and dispositions of new collegiate housing properties during its term. The Merger Agreement allows us to complete certain transactions if consented to by Greystar; however, we do not expect any material acquisitions or dispositions or financings while the Mergers are pending.

During the six months ended June 30, 2018, we sold the following collegiate housing properties for a combined gross sales price of $129.2 million:

Name	Primary University Served	Disposition Date	# of Beds	# of Units
Campus Lodge	University of Florida	February 2018	1,115	360
River Pointe	University of West Georgia	February 2018	504	132
Carrollton Crossing	University of West Georgia	February 2018	336	84
Commons on Bridge	University of Tennessee	April 2018	150	51
Commons at Knoxville	University of Tennessee	April 2018	708	211
Total			2,813	838

We received aggregate net proceeds of approximately $125.1 million after deducting closing costs and recognized a $42.3 million gain on these dispositions.

During the six months ended June 30, 2018, we acquired additional ownership interests in the joint ventures holding The Marshall and Georgia Heights collegiate housing communities. Simultaneous with the acquisition of additional ownership interests, the joint venture agreements were amended to provide us with the control to direct the activities of these entities. Therefore, these entities were consolidated by us beginning on May 16, 2018. Furthermore, we entered into a 10-year secured fixed rate mortgage debt with a combined amount of $129.4 million that bears interest at 4.13%.

Also, during the six months ended June 30, 2018, the University Village - Greensboro collegiate housing community was sold and our interests in the joint venture redeemed. We received cash proceeds of $3.8 million after deducting closing costs.

Construction is proceeding as expected on the following active development projects (dollars in thousands):

Active Projects	Project Type	EdR's Ownership Percentage	Bed Count	Total Estimated Project Development Cost(1)	EdR's Economic Ownership Cost(1)	Development Cost Funded by EdR's Balance Sheet (Excludes Partner Contribution)	EdR's Remaining Cost to be Funded(1)
2018 Deliveries
University of Pittsburgh - One on Centre	Joint Venture	80%	723	$106,100	$84,900	$100,300	$14,500
Florida State University - Players Club redevelopment	Wholly Owned	100%	592	38,000	38,000	38,000	16,800
Northern Michigan University - The Woods - Ph III	ONE Plan	100%	379	29,000	29,000	29,000	10,300
University of Minnesota - Hub at Minneapolis	Joint Venture	51%	707	97,900	49,900	83,500	11,900
Arizona State University - Union at Tempe	Joint Venture	90%	839	164,900	148,400	159,100	19,200
Cornell University - Maplewood	ONE Plan	100%	872	86,000	86,000	86,000	26,500
Colorado State - Union on Plum	Joint Venture	70%	229	28,200	19,700	25,700	4,200
Iowa State University - Union on Lincoln Way	Joint Venture	70%	542	51,900	36,300	47,300	10,400
University of Hawai'i - Hale Mahana	Joint Venture	90%	589	109,600	98,600	106,300	23,300
Oklahoma State University - One on 4th	Joint Venture	70%	475	47,200	33,000	43,700	4,700
Total - 2018 Deliveries			5,947	$758,800	$623,800	$718,900	$141,800

2019 Deliveries
Lehigh University - SouthSide Commons	ONE Plan	100%	428	$48,300	$48,300	$48,300	$43,000
Mississippi State University - College View	ONE Plan	100%	656	69,200	69,200	69,200	63,400
Total - 2019 Deliveries			1,084	$117,500	$117,500	$117,500	$106,400

Total Active Projects			7,031	$876,300	$741,300	$836,400	$248,200
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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table presents our results of operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six months ended June 30,
	2018	2017	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$161,939	$150,856	$11,083	7.3%
Collegiate housing leasing operating expenses	64,339	59,215	5,124	8.7%
Net operating income	$97,600	$91,641	$5,959	6.5%

Development Consulting Services:
Third-party development consulting services	$—	$2,971	$(2,971)	(100.0)%
General and administrative(1)	870	1,021	(151)	(14.8)%
Net operating (loss) income	$(870)	$1,950	$(2,820)	(144.6)%

Management Services:
Third-party management services	$1,504	$1,776	$(272)	(15.3)%
General and administrative(1)	1,122	1,044	78	7.5%
Net operating income	$382	$732	$(350)	(47.8)%

Reconciliations:
Segment revenue	$163,443	$155,603	$7,840	5.0%
Operating expense reimbursements	3,667	4,237	(570)	(13.5)%
Total segment revenues	$167,110	$159,840	$7,270	4.5%

Segment operating expenses	$66,331	$61,280	$5,051	8.2%
Reimbursable operating expenses	3,667	4,237	(570)	(13.5)%
Total segment operating expenses	$69,998	$65,517	$4,481	6.8%

Segment net operating income	$97,112	$94,323	$2,789	3.0%
Other unallocated general and administrative expenses(2)	(15,367)	(10,376)	(4,991)	48.1%
Depreciation and amortization	(46,386)	(50,359)	3,973	(7.9)%
Ground leases	(6,435)	(6,022)	(413)	6.9%
Nonoperating income (expenses)	24,737	(6,842)	31,579	(461.5)%
Other operating income(3)	—	(500)	500	(100.0)%
Equity in earnings of unconsolidated entities	6,831	384	6,447	NM
Income before income taxes and gain on sale of collegiate housing properties	$60,492	$20,608	$39,884	193.5%

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
(3) For the six months ended June 30, 2017, this amount represents the change in fair value of contingent consideration liabilities associated with the 2016 acquisitions. As of December 31, 2017, the contingent consideration liabilities were settled.

Collegiate housing leasing

Collegiate housing operating statistics for total communities and same-communities for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,		Favorable (Unfavorable)
	2018	2017
Total communities:
Occupancy
Physical(1)	83.5%	86.7%	(320) bps
Economic(2)	84.6%	88.0%	(340) bps
NarPOB(3)	$842	$800	$42
Other income per occupied bed(4)	$69	$57	$12
RevPOB(5)	$911	$857	$54
Operating expense per bed(6)	$302	$292	$(10)
Operating margin(7)	60.3%	60.7%	(40) bps
Design Beds(8)	212,894	203,047	9,847

Same-communities(9):
Occupancy
Physical(1)	85.1%	86.9%	(180) bps
Economic(2)	86.8%	89.1%	(230) bps
NarPOB(3)	$862	$839	$23
Other income per occupied bed(4)	$65	$60	$5
RevPOB(5)	$927	$899	$28
Operating expense per bed(6)	$291	$283	$(8)
Operating margin(7)	63.1%	63.7%	(60) bps
Design Beds(8)	168,498	168,498	—

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
(9) Represents operating statistics for communities that were owned by us and were operating for the full six months ended June 30, 2018 and 2017. Excluded from same-community results are five properties that were sold during the six months ended June 30, 2018, one property that was sold during the year ended December 31, 2017 and University Towers, our collegiate housing community serving North Carolina State University.

The following table shows the impact of the same-communities, acquisitions and developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the six months ended June 30, 2018 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Six months ended June 30, 2017	$150,856	$59,215
Increase in same-community	1,300	1,271
Increase from 2017 development deliveries	13,632	3,261
Increase from 2017 acquisitions	471	388
(Decrease) increase from 2018 development deliveries(1)	(682)	2,764
Increase from the consolidation and acquisition of additional ownership in two joint ventures in 2018	2,334	735
Increase from pre-opening expense on future developments	—	54
Decrease (increase) in other-communities	(168)	12
Decrease from sold communities	(5,804)	(3,361)
Six months ended June 30, 2018	$161,939	$64,339
(1) Includes the Players Club redevelopment which was open and operating for the six months ended June 30, 2017.

The increase in same-community revenue of $1.3 million, or 1.0%, was attributable to a 2.5% increase in rental rates and a 0.4% increase in other income, offset by a decline of 1.9% in occupancy. Same-community operating expenses increased $1.3 million, or 2.7%, over the prior year primarily due to an increase in marketing expenses.

The increase from the 2017 and 2018 acquisitions and development deliveries relates to a full six months of operating results in the current period compared to the prior year. Sold-communities reflects the impact to operating results of the communities sold in 2018 and 2017.

Development consulting services

The following table represents the development consulting revenue recognized by project for the six months ended June 30, 2017 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017
Shepherd University	298	Development fee	$582
Bowles Hall	186	Development fee	626
Texas A&M - Commerce	490	Development fee	872
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	891
Third-party development consulting services total			$2,971

Third-party development consulting revenue fluctuates based on the number and timing of development projects. There was no third-party development consulting revenue recognized in the six months ended June 30, 2018 as there were no open third-party development consulting contracts.

General and administrative expenses for the segment decreased $0.2 million, or 14.8%, for the six months ended June 30, 2018 compared to the same period in the prior year. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. We are actively involved in several third-party developments in the predevelopment phase therefore, certain expenses such as internal payroll costs and other pre-development expenses are incurred despite not recognizing revenue during the six months ended June 30, 2018.

Management services

Management services revenue decreased $0.3 million, or 15.3%, as compared to the same period in the prior year. This decrease is primarily due to the lost revenue from five properties we managed during the six months ended June 30, 2017 but did not manage for the six months ended June 30, 2018. General and administrative expenses for our management services segment increased $78.0 thousand, or 7.5%, for the six months ended June 30, 2018 compared to the same period in the prior year.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $5.0 million, or 48.1%, during the six months ended June 30, 2018 over the same period in the prior year due to expenses related to the Mergers (primarily related to legal and other professional services) incurred during the six months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization decreased $4.0 million, or 7.9%, during the six months ended June 30, 2018 as compared to the same period in the prior year. This decrease relates primarily to $6.3 million of amortization of in-place leases of the 2016 and 2017 acquisitions recognized in 2017, partially offset by $2.0 million of amortization of in-place leases of the 2018 acquisitions recognized in 2018.

Ground lease expense

For the six months ended June 30, 2018, the cost of ground leases increased $0.4 million, or 6.9%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2017 on the campus of the University of Kentucky and one new community on the campus of Boise State University. Except for ground leases that are structured as purely contingent rent, we recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating income (expenses)

Nonoperating expenses consist of the following for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six months ended June 30,
	2018	2017	Change ($)	Change (%)
Interest expense, net of capitalized interest	$(8,873)	$(6,090)	$(2,783)	45.7%
Amortization of deferred financing costs	(713)	(779)	66	(8.5)%
Interest income	64	49	15	30.6%
Gain on consolidation of unconsolidated joint ventures	34,259	—	34,259	NM
Loss on extinguishment of debt	—	(22)	22	NM
Total nonoperating income (expenses)	$24,737	$(6,842)	$31,579	(461.5)%

Total nonoperating income increased $31.6 million for the six months ended June 30, 2018 compared to the same period in 2017. This increase is due to the gain on consolidation of unconsolidated joint ventures of $34.3 million, partially offset by a $2.8 million increase in interest expense over the prior year due to interest expense on the unsecured private placement notes.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table presents our results of operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30,
	2018	2017	Change ($)	Change (%)
Collegiate Housing Leasing:
Collegiate housing leasing revenue	$74,190	$70,071	$4,119	5.9%
Collegiate housing leasing operating expenses	32,165	30,338	1,827	6.0%
Net operating income	$42,025	$39,733	$2,292	5.8%

Development Consulting Services:
Third-party development consulting services revenue	$—	$1,156	$(1,156)	(100.0)%
General and administrative expenses(1)	437	510	(73)	(14.3)%
Net operating (loss) income	$(437)	$646	$(1,083)	(167.6)%

Management Services:
Third-party management services revenue	$599	$831	$(232)	(27.9)%
General and administrative expenses(1)	568	509	59	11.6%
Net operating income	$31	$322	$(291)	(90.4)%

Reconciliations:
Segment revenue	$74,789	$72,058	$2,731	3.8%
Operating expense reimbursements	1,593	1,984	(391)	(19.7)%
Total segment revenues	$76,382	$74,042	$2,340	3.2%

Segment operating expenses	$33,170	$31,357	$1,813	5.8%
Reimbursable operating expenses	1,593	1,984	(391)	(19.7)%
Total segment operating expenses	$34,763	$33,341	$1,422	4.3%

Segment net operating income	$41,619	$40,701	$918	2.3%
Other unallocated general and administrative expenses(2)	(10,584)	(5,094)	(5,490)	107.8%
Depreciation and amortization	(23,879)	(24,520)	641	(2.6)%
Ground leases	(2,647)	(2,462)	(185)	7.5%
Nonoperating income (expenses)	29,808	(3,403)	33,211	(975.9)%
Equity in earnings of unconsolidated entities	6,889	129	6,760	NM
Income before income taxes and gain on sale of collegiate housing properties	$41,206	$5,351	$35,855	670.1%
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

Collegiate housing leasing

Collegiate housing operating statistics for owned communities and same-communities for the three months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Favorable (Unfavorable)
	2018	2017
Owned communities:
Occupancy
Physical(1)	75.4%	79.9%	(450) bps
Economic(2)	76.5%	80.8%	(430) bps
NarPOB(3)	$857	$800	$57
Other income per occupied bed(4)	$87	$66	$21
RevPOB(5)	$944	$866	$78
Operating expense per bed(6)	$308	$300	$(8)
Operating margin(7)	56.6%	56.7%	(10) bps
Design Beds(8)	104,284	101,202	3,082

Same-communities(9):
Occupancy
Physical(1)	78.3%	79.8%	(150) bps
Economic(2)	80.2%	81.8%	(160) bps
NarPOB(3)	$865	$840	$25
Other income per occupied bed(4)	$75	$68	$7
RevPOB(5)	$940	$908	$32
Operating expense per bed(6)	$293	$290	$(3)
Operating margin(7)	60.2%	60.0%	20 bps
Design Beds(8)	84,255	84,255	—

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
(9) Represents operating statistics for communities that were owned by us and were operating for the full three months ended June 30, 2018 and 2017. Excluded from same-community results are five properties that were sold during the six months ended June 30, 2018, one property that was sold during the year ended December 31, 2017 and University Towers, our collegiate housing community serving North Carolina State University.

The following table shows the impact of the same-communities, acquisitions, developments and communities sold during the period on collegiate housing leasing revenue and operating expenses for the three months ended June 30, 2018 (in thousands):

	Collegiate Housing Leasing Revenue	Collegiate Housing Leasing Operating Expenses
Three months ended June 30, 2017	$70,071	$30,338
Increase in same-community	1,038	318
Increase from 2017 development deliveries	5,150	1,480
(Decrease) increase from 2017 acquisitions	(87)	94
(Decrease) increase from 2018 development deliveries(1)	(175)	1,499
Increase from the consolidation and acquisition of additional ownership in two joint ventures in 2018	2,334	735
Increase from pre-opening expense on future developments	—	28
Decrease (increase) in other-communities	(80)	3
Decrease from sold communities	(4,061)	(2,330)
Three months ended June 30, 2018	$74,190	$32,165
(1) Includes the Players Club redevelopment which was open and operating for the three months ended June 30, 2017.

The increase in same-community revenue of $1.0 million, or 1.7%, is due to a 2.7% increase in rental rates and a 0.6% increase in other income, which was partially offset by a 1.6% decline in occupancy. Same-community operating expenses increased $0.3 million, or 1.3%, over the prior year primarily due to an increase in marketing expenses.

The increase from the 2017 acquisitions and development deliveries relates to a full quarter of operating results in the three months ended June 30, 2018 compared to a partial quarter of operating results during the same period in the prior year. The decrease attributable to sold-communities reflects the impact to operating results of the communities sold in 2017 and 2018.

Development consulting services

The following table represents the development consulting revenue recognized by project for the three months ended June 30, 2017 (dollars in thousands):

			Segment Revenues
Project	Beds	Fee Type	2017
East Stroudsburg University - Pennsylvania Ph II	488	Development fee	$422
Shepherd University	298	Development fee	306
Texas A&M - Commerce	490	Development fee	428
Third-party development consulting services total			$1,156

Third-party development consulting revenue fluctuates based on the number and timing of development projects. There was no third-party development consulting revenue recognized in the three months ended June 30, 2018, as there were no open third-party development consulting contracts.

General and administrative expenses for the segment decreased $73.0 thousand, or 14.3%, for the three months ended June 30, 2018 as compared to the same period in 2017. Gross general and administrative expenses generally fluctuate based on the number and timing of development jobs, both owned and third-party. We are actively involved in several third-party developments in the predevelopment phase, therefore certain expenses such as internal payroll costs and other pre-development expenses are incurred despite not recognizing revenue during the three months ended June 30, 2018.

Management services

Management services revenue decreased $0.2 million, or 27.9%, for the three months ended June 30, 2018 as compared to the same period in 2017. This decrease is due primarily to the lost revenue from properties we no longer manage. General and administrative expenses for our management services segment increased $59.0 thousand, or 11.6%, during the three months ended June 30, 2018 as compared to the same period in 2017.

Other unallocated general and administrative expenses

Other unallocated general and administrative expenses increased $5.5 million during the three months ended June 30, 2018 over the same period in the prior year due to expenses related to the Mergers of approximately $5.3 million incurred during the three months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization decreased $0.6 million, or 2.6%, during the three months ended June 30, 2018 as compared to the same period in the prior year. This decrease relates primarily to $2.9 million of amortization of in-place leases of the 2016 and 2017 acquisitions recognized in 2017, partially offset by $2.0 million of amortization of in-place leases of the 2018 acquisitions recognized in 2018.

Ground lease expense

For the three months ended June 30, 2018, the cost of ground leases increased $0.2 million, or 7.5%, compared to the same period in the prior year. This increase relates primarily to the opening of two new communities in 2017 on the campus of the University of Kentucky and one new community on the campus of Boise State University. Except for ground leases that are structured as purely contingent rent, we recognize ground lease expense on a straight-line basis over the life of the related ground lease.

Nonoperating income (expenses)

Nonoperating expenses consist of the following for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Interest expense, net of amounts capitalized	$(4,122)	$(3,062)	$(1,060)	34.6%
Amortization of deferred financing costs	(350)	(358)	8	(2.2)%
Interest income	21	17	4	23.5%
Gain on consolidation of unconsolidated joint ventures	34,259	—	34,259	NM
Total nonoperating income (expenses)	$29,808	$(3,403)	$33,211	NM

Total nonoperating income increased $33.2 million for the three months ended June 30, 2018 compared to the same period in 2017. This increase is due to the gain on consolidation of unconsolidated joint ventures of $34.3 million, partially offset by a $1.1 million increase in interest expense over the prior year due to interest expense on the unsecured private placement notes.

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

The following is a reconciliation of our GAAP operating income to NOI for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating income	$4,509	$8,625	$28,924	$27,066
Less: Third-party development services revenue	—	1,156	—	2,971
Less: Third-party management services revenue	599	831	1,504	1,776
Plus: Other operating expense	—	—	—	500
Plus: Development and management services expenses	2,984	2,775	5,835	5,676
Plus: General and administrative expenses	8,605	3,338	11,524	6,765
Plus: Ground leases	2,647	2,462	6,435	6,022
Plus: Depreciation and amortization	23,879	24,520	46,386	50,359
NOI	$42,025	$39,733	$97,600	$91,641

Liquidity and Capital Resources

Cash and cash flows

As of June 30, 2018, we had $9.5 million of cash on hand compared to $24.8 million of cash on hand as of December 31, 2017.

During the six months ended June 30, 2018, we generated $66.6 million of cash from operations compared to $69.2 million over the same period in 2017. This decrease of $2.6 million is attributable primarily to a decrease in working capital over the prior year of $1.0 million and a decrease in the deferred tax benefit of $1.0 million.

During the six months ended June 30, 2018, we used $149.7 million of cash in investing activities compared to $313.6 million over the same period in 2017. This decrease in cash used for investing activities of $163.9 million is attributable primarily to the following:

•	a decrease in cash used to acquire collegiate housing properties of $127.6 million (two acquisitions in 2017 compared to none in 2018),

•	an increase in cash generated from the disposition of collegiate housing properties of $107.3 million (five dispositions in 2018 with one in 2017), partially offset by

•	an increase in cash spent on development activities of $83.5 million.

During the six months ended June 30, 2018, we generated $72.3 million of cash from financing activities compared to $243.6 million during the same period in 2017. This decrease of $171.4 million is attributable primarily to:

•	a decrease in net borrowings on the line of credit of $394.0 million, partially offset by

•	an increase in proceeds from common stock offering of $187.1 million.

Liquidity outlook and capital requirements

Our short-term liquidity needs include funds for capital expenditures, funds for our active development projects, funds for debt service and funds for distributions to our stockholders and unitholders as required to maintain our REIT status. Subject to certain exceptions, the Merger Agreement contains provisions which prohibit acquisitions or dispositions of collegiate housing properties, new or modified debt financings, raising additional equity capital and certain capital expenditures, among other restrictions. Accordingly, we expect to meet our short-term liquidity requirements through existing cash provided by operations, draws on our Revolver and certain property dispositions, to the extent permitted under the Merger Agreement. The Merger Agreement includes restrictions on accessing the equity or debt markets, and therefore, we do not anticipate any additional sales of EdR common stock or additional debt financings (other than draws on the Revolver). In the event the Merger Agreement is terminated, we expect to fund any future distributions, as may be authorized by our board of directors, developments or capital expenditures from multiple sources including cash flow from our available cash balances, sales of EdR common stock through our at-the-market equity offering program ("ATM Program") or additional follow on equity offerings or additional public offerings of unsecured notes or private placements of debt securities.

ATM Program

In August 2016 and February 2017, the Trust entered into equity distribution agreements to establish new ATM Programs (the "2016 ATM Program" and "2017 ATM Program," respectively) whereby EdR is authorized to sell a maximum of $300.0 million and $500.0 million, respectively, in shares of its common stock (see Note 9 to the accompanying condensed consolidated financial statements). Under these agreements, EdR may make sales of common stock through at-the-market transactions or pursuant to forward sales agreements (the “Forward Agreements”) with certain counterparties. As of June 30, 2018, the Trust had sold 7.3 million shares for aggregated net proceeds of $316.1 million under the 2016 and 2017 ATM Programs. During the year ended December 31, 2017, the Trust settled three Forward Agreements under its 2016 ATM program by delivering 2.6 million shares of newly issued common stock, receiving $110.0 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. The Trust exhausted the 2016 ATM Program during the year ended December 31, 2017. During the six months ended June 30, 2018, the Trust settled the remaining three Forward Agreements under its 2017 ATM Program by delivering 4.8 million shares of newly issued common stock, receiving $187.1 million of net proceeds, which were used to repay a portion of the outstanding balance on the Revolver and for general corporate purposes. No sales of EdR common stock were made under the ATM Program during the six months ended June 30, 2018. As of June 30, 2018, the Trust had approximately $485.0 million available for issuance under its 2017 ATM Program and no outstanding Forward Agreements. As the Merger Agreement restricts the issuance of equity during its term, we do not anticipate future sales of common stock under our ATM Program unless the Merger Agreement is terminated.

Revolving credit facility

As described in Note 6 to the accompanying condensed consolidated financial statements, the Operating Partnership's revolving credit facility with KeyBanc National Association, an administrative agent, and the lenders party thereto (the "Revolver") has a maximum availability of $600.0 million, an accordion feature to $1.0 billion and matures in February 2023. The Revolver contains customary affirmative and negative covenants and financial covenants, including restrictions on distributions. As of June 30, 2018, we were in compliance with all covenants. As of June 30, 2018, the outstanding balance on the Revolver was $280.0 million, and we had an outstanding letter of credit of $0.8 million, therefore our remaining availability was $319.2 million. The interest rate applicable to the Revolver was 3.00% at June 30, 2018. The Revolver will be available to us during the term of the Merger Agreement for use in the ordinary course of business or for funding transactions that are not otherwise prohibited by the Merger Agreement.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and restrictive covenants substantially similar to those contained in the Revolver. EdR serves as the guarantor for any funds borrowed under the Second Amended and Restated Credit Agreement. As of June 30, 2018, the Operating Partnership was in compliance with all covenants of the Credit Agreement.

The Operating Partnership has multiple interest rate swaps with notional amounts totaling $187.5 million outstanding to hedge the interest payments on the LIBOR-based Term Loans through January 2017 for the Tranche A Term Loan and through January 2022 for the Tranche B Term Loan (see Note 11 to the accompanying condensed consolidated financial statements). As of June 30, 2018, the effective interest rate on the Tranche A Term Loan was 3.50% (weighted average swap rate of 2.30% plus the current margin of 1.20%) and the effective interest rate on the Tranche B Term Loan was 2.86% (weighted average swap rate of 1.66% plus the current margin of 1.20%).

The Operating Partnership also entered into forward starting interest rate swaps to lock in LIBOR at 2.10% from January 2017 to the maturity date of January 2022 of the Tranche A Term Loan.

At June 30, 2018 and December 31, 2017, the outstanding balance under the Term Loans was $186.7 million and $186.5 million, respectively, which is presented net of unamortized deferred financing costs of $0.8 million and $1.0 million, respectively, in the accompanying condensed consolidated balance sheets.

Unsecured senior notes

In November 2014, the Operating Partnership completed the public offering of $250.0 million unsecured senior notes (the "Unsecured Senior Notes") (see Note 6 to the accompanying condensed consolidated financial statements). The 10-year Unsecured Senior Notes were issued at 99.991% of par value with a coupon of 4.6% per annum and are fully and unconditionally guaranteed by EdR. Interest on the Unsecured Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Unsecured Senior Notes will mature on December 1, 2024. Net proceeds from the sale of the Unsecured Senior Notes were approximately $247.0 million, after deducting the underwriting discount and offering expenses payable by the Operating Partnership. The terms of Unsecured Senior Notes contain certain covenants that restrict the ability of the Trust and the Operating Partnership to incur additional secured and unsecured indebtedness. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as minimum interest coverage level. As of June 30, 2018, we were in compliance with all covenants.

Private placement notes

In August 2017, the Operating Partnership issued $150.0 million aggregate principal amount of unsecured senior notes in a private placement. The private placement notes were issued in two tranches with $75.0 million bearing interest at 4.22% and due August 31, 2029 (the “Senior A Notes”) and $75.0 million bearing interest at 4.30% and due August 31, 2032 (the “Senior B Notes” and, together with the Senior A Notes, the “Notes”). The Notes are guaranteed by EdR. As of June 30, 2018 and December 31, 2017, the outstanding balance under the Notes was $149.7 million at each period, which is presented net of unamortized deferred financing costs of $0.3 million at each period. As of June 30, 2018, we were in compliance with all covenants.

Mortgage debt

During the six months ended June 30, 2018, in connection with the acquisition of additional ownership interests in the joint ventures holding The Marshall and Georgia Heights collegiate housing communities, the Operating Partnership entered into $83.2 million and $46.2 million of fixed rate mortgage debt secured by The Marshall and Georgia Heights, respectively. The loans for both collegiate housing communities bear interest at 4.13%, are secured by the underlying properties, mature on June 1, 2028 and require a monthly interest-only payment until maturity.

Distributions

Distributions for the six months ended June 30, 2018 totaled $59.2 million, or $0.78 per share, to our stockholders and $0.5 million, or $0.78 per OP Unit, to the limited partners in the Operating Partnership compared to cash provided by operations of $66.6 million, or $0.88 per weighted average share/unit. We are prohibited from paying any distributions through the closing of the Mergers, except to the extent necessary to maintain our status as a REIT. Any such distributions made during the term of the Merger Agreement would result in a corresponding reduction in the Merger consideration. However, if the closing of the Mergers has not occurred prior to October 15, 2018, we will be entitled to declare and pay regular dividends in cash of $0.00435 per calendar day from October 15, 2018 until the closing date of the Mergers for each share of common stock. Any such dividend payments will not impact the amount of the Merger consideration.

Acquisition, disposition and development activity

Subject to certain exceptions, the Merger Agreement prohibits acquisitions and dispositions of new collegiate housing properties, capital expenditures, new or modifications to debt financings and raising equity.

The Merger Agreement allows us to complete certain transactions if consented to by Greystar; however, we do not expect any material acquisitions or dispositions or financings until the Mergers close or the Merger Agreement is terminated. The Revolver will be available to us during the term of the Merger Agreement for use in the ordinary course of business or for funding transactions that are not otherwise prohibited by the Merger Agreement.

During the six months ended June 30, 2018, we disposed of five collegiate housing communities. We received combined net proceeds of approximately $125.1 million after deducting closing costs. The proceeds were used to fund our active development pipeline.

In addition, we sold our 25% interest in the University Village - Greensboro collegiate housing community for approximately $3.8 million after deducting closing costs.

Prior to May 16, 2018, the Trust held a 50% ownership interest in each 1313 5th Street MN Holdings, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as The Marshall and West Clayton Athens GA Owner, LLC, a Delaware limited liability company, which owns the collegiate housing property referred to as Georgia Heights (see Note 5 to the accompanying condensed consolidated financial statements). The joint ventures were accounted for under the equity method of accounting, as the Trust participated in, but did not control those entities. On May 16, 2018, the Trust acquired an additional 1% ownership interest in 1313 5th Street MN Holdings, LLC and an additional 10% ownership interest in West Clayton Athens GA Owner, LLC. Simultaneously with the acquisition of additional ownership interests, the joint venture agreements were amended to provide the Trust with the control to direct the activities of these entities. These entities were determined to be VIEs, and the Trust was deemed to be the primary beneficiary. Therefore, these entities were consolidated by the Trust beginning on May 16, 2018.

We currently have twelve active development projects that we are developing for our ownership with our share of aggregate development costs of $836.4 million. As of June 30, 2018, $493.1 million of the anticipated costs had been funded.

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

Long-term liquidity requirements

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, distributions, acquisitions, developments, renovations and other non-recurring capital expenditures that are needed periodically for our communities. During the term of Merger Agreement, we are prohibited from acquiring or disposing of collegiate housing properties and making significant capital expenditures, subject to certain exceptions. Any long-term liquidity needs during the term of the Merger Agreement will be met through existing working capital, cash provided by operations and additional borrowings under our Revolver. If the Merger Agreement is terminated, property dispositions may be a source of capital which may be recycled into our development pipeline or used to fund strategic acquisitions. We may also obtain other debt financing, including additional credit facilities, or sell debt or equity securities of the Trust, if the Merger Agreement is terminated.

Commitments

For the six months ended June 30, 2018, our contractual interest obligation and amounts contractually owed to general contractors under guaranteed maximum price contracts increased by $47.5 million and $106.0 million, respectively, as compared to the period ended December 31, 2017.

Long-term indebtedness

As of June 30, 2018, all but two of our communities were unencumbered by mortgage or construction debt. As of June 30, 2018, we had outstanding indebtedness of $992.0 million (net of unamortized deferred financing costs of $4.9 million). The scheduled future maturities of this indebtedness as of June 30, 2018 were as follows (in thousands):

Year
Six months ending December 31, 2018	$—
2019	—
2020	—
2021	122,500
2022	65,000
2023	280,000
Thereafter	529,400
Total	996,900
Unamortized deferred financing costs	(4,900)
Outstanding as of June 30, 2018, net of unamortized deferred financing costs	$992,000

As of June 30, 2018, the outstanding debt had a weighted average interest rate of 3.8% and carried an average term to maturity of 6.7 years.

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

Under the terms of the Merger Agreement, we may not declare or pay any dividends to the holders of our common stock during the term of the Merger Agreement without the prior written consent of Greystar, other than dividends reasonably required to maintain our status as a REIT under the Code or to avoid the payment of income or excise tax (with any such additional required dividend resulting in a corresponding decrease to the Merger consideration). However, to the extent that the closing of the Mergers has not occurred prior to October 15, 2018, we will be entitled to declare and pay regular dividends in cash of $0.00435 per calendar day from October 15, 2018 until the closing date of the Mergers for each share of common stock. Any such dividend payments will not impact the amount of the Merger consideration.

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

The following summarizes the Operating Partnership's exposure under such guaranties as of December 31, 2017 (dollars in thousands):

		Joint Venture Balance		Operating Partnership's Proportionate Interest
	Ownership Percent	Loan Balance	Partial Repayment Guarantee	Loan Balance	Partial Repayment Guarantee
University Village - Greensboro	25%	$22,546	n/a	$5,637	n/a
The Marshall	50%	54,956	8,767	27,478	4,384
Georgia Heights	50%	34,796	7,230	17,398	3,615

During the six months ended June 30, 2018, the Trust sold its investment in the University Village - Greensboro collegiate housing community, and the debt was repaid (see Note 5 to the accompanying condensed consolidated financial statements). No guarantees remain.

Also, during the six months ended June 30, 2018, the Trust acquired additional ownership interests in the joint ventures holding The Marshall and Georgia Heights collegiate housing communities (see Notes 3 and 5 to the accompanying condensed consolidated financial statements). Concurrently, the construction debt on both joint ventures was repaid, and no partial repayment guarantees remain.

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

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. As of June 30, 2018, we had fixed rate debt of $529.4 million. Holding other variables constant, a 100 basis point increase in interest rates would cause a $36.2 million decline in the fair value for our fixed rate debt. Conversely, a 100 basis point decrease in interest rates would cause a $39.8 million increase in the fair value of our fixed rate debt.

As of June 30, 2018, the effect of our hedge agreements was to fix the interest rate on $187.5 million variable rate term loans. Had the hedge agreements not been in place during the twelve months ended June 30, 2018, our interest costs would have been approximately $1.1 million lower, based on balances and reported interest rates through the period as the variable interest rates were lower than effective interest rates on the hedge agreements. Additionally, if the variable interest rates on this debt had been 100 basis points higher during the twelve months ended June 30, 2018 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.8 million higher. Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2018, the Operating Partnership’s disclosure controls and procedures were effective in causing material information relating to the Operating Partnership to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report on Form 10-K, which we are including in this quarterly report on Form 10-Q as a result of our entering into the Merger Agreement on June 25, 2018, as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.

Risks Related to the Mergers

There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close during the second half of 2018, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Greystar may terminate the Merger Agreement if the Mergers have not occurred by December 31, 2018. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Mergers requires the affirmative vote of the holders of at least a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the REIT Merger has been voted upon, either we or Greystar may terminate the Merger Agreement. Under certain circumstances, we will be required to pay a termination fee of $118,147,254 to Greystar if the Merger Agreement is terminated. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Mergers will be completed on the terms set forth in the Merger Agreement or at all.

In addition, under the terms of the Merger Agreement, we may not declare or pay any future dividends to the holders of our common stock during the term of the Merger Agreement without the prior written consent of Greystar, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common stock from receiving dividends that they might otherwise have received.

Failure to complete the Mergers in a timely manner or at all could materially and adversely affect our stock price and future business and financial results.

We can provide no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, we can provide no assurance that an event, change or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could materially and adversely affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the Mergers, any of which could materially and adversely affect our business, financial condition, results of operations and the value of our securities.

The pendency of the Mergers could adversely affect our business and operations.

In connection with the pending Mergers, some of our current or prospective university partners, lenders, joint venture partners or vendors may delay or defer decisions concerning their business relationships or transactions with us, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions will alter the manner in which we have customarily conducted our business and may prevent us from pursuing certain acquisitions, dispositions, developments or joint ventures, incurring indebtedness, undertaking capital expenditures and otherwise pursuing certain other actions, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-today operations for our current employees and management.

An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

Our stockholders may file lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our Board as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Trust or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Trust’s ability to solicit, initiate, knowingly facilitate or encourage any acquisition proposal. With respect to any unsolicited, written, bona fide acquisition proposal that the Trust receives, if it is deemed to be a superior proposal, Greystar generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before EdR’s Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to a superior proposal, the Trust may be required to pay a termination fee of $118,147,254 to Greystar depending on the circumstances giving rise to the termination.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Trust’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration greater than $41.50 per share, the per share cash consideration to be received by our stockholders pursuant to the Merger Agreement, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

The following table summarizes the repurchases during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	—	$—	—	—
May 1 – 31, 2018	—	$—	—	—
June 1 – 30, 2018	—	$—	—	—
Total	—	$—	—	—

Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

In September 2012, the Trust adopted the Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan (the "DRSPP"). In connection with the approval of the Mergers, the Board voted to terminate the DRSPP, such termination effective as of the effective time of the Mergers. The Board also voted to suspend the DRSPP indefinitely effective on June 25, 2018.

During the three months ended June 30, 2018, in connection with the DRSPP, we directed the plan administrator to purchase 145 shares of our common stock in the open market for a total of $5,070 pursuant to the dividend reinvestment component of the DRSPP with respect to our dividend for the second quarter of 2018. We also directed the plan administrator to purchase 246 shares of our common stock for $8,348 in the aggregate in the open market for investors pursuant to the direct stock purchase component of the DRSPP. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	60	$32.81	—	—
May 1 – 31, 2018	302	$33.88	—	—
June 1 – 30, 2018	29	$40.88	—	—
Total	391	$34.32	—	—
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
2.1
Agreement and Plan of Merger, dated as of June 25, 2018, by and among GSHGIF LTP, LP, GSHGIF REIT, GSHGIF Acquisition LP, GSHGIF DownREIT LP, Education Realty Trust, Inc., Education Realty Operating Partnership, LP, University Towers Operating Partnership, LP, Education Realty OP GP, Inc. and University Towers OP GP, LLC (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Agreement and Plan of Merger have been omitted and Education Realty Trust, Inc. agrees to furnish supplementally a copy of any such omitted schedules to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

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
3.3
First Amendment to the Second Amended and Restated Bylaws of Education Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

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

10.1
Excise Tax Gross-Up Agreement by and between Education Realty Trust, Inc. and Randall L. Churchey, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.1 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

10.2
Excise Tax Gross-Up Agreement by and between Education Realty Trust, Inc. and Edwin B. Brewer, Jr., dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.2 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

10.3
Excise Tax Gross-Up Agreement by and between Education Realty Trust, Inc. and Thomas Trubiana, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.3 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

10.4
Excise Tax Gross-Up Agreement by and between Education Realty Trust, Inc. and Christine Richards, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.4 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

10.5
Excise Tax Gross-Up Agreement by and between Education Realty Trust, Inc. and Lindsey Mackie, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.5 to the Trust’s and the Operating Partnership’s Current Report on Form 8-K, filed on June 25, 2018).

31.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Education Realty Trust, Inc. - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Education Realty Trust, Inc. - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Education Realty Operating Partnership, LP - Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Education Realty Operating Partnership, LP - Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.	INS XBRL Instance Document**

Exhibit Number	Description
101.	SCH XBRL Taxonomy Extension Schema Document**
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.	LAB XBRL Taxonomy Extension Label Linkbase Document**
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017, (iv) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Trust, Inc.
Date: August 8, 2018	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Education Realty Operating Partnership, LP By: Education Realty OP GP, Inc., its general partner
Date: August 8, 2018	By:	/s/ Randy Churchey
Randy Churchey Chief Executive Officer and Chairman of the Board of Directors

	By:	/s/ Edwin B. Brewer, Jr.
Edwin B. Brewer, Jr. Executive Vice President and Chief Financial Officer